Form 10-Q
period 1995-06-30
THERAGENICS CORP
filed 1995-08-03
CIK 795551

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549



                            FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1995   Commission File No. 0-15443

                      THERAGENICS CORPORATION
       (Exact name of registrant as specified in its charter)

        Delaware                         58-1528626
(State of incorporation) (I.R.S. Employer Identification Number)


         5325 Oakbrook Parkway
          Norcross, Georgia                             30093
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code: (404)381-8338



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES    X      NO


Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date:



         CLASS              Shares Outstanding at August 3, 1995
      Common Stock,                        11,071,985
     par value $.01

                     THERAGENICS CORPORATION

                        TABLE OF CONTENTS


                                                         Page
PART I  - FINANCIAL INFORMATION:

  ITEM 1. FINANCIAL STATEMENTS

    Balance Sheets -
    December 31, 1994 and June 30, 1995 (unaudited)....... 3

    Statements of Earnings for the Three and Six
    Months Ended June 30, 1994 and 1995 (unaudited)....... 5

    Statements of Cash Flows for the Three and Six
    Months Ended June 30, 1994 and 1995 (unaudited)....... 6

    Statements of Changes in Stockholders' Equity for
    the Six Months Ended June 30, 1995 (unaudited)........ 8

    Notes to Financial Statements......................... 9

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.. 10

PART II - OTHER INFORMATION

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K............... 13

SIGNATURE ............................................... 14

                  PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements


                     THERAGENICS CORPORATION

                          BALANCE SHEETS

               DECEMBER 31, 1994 AND JUNE 30, 1995

                              ASSETS


                                         December 31,   June 30,
                                             1994         1995
                                                     (Unaudited)
CURRENT ASSETS
 Cash and short-term investments        $ 2,317,463  $ 3,139,502
 Marketable securities                       50,000          -
 Trade Accounts Receivable                  732,424    1,078,623
 Inventories                                192,161      216,526
 Prepaid expenses and other
 current assets                              91,801       98,078
   Total current assets                   3,383,849    4,532,729

PROPERTY AND EQUIPMENT
 Building (Note B)                          899,760    1,673,154
 Leasehold Improvement                      138,978      142,652
 Machinery and equipment (Note B)         5,167,815    8,177,100
 Office furniture and equipment              44,721       44,721
                                          6,251,274   10,037,627
 Less accumulated depreciation
  and amortization                       (1,445,206)  (1,746,014)
                                          4,806,068    8,291,613
  Land                                       49,485       49,485
  Construction in progress (Note B)       3,602,825      169,924
                                          8,458,378    8,511,022

OTHER ASSETS
 Deferred Tax Asset                       2,179,000    1,714,703
 Patent Costs                                94,982       94,745
 Other                                       52,449       30,948
                                          2,326,431    1,840,396
                                        $14,168,658  $14,884,147

                     THERAGENICS CORPORATION

                          BALANCE SHEETS
                           (Continued)

               DECEMBER 31, 1994 AND JUNE 30, 1995

               LIABILITIES AND STOCKHOLDERS' EQUITY


                                         December 31,   June 30,
                                             1994         1995
                                                      (Unaudited)
CURRENT LIABILITIES:
 Current portion of long term debt      $   469,765  $   489,435
 Trade accounts payable                     226,209      218,245
 Accrued salaries, wages,
 and payroll taxes                          110,132      210,018
 Income taxes payable                           113          -
 Other current liabilities                   33,036       64,373
   Total current liabilities                839,255      982,071


LONG TERM DEBT:
 Long Term Debt                           1,519,354    1,269,778


SHAREHOLDERS' EQUITY:
 Common stock, $.01 par value,
 50,000,000 shares authorized;
 10,961,887 and 11,058,985
 shares had been issued as of
 December 31, 1994 and June 30,
 1995, respectively.                        109,618      110,590
 Additional paid-in capital              15,207,453   15,262,228
 Accumulated deficit                     (3,507,022)  (2,740,520)
   Total stockholders' equity            11,810,049   12,632,298
                                        $14,168,658  $14,884,147


 The accompanying notes are an integral part of these statements.

                     THERAGENICS CORPORATION

                      STATEMENTS OF EARNINGS
 FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1994 AND 1995
                           (Unaudited)

                        Three Months            Six Months
                        Ended June 30          Ended June 30
                        1994       1995       1994        1995

REVENUES:
Sales ............$1,104,670  $1,826,216  $2,258,527  $3,660,678
Licensing Fees ...       -        85,431         -        85,431

COSTS & EXPENSES:
Cost of sales .....  386,380     639,354     789,881   1,274,928
Selling, general, &
administrative ....  492,539     673,907     959,093   1,277,600
Research and
development .......    3,403       6,635       6,495      14,195
                     882,322   1,319,896   1,755,469   2,566,723

OTHER INCOME (EXPENSE):
Interest income ...   37,608      32,940      64,280      64,249
Interest expense ..  (25,141)        -       (54,584)        -
Other .............   (4,332)     (3,896)        378      (7,340)
                       8,135      29,044      10,074      56,909
NET EARNINGS BEFORE
 INCOME TAXES .....  230,483     620,795     513,132   1,236,295

Income tax expense    83,000     235,902     188,000     469,792

NET EARNINGS ......  147,483     384,893     325,132     766,503

NET EARNINGS PER
COMMON SHARE           $ .01        $.03       $ .03        $.07

WEIGHTED AVERAGE
SHARES            11,607,675  11,783,995  11,607,917  11,745,723


 The accompanying notes are an integral part of these statements.

                    THERAGENICS CORPORATION
                    STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1994 AND 1995
                         (Unaudited)

                        Three Months            Six Months
                        Ended June 30          Ended June 30
                       1994       1995        1994       1995

CASH FLOWS FROM
OPERATING ACTIVITIES:
 Earnings.........$  147,483 $  384,893    $  325,132  $  766,503
 Adjustments to
 reconcile net
 earnings to net
 cash provided by
 operating
 activities:
  Depreciation and
  amortization.....  139,931    223,722       280,265    364,554
  Change in assets
  and liabilities:
  Accounts
  receivable.......   (3,314)   (43,558)     (122,653)  (346,199)
  Inventories......  (11,095)   (35,503)      (22,409)   (24,365)
  Prepaid expenses
  and other current
  assets...........   28,087     20,345        58,335     (6,277)
  Deferred tax asset  68,000    230,407       173,000    464,297
  Other assets.....      -       19,814          (200)    21,501
  Trade accounts
  payable..........   14,103    (34,446)      (15,541)    (7,964)
  Accrued salaries,
  wages and
  payroll taxes....   37,289     73,290        52,937     99,886
  Other current
  liabilities......   75,531     25,200        79,080     31,224
  Total Adjustments  348,532    479,271       482,814    596,657
 Net cash provided
 by operating
 activities........  496,015    864,164       807,946  1,363,160

                    THERAGENICS CORPORATION
                    STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1994 AND 1995
                         (Unaudited)
                         (continued)

                        Three Months            Six Months
                        Ended June 30          Ended June 30
                       1994       1995        1994       1995

CASH FLOWS FROM
INVESTING ACTIVITIES:
 Purchases and
 construction of
 property and
 equipment.........   (26,685)   (61,773)    (115,551)  (414,363)
 Retirements of
 property and
 equipment.........        (3)     1,034        1,569      1,034
 Patent costs......     1,946     (3,632)       3,304     (3,632)
 Purchases/sales
 of marketable
 securities........       -          -        103,484     50,000
 Market value change
 of marketable
 securities........    (4,145)       -           (654)       -
 Net cash provided
 /(used) by investing
 activities........   (28,887)   (64,371)      (7,848)  (366,961)

CASH FLOWS FROM
FINANCING ACTIVITIES:
 Exercise of
 stock options....      6,000     53,746        6,000     55,746
 Repayment of
 term loan........   (155,630)  (115,815)    (307,337)  (229,906)
 Net cash provided
 /(used) by financing
 activities.......   (149,630)   (62,069)    (301,337)  (174,160)

NET INCREASE IN CASH
AND SHORT-TERM
INVESTMENTS.......    317,498    737,724      498,761    822,039

CASH AND SHORT-TERM
INVESTMENTS AT
BEGINNING OF PERIOD 3,264,284  2,401,778    3,083,021  2,317,463

CASH AND SHORT-TERM
INVESTMENTS AT
END OF PERIOD......$3,581,782 $3,139,502   $3,581,782 $3,139,502

The accompanying notes are an integral part of these statements.

                     THERAGENICS CORPORATION
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE THREE MONTHS ENDED MARCH 31, 1995
                          (Unaudited)



                Common Stock       Additional
             Number of  Par Value    Paid-in    Accumulated
              shares      $.01       capital      deficit      Total
BALANCE,
December 31,
1994........ 10,961,887  $109,618  $15,207,453 $(3,507,022) $11,810,049
Exercise of
stock options    97,098       972       54,774         -         55,746
Net earnings
for the
period......        -         -            -       766,503      766,503
BALANCE,
June 30,
1995........ 11,058,985  $110,590  $15,262,227 $(2,740,519) $12,632,298



   The accompanying notes are an integral part of these statements.

                     THERAGENICS CORPORATION


                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1995
                           (Unaudited)



NOTE A - BASIS OF PRESENTATION

         The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 1995, and the results of operations, cash flows, and changes in shareholders equity for the three and six months ended June 30, 1995. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements and notes be read in conjunction with the audited financial statements and notes for the year ended December 31, 1994, included in the Form 10-K filed by the Company.



NOTE B - CONSTRUCTION IN PROGRESS

         In April 1995, $3.8 million related to the Company's #2 cyclotron capacity expansion project was moved from construction in progress and placed in service with approximately $.8 million representing building costs and $3.0 million representing machinery and equipment costs.

Item 2. - Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations

Revenues - Revenues for the quarter ($1,911,647) were up 73% over the second quarter of 1994 contributing to year to date revenues ($3,746,109) being 66% over the first six months of last year.
As in the first quarter of this year, the increase in second quarter sales resulted primarily from the Company's marketing campaign which was accelerated in the second half of 1994 with continued emphasis in the first and second quarter of 1995. Improvement in manufacturing reliability continues to provide a consistent flow of product to make the sales gains possible.
In addition lump-sum payments associated with the licensing of the Company's TheraSphere product were received in the second quarter contributing to the improvement in revenues.

The Company's net profit improved 161% to $385,000, or $.033 per share in the second quarter of 1995, from $147,000 or $.013 per share for the same period in 1994. Year to date profits grew 136% to $767,000 from $325,000 with earnings per share of $.065 versus $.028.


Costs and Expenses - Cost of sales for the second quarter increased by $253,000 primarily due to costs associated with increase sales plus additional depreciation expense of $81,000 reflecting the placing in service of the Company's second cyclotron on April 1, 1995. Also contributing to the rise in cost of sales was the continuation of the Company's efforts to improve efficiencies in the manufacturing area. These efforts and costs are most likely to continue as the Company identifies opportunities to improve quantity, quality or safety. With the exception of the depreciation expense related to cyclotron #2, the same factors account for the $485,000 increase in cost of sales for the first six months of 1995 compared to the same period of 1994.


S,G&A expenses as a percent of sales decreased from 45% in the second quarter of 1994 to 35% for the same period in 1994. The six-month percentages were reduced to 34% in 1995 versus 42% in 1994. As sales increase, S,G&A expenses are expected to continue to decline as a percent of sales except for variable components such as advertising and public relations expense which have and will continue to significantly increase in line with the recent acceleration of the Company's marketing programs. Those increases, together with additional costs in insurance, investor relations (including Annual Meeting and Annual Report costs) and personnel expenses aggregated the $181,000 increase in 1995 second quarter S,G&A over the second quarter of 1994. These same expenses account for the $319,000 increase in S,G&A for the first six months of 1995 over the same period in 1994. Costs in these areas are expected to remain at the higher levels.

Other Income and Expense shows an improvement of approximately $21,000 primarily due to a decrease in interest expense. However, 1994's second quarter reflects $25,000 as interest expense which should have been capitalized because of construction in progress. Interest expense was also booked improperly in the first quarter of 1994 resulting in the six-months ended June 30, 1995 recording a $47,000 decrease in Other Income and Expense from the same period in 1994.


Liquidity and Capital Resources

The Company had cash, cash equivalents, short-term investments and marketable securities of $3.2 million at June 30, 1995, compared to $2.4 million at December 31, 1994. Operating activities for the first six months of 1995 provided $1,363,000 in additional cash. This positive cash flow from operations primarily represents the quarter's profit of $766,000, an adjustment for depreciation of $365,000 which is a non-cash expense, a tax loss carryforward adjustment of $464,000 which reduces cash tax payments, an increase in salaries, vacations and payroll taxes payable of $100,000 and other miscellaneous items of approximately $14,000 offset by an increase in accounts receivable of $346,000 due to increased sales.

During the first six months of 1995, the Company used cash in the amount of $225,500 predominantly for final payment on the Company's second cyclotron and the building expansion including capitalized interest. An additional $127,500 was used to pay for a substantial part of the steel necessary to build a third and fourth cyclotron, while the remaining $62,000 represented capital equipment and capitalized interest.

Finally, repayment of long term debt totaled $116,000 during the second quarter and $230,000 for the six-month period ended June
30, 1995.

As reported in a Form 8-K filed with the SEC on July 13, 1995, Theragenics Corporation (`Theragenics`) entered into two agreements (`Agreement(s)`) dated June 29, 1995, each for the purchase of one cyclotron. The Agreements call for the manufacturer to install and turn over to Theragenics one cyclotron in the late third quarter of 1996 and to install and turn over to Theragenics another cyclotron in the mid to late first quarter of 1997. The Agreement on the second cyclotron allows Theragenics, at its discretion and at additional cost, to accelerate for up to two months or delay for up to 22 months the delivery and installation of the second cyclotron. Both agreements are payable in the manufacturer's country's currency and consequently the costs are subject to changes as a result of fluctuations in foreign currencies against the U.S. Dollar. The Company at the present time does not foresee these changes in costs to be material.

The two additional cyclotron purchases will require expansions of the Company's facilities, including additional land purchases and new or expanded building facilities. The Company's present estimate of those costs approximates $8,500,000, based on today's exchange rate of US. dollars to the manufacturer's country's currency for the purchase of the two cyclotrons and cost estimates for current expansion plans for the manufacturing facilities. This estimate is subject to fluctuation in the price of the cyclotrons resulting from changes in foreign currencies against the U.S. Dollar and fluctuation of building expansion costs as plans for the expansion become finalized. The Company does not believe that either of these potential changes in costs will be material.

Theragenics currently plans to finance these two manufacturing expansion projects from a combination of current cash balances, cash flow from future operations and long term bank debt. Theragenics currently has not received any firm commitments for bank financing of the above-named projects. Management believes that such financing is available but cannot offer assurances of receiving such financing. Management may choose to and reserves the right to raise additional funds through additional stock offerings or other forms of financing for these projects or other attractive opportunities as they materialize.

                   PART II - OTHER INFORMATION


Item 4.- Submission of Matters to a Vote of Security Holders

         (a) The annual meeting of shareholders was held June 30, 1995.

         (b) Orwin L. Carter and M. Christine Jacobs were reelected to the board of directors and will each serve for a three-year term. Dr. Carter received 8,791,796 votes for his election and 122,783 votes withheld authority. Ms. Jacobs received 8,645,864 votes for her election and 268,715 votes withheld authority. The appointment of Grant Thornton as independent public accountants for the Company for the fiscal year ending December 31, 1995, was ratified and approved by a vote of 8,827,309 shares for and 46,920 shares against with 40,350 shares abstaining. The Company's 1995 Stock Option Plan was adopted by a vote of 7,522,778 shares for and 583,772 shares against with 222,541 shares abstaining from voting and 585,488 shares as broker non votes.

Item 6.- Exhibits and Reports on Form 8-K

         (a) Exhibits - None

         (b) Reports on Form 8-K.

             The company filed a Report on Form 8-K dated June
             29, 1995, reporting the signing of two agreements, each for the purchase of one cyclotron from the manufacturer of the Company's current two cyclotrons.

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  REGISTRANT:
                                  THERAGENICS CORPORATION



                                  By: /s/ M. Christine Jacobs
                                          M. Christine Jacobs
                                          President


                                  PRINCIPAL FINANCIAL OFFICER:



                                      /s/ Bruce W. Smith
                                          Bruce W. Smith
                                          Treasurer and
                                          Chief Financial Officer

Dated: August 3, 1995