Form 10-Q/A
period 1995-06-30
THERAGENICS CORP
filed 1995-09-26
CIK 795551

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549



                            FORM 10-Q/A-1

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
     par value $.01

Item 6.- Exhibits and Reports on Form 8-K

         (a) Exhibits

             Exhibit 27 - Financial Data Schedule

         (b) Reports on Form 8-K.

             The company filed a Report on Form 8-K dated June
             29, 1995, reporting the signing of two agreements, each for the purchase of one cyclotron from the manufacturer of the Company's current two cyclotrons.

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


                                  REGISTRANT:
                                  THERAGENICS CORPORATION



                                  By: /s/ M. Christine Jacobs
                                          M. Christine Jacobs
                                          President


                                  PRINCIPAL FINANCIAL OFFICER:



                                      /s/ Bruce W. Smith
                                          Bruce W. Smith
                                          Treasurer and
                                          Chief Financial Officer

Dated: September 26, 1995

                       THERAGENIC CORPORATION

                          INDEX TO EXHIBITS


                                                         Page No.
27   Financial Data Schedule                                5