Form 10-Q
period 1995-09-30
THERAGENICS CORP
filed 1995-11-14
CIK 795551

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549



                            FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                         Commission File No.
 September 30, 1995                                0-15443

                      THERAGENICS CORPORATION
       (Exact name of registrant as specified in its charter)

        Delaware                         58-1528626
(State of incorporation) (I.R.S. Employer Identification Number)


         5325 Oakbrook Parkway
          Norcross, Georgia                             30093
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code: (770)381-8338



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES    X      NO


Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date:



         CLASS             Shares Outstanding at November 10, 1995
      Common Stock,                        11,200,985
     par value $.01

                     THERAGENICS CORPORATION

                        TABLE OF CONTENTS


                                                             Page
PART I  - FINANCIAL INFORMATION:

  ITEM 1. FINANCIAL STATEMENTS

    Balance Sheets -
    December 31, 1994 and September 30, 1995 (unaudited)....... 3

    Statements of Earnings for the Three and Nine
    Months Ended September 30, 1994 and 1995 (unaudited)....... 5

    Statements of Cash Flows for the Three and Nine
    Months Ended September 30, 1994 and 1995 (unaudited)....... 6

    Statements of Changes in Stockholders' Equity for
    the Nine Months Ended September 30, 1995 (unaudited)....... 8

    Notes to Financial Statements.............................. 9

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS....... 10

PART II - OTHER INFORMATION

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................... 13

SIGNATURE .................................................... 14

                  PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements


                     THERAGENICS CORPORATION

                          BALANCE SHEETS

             DECEMBER 31, 1994 AND SEPTEMBER 30, 1995

                              ASSETS


                                       December 31, September 30,
                                          1994         1995
                                                    (Unaudited)
CURRENT ASSETS
 Cash and short-term investments      $ 2,317,463   $3,501,062
 Marketable securities                     50,000          -
 Trade Accounts Receivable                732,424    1,190,069
 Inventories                              192,161      194,964
 Prepaid expenses and other
 current assets                            91,801       70,930
   Total current assets                 3,383,849    4,957,025

PROPERTY AND EQUIPMENT
 Building (Note B)                        899,760    1,673,154
 Leasehold Improvement                    138,978      142,652
 Machinery and equipment (Note B)       5,167,815    8,163,036
 Office furniture and equipment            44,721       44,721
                                        6,251,274   10,023,563
 Less accumulated depreciation
  and amortization                     (1,445,206)  (1,967,275)
                                        4,806,068    8,056,288
  Land                                     49,485       49,485
  Construction in progress (Note B)     3,602,825      806,447
                                        8,458,378    8,912,220

OTHER ASSETS
 Deferred Tax Asset                     2,179,000    1,461,231
 Patent Costs                              94,982       92,747
 Other                                     52,449       30,127
                                        2,326,431    1,584,105
                                      $14,168,658  $15,453,350

                     THERAGENICS CORPORATION

                          BALANCE SHEETS
                           (Continued)

             DECEMBER 31, 1994 AND SEPTEMBER 30, 1995

               LIABILITIES AND STOCKHOLDERS' EQUITY


                                       December 31, September 30,
                                          1994         1995
                                                    (Unaudited)
CURRENT LIABILITIES:
 Current portion of long term debt   $   469,765   $  500,565
 Trade accounts payable                  226,209      220,522
 Accrued salaries, wages,
 and payroll taxes                       110,132      222,146
 Income taxes payable                        113          -
 Other current liabilities                33,036       99,434
   Total current liabilities             839,255    1,042,667


LONG TERM DEBT:
 Long Term Debt                        1,519,354    1,140,279


SHAREHOLDERS' EQUITY:
 Common stock, $.01 par value,
 50,000,000 shares authorized;
 10,961,887 and 11,200,985
 shares had been issued as of
 December 31, 1994 and June 30,
 1995, respectively.                     109,618      112,010
 Additional paid-in capital           15,207,453   15,477,807
 Accumulated deficit                  (3,507,022)  (2,319,413)
   Total stockholders' equity         11,810,049   13,270,404
                                     $14,168,658  $15,453,350

 The accompanying notes are an integral part of these statements.

                     THERAGENICS CORPORATION
                      STATEMENTS OF EARNINGS
            FOR THE THREE MONTHS AND NINE MONTHS ENDED
                   SEPTEMBER 30, 1994 AND 1995
                           (Unaudited)

                         Three Months           Nine Months
                      Ended September 30     Ended September 30
                        1994       1995       1994        1995

REVENUES:
Sales ............$1,129,094  $1,926,456  $3,387,621  $5,587,134
Licensing Fees ...       -           -           -        85,431

COSTS & EXPENSES:
Cost of sales .....  442,870     665,346   1,232,751   1,940,274
Selling, general, &
administrative ....  480,209     607,124   1,435,942   1,884,724
Research and
development .......    4,916       2,873      14,771      17,068
                     927,995   1,275,343   2,683,464   3,842,066

OTHER INCOME (EXPENSE):
Interest income ...   39,351      37,829     103,631     102,078
Interest expense ..  (26,565)        -       (81,149)        -
Other .............  (29,260)     (9,738)    (28,882)    (17,078)
                     (16,474)     28,091      (6,400)     85,000
NET EARNINGS BEFORE
 INCOME TAXES .....  184,625     679,204     697,757   1,915,499

Income tax expense    67,000     258,098     255,000     727,890

NET EARNINGS ......  117,625     421,106     442,757   1,187,609

NET EARNINGS PER
COMMON SHARE           $ .01        $.04       $ .04        $.10

WEIGHTED AVERAGE
SHARES            11,608,330  11,937,322  11,607,090  11,826,326

 The accompanying notes are an integral part of these statements.

                    THERAGENICS CORPORATION
                    STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS AND NINE MONTHS ENDED
                 SEPTEMBER 30, 1994 AND 1995
                         (Unaudited)

                         Three Months            Nine Months
                      Ended September 30     Ended September 30
                       1994       1995         1994       1995

CASH FLOWS FROM
OPERATING ACTIVITIES:
 Earnings.........$  117,625 $ 421,106     $ 442,757  $1,187,609
 Adjustments to
 reconcile net
 earnings to net
 cash provided by
 operating
 activities:
  Depreciation and
  amortization.....  140,454    223,259       420,719    587,813
  Change in assets
  and liabilities:
  Accounts
  receivable.......    8,855   (111,446)     (113,798)  (457,645)
  Inventories......  (75,439)    21,562       (97,848)    (2,803)
  Prepaid expenses
  and other current
  assets...........  (26,202)    27,148        32,133     20,871
  Deferred tax asset  62,000    253,472       235,000    717,769
  Other assets.....  (26,061)       821       (26,261)    22,322
  Trade accounts
  payable..........  110,320      2,277        94,779     (5,687)
  Accrued salaries,
  wages and
  payroll taxes....   13,171     12,128        66,108    112,014
  Other current
  liabilities......  (24,205)    35,061        54,875     66,285
  Total Adjustments  182,893    464,282       665,707  1,060,939
 Net cash provided
 by operating
 activities........  300,518    885,388     1,108,464  2,248,548

                    THERAGENICS CORPORATION
                    STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS AND NINE MONTHS ENDED
                  SEPTEMBER 30, 1994 AND 1995
                         (Unaudited)
                         (continued)

                        Three Months             Nine Months
                     Ended September 30       Ended September 30
                       1994       1995          1994       1995
CASH FLOWS FROM
INVESTING ACTIVITIES:
 Purchases and
 construction of
 property and
 equipment.........(2,357,541)   (623,156)  (2,473,092)  (1,037,519)
 Retirements of
 property and
 equipment.........         3         643        1,572       1,677
 Patent costs......     1,944          54        5,248      (3,578)
 Purchases/sales
 of marketable
 securities........   196,516         -        300,000      50,000
 Market value change
 of marketable
 securities........    10,116         -          9,462         -
 Net cash provided
 /(used) by investing
 activities........(2,148,962)   (622,459)  (2,156,810)   (989,420)

CASH FLOWS FROM
FINANCING ACTIVITIES:
 Exercise of
 stock options....     40,000     217,000       46,000     272,746
 Proceeds from
 term loan........  2,100,000         -      2,100,000         -
 Repayment of
 term loan........ (1,023,102)   (118,369)  (1,330,439)   (348,275)
 Net cash provided
 /(used) by financing
 activities.......  1,116,898      98,631      815,561     (75,529)

NET INCREASE IN CASH
AND SHORT-TERM
INVESTMENTS.......   (731,546)    361,560     (232,785)  1,183,599

CASH AND SHORT-TERM
INVESTMENTS AT
BEGINNING OF PERIOD 3,581,782   3,139,502    3,083,021   2,317,463

CASH AND SHORT-TERM
INVESTMENTS AT
END OF PERIOD......$2,850,236  $3,501,062   $2,850,236  $3,501,062

The accompanying notes are an integral part of these statements.

                     THERAGENICS CORPORATION
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                          (Unaudited)



                Common Stock       Additional
             Number of  Par Value    Paid-in    Accumulated
              shares      $.01       capital      deficit      Total
BALANCE,
December 31,
1994........ 10,961,887  $109,618  $15,207,453 $(3,507,022) $11,810,049
Exercise of
stock options   239,098     2,392      270,354         -        272,746
Net earnings
for the
period......        -         -            -     1,187,609    1,187,609
BALANCE,
September 30,
1995........ 11,200,985  $112,010  $15,477,807 $(2,319,413) $13,270,404


   The accompanying notes are an integral part of these statements.

                     THERAGENICS CORPORATION

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1995
                           (Unaudited)



NOTE A - BASIS OF PRESENTATION

         The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 1995, and the results of operations, cash flows, and changes in shareholders equity for the three and nine months ended September 30, 1995. All such adjustments are of a normal recurring nature.
         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements and notes be read in conjunction with the audited financial statements and notes for the year ended December 31, 1994, included in the Form 10-K filed by the Company.



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

Item 2. - Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations

Revenues - Revenues for the quarter ($1,926,000) were up 71% over the third quarter of 1994 contributing to year to date revenues ($5,673,000) being 67% over the first nine months of last year. As in the first and second quarters of this year, the increase in third quarter sales resulted primarily from the Company's marketing campaign which was accelerated in the second half of 1994 with continued emphasis in the first nine months of 1995. Improvement in manufacturing reliability continued to provide a flow of product capable of sustaining third quarter's demand for product. Additionally, lump-sum payments associated with the licensing of the Company's TheraSphere product were received in the second quarter contributing to the nine-month improvement in revenues.

The Company's net profit improved 258% to $421,000, or $.035 per share in the second quarter of 1995, from $118,000 or $.010 per share for the same period in 1994. Year to date profits grew 168% to $1,188,000 from $443,000 with earnings per share of $.100 versus $.038.


Costs and Expenses - Cost of sales for the third quarter increased by $222,000 primarily due to costs associated with increase sales plus additional depreciation expense of $81,000 reflecting the placing in service of the Company's second cyclotron as of April 1, 1995. Also contributing to the rise in cost of sales was the continuation of the Company's efforts to improve efficiencies in the manufacturing area. These efforts and costs are most likely to continue as the Company identifies opportunities to improve quantity, quality or safety. With the exception of the depreciation expense related to cyclotron #2, the same factors account for the $708,000 increase in cost of sales for the first nine months of 1995 compared to the same period of 1994.


S,G&A expenses as a percent of sales decreased from 43% in the third quarter of 1994 to 32% for the same period in 1995. The nine-month percentages were reduced to 33% in 1995 versus 42% in 1994. As sales increase, S,G&A expenses are expected to continue to decline as a percent of sales except for variable components such as advertising and public relations expense which have and will continue to significantly increase in line with the recent acceleration of the Company's marketing programs. Those increases, together with additional costs in insurance, property taxes, investor relations and personnel expenses aggregated the $127,000 increase in 1995 third quarter S,G&A over the third quarter of 1994. These same expenses account for the $449,000 increase in S,G&A for the first nine months of 1995 over the same period in 1994. Costs in these areas are expected to remain at the higher levels.

Other Income and Expense shows an improvement of approximately $45,000 primarily due to a $27,000 decrease in interest expense and a $20,000 decrease in other expenses reflecting the write-off of unamortized loan costs and prepayment associated with an old loan which was refinanced in September, 1994. The improvement in interest expense results from 1994's third quarter reflecting $25,000 as interest expense which should have been capitalized because of construction in progress. Interest expense was also booked improperly in the first and second quarters of 1994 which along with the loan write-off in 1994 resulted in the nine-months ended September 30, 1995 recording a $91,000 improvement in Other Income and Expense from the same period in 1994.


Liquidity and Capital Resources

The Company had cash, cash equivalents, short-term investments and marketable securities of $3.5 million at September 30, 1995, compared to $2.4 million at December 31, 1994. Operating activities for the first nine months of 1995 provided $2,249,000 in additional cash. This positive cash flow from operations primarily represents the nine month's profit of $1,188,000, an adjustment for depreciation of $588,000 which is a non-cash expense, a tax loss carryforward adjustment of $718,000 which reduces cash tax payments, an increase in salaries, vacations and payroll taxes payable of $112,000, an increase in other current liabilities of $66,000 and other miscellaneous items of approximately $35,000 offset by an increase in accounts receivable of $458,000 due to increased sales.

During the first nine months of 1995, the Company used cash in the amount of $225,500 predominantly for final payment on the Company's second cyclotron and its facilities including capitalized interest. An additional $691,500 represented progress payments on a third and fourth cyclotron and facilities to house them, while the remaining $121,000 represented capital equipment and capitalized interest.

Finally, repayment of long term debt totaled $118,000 during the third quarter and $348,000 for the nine-month period ended
September 30, 1995.

                   PART II - OTHER INFORMATION



Item 6.- Exhibits and Reports on Form 8-K

         (a) Exhibits - None

         (b) Reports on Form 8-K - None

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

Dated: November 8, 1995