Form 10-K
period 1995-12-31
THERAGENICS CORP
filed 1996-03-28
CIK 795551

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                          FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
       SECURITIES EXCHANGE ACT OF 1934

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended             Commission File No. 0-15443
   December 31, 1995

                   THERAGENICS CORPORATION
    (Exact name of registrant as specified in its charter)

        Delaware                       58-1528626
(State of incorporation)  (I.R.S. Employer Identification Number)


        5325 Oakbrook Parkway
          Norcross, Georgia                            30093
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:(770) 381-8338

   Securities registered pursuant to Section 12(b) of the Act:
Title of each class     Name of each exchange on which registered
      None                                None

   Securities registered pursuant to Section 12(g) of the Act:
                       Title of Class
           Common Stock, par value $.01 per share

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES    X      NO

   As of March 20, 1996, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, as determined by reference to the average of the closing price of the common stock as reported by the National Association of Securities Dealers Automated Quotation National Market system, was $90,601,512.75.

  As of March 20, 1996, the number of shares of common stock, $.01 par value, outstanding was 11,504,954.

Part I


Item 1.  Business

     Theragenics Corporation ("Theragenics" or the "Company") was incorporated in November 1981 to commercially engage in the development, manufacture, and marketing of therapeutic radiological pharmaceuticals and devices for use primarily in the treatment of cancer. The Company's products are intended to permit a physician to introduce short-range, short-lived radioactive material directly into cancerous tissue, thereby concentrating the impact of the radiation on the cancerous tissue to be destroyed while minimizing the effect on surrounding healthy tissue. To date the Company has internally developed two products - TheraSeed, a radioactive implant designed for the treatment of localized tumors, and TheraSphere, radioactive microspheres for the treatment of liver cancer. TheraSeed is being commercially distributed in the United States while TheraSphere is being commercially distributed in Canada.


General

     The conventional treatments for cancer to date have been surgery, radiation and chemotherapy. The treatments which have been most successful are those which remove or kill all of the cancerous tissue while avoiding excessive damage to the surrounding healthy, normal tissue. When the cancerous tissue cannot be completely removed or killed, the cancer usually returns to the primary site often with metastases to other areas.

     The Company's products are intended to permit a physician to place short-range, short-lived radioactive material near or into a cancerous tumor, thereby concentrating the impact of the radiation on the cancerous tissue to be destroyed. The Company's products are most effective on encapsulated, confined tumors. Each of the Company's products is based on established physical principles and has the simple objective of delivering sufficient radiation to the target cancer to kill it while minimizing the radiation to surrounding tissue.


Products

     TheraSeed, radioactive "seeds" approximately the size of a grain of rice which are implanted directly into a tumor, is presently marketed in the United States.

     TheraSphere, microscopic radioactive glass spheres used to treat liver cancer, is presently marketed in Canada by Nordion International Inc. ("Nordion") under sublicense from Theragenics. Additionally, Theragenics has granted to Nordion an exclusive worldwide sublicense to manufacture, distribute and sell

TheraSphere for any application.

     Palladium-103 ("Palladium" or "Pd-103") is the radioactive isotope providing the therapeutic benefit in the Company's
TheraSeed product. The Company will be exploring and investigating opportunities to use this isotope in other potential products as they are identified.


     TheraSeed Implants

     Prostate cancer is expected to strike 317,100 men in the United States in 1996. The National Cancer Institute estimates that one in three men over 50 years of age have microscopic cancer of the prostate. This ratio is greater than the odds (one in eight, as estimated by the American Cancer Society) for a woman getting breast cancer. A projected 41,400 men in the United States will die of this disease in 1996. Not including experimental treatment options, treatments for prostate cancer include prostatectomy (surgical removal of the prostate gland), external beam radiation, radioactive implants, watchful waiting, hormone manipulation and castration. Not all of these treatments are for early stage disease. The Company's TheraSeed product is usually classified as a treatment for early stage disease.

     TheraSeed is best suited for solid localized tumors. To date the most prevalent use of TheraSeed has been in the treatment of prostate cancer, although it has been used to treat cancers of the pancreas, lung, head and neck, oral cavity, base of the skull, brain and eye.

     Treatment of early stage prostate cancer with TheraSeed is a one-time, minimally-invasive technique, usually performed under local anesthesia in an outpatient setting. The seeds are loaded into long hollow needles which are inserted through the perineum and into the prostate gland. This procedure is facilitated by the recent developments of imaging equipment such as CT scanning or transrectal ultrasound. While visualizing the gland, the physician can facilitate placement of the seeds allowing for a homogeneous distribution of the radiation.

     While providing equivalent success rates to external beam radiation and surgery, TheraSeed offers the advantage of a much lower incidence of impotence and incontinence. Because no major surgery is involved, many TheraSeed patients are up and around within 48 to 72 hours, compared to recovery periods as long as four to six weeks for radical surgery. TheraSeed treatment also offers a cost advantage to the patient (or insurance company) over both surgery and external beam radiation. Cost of the TheraSeed procedure is about one-half of the cost of surgical removal and two-thirds that of external radiation.

     TheraSeed does not represent the only currently available radioactive isotope for cancer treatment, but does offer a much shorter half-life and a significantly greater dose rate when compared to other isotopes.

     It is an objective of the Company to explore and develop other potential uses for TheraSeed in addition to the treatment of prostate cancer whether oncological or non-oncological in application. Theragenics hopes to identify and pursue opportunities for TheraSeed use either through internal resources or partnering where significant synergies can be exploited.


TheraSphere

     Liver cancer, either primary or secondary to colorectal cancer, incidence has changed very little from 1995 when it was expected to afflict approximately 5,200 Canadians and approximately ten times as many Americans. Associated deaths were estimated at approximately 4,200 Canadians and 43,000 Americans in 1995. Management estimates these North American statistics represent about one-third of the world wide incidence of primary liver cancer and liver cancer secondary to colorectal cancer in areas which would present marketing opportunities to the Company. From the point of diagnosis the average survival time for a liver cancer patient using conventional therapies is one year.

     TheraSphere is used to treat both primary liver cancer and secondary liver cancer in cases where the primary cancer has been or can be arrested.

     Before the Canadian approval of TheraSphere, treatments for liver cancer were primarily limited to surgery, external radiation, and chemotherapy. Unfortunately surgery is indicated for only 25% of the cases mentioned above and only 25% of that number live for five years or more. External beam radiation has the drawback that the amount of radiation deliverable to the liver tumor is limited by the damage that can be done to healthy liver tissue as radiation passes from outside of the body to the tumor. Finally, chemotherapy, which is the indicated treatment for the majority of liver cancer patients, offers life extension (usually measured in months) but not without the nausea and other side effects commonly associated with it. Also, chemotherapy must be administered in a number of treatments over an extended period of time.

     A TheraSphere treatment dose (less than one-tenth of a teaspoonful of material) contains approximately five million yttrium-90 glass spheres which are each about half the diameter of a human hair. Here again as in the TheraSeed treatment, the key to effectiveness lies in the ability to get the radiation dose in closest proximity to the tumor in order to sufficiently irradiate the cancerous tissue while leaving healthy tissue unaffected. This is done by inserting a catheter into the hepatic artery which carries arterial blood to the liver and injecting the TheraSphere microspheres into this bloodstream. Because of greater blood flow to tumors compared to healthy liver tissue, the microspheres concentrate in the capillaries feeding the tumor. The concentration of microspheres in healthy tissue is much lower. Because of the ability to place the radiation source in such close proximity to the tumor, TheraSphere can deliver a radiation dose to the tumor cells five-times as strong as that which can be delivered via external beam radiation.

     Although it is impossible to predict the number of liver cancer patients who might benefit from treatment with TheraSphere, the Company estimates that approximately 50% of the liver cancer patients identified above could be candidates for treatment with TheraSphere. Based on clinical data, TheraSphere offers life extension similar to the data for chemotherapy while producing less severe side effects. TheraSphere has the additional advantage of requiring only a single treatment. A series of chemotherapy treatments equivalent to a single TheraSphere treatment would cost $8,000 to $12,000 per patient.


Production

     TheraSeed Implants

     The Company's TheraSeed devices have substantially the same external envelopes as other seeds in use today and thus supplies of the external envelope are readily available. The production of TheraSeed is dependent upon the availability of Pd-103. In January 1993, Theragenics completed construction of a manufacturing facility to house its first cyclotron. This cyclotron produces Pd-103 and ended the Company's dependence on unreliable outside vendors. In February 1995, a second cyclotron and a facility addition to house the cyclotron were completed. As reported in Theragenics' Form 8-K dated June 29, 1995, the Company entered into two agreements dated June 29 ,1995, each for the purchase of one cyclotron. These third and fourth cyclotrons are expected to be put into service in the late third quarter of 1996 and the mid to late first quarter of 1997, respectively. Cyclotron operations constitute only one component of the TheraSeed manufacturing processes performed at the Buford and Norcross facilities. Significant attention and effort are being focused on improving all aspects of the Company's manufacturing processes with the goal to improve efficiency and provide additional capacity for TheraSeed. Long lead-times (in excess of 18 months) associated with the purchase of a cyclotron and the specially designed facilities to house the equipment creates suboptimal conditions requiring order of this equipment long in advance of its need. This lead-time factor naturally places additional burden on the Company's ability to accurately forecast sales growth. Also at issue is the fact that very rapid sales growth may necessitate multiple purchases of equipment which would then place strain on the Company's ability to finance this type of growth. It is anticipated that if TheraSeed demand continues to expand rapidly, additional cyclotrons will be ordered.


     TheraSphere

     Production of TheraSphere requires the services of a number of outside vendors - all of which provide services which can be provided through alternative sources. Theragenics, through its exclusive worldwide sublicense of the TheraSphere product to Nordion, has given Nordion worldwide manufacturing responsibility for the product.


Marketing

     TheraSeed Implants

     Increased awareness of the TheraSeed product is the primary focus of Theragenics' Marketing program. In June of 1994, results of a five-year clinical study conducted by Dr. John Blasko, Director of the Northwest Tumor Institute in Seattle, Washington, showed seed therapy to be comparable if not superior to surgery or external beam radiation for early stage prostate cancer. In 1995 Theragenics continued its work to see that this data was available to the medical and lay communities. Theragenics continues to support the expansion of this study.

     The Company continues to distribute patient information booklets to physician customers, patient support groups and any person calling the Company's Cancer Information Center.

     In 1995, marketing efforts increased dramatically. A higher volume of advertising placements aimed at men over the age of 50 and retirement communities yielded significant benefits as indicated by increased sales and increased calls to the Company's
Cancer Information Center.

     Theragenics continues to support the writing of scholarly articles by doctors using TheraSeed and the placement of these articles in prestigious medical journals. Attendance at small and large meetings of medical clinicians remains a top priority as physician acceptance continues to grow.

     The Company is pleased that it was able to play a part in providing more equitable Medicare reimbursement for urologists and radiation oncologists who perform the seed implant procedure.


     TheraSphere

     The Company does not directly market its TheraSphere product. Under a manufacturing and marketing licensing agreement with Nordion International, Inc. ("Nordion"), a Canadian company, Nordion has the right to produce and market the TheraSphere product worldwide for all applications. Also under the agreement, Nordion has substantially all responsibility for seeking regulatory approval of the product in the United States and other countries as it chooses. Nordion is a leading worldwide producer, marketer and supplier of radioisotope products and related equipment. Under a prior licensing agreement, Nordion has distributed the TheraSphere product in Canada since 1991.

Patents and Licenses

     TheraSeed Implants

     Theragenics holds patents for certain TheraSeed technologies in the United States, Canada, South Africa, Japan and the ten countries of the European patent convention. Theragenics also holds patents in the United States and South Africa for additional TheraSeed technologies and has a PCT patent application on file for Japan, Australia, New Zealand, Canada, and Europe (representing 16 European countries) as well as a direct filing in Mexico.

     TheraSphere

     The Company holds a worldwide exclusive license from the University of Missouri for the use of technology required for producing TheraSphere. Theragenics also holds the rights to all improvements developed by the University of Missouri on this technology. The Company, in turn, sublicenses exclusive worldwide rights to this technology and all improvements to Nordion International. The University of Missouri holds patents for the TheraSphere technology in several countries including the United States, Canada, Australia, South Africa, Japan and the ten countries of the European patent convention. Pursuant to its license agreement with the University of Missouri, the Company is obligated to pay the University the greater of a fixed annual amount or a percentage of the gross sales amount derived from the sale of TheraSphere.

     Theragenics holds patents for technology concerning methods for delivery of the product in several countries including the United States, Canada, Australia, Argentina, South Africa and the ten countries of the European patent convention and has patent applications on file in other countries including Japan. The Company licenses this technology to Nordion for worldwide use.

     Other

     Theragenics holds patents related to another product used in the treatment of brain cancer. Because of the significant investment required and the uncertain return, this product is not being commercially developed by Theragenics. Therefore, the Company is unable to determine the value of these patents, if any.

     The Company may file additional patent applications from time-to-time and considers the ownership of patents important, but not necessarily essential, to its operations. In general, the Company will rely upon its personnel, trade secrets, and its products' current position in a highly regulated industry, as well as patent protection, to establish barriers-to-entry and to maintain its industry position. It is possible that others may independently develop similar technology or otherwise obtain access to the Company's know-how. It is not certain that any patents which may be granted to the Company will be valid and enforceable or will withstand a challenge by litigation.


Competition

     In general, competition to TheraSeed stems from conventional methods of treating localized cancer such as surgery, chemotherapy, and external beam radiation. Presently, surgery and external beam radiation comprise the vast majority of the prostate cancer treatment market, and those methods are viewed as Theragenics' main competition. In addition, Iodine (I-125) ("Iodine") is commercially available as a permanent implant and also competes with TheraSeed. However, TheraSeed utilizes Palladium-103 (Pd-103) ("Palladium") as the isotope for its permanent implant whose properties are very different from Iodine. Iodine's dose rate is one-third that of Palladium and its half-life is three times longer than Palladium's. Such properties represent competitive advantages for Palladium in treating certain kinds of cancer. The Company is aware of no other similar radioactive products competing directly with TheraSeed. Theragenics is the only company in the world, known to management, that commercially produces Pd-103.

     Liver Cancer, which TheraSphere treats, can also be treated by surgery, external beam radiation, and chemotherapy. TheraSphere does not represent a cure for liver cancer but has been shown to prolong life expectancy of the patient and enhance the quality of life during that period. Theragenics is not aware of any other implant available for this type treatment.

     There are many companies, both public and private, engaged in research on new and innovative methods of treating cancer. Also, there are many companies both public and private, including many large, well-known pharmaceutical, medical and chemical companies, engaged in radiological pharmaceutical and device research. Significant developments by any of these companies could lessen or eliminate the demand for any or all of the Company's products.


Governmental Regulation

     The Company's present and intended future activities in the development, manufacture and sale of cancer therapy products are subject to various laws and regulations, regulatory approvals and guidelines. Within the U.S., the Company's therapeutic radiological devices must comply with the United States Federal Food, Drug and Cosmetic Act which is enforced by the Food and Drug Administration (FDA). The Company's handling of radioactive materials is governed by the state of Georgia in agreement with the Nuclear Regulatory Commission of the United States Government. TheraSeed has regulatory approval for commercial distribution in the United States and Canada, while TheraSphere has regulatory approval for commercial distribution only in Canada. The Company to the best of its knowledge is in compliance with all its licenses for handling radioactive material.

     The effect of various governments' regulations can delay the marketing of products for a considerable period of time or impose costly procedures upon the Company's activities.

     The Company is not currently conducting any clinical trial of TheraSphere; but under the terms of the current licensing agreement with Theragenics, Nordion will attempt to obtain regulatory approvals in the United States, Europe, and other areas of the world at its expense and discretion. Regulatory approval of the TheraSphere product has been granted in Canada and the product is presently being marketed in that jurisdiction by Nordion.

     Most countries require approval for the sale of pharmaceuticals and medical devices. These approvals are time-consuming and expensive and can delay or discourage the marketing and development of a company's products in those areas.


Employees

     As of March 20, 1996, the Company had 44 full-time employees
(including executive personnel). Of this total, twenty-eight are engaged in development and/or production of the Company's products. The balance of the Company's employees is engaged in marketing and general corporate activities.

     The Company's ability to market its products and services, to develop marketable products and to establish and then maintain its competitive position in light of technological developments will depend, to a significant extent, upon its ability to attract and retain qualified personnel. In recognition of this, the Company has granted many of its employees stock options which are contingent on their continued employment. Competition for such personnel is, and should continue to be, intense.



Item 2.  Properties

     The Company owns a 10,500 square foot, single story, prefabricated building in Buford, Georgia, leases a 10,752 square foot, single story, brick building in Norcross, Georgia and leases a 2,692 square foot, suite of offices in a four-story office building in Norcross, Georgia. The 10,752 square foot Norcross facility houses the Company's assembly, shipping, marketing and administrative operations. The 2,692 square foot Norcross facility provides executive office space while the Buford facility houses the Company's two cyclotrons and its raw material processing operations. The Buford facility is currently being expanded to house two additional cyclotrons. It is anticipated that the Buford facility and neighboring land will provide the core for expansion as manufacturing expands to meet increasing sales demand and will eventually be expanded to include all functions currently housed in the leased Norcross facility.


Item 3.  Legal Proceedings

     There are currently no material legal proceedings pending or, to the knowledge of the Company, threatened against the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

     The Company did not submit any matter to a vote of its security holders during the fourth quarter of calendar 1995.

PART II


Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

     The Company's Common Stock is traded over the counter and reported on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System. The trading symbol for the Company's Common Stock is "THRX." The high and low prices as reported by NASDAQ for the Company's Common Stock for each quarterly period in 1994 and 1995 are as follows:


       1994                          High           Low
       1st Quarter ................  4 3/8         3 1/4
       2nd Quarter ................  4 3/4         3 1/2
       3rd Quarter ................  4 5/8         3 3/8
       4th Quarter ................  3 7/8         2 1/4

       1995
       1st Quarter ................  3 3/4         2 1/4
       2nd Quarter ................  6 1/2         3 1/8
       3rd Quarter ................  6 3/8         4 7/8
       4th Quarter ................ 12 1/2         4 7/8

     As of March 20, 1996, the closing price of the Company's Common Stock was $7-7/8 per share. Also, as of that date, there were approximately 681 holders of record of the Company's Common Stock. The number of record holders does not reflect the number of beneficial owners of the Company's Common Stock for whom shares are held by depositary trust companies, brokerage firms and others.


Dividend Policy

     The Company has not paid cash dividends in the past and does not currently plan to do so. It is the present policy of the Company's Board of Directors to retain future earnings to finance the growth and development of the Company's business. Any change in current policy will depend upon the financial condition, capital requirements and earnings of the Company as well as other factors which the Board of Directors may deem relevant.

Item 6.  Selected Financial Data

     Set forth below are selected financial data derived from the statements of operations of the Company for the years ended December 31, 1991, 1992, 1993, 1994 and 1995 and the balance sheets of the Company at December 31, 1991, 1992, 1993, 1994 and
1995.


                              For the Fiscal Years Ended
                                      December 31,

                        1991       1992        1993        1994        1995
Net sales           $2,469,413  $4,379,300  $4,090,803  $4,723,107  $7,781,962
Licensing Fee          300,000        -           -           -         85,431
Costs and expenses:
Cost of sales          818,184   1,227,154   1,677,631   1,790,450   2,645,730
Selling, general
 and administrative  1,254,821   1,639,334   1,607,288   1,844,239   2,395,846
Research and
 development            84,903      62,632      36,181      15,268      17,954
Other income
 (expense)             113,865      67,831     (85,959)    110,215      64,462
Taxes                  280,000     582,000     254,000     453,000   1,100,000
Net profit/(loss)
 before extraordinary
 credit and change in
 accounting method     445,370     936,011     429,744     730,365   1,772,325
Extraordinary credit   270,000     556,000        -           -           -
Change in accounting
 method                   -           -      2,860,000        -           -
Net profit/(loss)      715,370   1,492,011   3,289,744     730,365   1,772,325
Net profit/(loss)
 per common share
 before extraordinary
 credit and change in
 accounting method         .04         .08         .04         .06         .15
Net profit/(loss)
 per common share          .07         .13         .28         .06         .15
Weighted average
 number of common
 shares outstanding 10,759,230  11,431,149  11,709,218  11,582,793  11,759,178
Total assets        $3,299,375  $7,851,056 $12,618,869 $14,168,658 $16,878,182


Item 7. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

         The following discussion of the Company's financial condition, results of operations and liquidity is intended to clarify and highlight the Company's operating trends, liquidity and capital resources. It should be read in conjunction with the financial statements and related notes contained in the financial section of this Report.

RESULTS OF OPERATIONS

1995 Compared to 1994


         1995 Revenues - With increased production capacity, consistent supply of product, enhanced marketing programs and favorable clinical data, 1995 revenues increased substantially
(66.6%) to $7.9 million versus $4.7 million in 1994. Along with the factors already noted, increased acceptance of its prostate cancer treatment in the medical community and increased public awareness of the medical advantages of the TheraSeed treatment method versus other existing methods of treating prostate cancer were major factors in driving the substantial sales increase.
Additionally, the Company believes sales were positively affected in 1995 by further publication of supportive data from the clinical study of patients treated with TheraSeed. This study had shown no local recurrence of prostate cancer and low rates of incontinence and impotence within the study group.

         1995 Costs and Expenses - As a result of the increase in sales, cost of sales rose. However, cost of sales as a percent of sales fell to 34% versus 38% in 1994. This percentage improvement was primarily attributable to increased utilization of production capacity and economics of scale partially offset by increased depreciation. Although management believes that cost of sales as a percentage of revenue may continue to decline should sales in future periods exceed those achieved in 1995, no assurances can be given with respect to the operating margins in future periods.
In particular, continued improvements in manufacturing operations and optimization of the production process may cause smaller improvements in net margin.

         Selling, General and Administrative ("SG&A") expenses also increased in dollar amount but declined as a percent to sales in 1995 to 30% versus 39% in 1994. In particular, advertising and public relations expenses increased significantly from 1994 to 1995 to support activities associated with increased sales. Also, headcount expenses increased in response to the additional workload created by the higher sales.

         The addition of a cyclotron and facilities caused depreciation and amortization to increase 45$ or $828,000 from 1994 to 1995.

         Operating margins increased to 36% in 1995 versus 23% in 1994 due to increased sales and a reduction in SG&A expenses as a percent of sales reflecting efficiency gains from increased volumes.

         Other income and expense was slightly higher in 1995 versus 1994 due to a lower level of construction in progress in 1995 that, in turn, limited the amount of interest expense capitalizable.

         1995 Earnings - Earnings increased more than 142% to
$1,772,000 or $.15 per share in 1995 from 1994's earnings of $730,000 or $.06 per share. Such increase again was primarily due to increased sales and a reduction in SG&A expenses as a percent of sales reflecting efficiency gains from increased volumes.

         At December 31, 1995, the Company's deferred tax asset balance was $1,810,000. Since emerging from its development stage in 1989, the Company has utilized approximately $3,900,000 of operating loss carryforwards through December 31, 1995 and has achieved twenty consecutive profitable quarters since 1991. To realize income benefit from its remaining operating loss carryforwards at December 31, 1995, it will be necessary for the Company to generate future taxable income of approximately
$5,900,000, prior to the expiration of the operating loss carryforward periods. Based on the Company's results of operations subsequent to receiving FDA clearance in 1986 for its product, and on expected future results of operations, management currently strongly believes these net operating loss carryforwards will be fully utilized prior to their statutory expiration.



Historical Comparison


         1994 Revenues - 1994 revenues increased more than 15% to $4.7 million versus $4.1 million for 1993. In 1994, Theragenics emerged from a two year manufacturing changeover that distanced the Company from unreliable outside vendors. As the Company's experience with cyclotron operations and subsequent radioactive processes grew, the realities of these operations became clear.
No single cyclotron can be expected to run at full power for 52 weeks a year. In addition to the need for regular maintenance, these operations require a "cool down" period before maintenance can be performed. These "cool down" periods are imperative as safety of the Company's employees (i.e., minimizing radiation exposure) is among the Company's highest priorities.

         During the first part of 1994, production dependability of the #1 cyclotron dictated the pace of sales growth. Once consistent supply was demonstrated, the Company began reclaiming marketing momentum. Fueling this momentum were favorable five-year clinical data (July 1994) and the dedication of additional financial resources to marketing.

         1994 Costs and Expenses - As a result of the increase in sales, cost of sales rose. However, cost of sales as a percent of sales fell from 41% in 1993 to 38% in 1994. This decrease in percent of cost of sales to sales reflected the economies of scale associated with the large fixed cost component of the Company's expense base.

         Selling, General and Administrative ("SG&A") expenses increased more than would have been expected if operations had continued under the same structure as existed in 1993. Changes were made in the advertising, public relations and investor relations areas in 1994 which increased SG&A costs. These changes proved to have significant success in increasing sales and investor awareness.

         Other income and expense improved by $196,000 due to reduced interest expense. Both the higher level of construction in progress in 1994 that increased the amount of interest expense capitalizable and the replacement of an existing loan at 10.25% interest with a new loan at 8.47% were the causes of this reduced interest expense.


         1994 Earnings - In 1994, the Company recorded a net profit of $730,000 or $.06 per share. In 1993, the Company recorded a net profit of $3,290,000, or $.28 per share. Included in the 1993 profit number is a one-time positive earnings adjustment of $2,860,000, or $.24 per share due to the mandated implementation of FASB-109, "Accounting for Income Taxes." This booking which appears on the balance sheet as an asset titled
"Deferred Income Tax Asset" primarily represents the tax benefit which arises from the carryforward of prior years' operating losses. Because of the differing accounting principles applied between years, to accurately compare results of 1994 and 1993 requires that "Net Earnings Before Cumulative Effect of Change in
Accounting Principle" be the basis for comparison. Using this method, 1994's earnings were $730,000, or $.06 per share and 1993's $430,000, or $.04 per share.


LIQUIDITY AND CAPITAL RESOURCES

         Theragenics had cash, cash equivalents, short-term investments and marketable securities of $3.3 million at December
31, 1995, compared to $2.4 million at year end 1994 and $3.4 million at year end 1993. Cash flows from operating activities were $3.4 million in 1995 compared to $1.6 million in 1994 and $1.1 million in 1993.

         Capital spending was $2.4 million in 1995, $3.4 million in 1994 and $2.7 million in 1993. Spending in each of these years relates to construction of Theragenics' cyclotron facility.

Spending in 1993 primarily represented a continuation of payments began in 1992 for initial construction of the facility and the installation of the first cyclotron. Spending in 1994 primarily represented progress payments on a project to add a second cyclotron to the facility. This project began in 1993 and was completed in 1995. Spending in 1995 represents the beginning of a project to add cyclotrons three and four to the facility. The expansion project for addition of cyclotrons three and four which began in 1995 is estimated to cost approximately $9,000,000 when completed. As of February 15, 1996, approximately $3,000,000 has already been expended on this project with the remainder scheduled for expenditure before the second quarter of 1997.
Management believes that funding for the remainder of this project should be available from current cash balances, cash from future operations and Theragenics' credit facility.

         In the last three years, the Company's working capital has been obtained from internally generated funds and borrowings from banks. Working capital totaled $3.7 million at December 31, 1995, including $500,000 representing the current portion of an outstanding long-term obligation. This compares to $2.5 million at year end 1994 which also included $500,000 representing the current portion of outstanding long-term obligations. In the first quarter of 1993, Theragenics received funding on a $1.9 million loan secured by the Company's cyclotron facility (the
"1993 Term Loan"). The 1993 Term Loan was to mature in 1995 and bore interest at 10.25% per annum. In the third quarter of 1994, Theragenics received funding on a $2.1 million loan secured by the Company's cyclotron facility including a second cyclotron
(the "1994 Term Loan"). The 1994 Term Loan matures in 1998 and bears interest at 8.47% per annum. Of the $2.1 million loan, $1.4 million was used to pay off the outstanding balance under the existing long-term financing while the remainder was used to provide partial financing for the purchase of the second cyclotron and the facility expansion to house it. As of December
31, 1995, $1,500,000 remained outstanding on the 1994 Term Loan.
In December 1995, the Company amended and restated its other existing bank credit facility (the "Bank Credit Facility"). The
Bank Credit Facility, as amended and restated, initially consisted of a $1 million receivables credit facility and an additional $2 million revolving credit facility. Based on the Company meeting specified financial thresholds, the Bank Credit
Facility will be increased to $5,000,000 upon receipt by the bank of the Company's Form 10-K for the year ended December 31, 1995.
Borrowings under the Bank Credit Facility are secured by substantially all of the Company's assets. The Bank Credit
Facility contains certain covenants all of which the Company was in compliance with at year end. Borrowings under the Bank Credit
Facility may be made, at the Company's option, at an interest rate equal to the London Interbank Offered Rate ("LIBOR") plus 2% or the lender's prime rate as defined. At year-end, $3,000,000 of the Bank Credit Facility was available but unused. Although internal forecasts had indicated that there would be a need to access the credit facility in the fourth quarter of 1995, strong fourth quarter results did not require the Company to do so.

         Management believes that cash flow from operations, the availability of funds under its bank credit agreements and the availability of other forms of financing should permit the Company to meet its anticipated capital expenditures and working capital needs as well as to service its debt and fund future growth as new business opportunities arise.


INFLATION AND CHANGING PRICES

         Management does not believe that inflation has had an abnormal or unanticipated effect on the Company's operations.



Item 8.  Financial Statements and Supplementary Data

            See Index to Financial Statements (page F-1) and following pages.

Item 9.  Disagreements on Accounting and Financial Disclosure

            Not Applicable



PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

     a) The following documents are filed as part of this Report.

          1. Financial Statements
             See index to financial statements on page F-1

          2. Financial Schedules
             See the index to financial schedules on page G-1

          3. Exhibits

              3.1  - Certificate of Incorporation (1)
              3.2  - Certificate of Amendment to Certificate
                     of Incorporation (1)
              3.3  - Certificate of Amendment to Certificate
                     of Incorporation (1)
              3.4  - By-Laws (1)
              4.1  - See Exhibits 3.1 - 3.4 for provisions in
                     the Company's Certificate of Incorporation
                     and By-Laws defining the rights of holders
                     of the Company's Common Stock.
              4.2  - Form of Warrant issued to the
                     Representatives of the Underwriters of the
                     Company's Public Offering (1)
              4.3  - Warrant Agreements dated May 1, 1989 between
                     the Company and James Devas (4)
              4.4  - Warrant Agreement dated May 8, 1993 between
                     the Company and James Devas
             10.1  - License Agreement with University of
                     Missouri, as amended (1)
             10.2  - Agreement with Atomic Energy of Canada, Ltd.
                     (1)
             10.3  - Reassignment and Release Agreement among the
                     Company, John L. Russell, Jr., and Georgia
                     Tech Research Institute (1)
             10.4  - 1986 Incentive and Non-Incentive Stock
                     Option Plan (1)
             10.5  - Letter of Agreement between the Company and
                     Yale-New Haven Hospital (2)
             10.6  - Lease between the Company and T. Rowe Price
                     Realty Income Fund II dated July 14, 1988(2)
             10.7  - Form of Purchase Agreement between the
                     Company and ten institutional investors (3)
             10.8  - Form of Custody Agreement between the
                     Company and IBJ Schroder Bank & Trust
                     Company (3)
             10.9  - 1990 Incentive and Non-Incentive Stock
                     Option Plan (5)
             10.10 - Employment Agreement of John V. Herndon
                     dated June 4, 1990 (5)

             10.11 - Employment Agreement of Bruce W. Smith (5)
             10.12 - Purchase Agreement between Theragenics
                     Corporation and Production Equipment
                     Manufacturer (6)
             10.13 - Term Loan and Security Agreement between
                     Theragenics Corporation and Heller
                     Financial, Inc. (7)
             10.14 - Purchase Agreement between Theragenics
                     Corporation and Production Equipment
                     Manufacturer (8)
             10.15 - Amendment to Purchase Agreement between
                     Theragenics Corporation and  Production
                     Equipment Manufacturer (9)
             10.16 - Employment Agreement of John V. Herndon
                     dated August 1, 1993 (9)
             10.17 - Employment Agreement of M. Christine Jacobs
                     (9)
             10.18 - Lease between the Company and T. Rowe Price
                     Realty Income Fund II dated January 1, 1994
                     (9)
             10.19 - Term Loan and Security Agreement between
                     Theragenics Corporation and Bank South, N.A.
                     (10)
             10.20 - Agreement with Nordion International Inc.
                     (11)
             10.21 - Purchase Agreements between Theragenics
                     Corporation and Production Equipment
                     Manufacturer (12)
             10.22 - Line of Credit Facility and Revolving Credit
                     Facility between Theragenics Corporation and
                     Bank South, N.A.
             24.1  - Consent of Independent Public Accountants
                     for Incorporation by Reference of Audit
                     Statement into Registration Statement


(1) Incorporated by reference to the exhibits filed with the Company's registration statement on Form S-1, File No.
     33-7097, and post-effective amendments thereto.
(2) Incorporated by reference to the exhibits to the report on Form 10-K for the period ended December 31, 1988.
(3) Incorporated by reference to the exhibits to the report on Form 10-Q for the period ended June 30, 1989.
(4) Incorporated by reference to the exhibits to the report on Form 10-K for the period ended December 31, 1989.
(5) Incorporated by reference to the exhibits to the report on Form 10-K for the period ended December 31, 1990.
(6) Incorporated by reference to the exhibits to the report on Form 10-K for the period ended December 31, 1991.
(7) Incorporated by reference to the exhibits to the report on Form 10-K for the period ended December 31, 1992.
(8) Incorporated by reference to the exhibits to the report on Form 10-Q for the period ended June 30, 1993.

(9) Incorporated by reference to the exhibits to the report on Form 10-K for the period ended December 31, 1993.
(10) Incorporated by reference to the exhibits to the report on Form 10-K for the period ended December 31, 1994.
(11) Incorporated by reference to the exhibits to the report on Form 8-K dated March 23, 1995.
(12) Incorporated by reference to the exhibits to the report on Form 8-K dated June 29, 1995.



     (b) Reports on Form 8-K

          The Company filed a report on Form 8-K dated December
          13, 1995, reporting the signing of an agreement for a Line of Credit Facility and Revolving Credit Facility between Theragenics Corporation and Bank South, N.A.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                  THERAGENICS CORPORATION
                                       (Registrant)

                                  By:/s/ M. Christine Jacobs
                                     M. Christine Jacobs
                                     Chief Executive Officer
Dated: March 27, 1996
       Norcross, Georgia

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                      Title                           Date

/s/ M. Christine Jacobs   Chief Executive Officer         3/27/96
M. Christine Jacobs       (Principal Executive Officer);
                          Director

/s/ Bruce W. Smith        Chief Financial Officer,        3/27/96
Bruce W. Smith            Treasurer (Principal
                          Financial Officer) and
                          Secretary

/s/ Charles Klimkowski    Director, Chairman              3/27/96
Charles Klimkowski

/s/ John V. Herndon       Director                        3/27/96
John V. Herndon

/s/ Orwin L. Carter       Director                        3/27/96
Orwin L. Carter

/s/ Peter A.A. Saunders   Director                        3/27/96
Peter A.A. Saunders

/s/ Otis W. Brawley       Director                        3/27/96
Otis W. Brawley

                    THERAGENICS CORPORATION

                        TABLE OF CONTENTS


                                                           Page

    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ................23
    (For the periods ended December 31, 1993, 1994 and 1995)

    FINANCIAL STATEMENTS

    Balance Sheets - December 31, 1994 and 1995 .............24

    Statements of Earnings for the Three Years Ended
    December 31, 1995 .......................................26

    Statement of Shareholders' Equity for
    the Three Years Ended December 31, 1995 .................28

    Statements of Cash Flows for the Three Years Ended
    December 31, 1995 .......................................29

    NOTES TO FINANCIAL STATEMENTS ...........................32

       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors
Theragenics Corporation

    We have audited the balance sheets of Theragenics Corporation
(a Delaware corporation) as of December 31, 1994 and 1995, and the related statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended
December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Theragenics Corporation as of December 31, 1994 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

    As described in Note E, the Company changed its method of accounting for income taxes in 1993, as required by Statement of Financial Accounting Standards No. 109.



GRANT THORNTON LLP

Atlanta, Georgia
January 17, 1996


                     THERAGENICS CORPORATION

                          BALANCE SHEETS

                           DECEMBER 31

                             ASSETS

                                        1994             1995

CURRENT ASSETS
 Cash and short-term
 investments (Note B-8)             $ 2,317,463       $3,266,338
 Marketable securities
 (Note B-9)                              50,000             -
 Trade accounts receivable
 (Note B-2)                             732,424        1,335,645
 Inventories (Notes B-3 and C)          192,161          166,955
 Prepaid expenses and
 other current assets                    91,801           67,521
   Total current assets               3,383,849        4,836,459

PROPERTY AND EQUIPMENT
 (Notes B-4 and F)
 Building and improvements              899,760        1,690,045
 Leasehold improvement                  138,978          138,978
 Machinery and equipment              5,167,815        8,203,256
 Office furniture and equipment          44,721           44,721
                                      6,251,274       10,077,000
 Less accumulated depreciation
  and amortization                   (1,445,206)      (2,194,164)
                                      4,806,068        7,882,836
 Land                                    49,485           49,485
  Construction in progress (Note D)   3,602,825        2,140,894
                                      8,458,378       10,073,215

OTHER ASSETS
 Deferred tax asset (Note E)          2,179,000        1,810,000
 Patent costs (Note B-5)                 94,982           90,704
 Other                                   52,449           67,804
                                      2,326,431        1,968,508
                                    $14,168,658      $16,878,182

                     THERAGENICS CORPORATION

                          BALANCE SHEETS
                           (Continued)

                           DECEMBER 31

               LIABILITIES AND SHAREHOLDERS' EQUITY

                                          1994            1995

CURRENT LIABILITIES:
 Current portion of
 long-term debt (Note F)             $   469,765     $   511,362
 Trade accounts payable                  226,209         348,191
 Accrued salaries, wages,
  and payroll taxes                      110,132         225,138
 Income taxes payable (Note E)               113           3,255
Other current liabilities                 33,036          12,680
   Total current liabilities             839,255       1,100,626

LONG-TERM DEBT: (Note F)               1,519,354       1,008,135

COMMITMENTS AND CONTINGENCIES:
 (Note G)

SHAREHOLDERS' EQUITY: (Note I)
 Common stock, authorized
 50,000,000 shares of $.01
 par value; issued and
 outstanding 10,961,887 in
 1994 and 11,394,785 in 1995.            109,618         113,948
 Additional paid-in capital           15,207,453      16,390,170
 Accumulated deficit                  (3,507,022)     (1,734,697)
   Total shareholders' equity         11,810,049      14,769,421
                                     $14,168,658     $16,878,182

 The accompanying notes are an integral part of these statements.

                       THERAGENICS CORPORATION

                        STATEMENTS OF EARNINGS

             FOR THE THREE YEARS ENDED DECEMBER 31, 1995

                       Year Ended December 31,

                              1993          1994          1995

REVENUES (Notes G and J)
   Product sales          $ 4,090,803   $ 4,723,107  $ 7,781,962
   Licensing fees                -             -          85,431
                            4,090,803     4,723,107    7,867,393

COSTS & EXPENSES:
   Cost of sales            1,677,631     1,790,450    2,645,730
   Selling, general,
    and administrative      1,607,288     1,844,239    2,395,846
   Research and
    development                36,181        15,268       17,954
                            3,321,100     3,649,957    5,059,530

OTHER INCOME (EXPENSE):
   Interest income            114,905       135,888      143,424
   Interest expense
    (Note F)                 (195,035)         -         (51,967)
   Other                       (5,829)      (25,673)     (26,995)
                              (85,959)      110,215       64,462

NET EARNINGS BEFORE
 INCOME TAXES,
 AND CUMULATIVE EFFECT
 OF  CHANGE IN
 ACCOUNTING PRINCIPLE     $   683,744   $ 1,183,365  $ 2,872,325

Income tax expense
 (Note E)                     254,000       453,000    1,100,000

NET EARNINGS BEFORE
 CUMULATIVE EFFECT
 OF CHANGE IN
 ACCOUNTING PRINCIPLE     $   429,744   $   730,365   $1,772,325

Cumulative effect on
 prior years of change
 in accounting for
 income taxes (Note E)      2,860,000          -            -


NET EARNINGS              $ 3,289,744   $   730,365  $ 1,772,325

                       THERAGENICS CORPORATION

                        STATEMENTS OF EARNINGS

             FOR THE THREE YEARS ENDED DECEMBER 31, 1995

                       Year Ended December 31,

                              1993          1994          1995


NET EARNINGS PER COMMON
 SHARE (Note B-7)

NET EARNINGS BEFORE
 CUMULATIVE EFFECT
 OF CHANGE IN
 ACCOUNTING PRINCIPLE          $ .04         $ .06          $ .15

Cumulative effect on
 prior years of change
 in method of accounting
 for income taxes                .24            -              -

NET EARNINGS PER
 COMMON SHARE                  $ .28         $ .06          $ .15

WEIGHTED AVERAGE SHARES   11,709,218    11,582,793     11,759,178

 The accompanying notes are an integral part of these statements.

                       THERAGENICS CORPORATION

                   STATEMENT OF SHAREHOLDERS' EQUITY
              FOR THE THREE YEARS ENDED DECEMBER 31, 1995



                       Common Stock      Additional
                   Number of  Par value   paid-in     Accumulated
                     shares     $.01      capital       deficit
   Total

BALANCE,
 December 31, 1992 10,583,635  $105,836  $14,866,040 $(7,527,131) $ 7,444,745

 Exercise of
 warrants             200,000     2,000      173,000         -        175,000

 Exercise of stock
 options, net         129,302     1,293      122,902         -        124,195

 Net earnings
 for the year            -         -            -       3,289,744   3,289,744

BALANCE,
 December 31, 1993 10,912,937  $109,129  $15,161,942 $(4,237,387) $11,033,684

 Exercise of stock
 options, net          48,950       489       45,511        -          46,000

 Net earnings
 for the year            -         -            -         730,365     730,365

BALANCE,
 December 31, 1994 10,961,887  $109,618  $15,207,453 $(3,507,022) $11,810,049

 Exercise of stock
 options, net         432,898     4,330      469,717         -        474,047

 Income tax benefit
 from stock options
 exercised               -         -         713,000        -         713,000

 Net earnings
 for the year            -         -            -       1,772,325   1,772,325

BALANCE,
 December 31, 1995 11,394,785  $113,948  $16,390,170 $(1,734,697) $14,769,421

   The accompanying notes are an integral part of these statements.

                       THERAGENICS CORPORATION

                       STATEMENTS OF CASH FLOWS

                FOR THE THREE YEARS ENDING DECEMBER 31,


                             1993          1994           1995

CASH FLOWS FROM
OPERATING ACTIVITIES:
 Net earnings             $3,289,744    $ 730,365    $ 1,772,325
 Adjustments to
 reconcile net earnings
 to net cash provided
 by operating activities:
   Cumulative effect of
   change in accounting
   for income taxes       (2,860,000)        -              -
   Deferred income tax
   expense                   248,000      433,000      1,082,000
   Depreciation and
   amortization              515,831      571,615        828,072
   Loss on disposal of
   property and equipment      3,458        1,571          1,677
   Change in assets and
   liabilities:
     Accounts receivable     (18,347)    (197,133)      (603,221)
     Inventories              84,737      (32,834)        25,206
     Prepaid expenses and
     other current assets    (17,228)      22,448         24,280
     Other assets             17,526         (200)          -
     Trade accounts payable (102,239)      78,402        121,982
     Accrued salaries,
     wages and payroll
     taxes                    (7,938)      21,400        115,006
     Income tax payable      (20,387)      (1,500)         3,142
     Other current
     liabilities             (21,001)      16,442        (20,356)
        Total adjustments (2,177,588)     913,211      1,577,788

        Net cash provided
        by operating
        activities         1,112,156    1,643,576      3,350,113


                       THERAGENICS CORPORATION

                 STATEMENTS OF CASH FLOWS - CONTINUED

                FOR THE THREE YEARS ENDING DECEMBER 31,


                             1993          1994           1995

CASH FLOWS FROM
INVESTING ACTIVITIES:
 Purchase and
 construction
 of property
 and equipment           (2,740,263)   (3,376,967)    (2,426,961)
 Maturities of
 marketable securities      205,127       309,765         50,000
 Patent costs               (51,346)         (587)        (3,632)

        Net cash used
        by investing
        activities       (2,586,482)   (3,067,789)    (2,380,593)


CASH FLOWS FROM
FINANCING ACTIVITIES:
 Proceeds from
 long-term debt           1,900,000     2,100,000           -
 Repayment of
 long-term debt            (569,561)   (1,441,320)      (469,622)
 Proceeds from exercise
 of stock options and
 warrants, net              299,195        46,000        474,047
 Other assets                  -          (46,025)       (25,070)

        Net cash (used)
        provided by
        financing
        activities        1,629,634       658,655        (20,645)

NET INCREASE (DECREASE)IN
CASH AND SHORT-TERM
INVESTMENTS                 155,308      (765,558)       948,875

CASH AND SHORT-TERM
INVESTMENTS AT
BEGINNING OF YEAR         2,927,713     3,083,021      2,317,463

CASH AND SHORT-TERM
INVESTMENTS AT
END OF YEAR             $ 3,083,021   $ 2,317,463    $ 3,266,338

                      THERAGENICS CORPORATION

                FOR THE THREE YEARS ENDING DECEMBER 31,


Supplemental Schedule of Non Cash Financing Activities

During 1995, the Company realized an income tax benefit from the exercise and early disposition of certain stock options, resulting in an increase in the deferred tax asset and additional paid in capital of $713,000.

Supplementary Cash Flow Disclosure:

                             1992          1993           1994
 Interest paid, net of
 amounts capitalized    $   195,035   $      -        $    53,843

 Interest received      $   120,032   $   144,452     $   139,693

 Income taxes paid      $    26,387   $    21,500     $    14,858


The accompanying notes are an integral part of these statements.

                   THERAGENICS CORPORATION

                 NOTES TO FINANCIAL STATEMENTS

                  December 31, 1994 and 1995


NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Theragenics Corporation (the "Company") was organized in November
1981 to develop, manufacture, and market radiological pharmaceuticals and devices used in the treatment of cancer.

The Company manufactures and markets primarily one product, which is used in the treatment of cancer. Use of the Company's product is regulated by the U.S. Food and Drug Administration (FDA). The Company sells its product primarily to hospitals, physicians and other health service providers in the United States. The Company therefore is directly affected by FDA regulations and the well being of the health care industry.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1. Use of Estimates in Preparation of Financial Statements

In preparing financial statements in conformity with Generally Accepted Accounting Principles ("GAAP"), management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   Accounts Receivable

The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made.

3.   Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the specific identification method. Inventory costs consist primarily of costs incurred in the extraction, purification and irradiation processes of an isotope which is the basic component of the Company's primary product.

                     THERAGENICS CORPORATION

                    December 31, 1994 and 1995


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

4.   Depreciation

Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives on a straight-line basis. Estimated service lives are as follows:

    Building                                   30    years
    Machinery, leasehold improvements,
     furniture and equipment                 5-10    years


A significant portion of the Company's depreciable assets are utilized in the production of its product. Management periodically evaluates the realizability of its depreciable assets in light of its current industry environment. Management believes that no impairment of depreciable assets exists at December 31, 1995. It is possible, however, that management's estimates concerning the realizability of the Company's depreciable assets could change in the near term due to changes in the Company's technological and regulatory environment.

5.   Patent Costs

The Company capitalizes the costs of patent applications for its products. Amortization is computed on a straight line basis over the estimated economic lives of the patents, commencing at the date of grant of the related patent. Patent costs are net of accumulated amortization of $29,366 and $37,276 at December 31, 1994 and 1995, respectively.

6.   Research and Development Costs

The costs of research and development and consumable supplies and materials to be used for the development of the Company's intended products are expensed when incurred.

7.   Net Earnings Per Common Share

The net earnings per common share is based on the weighted average number of common shares and common equivalent shares outstanding during each period (11,709,218 in 1993, 11,582,793 in 1994 and 11,759,178 in 1995).

                     THERAGENICS CORPORATION

                    December 31, 1994 and 1995


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued


Fully diluted information is not presented, as fully diluted earnings per share is not materially different from the primary earnings per share presented.

8.   Statements of Cash Flows

For purposes of reporting cash flows, cash and short-term investments include cash on hand, cash in banks and commercial paper with original maturities of less than 90 days.

9.    Marketable Securities

The Company adopted Statement of Financial Accounting Standards
No. 115, Accounting for Certain Investments in Debt and Equity
Securities (SFAS 115), effective January 1, 1994. The adoption of
SFAS 115 had no effect upon prior periods.

At December 31, 1994, marketable securities are categorized as available for sale and as a result are stated at fair value, which approximated cost. The Company held no marketable securities at December 31, 1995.

10.    Stock Based Compensation

The Company stock option plans are accounted for under APB
Opinion 25, Accounting for Stock Issued to Employees, and related interpretations.


NOTE C - INVENTORIES

Inventory consists of the following:

                                            December 31,
                                      1994                1995

    Raw material                  $  17,361            $ 17,361
    Work in process                  79,820              92,887
    Finished goods                   33,361              56,707
    Raw material to be recovered     61,619                -

                                   $192,161            $166,955

                      THERAGENICS CORPORATION

                    December 31, 1994 and 1995


NOTE C - INVENTORIES - CONTINUED

"Raw material to be recovered" includes finished products which cannot be sold due to loss of radiation. The irradiated isotope contained in these products can be recovered and reused through a purification process.



NOTE D - CONSTRUCTION IN PROGRESS

At December 31, 1995, construction in progress represented payments made for the construction of manufacturing equipment and facility expansion. Total cost of this project is expected to be approximately $9,000,000, and is expected to be completed in February 1997.

At December 31, 1994, construction in progress represented payments made for the construction of manufacturing equipment which was completed and placed in service during 1995.


NOTE E - INCOME TAXES

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS" and "FASB") No. 109, Accounting for Income Taxes, which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

The Company implemented SFAS 109 as of January 1, 1993. The deferred tax asset recorded is primarily a result of the recognition of the Company's net operating loss carryforward. The cumulative effect on prior years of the change in accounting principle increased net earnings by $2,860,000 ($.24 per share) and is included in earnings for 1993. The effect of the change on 1993 was to decrease net earnings before cumulative effect of a change in accounting principle by $248,000 ($.02 per share) and increase net earnings by $2,612,000 ($.22 per share).

                     THERAGENICS CORPORATION

                    December 31, 1994 and 1995


NOTE E - INCOME TAXES - Continued



The provision for income tax is summarized as follows:


                                 1993         1994         1995

    Current tax expense     $    6,000   $   20,000   $   18,000
    Deferred tax expense       248,000      433,000    1,082,000

                            $  254,000   $  453,000   $1,100,000

Significant components of the deferred tax asset are as follows:

                                            December 31,
                                     1994                1995

    Loss carryforwards           $2,455,000          $2,240,000
    Depreciation                   (370,000)           (565,000)
    Other                            94,000             135,000
                                 $2,179,000          $1,810,000

The significant portions of the operating loss carryforwards were incurred while the Company was in the development stage. Upon receiving clearance to market its "TheraSeed " product from the U.S. Food and Drug Administration (FDA) in 1986, the Company commenced manufacturing and distribution of its product in 1987. Since emerging from the development stage in 1989, the Company has utilized approximately $3,900,000 of these operating loss carryforwards through December 31, 1995 by generating taxable income. In order to realize income benefit from the remaining operating loss carryforwards at December 31, 1995, it will be necessary for the Company to generate future taxable income of approximately $5,900,000, prior to the expiration of the operating loss carryforward periods. Based on the Company's results of operations subsequent to receiving FDA clearance to market for its product, and on expected future results of operations, management believes that currently it is more likely than not that the income tax benefits of the operating loss carryforwards will be realized within the carryforward period. The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

                     THERAGENICS CORPORATION

                    December 31, 1993 and 1994

NOTE E - INCOME TAXES - Continued

The provision for income taxes differs from the amount of income tax determined by applying the applicable federal rates due to the following:


                                  1993        1994        1995

    Tax at applicable
    federal rate of 34%       $  232,000  $  402,000  $  977,000
    State tax, net                22,000      47,000     115,000
    Other                           -          4,000       8,000

                              $  254,000  $  453,000  $1,100,000


For income tax purposes only, the Tax Reform Act of 1986 enacted an alternative minimum tax system for corporations (the "AMT"). AMT is imposed at a 20% rate on the Company's AMT income which is determined by making statutory adjustments to regular taxable income. A company pays the greater of the taxes computed under the "regular" tax system or the AMT system. Because AMT net operating loss carryforwards may only be utilized to offset 90% of the AMT income, the Company was subject to the AMT in 1993, 1994 and 1995, resulting in an alternative minimum tax of $6,000, $20,000 and $18,000, respectively. These amounts will be allowed as a credit carryover to reduce the regular tax liability in future years, but not below the AMT of such years.

At December 31, 1995, the Company had approximate net federal operating loss carryforwards for regular tax and AMT purposes as follows:

                              Net operating        Net operating
                              loss (regular)         loss (AMT)
  Year of expiration
         2002                   $1,013,000           $     -
         2003                    2,485,000            2,254,000
         2004                    1,806,000            1,765,000
         2005                      590,000              555,000

                                $5,894,000           $4,574,000


                   THERAGENICS CORPORATION

                  December 31, 1994 and 1995


NOTE F - NOTES PAYABLE

In December 1995, the Company entered into an amended and restated loan and security agreement (the "loan agreement") with a financial institution. This loan agreement incorporated and restated the Company's existing term loan and line of credit facility. A summary of the applicable terms follows.

Term Loan

The term loan is payable in monthly installments of $51,862, including interest at 8.47%. $1,989,119 and $1,519,497 were outstanding under the term loan at December 31, 1994 and 1995, respectively. Interest expense of approximately $140,000 and $106,000 was capitalized with expansion of the manufacturing facility and construction of certain manufacturing equipment during 1994 and 1995, respectively.

Line of Credit

The loan agreement provides for a line of credit of up to $1,000,000. Interest on outstanding borrowings is payable monthly at the prime rate or, at the Company's option, may be payable at the LIBOR rate plus 2%. There was no outstanding borrowings under the line of credit at December 31, 1994 or 1995.

Revolving Credit Facility

The loan agreement also provides for a revolving credit facility of up to $2,000,000. The maximum borrowings under the revolving credit facility can be increased to $4,000,000 under certain conditions. These conditions include, among other things, that the Company achieve certain minimum earnings levels, as defined, for four consecutive quarters. The Company has met the minimum earnings requirements as of December 31, 1995, and management expects that the revolving credit facility will be increased to $4,000,000 during 1996. Interest on outstanding borrowings is payable monthly at the prime rate or, at the Company's option, may be payable at the LIBOR plus 2%. No amounts were outstanding under the revolving credit facility at December 31, 1995.

All outstanding borrowings under the revolving credit facility are due in April 1997. However, the outstanding borrowings can be repaid in sixty equal and consecutive monthly installments commencing in May 1997 if the Company meets certain minimum earnings levels, as defined, and certain other financial ratios

                   THERAGENICS CORPORATION

                  December 31, 1994 and 1995

NOTE F - NOTES PAYABLE - Continued

for the year ending December 31, 1996. Additionally, certain mandatory repayments based on "excess cash flow", as defined, would be required commencing in May 1998 and annually thereafter.

All outstanding borrowings under the loan agreement are collateralized by substantially all of the Company's assets. Provisions of the loan agreement limit the amount of annual capital expenditures, the incurrence of additional debt and, among other things, require the maintenance of certain minimum financial ratios. As of December 31, 1995, the Company was in compliance with the provisions of the loan agreement.


NOTE G - COMMITMENTS AND CONTINGENCIES

Licensing Agreement

The Company holds a worldwide exclusive license from the University of Missouri for the use of technology, patented by the University, used in the Company's "TheraSphere" product. The licensing agreement provides for the payment of royalties based on the level of sales and on lump sum payments received pursuant to a licensing agreement with Nordion International, Inc. (see below).

The Company has granted certain of its geographical rights under the licensing agreement with the University of Missouri to Nordion International, Inc., a Canadian company which is a producer, marketer and supplier of radioisotope products and related equipment. Under the Nordion agreement, the Company will receive a licensing fee for each geographic area in which Nordion receives new drug approval. The Company will also be entitled to a percentage of future revenues earned by Nordion as royalties under he agreement. Royalties from this agreement for each of the three years in the period ended December 31, 1995 were not significant.

In March 1995, the Company received approximately $85,000 from
Nordion for the right to use certain patents and to manufacture, distribute, and sell TheraSphere for all applications worldwide.

Letter of Credit

The Company has a letter of credit outstanding for approximately
$315,000 relating to regulatory requirements.

                   THERAGENICS CORPORATION

                  December 31, 1994 and 1995


NOTE G - COMMITMENTS AND CONTINGENCIES - Continued

Lease Commitment

The Company leases office space under a noncancelable lease which expires in December 1998. Approximate minimum lease payments under the lease are as follows: 1996, $64,000; 1997, $67,000;
1998, $69,000.

Rent expense was approximately $70,000, $61,000 and $61,500 for the years ended December 31, 1993, 1994 and 1995, respectively


NOTE H - TRANSACTIONS WITH RELATED PARTIES

    Certain shareholders and directors provide consulting services to the Company. Total consulting fees paid to shareholders and directors were approximately $77,500, $5,500 and $1,000 during the years ended December 31, 1993, 1994 and 1995, respectively.


NOTE I - STOCK OPTIONS AND WARRANTS

The Company's board of directors has approved three stock option plans which in aggregate cover up to 2,200,000 shares of common stock. The plans provide for the expiration of options ten years from the date of grant and requires the exercise price of the options granted to be at least equal to 100% of market value on the date granted. Stock option transactions for the three years ended December 31, 1995 are summarized below:

                                         Option Shares
                                 1993         1994        1995
    Outstanding,
    beginning of year        1,188,316    1,258,116    1,226,716
    Granted                    200,000       40,000      221,000
    Exercised                 (130,200)     (49,900)    (450,000)
    Canceled                     -         (21,500)        -

    Outstanding,
    end of year              1,258,116    1,226,716      997,716

    Option Price           $1.00-$6.38  $1.00-$6.38  $1.00-$6.38

As of December 31, 1995, options covering approximately 773,000

                    THERAGENICS CORPORATION

                  December 31, 1994 and 1995


NOTE I - STOCK OPTIONS AND WARRANTS - Continued

shares were exercisable. Expiration dates for these options range from 1996-2005.

Two hundred thousand warrants (200,000) were exercised during 1993, resulting in proceeds to the Company of $175,000. The Company also has warrants outstanding at December 31, 1995, covering 100,000 shares of common stock. The warrants are exercisable at a price of $7.50 per share and expire in May 1999.

The Company follows the practice of recording amounts received upon the exercise of options by crediting common stock and additional capital. No changes are reflected in the statements of operations as a result of the grant or exercise of options. The Company realizes an income tax benefit from the exercise or early disposition of certain stock options. This benefit results in an increase to the deferred tax asset and an increase in additional paid-in capital.

NOTE J - MAJOR CUSTOMERS

During 1994, there were sales to one major customer that equaled approximately ten percent of sales. During 1993 and 1995, there were no customers which individually comprised ten percent of sales.

NOTE K - EMPLOYEE BENEFIT PLAN

The Company sponsors a defined contribution 401(k) Plan covering all employees with at least six months of service and at least 21 years of age. The Plan permits participants to defer a portion of their compensation through payroll deductions. The Company may, at its discretion, contribute to the Plan on behalf of participating employees. No such Company discretionary contributions have been made during any of the three years ended December 31, 1995.

Note L - RECENTLY ISSUED ACCOUNTING STANDARD

The Company currently accounts for the issuance of stock options to employees in accordance with Accounting Principles Board Opinion ("APB") Number 25, "Accounting for Stock Issued to Employees." In October 1995, the FASB issued SFAS Number 123 ("SFAS 123"), "Accounting for Stock Based Compensation." SFAS 123 allows for the continued use of the method prescribed by APB 25, referred to as intrinsic value method. SFAS 123 also provides an

                    THERAGENICS CORPORATION

                  December 31, 1994 and 1995


NOTE L - RECENTLY ISSUED ACCOUNTING STANDARD - Continued

alternative method, referred to as the fair value method. If the intrinsic value method of accounting for the issuance of stock options is used, then SFAS 123 requires disclosure of pro forma net income and earnings per share, as if the fair value method had been used.

Management anticipates that the Company will continue to account for the issuance of stock options to employees in accordance with APB 25. Therefore, the only effect of adopting SFAS 123 will be the new disclosure requirements. These disclosure requirements are effective for the year ending December 31, 1996.

                       File No. 0-15443




                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549






                       EXHIBITS FILED WITH

                    ANNUAL REPORT ON FORM 10-K

                    FOR THE FISCAL YEAR ENDED

                        DECEMBER 31, 1995

                              under

               The Securities Exchange Act of 1934










                     THERAGENICS CORPORATION

      (Exact Name of Registrant as specified in its charter)

                     THERAGENICS CORPORATION

                        INDEX TO EXHIBITS


                                                      Page No.


10.22   Line of Credit Facility and Revolving Credit     45
        Facility between Theragenics Corporation and
        Bank South, N.A.
24.1    Consent of Independent Certified Public          89
        Accountant for Incorporation by Reference of Audit Statement into Registration
        Statement