Form 10-Q
period 1996-03-31
THERAGENICS CORP
filed 1996-05-14
CIK 795551

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549



                            FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1996  Commission File No. 0-15443

                     THERAGENICS CORPORATION
      (Exact name of registrant as specified in its charter)

        Delaware                         58 1528626
(State of incorporation)  (I.R.S. Employer Identification Number)


         5325 Oakbrook Parkway
           Norcross, Georgia                        30093
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


Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date:



           CLASS                Shares Outstanding at May 6, 1996
Common Stock, par value $.01               11,525,264

                     THERAGENICS CORPORATION

                        TABLE OF CONTENTS


                                                          Page
PART I  - FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS

    Balance Sheets - December 31, 1995 and
    March 31, 1996 (unaudited) ............................ 3

    Statements of Earnings for the Three Months Ended
    March 31, 1995 and 1996 (unaudited) ................... 5

    Statements of Cash Flows for the Three Months Ended
    March 31, 1995 and 1996 (unaudited) ................... 6

    Statements of Changes in Stockholders' Equity for
    the Three Months Ended March 31, 1996 (unaudited)...... 8

    Notes to Financial Statements ......................... 9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS .............. 10

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ................. 12

SIGNATURE ................................................ 13

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements


                     THERAGENICS CORPORATION

                          BALANCE SHEETS

               DECEMBER 31, 1995 AND MARCH 31, 1996

                              ASSETS

                                     December 31,    March 31,
                                         1995          1996
                                                    (Unaudited)
CURRENT ASSETS
 Cash and short-term investments     $ 3,266,338    $ 2,503,144
 Trade Accounts Receivable             1,335,645      1,841,047
 Inventories                             166,955        128,562
 Prepaid expenses and
  other current assets                    67,521        173,143
   Total current assets                4,836,459      4,645,896

PROPERTY AND EQUIPMENT
 Building                              1,690,045      1,709,711
 Leasehold Improvement                   138,978        138,978
 Machinery and equipment               8,203,256      8,220,086
 Office furniture and equipment           44,721         53,490
                                      10,077,000     10,122,265
 Less accumulated depreciation
  and amortization                    (2,194,164)    (2,409,796)
                                       7,882,836      7,712,469
 Land                                     49,485         49,485
 Construction in progress              2,140,894      3,899,688
                                      10,073,215     11,661,642

OTHER ASSETS
 Deferred Tax Asset                    1,810,000      1,635,110
 Patent Costs                             90,704         88,771
 Other                                    67,804         72,071
                                       1,968,508      1,795,952
                                     $16,878,182    $18,103,490

                     THERAGENICS CORPORATION

                          BALANCE SHEETS
                           (Continued)

               DECEMBER 31, 1995 AND MARCH 31, 1996

               LIABILITIES AND STOCKHOLDERS' EQUITY


                                     December 31,    March 31,
                                         1995          1996
                                                    (Unaudited)

CURRENT LIABILITIES:
 Current portion of long term debt   $   511,362    $   522,602
 Trade accounts payable                  348,191        394,613
 Accrued salaries, wages,
 and payroll taxes                       225,138        140,524
 Income taxes payable                      3,255            -
 Other current liabilities                12,680         29,498
   Total current liabilities           1,100,626      1,087,237


LONG TERM DEBT:
 Long Term Debt                        1,008,135        872,936


SHAREHOLDERS' EQUITY:
 Common stock, $.01 par value,
 50,000,000 shares authorized;
 11,394,785 and 11,504,884
 shares had been issued as of
 December 31, 1995 and March 31,
 1996, respectively.                     113,948        115,049
 Additional paid-in capi              16,390,170     16,908,788
 Accumulated deficit                  (1,734,697)      (880,520)
   Total stockholders' equity         14,769,421     16,143,317
                                     $16,878,182    $18,103,490

The accompanying notes are an integral part of these balance sheets.

                     THERAGENICS CORPORATION

                      STATEMENTS OF EARNINGS
        FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996
                           (Unaudited)


                                          Three Months
                                         Ended March 31
                                   1995                   1996

REVENUES:
 Sales                         $ 1,834,462           $ 2,697,034
 Licensing fees                       -                  101,322
                                 1,834,462             2,798,356
COSTS & EXPENSES:
 Cost of sales                     635,574               753,623
 Selling, general and
  administrative                   603,693               692,772
 Research and development            7,560                 1,089
                                 1,246,827             1,447,484

OTHER INCOME (EXPENSE):
 Interest income                    31,309                37,895
 Interest expense                     -                   (3,089)
 Other                              (3,444)               (7,973)
                                    27,865                26,833

NET EARNINGS BEFORE
 INCOME TAXES                  $   615,500           $ 1,377,705

Income tax expense                 233,890               523,528


NET EARNINGS                   $   381,610           $   854,177

NET EARNINGS PER COMMON
 SHARE                                 .03                   .07

WEIGHTED AVERAGE SHARES         11,538,758            12,106,457

 The accompanying notes are an integral part of these statements.

                       THERAGENICS CORPORATION

                       STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996
                              (Unaudited)



                                          Three Months
                                         Ended March 31
                                   1995                   1996

CASH FLOWS FROM
OPERATING ACTIVITIES:
 Net earnings                $   381,610             $   854,177
 Adjustments to reconcile
 net earnings to net cash
 provided by operating
 activities:
   Depreciation and
   amortization                  140,832                 217,565
   Changes in assets
   and liabilities:
   Accounts receivable          (302,641)               (505,402)
   Inventories                    11,138                  38,393
   Prepaid expenses and
   other current assets          (26,622)               (105,622)
   Deferred tax asset            233,890                 519,510
   Other assets                    1,687                  (4,267)
   Trade accounts payable         26,482                  46,422
   Accrued salaries, wages
   and payroll taxes              26,596                 (84,614)
   Other current liabilities       6,024                  13,563

        Total Adjustments        117,386                 135,548

        Net cash provided
        by operating activities  498,996                 989,725



CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases and construction
 of property and equipment      (352,590)             (1,804,059)
 Purchase and sale of
 marketable securities            50,000                    -

        Net cash used by
        investing activities    (302,590)             (1,804,059)

                       THERAGENICS CORPORATION

                       STATEMENTS OF CASH FLOWS
                              (Continued)
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996
                              (Unaudited)



                                          Three Months
                                         Ended March 31
                                   1995                   1996

CASH FLOWS FROM
FINANCING ACTIVITIES:
 Exercise of stock
 options(net)                      2,000                 175,099
 Repayment of term loan         (114,091)               (123,959)

        Net cash provided
        /(used) by
        financing activities    (112,091)                 51,140

NET INCREASE IN CASH AND
 SHORT-TERM  INVESTMENTS          84,315                (763,194)

CASH AND SHORT-TERM
INVESTMENTS AT
BEGINNING OF PERIOD            2,317,463               3,266,338

CASH AND SHORT-TERM
INVESTMENTS AT
END OF PERIOD                $ 2,401,778             $ 2,503,144

Supplementary Schedule of Non Cash Financing Activities:
 During the first quarter, the Company realized an income tax benefit from the exercise and early disposition of certain stock options, resulting in an increase in the deferred tax asset and additional paid-in capital of $344,620.

 The accompanying notes are an integral part of these statements.

                            THERAGENICS CORPORATION

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                   (Unaudited)



                       Common Stock      Additional
                   Number of  Par Value    Paid-in    Accumulated
                     shares      $.01      capital      deficit       Total

BALANCE,
December 31, 1995  11,394,785  $113,948  $16,390,170  $(1,734,697)  $14,769,421

 Exercise of
 stock options
 (net)                110,099     1,101      173,998         -          175,099
 Income tax benefit
 from stock options
 exercised               -         -         344,620         -          344,620
 Net earnings for
 the period              -         -            -         854,177       854,177

BALANCE,
March 31, 1996     11,504,884  $115,049  $16,908,788   $ (880,520)  $16,143,317


   The accompanying notes are an integral part of these statements.

                     THERAGENICS CORPORATION


                  NOTES TO FINANCIAL STATEMENTS

                          MARCH 31, 1996
                           (Unaudited)



NOTE A - BASIS OF PRESENTATION

         The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 1996, and the results of operations, cash flows, and changes in shareholders equity for the three months ended March 31, 1996. All such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements and notes be read in conjunction with the audited financial statements and notes for the year ended December 31, 1995, included in the Form 10-K filed by the Company.
         Net earnings per common share is based on the weighted average number of common shares and common equivalent shares outstanding during each period. Fully diluted information is not presented, as fully diluted earnings per share is not materially different from the primary earnings per share presented.

Item 2. - Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations
Revenues - Revenues for the quarter ended March 31, 1996 were up more than 52% over the first quarter of the prior year. This increase in revenues was due to the continued acceleration of acceptance of seeding as a viable treatment of prostate cancer. Marketing efforts have been successful in educating patients and doctors alike as to the availability of this treatment option. Concurrently manufacturing has delivered the consistent results necessary to support this strong growth. Also contributing to revenue growth was the receipt in the first quarter of 1996 of a $100,000 annual licensing payment called for by the TheraSphere licensing agreement between Theragenics and Nordion International.

The company's net profit improved almost 124% to $854,000, or $.07 per share in the first quarter of 1996, from $382,000 or $.03 per share for the same period in 1995. Improvement in profits was directly related to increased sales with margins improving as a result of economies of scale. The $100,000 licensing payment also significantly contributed to profit as Theragenics incurred little expense as a result of this additional revenue.

Costs and Expenses - Cost of sales for the first quarter increased over last year's first quarter primarily as the result of increased depreciation expense. The Company's second cyclotron did not beg1n depreciating until April 1, 1995. As product sold increased, the variable costs of these sales also rose. Partially offsetting these increases was the absence in the first quarter of 1996 of expenses associated with 1995's first quarter start-up of cyclotron number two.

Selling, general and administrative ("S,G&A") expenses as a percent of sales dropped from 33% in 1995's first quarter to 25% for the most recently completed quarter. This drop in percentage reflects certain economies of scale which the Company has realized as the Company has grown. Advertising, marketing, public and investor relations, and staffing increases were the primary contributors to the absolute increase of $89,000. Higher absolute spending levels are expected to continue as incremental growth is pursued.

Other Income and Expense for the first quarter of 1996 was relatively unchanged from that recorded in the same period last year.


Liquidity and Capital Resources
The Company had cash, cash equivalents and short-term investments of $2.5 million at March 31, 1996, compared with $3.3
million at December 31, 1995.   This $763,000 reduction in cash
was primarily attributable to the funding of $1.8 million in progress payments for the construction of cyclotrons three and four and the facilities to house these cyclotrons. Cash provided from operations funded almost $1.0 million of these progress payments and cash generated from the exercise of stock options provided another $175,000 but utilization of such funds was partially offset by required long term debt repayment of $124,000.

Management estimates that approximately $5,000,000 remains to be spent on the expansion project for cyclotron three and four. The Company currently has an unused $5,000,000 credit facility in place with NationsBank. As such Management strongly believes that funding for the remainder of this project should be available from current cash balances, cash from future operations and Theragenics' credit facility.

Management believes that cash flow from operations, the availability of funds under its bank credit agreements and the availability of other forms of financing should permit the Company to meet its anticipated capital expenditures and working capital needs as well as to service its debt and fund future growth as new business opportunities arise.

                   PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

            (a) Exhibits

            23. Financial Data Schedule (For SEC use only)

            (b) Reports on Form 8-K.

                The company filed a Report on Form 8-K dated
                March 12, 1996, reporting the time, date and place of the 1996 Annual Meeting of Shareholders along with the proposals to be voted on and the record date for determining shareholders entitled to vote at said meeting.

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

Dated: May 14, 1996
                              Page 13