Form 10-Q
period 1996-06-30
THERAGENICS CORP
filed 1996-08-14
CIK 795551

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549



                            FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1996   Commission File No. 0-15443

                    THERAGENICS CORPORATION
    (Exact name of registrant as specified in its charter)

         Delaware                         58-1528626
(State of incorporation)  (I.R.S. Employer Identification Number)


         5325 Oakbrook Parkway
           Norcross, Georgia                   30093
(Address of principal executive offices)    (Zip Code)


Registrant's telephone number, including area code:(404) 381-8338



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES    X      NO


Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date:



        CLASS             Shares Outstanding at August 9, 1996
    Common Stock,                          11,656,931
   par value $.01
                                  PAGE 1
PAGE

                         THERAGENICS CORPORATION

                            TABLE OF CONTENTS


Page
PART I  - FINANCIAL INFORMATION:

ITEM 1.   FINANCIAL STATEMENTS

          Balance Sheets -
          December 31, 1995 and June 30, 1996 (unaudited)   ..... 3

          Statements of Earnings for the Three and Six
          Months Ended June 30, 1995 and 1996 (unaudited)   ..... 5

          Statements of Cash Flows for the Three and Six
          Months Ended June 30, 1995 and 1996 (unaudited)   ..... 6

          Statements of Changes in Stockholders' Equity for
          the Six Months Ended June 30, 1996 (unaudited)    ..... 8

          Notes to Financial Statements ......................... 9

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS ...................10

PART II - OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security
          Holders ...............................................12

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ......................12

SIGNATURE .......................................................13

                   PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

                       THERAGENICS CORPORATION

                            BALANCE SHEETS

                  December 31, 1995 AND JUNE 30, 1996

                               ASSETS

                                         December 31,    June 30,
                                             1995          1996


(Unaudited)
CURRENT ASSETS
 Cash and short-term investments        $ 3,266,338   $ 2,488,492
 Trade Accounts Receivable                1,335,645     1,733,060
 Inventories                                166,955       167,647
 Prepaid expenses and other
 current assets                              67,521       109,700
   Total current assets                   4,836,459     4,498,899

PROPERTY AND EQUIPMENT
 Building                                 1,690,045     1,702,170
 Leasehold Improvement                      138,978       138,978
 Machinery and equipment                  8,203,256     8,239,885
 Office furniture and equipment              44,721        57,361
                                         10,077,000    10,138,394
 Less accumulated depreciation
  and amortization                       (2,194,164)   (2,634,846)
                                          7,882,836     7,503,548
 Land                                        49,485       206,668
 Construction in progress                 2,140,894     5,639,066
                                         10,073,215    13,349,282

OTHER ASSETS
 Deferred Tax Asset                       1,810,000     1,383,933
 Patent Costs                                90,704        86,768
 Other                                       67,804        71,533
                                          1,968,508     1,542,234
                                        $16,878,182   $19,390,415

                                 PAGE 3
PAGE

                         THERAGENICS CORPORATION

                              BALANCE SHEETS
                               (Continued)

                   December 31, 1995 AND JUNE 30, 1996

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                     December 31,   June 30,
                                        1995          1996
                                                  (Unaudited)
CURRENT LIABILITIES:
  Current portion of long term debt $   511,362   $   507,438
  Trade accounts payable                348,191       704,651
  Accrued salaries, wages,
  and payroll taxes                     225,138       230,098
  Income taxes payable                    3,255           -
  Other current liabilities              12,680        40,588
  Total current liabilities           1,100,626     1,482,775

LONG TERM DEBT:
  Long Term Debt                      1,008,135       761,854

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value,
50,000,000 shares authorized;
11,394,785 and 11,626,931
shares had been issued as of
December 31, 1995 and June 30,
1996, respectively.                     113,948       116,269
Additional paid-in capital           16,390,170    17,232,238
Accumulated deficit                  (1,734,697)     (202,721)
   Total stockholders' equity        14,769,421    17,145,786
                                    $16,878,182   $19,390,415


The accompanying notes are an integral part of these statements.

                               PAGE 4
PAGE

                       THERAGENICS CORPORATION

                       STATEMENTS OF EARNINGS
  FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1995 AND 1996
                            (Unaudited)
                       Three Months             Six Months
                       Ended June 30            Ended June 30
                      1995      1996           1995      1996
REVENUES:
Sales              $1,826,216  $2,726,535  $3,660,678 $5,423,569
Licensing Fees         85,431         -        85,431    101,322


COSTS & EXPENSES:
Cost of sales         639,354     886,988   1,274,928  1,640,611
Selling, general, and
   administrative     673,907     770,828   1,277,600  1,463,600
Research and
development             6,635       1,085      14,195      2,174
                    1,319,896   1,658,901   2,566,723  3,106,385

OTHER INCOME (EXPENSE):
Interest income        32,940      34,262      64,249     72,157
Interest expense          -        (9,580)         -     (12,669)
Other                  (3,896)        908      (7,340)    (7,065)
                       29,044      25,590      56,909     52,423
NET EARNINGS BEFORE
 INCOME TAXES         620,795   1,093,224   1,236,295  2,470,929

Income tax expense    235,902     415,425     469,792    938,953

NET EARNINGS          384,893     677,799     766,503  1,531,976

NET EARNINGS PER COMMON
SHARE                   $ .03        $.06       $ .07       $.13

WEIGHTED AVERAGE
SHARES             11,783,995  12,203,945  11,745,723 12,170,261



The accompanying notes are an integral part of these statements.

                           PAGE 5
PAGE

                    THERAGENICS CORPORATION
                    STATEMENTS OF CASH FLOWS
 FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1995 AND 1996
                          (Unaudited)

                           Three Months             Six Months
                           Ended June 30           Ended June 30
                         1995        1996        1995        1996

CASH FLOWS FROM
OPERATING ACTIVITIES:
 Earnings              $ 384,893  $ 677,799 $ 766,503 $1,531,976
 Adjustments to
 reconcile net earnings
 to net cash provided
 by operating
 activities:
  Depreciation and
  amortization           223,722    227,053   364,554    444,618
  Change in assets and
  liabilities:
  Accounts receivable    (43,558)   107,987  (346,199)  (397,415)
  Inventories            (35,503)   (39,085)  (24,365)      (692)
  Prepaid expenses and
  other current assets    20,345     63,443    (6,277)   (42,179)
  Deferred tax asset     230,407    (93,443)  464,297    426,067
  Other assets            19,814        538    21,501     (3,729)
  Trade accounts payable (34,446)   310,038    (7,964)   356,460
  Accrued salaries, wages
  and payroll taxes       73,290     89,574    99,886      4,960
  Other current
  liabilities             25,200     11,090    31,224     24,653
  Total Adjustments      479,271    677,195   596,657    812,743

Net cash provided by
operating activities     864,164  1,354,994 1,363,160  2,344,719

CASH FLOWS FROM
INVESTING ACTIVITIES:
  Purchases and
  construction of
  property and equipment (61,773)(1,912,690) (414,363)(3,716,749)
  Retirements of
  property and equipment   1,034       -        1,034       -
  Patent costs            (3,632)      -       (3,632)      -

                       THERAGENICS CORPORATION
                       STATEMENTS OF CASH FLOWS
      FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1995 AND 1996
                           (Unaudited)

                           Three Months             Six Months
                           Ended June 30           Ended June 30
                         1995        1996        1995        1996

  Purchases/sales of
  marketable
  securities               -          -         50,000        -
  Net cash provided/
  (used) by investing
  activities            (64,371)(1,912,690)   (366,961) (3,716,749)

CASH FLOWS FROM
FINANCING ACTIVITIES:
  Exercise of
  stock options          53,746    669,290      55,746     844,389
  Repayment of
  term loan            (115,815)  (126,246)   (229,906)   (250,205)
  Net cash provided/
  (used) by financing
  activities            (62,069)   543,044    (174,160)    594,184

NET INCREASE IN CASH
AND SHORT-TERM
INVESTMENTS             737,724    (14,652)    822,039    (777,846)

CASH AND SHORT-TERM
INVESTMENTS AT
BEGINNING OF PERIOD   2,401,778  2,503,144   2,317,463   3,266,338

CASH AND SHORT-TERM
INVESTMENTS AT
END OF PERIOD        $3,139,502 $2,488,492  $3,139,502  $2,488,492

 The accompanying notes are an integral part of these statements.

                                  PAGE 7
<PAGE)

                             THERAGENICS CORPORATION

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (Unaudited)


                       Common Stock      Additional
                   Number of  Par Value    Paid-in    Accumulated
                     shares      $.01      capital      deficit       Total

BALANCE,
December 31, 1995  11,394,785  $113,948  $16,390,170  $(1,734,697) $14,769,421

 Exercise of
 stock options        232,146     2,321      361,700         -         364,021
 Income tax benefit
 from stock options
 exercised               -         -         480,368         -         480,368
 Net earnings for
 the period              -         -            -       1,531,976    1,531,976

BALANCE,
June 30, 1996      11,626,931  $116,269  $17,232,238    $(202,721) $17,145,786



   The accompanying notes are an integral part of these statements.

                            PAGE 8
PAGE

                      THERAGENICS CORPORATION

                    NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1996
                           (Unaudited)



NOTE A - BASIS OF PRESENTATION

       The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 1996, and the results of operations, cash flows, and changes in shareholders equity for the three and six months ended June 30, 1996. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements and notes be read in conjunction with the audited financial statements and notes for the year ended December 31, 1995, included in the Form 10-K filed by the Company.


Item 2. - Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations

Revenues - Revenues for the quarter were up 43% over the second quarter of 1995 contributing to Y-T-D revenues ($5,524,891) being 47% higher than the first six months of last year. As in the first quarter of this year, the increase can be primarily attributed to educational efforts by the Company that have led to increased patient and physician awareness that interstitial seeding is an available and pragmatic option for the treatment of prostate cancer. Manufacturing continued to provide a consistent flow of product to make the sales gains possible. Y-T-D sales were also higher due to first quarter receipt of a $100,000 licensing payment called for by the TheraSphere (R) licensing agreement between Theragenics and Nordion International.

The Company's net profit improved 76% to $677,799, or $.06 per share in the second quarter of 1996, from $384,893 or $.03 per share for the same period in 1995. Y-T-D profits grew 100% to $1,531,976 from $766,503 with earnings per share of $.13 versus $.07.

Costs and Expenses - Cost of sales for the second quarter of 1996 increased over the second quarter of 1995 by $247,634 primarily due to costs associated with increased sales. Also contributing to the rise in cost of sales was the continuation of the Company's efforts to improve efficiencies in manufacturing through additions of professional personnel with expertise to aid in paving the way for increased capacity, ISO standardization, and improved manufacturing capabilities. These efforts and costs are most likely to continue as the Company identifies opportunities to improve quantity, quality and safety. The same factors account for the $365,683 increase in cost of sales for the first six months of 1996 compared to the same period of 1995.

S,G&A expenses as a percent of sales decreased from 35% in the second quarter of 1995 to 28% for the same period in 1996. The six-month percentages were reduced to 26% in 1996 versus 34% in 1995. As sales increase, S,G&A expenses are expected to continue to decline as a percent of sales except for variable components such as advertising and patient focused public relations expenses which have continued to increase in line with the recent acceleration of the Company's marketing programs. Those increases, together with additional costs in insurance, investor relations (including Annual Meeting and Annual Report costs), personnel and costs associated with providing more office space for the additional personnel were primarily responsible for the $96,921 increase in 1996 second quarter S,G&A over the second quarter of 1995. Costs in these areas are expected to remain at the higher levels.

Other Income and Expense for the second quarter of 1996 changed relatively little in comparison to the same period in 1995.

Liquidity and Capital Resources

The Company had cash, cash equivalents, short-term investments and marketable securities of $2.5 million at June 30, 1996, compared to $3.3 million at December 31, 1995. The $.8 million reduction in cash was primarily attibutable to funding of $3.7 million in construction in progress payments for cyclotrons number three and four and the facilities to house the equipment. Cash from operations funded almost $2.3 million of the construction in progress payments. Cash generated from the exercise of stock options provided an additional $.8 million, but utilization of such funds was partially offset by required long-term debt repayment of $.2 million.

Management estimates that approximately $3 million remains to be spent on the expansion project for cyclotrons three and four. The Company currently has an unused $5 million credit facility in place with NationsBank. Management strongly believes that funding for the remainder of this project should be available from current cash balances, cash from future operations and Theragenics' credit facility. Theragenics may consider, among other things, additional debt or equity financing to fund future capital expenditures to increase the Company's production capabilities.

Management believes that cash flow from operations, the availability of funds under its bank credit agreements and the availability of other forms of financing should permit the Company to meet its anticipated capital expenditures and working capital needs as well as to service its debt and fund future growth as new business opportunities arise.

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding future costs of sales, S,G&A expenses and the sufficiency of the Company's liquidity and capital resources. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with the management of growth, government regulation of the therapeutic radiological pharmaceutical and device business, dependence on health care professionals, and competition from conventional and newly developed methods of treating localized cancer.


                        PAGE 11
PAGE

PART II - OTHER INFORMATION


Item 4.-  Submission of Matters to a Vote of Security Holders

     (a) The annual meeting of shareholders was held May 24, 1996.

     (b) Peter A. A. Saunders and John V. Herndon were reelected to the board of directors and will each serve for a three-year term. Mr. Saunders received 9,390,787 votes for his election and 89,929 votes withheld authority. Mr. Herndon received 9,313,245 votes for his election and 171,471 votes withheld authority. The appointment of Grant Thornton as independent public accountants for the company for the fiscal year ending December 31, 1996, was ratified and approved by a vote of 9,393,799 shares for and 63,339 shares against with 23,518 shares abstaining from voting.

Item 6. - Exhibits and Reports on Form 8-K

     (a)  Exhibit 27 - Financial Data Schedule








































                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                REGISTRANT:
                                     THERAGENICS CORPORATION



                                     By: /s/ M. Christine Jacobs
                                         M. Christine Jacob
                                         President


                                     PRINCIPAL FINANCIAL OFFICER:






                                         /s/ Bruce W. Smith
                                         Bruce W. Smith
                                         Treasurer and
                                         Chief Financial Officer


Dated: August 14, 1996