Form 10-Q
period 1996-09-30
THERAGENICS CORP
filed 1996-11-15
CIK 795551

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                            FORM 10-Q

       [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 1996  Commission File No. 0-15443

      [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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


Registrant's telephone number, including area code: (404) 381-8338



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  YES    X      NO


Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date:



          CLASS            Shares Outstanding at November 7, 1996
      Common Stock,                      11,658,931
     par value $.01

                     THERAGENICS CORPORATION

                        TABLE OF CONTENTS


                                             Page
PART I  - FINANCIAL INFORMATION:

  ITEM 1. FINANCIAL STATEMENTS

    Balance Sheets - December 31, 1995 and
    September 30, 1996 (unaudited) .......................3

    Statements of Earnings for the Three and Nine
    Months Ended September 30, 1995 and 1996 (unaudited)..5

    Statements of Cash Flows for the Three and Nine
    Months Ended September 30, 1995 and 1996 (unaudited)..6

    Statements of Changes in Stockholders' Equity for the Nine Months Ended September 30, 1996 (unaudited)..8

    Notes to Financial Statements....................... 10

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS................. 11

PART II - OTHER INFORMATION

  ITEM 6 EXHIBITS AND REPORTS ON FORM 8K.................13

SIGNATURE................................................14



                  PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements


                     THERAGENICS CORPORATION

                          BALANCE SHEETS

             DECEMBER 31, 1995 AND SEPTEMBER 30, 1996

                             ASSETS



                                              December 31,  September 30,
                                                  1995          1996
                                                            (Unaudited)
CURRENT ASSETS
   Cash and short-term investments            $ 3,266,338   $ 1,712,174
   Trade Accounts Receivable                    1,335,645     2,169,232
   Inventories                                    166,955       195,347
   Prepaid expenses and other
    current assets                                 67,521        69,325
                                                ---------     ---------
   Total current assets                         4,836,459     4,146,078
                                                ---------     ---------
PROPERTY AND EQUIPMENT
   Building                                     1,690,045     1,702,170
   Leasehold Improvement                          138,978       138,978
   Machinery and equipment                      8,203,256     8,249,233
   Office furniture and equipment                  44,721        65,057
                                               ----------    ----------
                                               10,077,000    10,155,438
   Less accumulated depreciation
    and amortization                           (2,194,164)   (2,860,930)
                                               ----------    ----------
                                                7,882,836     7,294,508
   Land                                            49,485       523,353
   Construction in progress                     2,140,894     7,203,108
                                               ----------    ----------
                                               10,073,215    15,020,969

OTHER ASSETS
   Deferred Tax Asset                           1,810,000       871,563
   Patent Costs                                    90,704        84,763
   Other                                           67,804        62,230
                                              -----------   -----------
                                                1,968,508     1,018,556
                                              -----------   -----------
                                              $16,878,182   $20,185,603
                                              ===========   ===========


                     THERAGENICS CORPORATION

                          BALANCE SHEETS
                           (Continued)

             DECEMBER 31, 1995 AND SEPTEMBER 30, 1996

              LIABILITIES AND STOCKHOLDERS' EQUITY


                                              December 31,  September 30
                                                 1995           1996
                                                            (Unaudited)

CURRENT LIABILITIES:
   Current portion of long term debt          $   511,362   $   498,457
   Trade accounts payable                         348,191       250,291
   Accrued salaries, wages,
   and payroll taxes                              225,138       271,219
   Income taxes payable                             3,255           -
   Other current liabilities                       12,680       221,953
                                                ---------     ---------
   Total current liabilities                    1,100,626     1,241,920
                                                ---------     ---------

LONG TERM DEBT:
   Long Term Debt                               1,008,135       641,793


SHAREHOLDERS' EQUITY:
   Common stock, $.01 par
   value, 50,000,000 shares
   authorized; 11,394,785 and
   11,658,931 shares had been
   issued and outstanding as
   of December 31, 1995 and
   September 30, 1996, respectively.              113,948       116,589
   Additional paid-in capital                  16,390,170    17,470,128
   Retained Earnings;
    (Accumulated deficit)                      (1,734,697)      715,173
                                               ----------    ----------
      Total stockholders' equity               14,769,421    18,301,890
                                               ----------    ----------
                                              $16,878,182   $20,185,603
                                               ==========    ==========

 The accompanying notes are an integral part of these statements.




                     THERAGENICS CORPORATION

                      STATEMENTS OF EARNINGS
 FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
                           (Unaudited)

                             Three Months               Nine Months
                           Ended September 30       Ended September 30
                           1995          1996       1995          1996
                         ---------------------   -----------------------

REVENUES:
Sales ................   $1,926,456  $3,144,297  $5,587,134  $8,569,188
Licensing Fees .......        -           -          85,431     100,000

COSTS & EXPENSES:
Cost of sales .........     665,346     958,030   1,940,274   2,598,640
Selling, general, and
   administrative .....     607,124     721,771   1,884,724   2,185,371
Research and
development ...........       2,873       1,002      17,068       3,177
                          ---------   ---------   ---------   ---------
                          1,275,343   1,680,803   3,842,066   4,787,188

OTHER INCOME (EXPENSE):
Interest income .......      37,829      26,152     102,078      98,309
Interest expense ......         -        (9,760)        -       (22,429)
Other .................      (9,738)        588     (17,078)     (6,477)
                         ----------  ----------   ---------   ---------
                             28,091      16,980      85,000      69,403
                         ----------  ----------   ---------   ---------
NET EARNINGS BEFORE
 INCOME TAXES .........     679,204   1,480,474   1,915,499   3,951,403

Income tax expense ....     258,098     562,580     727,890   1,501,533
                         ----------  ----------   ---------   ---------
NET EARNINGS ..........     421,106     917,894   1,187,609   2,449,870

NET EARNINGS PER COMMON
SHARE                         $ .04       $ .07       $ .10       $ .20
                         ==========  ==========  ==========  ==========
WEIGHTED AVERAGE
SHARES                   11,937,322  12,298,440  11,826,326  12,220,313
                         ==========  ==========  ==========  ==========


The accompanying notes are an integral part of these statements.



                                THERAGENICS CORPORATION
                                STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
                                        (Unaudited)

                                Three Months                 Nine Months
                              Ended September 30           Ended September 30
                               1995        1996             1995      1996

CASH FLOWS FROM
OPERATING ACTIVITIES:
Earnings                   $ 421,106    $ 917,894      $1,187,609  $ 2,449,870
Adjustments to reconcile
net earnings to net cash
provided by operating
activities:
Depreciation and
amortization                 223,259      228,089         587,813      672,707
Change in assets and
liabilities:
Accounts receivable         (111,446)    (436,172)       (457,645)    (833,587)
Inventories                   21,562      (27,700)         (2,803)     (28,392)
Prepaid expenses and
other current assets          27,148       40,375          20,871       (1,804)
Deferred tax asset           253,472      512,370         717,769      938,437
Other assets                     821        9,303          22,322        5,574
Trade accounts payable         2,277     (454,360)         (5,687)     (97,900)
Accrued salaries, wages
and payroll taxes             12,128       41,193         112,014       46,081
Other current
liabilities                   35,061      181,365          66,285      206,018
                             -------      -------       ---------     --------
Total Adjustments            464,282       94,391       1,060,939     (907,134)
                             -------      -------       ---------     --------
Net cash provided by
    operating activities     885,388    1,012,285       2,248,548    3,357,004

CASH FLOWS FROM
INVESTING ACTIVITIES:
Purchases and construction
of property and equipment   (623,156)   (1,897,771)    (1,037,519)  (5,614,520)
Retirements of
property and equipment           643         -              1,677          -
Patent costs                      54         -             (3,578)         -





                                 THERAGENICS CORPORATION
                                STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
                                       (Unaudited)

                              Three Months                     Six Months
                           Ended September 30             Ended September 30
                            1995        1996               1995        1996

Purchases/sales of
marketable securities         -           -             50,000          -
                           --------    ----------     --------     ----------
Net cash provided/(used)
by investing activities    (622,459)   (1,897,771)    (989,420)    (5,614,520)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Exercise of stock options    217,000      238,210       272,746     1,082,599
Repayment of term loan      (118,369)    (129,042)     (348,275)     (379,247)
Net cash provided/(used)    --------     --------      --------      --------
by financing activities     ( 98,631)     109,168      ( 75,529)      703,352

NET INCREASE (DECREASE) IN
CASH AND SHORT-TERM
INVESTMENTS                  361,560      776,318     1,183,599    (1,554,164)

CASH AND SHORT-TERM
INVESTMENTS
AT BEGINNING OF PERIOD     3,139,502    2,488,492     2,317,463     3,266,338
                           ---------    ---------     ---------     ---------
CASH AND SHORT-TERM
INVESTMENTS AT END
OF PERIOD                 $3,501,062   $1,712,174    $3,501,062    $1,712,174
                           =========    =========     =========     =========
              The accompanying notes are an integral part of these statements.






                              THERAGENICS CORPORATION

                   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                     (Unaudited)


                                                         Retained
                              Common Stock  Additional   Earnings
                    Number of  Par Value     Paid-in   (Accumulated
                     shares     $.01         capital     deficit)     Total



BALANCE,
December 31, 1995  11,394,785  $113,948   $16,390,170  $(1,734,697) $14,769,421

Exercise of
stock options         264,146     2,641       588,380          -        591,021
Income tax benefit
from stock options
exercised                 -         -         491,578          -        491,578
Net earnings for
the period                -         -             -      2,449,870    2,449,870
                    ---------   -------    ----------    ---------    ---------
BALANCE,
September 30,
1996               11,658,931  $116,589   $17,470,128     $715,173  $18,301,890
                   ==========   =======    ==========      =======   ==========

               The accompanying notes are an integral part of these statements.

                       THERAGENICS CORPORATION


                    NOTES TO FINANCIAL STATEMENTS

                         September 30, 1996
                             (Unaudited)



NOTE A - BASIS OF PRESENTATION

 The accompanying unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and notes required by generally accepted accounting principles for complete financial statements has been condensed or omitted. However, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Theragenics Corporation for the year ended December 31, 1995. In the opinion of Management, all adjustments including normal recurring accruals necessary to present fairly the financial position as of September 30, 1996, and the results of operations, cash flows, and changes in shareholders equity for the three and nine months ended September 30, 1996 have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1995 included in the Form 10-K filed by the Company.

Item 2. - Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations

Revenues - Revenues for the quarter were up 63 percent over the third quarter of 1995 contributing to YTD revenues ($8,669,188) being 53 percent higher than the first nine months of last year. Marketing efforts along with a general increase in awareness of prostate cancer treatment options have contributed to increased patient and physician acceptance of interstitial seeding as a desirable option for the treatment of this disease.

The Company's net profit more than doubled in the third quarter to $917,894, or $.07 per share as compared to $421,106 or $.04 per share for the same period in 1995. YTD profits rose 106 percent to $2,449,870 from $1,187,609 with earnings per share of $.20 versus $.10.


Costs and Expenses - Cost of sales for the third quarter and the nine months as a percent of revenues decreased to approximately 30 percent versus 34 percent for the same periods last year reflecting economies of scale. Cost of sales for the third quarter and the first nine months of 1996 increased over the third quarter and first nine months of 1995 by $292,684 and $658,366 respectively. Both increases were in line with increased sales. As new production equipment (i.e., cyclotrons) is brought on line, expenses (including depreciation) associated with this new equipment are expected to depress gross margins slightly until capacity utilization of the equipment increases. Additionally, the Company constantly evaluates and implements programs to improve the quality and efficiency of its manufacturing operations while maintaining an emphasis on a safe work environment. Although it is impossible to forecast the collective impact of these programs, they can impact cost of sales in both the near and long terms.

S,G&A expenses for the third quarter as a percent of sales decreased to 23 percent from 32 percent for the same period last year. The nine-month percentages were 25 percent for 1996 versus 34 percent for 1995. While these reductions reflect economies of scale, continued declines of S,G&A expenses as a percent of sales cannot be expected to continue as personnel and systems reach their capacity workload. Dollar value of S,G&A expenses were $.7 million in the third quarter of 1996, compared to $.6 million in the third quarter of 1995. For the first nine months of the year, S,G&A expenses were $2.2 million, compared to 1.9 million in the same period in 1996. The increase was primarily due to higher marketing investment in support of the Company's volume growth.

The decrease in interest income can be attributed mainly to the decrease in short-term investments due to increased capital expenditures.



Liquidity and Capital Resources

The Company had cash, cash equivalents, short-term investments and marketable securities of $1.7 million at September 30, 1996, compared to $3.3 million at December 31, 1995. The $1.6 million reduction in cash was primarily attributable to capital expenditures of $5.6 million of construction in progress payments for cyclotrons number three and four, the facilities to house the equipment and the purchase of land for future expansion. Cash from operations funded $3.4 million of the construction in progress payments. In addition, approximately $1.1 million was generated through the exercise of stock options while $.4 million was used for debt repayment.

Following the close of the third quarter an additional $.5 million payment was made on cyclotron number three. Management estimates that approximately $1.0 million remains to be spent on the expansion project for cyclotrons three and four. The Company currently has in place a $5 million dollar credit facility of which less than $1 million has been drawn. Management believes that cash flow from operations, the availability of funds under its bank credit agreements and the availability of other forms of financing should permit the Company to meet anticipated capital expenditures and working capital needs as well as to service its debt and fund future growth as new business opportunities arise.

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding future costs of sales, S,G&A expenses and the sufficiency of the Company's liquidity and capital resources. From time to time, the Company may also make other forward-looking statements relating to such matters as well as anticipated financial performance, business prospects, technological developments, research and development activities and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with the management of growth, government regulation of the therapeutic radiological pharmaceutical and device business, dependence on health care professionals, and competition from conventional and newly developed methods of treating localized cancer.

                     PART II - OTHER INFORMATION


Item 6.- Exhibits and Reports on Form 8-K

 (a) Exhibit 27 - Financial Data Schedule

 (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          REGISTRANT:
                               THERAGENICS CORPORATION



                                    By: /s/ M. Christine Jacobs
                                    ---------------------------
                                    M. Christine Jacobs
                                    President


                                    PRINCIPAL FINANCIAL OFFICER:



                                        /s/ Bruce W. Smith

                                    ---------------------------
                                    Bruce W. Smith
                                    Treasurer and
                                    Chief Financial Officer


Dated: November 7, 1996