Form 10-K
period 1996-12-31
THERAGENICS CORP
filed 1997-03-25
CIK 795551

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                               FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
       SECURITIES EXCHANGE ACT OF 1934

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                   Commission File No.
   December 31, 1996                                 0-15443

                       THERAGENICS CORPORATION
       (Exact name of registrant as specified in its charter)

        Delaware                          58-1528626
(State of incorporation)     (I.R.S. Employer Identification Number)

      5325 Oakbrook Parkway
       Norcross, Georgia                              30093
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:(770) 381-8338

    Securities registered pursuant to Section 12(b) of the Act:
Title of each class     Name of each exchange on which registerer
        None                               None

    Securities registered pursuant to Section 12(g) of the Act:
                        Title of Class
 Common Stock,  par value $.01 per share, together with the  associated
               Common Stock Purchase Rights

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES    X      NO

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K _____.

   As of March 18, 1997 the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, as determined by reference to the closing price of the Common Stock as reported on the Nasdaq National Market system, was $244,272,249.

    As of March 18, 1997 the number of shares of common stock, $.01 par value, outstanding was 11,843,503.

    Documents incorporated by Reference: Proxy Statement for the resigtrant's 1997 Annual Meeting of Stockholders - to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996, is incorporated by reference in Part III herein.

Part I

Item 1.  BUSINESS

General

    Theragenics Corporation ("Theragenics" or the "Company") is a leader in the production and marketing of implantable radiation devices used in the treatment of prostate cancer. The Company produces and markets TheraSeed(R), an FDA-licensed device based on Pd-103, a radioactive isotope. Management believes the Company is the only producer of Pd-103 for use in medical devices. In the treatment of prostate cancer, TheraSeeds(R) are implanted into the prostate in a one-time, minimally invasive procedure. The radiation emitted by the seeds is contained within the immediate prostate area, killing the tumor while sparing surrounding organs. TheraSeed(R) has been shown in independent clinical studies to offer success rates that are comparable to or better than other conventional therapies, while being associated with a reduced incidence of side effects. In addition, TheraSeed(R) offers significant quality of life and cost advantages. Since 1987, TheraSeed(R) has been used by physicians in nearly 300 centers across the United States in approximately 13,000 procedures for prostate cancer, including approximately 4,000 procedures in 1996. Sales of TheraSeed(R) increased 65% in 1995 and 58% in 1996 due to reliable production from the
Company's cyclotron-based manufacturing process and increased demand for TheraSeed(R) as a result of significantly increased marketing efforts and the release of favorable clinical data. TheraSeed(R) has also been used on a limited basis to treat cancers of the pancreas, lung, head, neck, oral cavity, brain and eye.

  On February 24, 1997, the Company entered into a letter of intent with Indigo Medical, Inc., a subsidiary of Johnson & Johnson, stating the intent to grant to Indigo the exclusive worldwide right to market and sell TheraSeed(R) for the treatment of prostate cancer. The letter of intent is subject to the completion of definitive documentation and approval by the respective Boards of Directors of the Company and Indigo. Management believes the proposed alliance with Indigo would provide for sales growth and international expansion while allowing the Company to focus its resources on maintaining its leadership in the production of Pd-103 for prostate cancer treatment and other potential applications. By leveraging the extensive worldwide marketing capability of Indigo and Johnson & Johnson, the Company would eliminate the need to develop an extensive, vertically integrated sales, marketing and education and training network.

  Theragenics received an FDA license for TheraSeed(R) in 1986 and commenced product sales in 1987. The Company has been profitable in every quarter since 1991. In 1992, management increased its control over the manufacture of TheraSeed(R) by integrating into the Company the production of

Pd-103. This significantly increased capacity for the production of TheraSeed(R) while maintaining quality and regulatory compliance.

Industry Overview

Prostate Cancer

  Prostate cancer is the most common form of cancer, and the second leading cause of cancer deaths, in men. It is expected to account for approximately 43% of all cancers to be diagnosed in men during 1997. Based on industry data, the Company estimates that the cost of treating prostate cancer exceeded $3.0 billion in the United States in 1995. The American Cancer Society estimates new cases of prostate cancer grew 30% in 1996 to 317,000 from 244,000 cases in 1995, with deaths associated with the disease estimated to have grown to 41,400 in 1996 from 40,000 in 1995. Principal reasons for the significant increase in new cases have been advances in diagnostic technology and increased media attention, including publicity regarding several highly visible individuals who have made public their battles with the disease. Estimates by the United States Bureau of Census indicate that the number of men most prone to prostate cancer, those 40 to 80 years old, will grow to 55 million by 2006 from 45 million in 1996. The Company estimates its market share in the treatment of localized, early-stage prostate cancer to be approximately 2.5%.

  The prostate is a walnut-sized gland surrounding the male urethra, located below the bladder and adjacent to the rectum. The two most prevalent prostate diseases are benign prostatic hyperplasia ("BPH") and prostate cancer. BPH is a non-cancerous enlargement of the innermost part of the prostate. Prostate cancer is a malignant tumor that begins most often in the periphery of the gland and, like other forms of cancer, may spread beyond the prostate to other parts of the body. If left untreated, prostate cancer can metastasize to the lung or bone, resulting in death. The following table summarizes the various stages of prostate cancer.

       Classification                   Stage of Progression
              A                Clinically unsuspected
              B                Tumor confined to the prostate gland (localized)
              C                Tumor outside prostate capsule
              D                Metastasized into pelvic lymph nodes
             D2                Metastasized into distant lymph nodes,
                               organs, soft tissues or bone

Source:  American Urological Association Today

  Prostate cancer can grow slowly or quickly and virulently, and its cause and potential methods of prevention are currently unknown. The risk of developing prostate cancer increases with age. By way of comparison, studies indicate that one in five men in the United States can expect to develop the disease, whereas one in eight women in the United States may expect to contract breast cancer. With prompt treatment, the long-term outlook for men with localized, early-stage prostate cancer is considered favorable.

  Approximately 58% of new prostate cancer diagnoses are defined to be at the localized stage of the disease. Prostate cancer is typically curable when detected early, but the lack of early-stage symptoms makes diagnosis difficult. Until 1988, the best method of routine examination had been the digital rectal exam, which requires the existence of solid tumors for detection. In 1988, a diagnostic test was developed that determines the amount of prostate specific antigen ("PSA") present in the blood. PSA is found in a protein secreted by the prostate, and elevated levels of PSA are associated with either prostatitis (a noncancerous inflammatory condition) or a proliferation of cancer cells in the prostate. The widespread acceptance of the PSA test greatly improved physicians' ability to diagnose prostate cancer at an early stage and significantly increased the number of new cases diagnosed annually. Industry studies have shown that the PSA test can detect prostate cancer as many as five years earlier than the digital rectal exam. The PSA test is currently part of the routine medical check-up for prostate assessment. Transrectal ultrasound tests and biopsies are typically performed on patients with elevated PSA readings to confirm the existence of cancer.

Treatment Options

  In addition to seeding, prostate cancer can be treated with radical prostatectomy ("RP"), external beam radiation therapy ("EBRT"), hormone therapy, chemotherapy and watchful waiting. Some of these therapies may be combined. The treatments that have been most successful are those that remove or kill all of the cancerous tissue while avoiding excessive damage to the surrounding healthy tissue. When the cancerous tissue is not completely eliminated, the cancer typically returns to the primary site, often with metastases to other areas. The following is a summary of treatment options for prostate cancer other than seeding.

    Radical Prostatectomy is a major surgical procedure that involves the complete removal of the prostate gland. This procedure has been used for 30 years and is considered to be the standard medical treatment for early-stage, localized tumors. RP typically requires a three to seven day hospital stay and a lengthy recovery period (generally four to six weeks). Side effects include impotence and incontinence. The cost of RP ranges from $20,000 to $30,000 per procedure, excluding treatment for side effects and postoperative complications. Approximately 120,000 men underwent RP in 1995.

    External Beam Radiation Therapy involves directing a beam of radiation at the prostate gland to destroy tumorous tissue and has been a common technique for treating many kinds of cancer since the 1950s. EBRT has typically been reserved for early-stage prostate cancer in locally advanced cases where the patient presents an inappropriate surgical risk. The therapy consists of a series of daily treatments usually lasting from six to eight weeks. Rectal complications resulting from damage to the rectal wall caused by the radiation beam as it travels to the prostate are the most common side effects. Principal side effects also include incontinence and impotence, but these side effects generally occur with less frequency than they do following RP. EBRT is estimated to cost between $12,000 to $15,000 per patient. Approximately 35,000 men underwent EBRT in 1995.

  Ancillary   Therapies,   primarily   consisting   of  hormone   therapy  and
chemotherapy, are used to slow the growth of cancer and reduce tumor size, but are generally not intended to be curative. Ancillary therapies are often used during advanced stages of the disease to extend life and relieve symptoms. Side effects of hormonal drug therapy include increased development of breasts, impotence and decreased libido. In addition, many hormone pharmaceuticals artificially lower PSA levels in patients, which can interfere with staging the disease and monitoring its progress. Side effects of chemotherapy include nausea, hair loss and fatigue. Drug therapy and chemotherapy require long-term, repeated administration of medication on an outpatient basis.

  Watchful Waiting is recommended by some physicians in certain circumstances based on the severity and growth rate of the disease, as well as on the age and life expectancy of the patient. The aim of watchful waiting is to monitor the patient, treat some of the attendant symptoms and determine when more active intervention is required. Watchful waiting requires periodic physician visits and PSA monitoring.

  In addition to the treatment options described above, other forms of treatment are being developed and tested in clinical trials. Cryosurgery, which freezes and destroys diseased tissue, has been used to treat prostate cancer, but to the Company's knowledge has not demonstrated a long-term curative effect. Photon radiosurgery, a developmental stage form of treatment that emits low-energy x-rays from a probe and irradiates the tumor from the inside out, is undergoing clinical studies for the treatment of metastatic brain tumors. Clinical trials for prostate cancer are not anticipated to begin until late 1997 or early 1998.

The Theragenics Solution

  Theragenics produces and markets TheraSeed(R), an FDA-licensed device currently used principally in seeding for the treatment of prostate cancer. In this application, TheraSeeds(R) are implanted throughout the prostate gland in a minimally invasive surgical technique under ultrasound guidance. The radiation emitted by the seeds is contained within the immediate prostate area, killing the tumor while sparing surrounding organs. The seeds, whose capsules are biocompatible, are not removed after delivering their radiation dose to the prostate. TheraSeed(R) is best suited for solid localized tumors and is usually classified as a treatment for early-stage disease.

  Management believes TheraSeed(R) offers significant advantages over RP and EBRT. Recent multi-year clinical studies indicate that seeding offers success rates that are comparable to or better than those of RP or EBRT and reduced complication rates. In addition, the TheraSeed(R) treatment is a one-time outpatient procedure with a two to three day recovery period. By comparison, RP is an inpatient procedure typically accompanied by a three to seven day hospital stay and a four to six week recovery period, and EBRT involves six to eight weeks of daily radiation treatments. Treatment with TheraSeed(R) costs $10,000 to $15,000 per procedure, which is substantially lower than the cost of RP and comparable to the cost of EBRT. In addition, management believes TheraSeed(R) offers significant competitive advantages over I-125, an alternative radioisotope used in seeding, as a result of Pd-103's higher dose rate and shorter half-life.

  TheraSeed(R) is a radioactive "seed"  approximately 4.5 millimeters long and
0.81 millimeters wide, or approximately the size of a grain of rice. Each seed consists of a biocompatible titanium capsule containing the radioactive substance Pd-103. The half-life of Pd-103, or the time required to reduce the emitted radiation to one-half of its initial level, is 17 days, resulting in the loss of almost all radioactivity in less than four months.

Treatment Protocol

  Prostate cancer patients electing seed therapy first undergo a transrectal ultrasound test or CT scan, which generates a two-dimensional image of the prostate that is transformed into a three-dimensional image. With the assistance of a computer program, a treatment plan is designed that calculates the number and placement of the seeds required for the best possible distribution of radiation to the prostate.

  Once the implant model has been constructed, the procedure is scheduled and the seeds are ordered. The number of seeds implanted ranges from 40 to 100, with the number of seeds varying with the size of the prostate. The procedure is usually performed under local anesthesia in an outpatient setting. An ultrasound probe is first positioned in the rectum to guide needle placement and seed location. Correct needle placement is facilitated by a template, or grid, that covers the perineum (the area between the scrotum and rectum through which the needles are inserted) and is attached to the ultrasound probe. Implant needles loaded with seeds are assigned to the appropriate template holes as indicated in the treatment plan. Each needle is guided through the template and then through the perineum to its predetermined position within the prostate under direct ultrasound visualization. The seeds are implanted as the needle is withdrawn from the prostate. When all seeds have been inserted, the ultrasound image is again reviewed to verify seed placement.

  An experienced practitioner typically performs the procedure in approximately 60 to 90 minutes, with the patient often returning home at day's end. Recovery time is typically two to three days. In contrast, RP generally requires up to three hours to perform, with a three to seven-day hospital stay and a typical recovery period of four to six weeks. EBRT requires daily outpatient radiation treatments for a period of six to eight weeks. Seeding has been used as a treatment for prostate cancer since the early 1970s, when I-125 seeds were implanted in prostate tumors under open surgery. However, this "free hand" technique fell into disfavor because the seeds were often haphazardly arranged leading to inhomogeneous dosimetry, with suboptimal antitumor effect in underdosed areas and significant damage to collateral tissues, particularly in the urethra and rectum, in overdosed areas. Clinical results indicate that the computer modeling and advanced imaging and other techniques used in seeding today have virtually eliminated these drawbacks.

Clinical Results

  Strong Efficacy Results. Clinical data indicates that seeding offers success rates that are comparable to or better than those of RP or EBRT. In a study described in Urology Times in September 1994, Drs. John Blasko and Haakon Ragde of the Northwest Tumor Institute in Seattle, Washington, found, in a study of 298 men with early-stage prostate cancer, an actuarial local control rate of 96%, after treatment with either Pd-103 or I-125 seed implantation. A study published in 1995 by Drs. Blasko and Ragde found 100% of the 111 patients treated with TheraSeed(R) for localized early-stage prostate cancer showed no localized prostate cancer after treatment follow-up ranging from 12-73 months, with a median follow-up of 32 months. The actuarial disease-free rate at 54 months was 89%. Updating their previous study on patients treated with Pd-103 or I-125 for a paper prepared for the First International Consultation on Prostate Cancer organized by the World Health Organization in June 1996,
Drs. Blasko and Ragde found a seven-year actuarial local disease-free rate of 97% for 320 patients treated for localized early-stage prostate cancer. They also presented therein an eight-year actuarial local disease-free rate of 87% for 188 patients who were considered to represent higher risks of locally advanced prostate cancer and were treated with a combination of Pd-103 or I-125 seeding and a modified dose of EBRT. A study by Dr. Michael Dattoli of University Community Hospital, Tampa, Florida and Dr. Kent Wallner of Memorial Sloan-Kettering Cancer Center, New York, New York, published in the International Journal of Radiation Oncology, Biology and Physics in
July 1996 found a three-year actuarial freedom from biochemical failure (based on PSA scores) of 79% among 73 patients with clinically localized, high risk prostate cancer who were treated with EBRT in combination with Pd-103. This compares favorably to results reported for patients treated with conventional dose EBRT alone. These locally advanced cases are significant because RP guidelines would not classify them as suitable for surgical treatment.

  Reduced Incidence of Side Effects. Because TheraSeed(R) delivers a highly concentrated and confined dose of radiation directly to the prostate, healthy surrounding tissues and organs are spared excessive radiation exposure. This results in significantly fewer and less severe side effects and complications than are incurred with other conventional therapies. RP generally results in a 50-90% impotence rate and a 2-65% incontinence rate, and EBRT generally results in impotence and incontinence rates of 40-60% and 10-25%, respectively. In contrast, according to the 1995 study by the Northwest Tumor Institute described above, it was reported that 85% of seed therapy patients under 70 years of age who were potent before the procedure remained so. In addition, patients who had not had a previous transurethral prostate resection ("TURP") suffered no incontinence. Patients having a previous TURP have compromised urinary tracts and can experience higher rates of incontinence. Patients receiving seeding can expect some urinary urgency post-implantation as the Pd-103 delivers its radiation dose.

  Lower Treatment Cost. The total cost of seeding is approximately $10,000 to $15,000 per procedure. This is approximately one-half the cost of RP, which ranges from $20,000 to $30,000, excluding treatment for side effects and post-operative complications, and is comparable to the cost of EBRT, which ranges from $12,000 to $15,000 for a six-to-eight week course of treatment.

  The following table compares the methods of treatment discussed above with a minimum of five-year outcomes data:

-------------------------------------- ----------------------------- ------------------------------ ------------------------------
                                                                            External Beam
                                         Radical Prostatectomy           Radiation Therapy                  Seeding
-------------------------------------- ----------------------------- ------------------------------ ------------------------------
                                                                         Outpatient procedure           One-time outpatient
                                           Inpatient procedure with      with daily treatments for      procedure lasting
                                           3-7 day hospital stay         6-8 weeks                      60-90 minutes
Nature of Treatment
-------------------------------------- ----------------------------- ------------------------------ ------------------------------
-------------------------------------- ----------------------------- ------------------------------ ------------------------------
Targeted Cancer Stage                            A and B                      A, B and C                       A and B
-------------------------------------- ----------------------------- ------------------------------ ------------------------------
-------------------------------------- ----------------------------- ------------------------------ ------------------------------
Five Year Success   Rate(a)                       78-83%                          50%                          80-100%
-------------------------------------- ----------------------------- ------------------------------ ------------------------------
-------------------------------------- ----------------------------- ------------------------------ ------------------------------
Recovery Period                            Generally 4-6 weeks           None after 6-8 weeks                 2-3 days
-------------------------------------- ----------------------------- ------------------------------ ------------------------------
-------------------------------------- ----------------------------- ------------------------------ ------------------------------
Impotence Rate(b)                                 50-90%                        40-60%                          5-15%
-------------------------------------- ----------------------------- ------------------------------ ------------------------------
-------------------------------------- ----------------------------- ------------------------------ ------------------------------
Incontinence Rate(b)                              2-65%                         10-25%                          0-2%
-------------------------------------- ----------------------------- ------------------------------ ------------------------------
-------------------------------------- ----------------------------- ------------------------------ ------------------------------
Cost Per Procedure                           $20,000-$30,000                $12,000-$15,000                $10,000-$15,000
-------------------------------------- ----------------------------- ------------------------------ ------------------------------

(a) Calculated as the percent of patients disease-free after five years. Rates may be actuarially computed.
(b) The percent of patients with normal continence and potency prior to treatment not preserving such attributes. Excludes patients with previous TURPs.

  Management believes TheraSeed(R) represents the best available form of seeding. Another radioactive isotope, Iodine-125 ("I-125"), is also commercially available as a permanent implant. TheraSeed(R) is the first commercially available alternative isotope to I-125 since I-125's introduction in the 1970s. Management believes I-125 and Pd-103 are used with relatively equal frequency in substantially all prostate cancer seeding procedures. Another technique known as "temporary seeding," which involves the temporary placement of an Iridium-based source in or near a tumor, is used in a very small percentage of cases. Management believes Pd-103 has the following advantages over I-125: (i) Pd-103 delivers three times the dose rate of I-125, which can yield advantages in treating aggressive cancers, (ii) Pd-103 has approximately one-third the half-life of I-125, which shortens radiation induced side effects and exposure to medical personnel in treatment follow-up; and (iii) unlike I-125, Pd-103 is nontoxic and non-volatile as it decays. Management is not aware of any clinical studies directly comparing the efficacy of Pd-103 and I-125.

Strategy

  In an effort to enhance market penetration and maintain technological leadership in the field of radiological treatment of diseases, the Company is implementing the following strategies. In the event the Company enters into a definitive agreement with Indigo, management anticipates that Indigo will assume and expand upon certain of the strategic initiatives described below.

    o Increase Physician Awareness of Seeding and TheraSeed(R). Physician acceptance is critical to the increased use of seeding as a form of treatment for prostate cancer. The primary physician for the treatment of prostate cancer is the urologist.
        RP has a long history as the treatment of choice for early-stage, localized prostate cancer and urologists are accustomed to performing this procedure. Compelling long-term outcomes data is therefore key to the development of physician interest in seeding as an alternative form of prostate cancer treatment. To promote such interest, the Company is publishing the results of recent clinical studies illustrating TheraSeed(R)'s effectiveness in treating prostate cancer and is supporting related research and publication efforts by physicians using TheraSeed(R). Management recognizes the importance of well-trained physicians and the need for quality training in advancing the growth of this product and is exploring opportunities toward this end. Management has historically lent financial support to training centers and expects to continue this practice. By increasing physician awareness of TheraSeed(R) and its effectiveness in treating prostate cancer, the Company plans to increase demand for TheraSeed(R) within the medical community.

    o Maintain A Strong Commitment to Providing Cancer Information Services to Patients. Management believes that patients are taking an active role in choosing their medical treatment. In response to this, Theragenics intends to maintain its efforts to increase patient awareness of alternative treatments and the importance of second opinions through its Cancer Information Center as well as other avenues of increasing awareness.

    o Maintain Technological Leadership. Management believes the Company is the only producer of Pd-103-based radioactive seeds. The Company's strategy is to be a technological leader in the cancer treatment industry and believes its proprietary technology possesses performance advantages over competitive seed technology. The Company will also continue to focus on production technology to maintain leadership in this area.

    o Explore and Evaluate Opportunities for Strategic Alliances. The Company is negotiating the terms of a strategic alliance with Indigo

        Medical, Inc., a subsidiary of Johnson & Johnson, and has stated an intent to grant to Indigo the exclusive worldwide right to market and sell TheraSeed(R) for the treatment of prostate cancer. Management believes this alliance will enable the Company to focus its resources on maintaining its leadership in the production of Pd-103 for prostate cancer treatment and other potential applications without being required to develop an extensive, vertically integrated sales, marketing, education and training network. Synergies with large healthcare-related companies may be identified and Theragenics may pursue strategic relationships with such companies on its own or through its relationship with Indigo.
        Such relationships could relate to marketing, product development, supply, distribution, research or other aspects of the Company's operations. Potential strategic allies include large pharmaceutical or medical device companies, health maintenance organizations, outpatient treatment centers and companies, hospitals, research centers, universities, start-up companies or other entities. Management believes the Company's long-term growth and strong competitive position could be enhanced through such alliances or affiliations and intends to actively seek suitable opportunities for such relationships.

    o Promote Seeding to Health Care Payors. A substantial portion of the cost of prostate cancer treatment in the United States is currently reimbursed by the Medicare program and other third party payors. The amount of reimbursement for prostate cancer treatment is likely to have a significant impact on the decisions of urologists, oncologists and other health care providers regarding treatment options. The Company has been actively engaged in efforts to ensure that adequate and fair reimbursement for seeding is available for the doctors performing the procedure. The Company has long-standing relationships with patient advocacy groups that share with the Company a desire to ensure unrestricted access to the TheraSeed(R) treatment alternative. The Company plans to continue these activities as they relate to the Company's business.

    o Explore New Distribution Channels and Product Applications. Management believes significant long-term international marketing opportunities exist for TheraSeed(R). Although no meaningful overseas market currently exists for the product, management believes a variety of factors, including international introduction of the PSA test, may create an international market for TheraSeed(R) in the future. In addition, although the Company has focused primarily on prostate cancer to date, management believes TheraSeed(R) could be used increasingly to treat other forms of cancer, including cancers of the pancreas, lung, head, neck, oral cavity, brain and eye. Management plans to support programs to identify additional oncological and non-oncological uses for TheraSeed(R) and Pd-103.

Production

    The production of TheraSeed(R) is dependent upon the availability of Pd-103, as well as Rhodium-103 ("Rh-103"), titanium, graphite and lead. With the exception of Pd-103, all of these raw materials are relatively inexpensive and readily available from third party suppliers.

    Pd-103 is a radioactive isotope that can be produced by neutron bombardment of Pd-102 in a nuclear reactor, or by proton bombardment of Rh-103 in a cyclotron. Following the production of Pd-103 from Rh-103 in the cyclotron, the Pd-103 is harvested from the cyclotron and moved through a number of proprietary production processes until it reaches its final seed form used by doctors.

    Until 1993,  the Company  used the neutron  bombardment  method of producing
Pd-103. Under this method, the Company was required to contract with third parties for the enrichment services necessary to produce a useable feed material for production of Pd-103 in a nuclear reactor. Additionally, the Company was dependent upon a university and a United States government reactor for the irradiation of this feed material to yield Pd-103. The government facility was subject to increasing political uncertainty regarding its control and funding, and neither the university nor the government facility operated on a commercial timetable. These factors combined to limit the Company's ability to obtain Pd-103 on a timely and consistent basis.

    To increase its control over timely and consistent availability, quality and cost of Pd-103, the Company turned to the proton bombardment method of producing Pd-103. To accomplish this alternative method of production, the Company contracted in 1992 for the purchase of a cyclotron for in-house production of Pd-103. After the cyclotron was delivered and reliable production of Pd-103 was proven, the Company discontinued its reliance on outside vendors for enrichment and irradiation services.

    The Company has three cyclotrons in production and is currently installing a fourth, which is scheduled to become operational during the first quarter of 1997. The Company has ordered four additional cyclotrons for installation in fiscal 1998. The Company's cyclotrons are designed, built, installed and tested by a Belgian company specializing in the construction of such equipment. A number of proprietary design modifications are incorporated in the cyclotrons. These modifications are subject to confidentiality agreements with the cyclotron manufacturer and the Company's own personnel.

    Due to the highly  sophisticated and technical nature of the equipment, the
Company  has  encountered  delays and  difficulties  in  the   construction,
installation and testing of its cyclotrons. Management cannot be certain that such problems will not occur in connection with the construction, installation and testing of the cyclotrons to be installed in 1998.

    Cyclotron operations constitute only one component of the TheraSeed(R) manufacturing process. Because the production of TheraSeed(R) is highly sensitive and labor intensive, management is focusing significant attention and effort on automating and otherwise improving all aspects of the Company's manufacturing process. Although the automation process is difficult and time consuming, management believes it will improve efficiency, further reduce radiation exposure to personnel and provide additional production capacity for TheraSeed(R).

Marketing

    The Company's marketing program is aimed at increasing awareness of TheraSeed(R) within the medical community and the potential patient population, as well as adding value to its customers' medical practices.

    Strategic Alliance. The Company recently entered into a letter of intent with Indigo Medical, Inc., a subsidiary of Johnson & Johnson, stating the intent to grant to Indigo the exclusive worldwide right to market and sell Theraseed(R) for the treatment of prostate cancer. Indigo would also assume responsibility for the education and training of urologists, radiation oncologists and other personnel involved in the use of TheraSeed(R). The letter of intent also contemplates that Indigo will have a first right of negotiation with respect to additional uses of TheraSeed(R) and other products that may be developed by the Company.

  Management believes the proposed alliance with Indigo would provide for sales growth and international expansion while allowing the Company to focus its resources on maintaining its leadership in the production of Pd-103 for prostate cancer treatment and other potential applications. By leveraging the extensive worldwide marketing capability of Indigo and Johnson & Johnson, the Company would eliminate the need to develop an extensive, vertically integrated sales, marketing and education and training network. No assurance can be given, however, that the Company and Indigo will enter into a definitive agreement or that it will have the anticipated effect on the Company's operations.

  Education/Awareness. Bringing attention to prostate cancer and its treatment alternatives is a primary focus of the Company's marketing program. As part of its pull marketing strategy, the Company works to disseminate prostate cancer information through general interest stories in the print and broadcast media. To accomplish this strategy, the Company uses its own in-house network of media contacts as well as public relation firms. Theragenics also has an advertising program aimed at men over 50 that promotes options for the treatment of prostate cancer and stresses the importance of alternative treatments and obtaining second opinions. The Company also staffs its own Cancer Information Center to answer questions about the TheraSeed(R) treatment and assist cancer patients in locating physicians trained in seeding. Representatives of the Company regularly attend trade shows and conventions where the Company is visible to large numbers of urologists, radiation oncologists and patients.

    Advocacy. The Company has supported the writing and publication of a book by a TheraSeed(R) patient, aided patient support groups, sponsored speakers on prostate cancer, and has been active with cancer information hotlines such as the American Cancer Society. Theragenics has fought and continues to fight for adequate reimbursement for seed implantation from Medicare and other third party payors. Theragenics has also advocated treatment opportunities for military veterans.

    Scholarship. The Company actively supports the writing of scholarly articles by doctors using TheraSeed(R) and the publication of these articles in medical journals. The Company also supports and encourages doctors using TheraSeed(R) to present papers to and speak at seminars and symposiums on prostate disease.

    Customer Service. The Company performs a value-added service to the physician customer by directing patients seeking additional information from Theragenics' Cancer Information Center to one of the nearly 300 centers across the United States performing the TheraSeed(R) treatment. Theragenics also provides assistance to physicians newly trained in the TheraSeed(R) treatment by providing the doctor or the medical center with consultative advice on increasing the visibility of the practice and the new treatment being performed there. Theragenics retains a company specializing in medical reimbursement to assist its customers in obtaining adequate reimbursement from third party payors.

    Physician Training. Management recognizes the marketing benefits that can be generated by a well-trained seeding physician population and the need for quality training to achieve that end. Physicians are currently trained at three seeding education centers across the United States.

TheraSphere (R)

    Theragenics has also participated in the development of TheraSphere(R), a microscopic radioactive glass sphere designed for the treatment of liver cancer. The Company holds a worldwide exclusive license from the University of Missouri for the use of the technology required to produce TheraSphere(R). The Company has granted to Nordion International, Inc. ("Nordion") an exclusive worldwide sublicense to manufacture, distribute and sell TheraSphere(R) for any application. TheraSphere(R) has been approved for distribution in Canada, but has not been approved by the FDA for distribution in the United States. Under the terms of the sublicense, Nordion has agreed to obtain the necessary regulatory approvals for distribution of TheraSphere(R) in the United States and other countries. The commercial development and regulatory approval of TheraSphere(R) is still in its early stages, and management does not anticipate significant revenues from TheraSphere(R) within the foreseeable future.

    A TheraSphere(R) treatment dose contains approximately five million yttrium-90 glass spheres that are each approximately half the diameter of a human hair. The radiation dose is delivered to the tumor by introducing the TheraSphere(R) by catheter into the hepatic artery, which carries arterial blood to the liver. Because of greater blood flow to tumors compared to healthy liver tissue, the microspheres concentrate in the capillaries feeding the tumor. The concentration of microspheres in healthy tissue is much lower. Because of the ability to place the radiation source in such close proximity to the tumor, TheraSphere(R) can deliver a radiation dose to the tumor cells five times as strong as that which can be delivered via external beam radiation.

Patents and Licenses; Trade Secrets

    The  Company's   success  is  dependent  upon   protecting  its  proprietary
technology for the production of Pd-103. The Company relies in part on combinations of patent, trademark and trade secrecy laws, along with contractual provisions, to protect its intellectual property rights and its technology. The effectiveness of these various types of protection can be limited, however, by variations in laws and enforcement procedures from country to country. It is possible that competitors may independently develop similar technology or otherwise obtain access to the Company's intellectual property assets.

    The Company holds United States patents directed to Pd-103 based on its production using both cyclotrons and nuclear reactors. The Company also has corresponding patents in Canada, South Africa, Japan and the 10 countries of the European patent convention, and a PCT patent application on file for Japan, Australia, New Zealand, Canada, and Europe (representing 16 European countries) as well as a direct filing in Mexico. The Company may file additional patent applications from time to time and considers the ownership of patents important, but not necessarily essential, to its operations. The Company also uses a strategy of confidentiality agreements and trade secret treatment to provide primary protection to a number of proprietary design modifications in the cyclotrons, as well as various production processes.

    The Company also holds a worldwide exclusive license from the University of Missouri for the use of technology required for producing TheraSphere(R). Theragenics holds the rights to all improvements developed by the University of Missouri on this technology. The Company, in turn, sublicenses exclusive worldwide rights to this technology and all improvements to Nordion. Pursuant to its license agreement with the University of Missouri, the Company is obligated to pay the University the greater of a fixed annual amount or a percentage of the gross sales amount derived from the sale of TheraSphere(R).

    Theragenics holds patents for technology concerning methods for delivery of TheraSphere(R) in several countries, including the United States, Canada, Australia, Argentina, South Africa and the 10 countries of the European patent convention, and has patent applications on file in other countries, including Japan. The Company exclusively licenses this technology to Nordion for worldwide use.

    The Company relies to a significant degree on trade secrets, proprietary know-how and technological advances that are either not patentable or which the Company chooses not to patent. In particular, the Company has designed certain modifications to its cyclotrons as well as various production processes that it deems to be proprietary. The Company seeks to protect non-patented proprietary information, in part, by confidentiality agreements with suppliers, employees and consultants.

Competition

  The Company competes in a market characterized by technological innovation, extensive research efforts and significant competition. In general, TheraSeed(R) competes with conventional methods of treating localized cancer such as RP and EBRT. RP currently represents the standard medical treatment for early-stage, localized prostate cancer. RP has a long history of favorable clinical results and physicians have developed a high degree of familiarity and comfort with this procedure. EBRT is also a well-established method of treatment and is widely accepted for patients who do not represent a good surgical risk or whose prostate cancer has advanced beyond the stage for which surgical treatment is indicated. RP and EBRT are therefore well entrenched in the medical community and in the universities and schools providing medical education. Management believes that if general conversion from these established procedures to TheraSeed(R) treatment does occur, such conversion will be the result of a combination of equivalent or better efficacy, reduced incidence of side effects and complications, lower cost, other quality of life issues and pressure by health care providers and patients.

    In addition, I-125 is commercially available as a permanent implant and competes with TheraSeed(R). Management believes I-125 and Pd-103 are used with relatively equal frequency in prostate cancer seeding procedures. I-125's dose rate is approximately one-third that of Pd-103, however, and its half-life is three times longer. Management believes Pd-103 enjoys a competitive advantage over I-125 based on: (i) a higher dose rate, which can yield advantages in treating aggressive cancers, (ii) a shorter half-life, which shortens radiation induced side effects and exposure to medical personnel in treatment follow-up; and (iii) Pd-103 is nontoxic and non-volatile as it decays. Management is aware of no other similar radioactive products competing directly with TheraSeed(R). Although a small Belgium start-up company has announced its intent to produce Pd-103 for medical devices, to management's knowledge, Theragenics is the only company in the world that commercially produces Pd-103 for medical devices.

    Many companies, both public and private, are researching new and innovative methods of treating cancer. In addition, many companies, including many large, well-known pharmaceutical, medical device and chemical companies, are engaged in radiological pharmaceutical and device research. Significant developments by any of these companies could lessen or eliminate the demand for the Company's products.

Government Regulation

    The Company's present and intended future activities in the development, manufacture and sale of cancer therapy products are subject to various laws, regulations, regulatory approvals and guidelines. Within the United States, the Company's therapeutic radiological devices must comply with the U.S. Federal Food, Drug and Cosmetic Act, which is enforced by the FDA.

    Before a new device can be marketed in the United States, the manufacturer generally must obtain either (i) FDA clearance of a pre-market notification under Section 510(k) of the Federal Food, Drug & Cosmetic Act or (ii) FDA approval of a pre-market approval application (a "PMA"). Following submission of the 510(k), the manufacturer may not market the new device until an order is issued by the FDA finding the device to be "substantially equivalent" to a legally marketed medical device (a "predicate device"). The 510(k) process can be lengthy and expensive and the issuance of such clearance is often uncertain. If a new device is not eligible for clearance under the 510(k) process, a PMA application must be filed with and approved by the FDA before the product may be marketed. The PMA process requires the performance of extensive clinical trials to determine safety and efficacy, is significantly more complex, expensive and time consuming than the 510(k) process and typically requires five to seven years. In countries in which the Company's products are not currently approved, the use or sale of the Company's commercial products will require approvals by government agencies comparable to the FDA. The Company is also required to adhere to applicable FDA regulations for Good Manufacturing Practices, including extensive record keeping and reporting and periodic inspections of manufacturing facilities. Similar requirements are imposed in other countries.

    The Company obtained FDA 510(k) clearance in 1986 to market TheraSeed(R) for, in general, the treatment of localized solid tumors. A new 510(k) clearance is required for any modifications in the device or its labeling that could significantly affect the safety or effectiveness of the original product. Under the FDA's regulatory scheme, the decision whether to seek 510(k) clearance for a modified device is left to the manufacturer in the first instance, and management has thus far determined that no such clearance has been required. The FDA has the right to review and revoke 510(k) clearance at any time. A PMA may be required for future products or for future modifications to TheraSeed(R).

    The Company's handling of radioactive materials is governed by the State of Georgia in agreement with the NRC. The users of TheraSeed(R) are also required to possess licenses issued either by the states in which they reside or the NRC (depending upon which state is involved and which of two possible processes are used by the Company to produce TheraSeed(R)). Use licenses also will be required by some of the foreign jurisdictions in which the Company may attempt to market its products. Although the regulatory standards applicable to products containing radioactive materials produced as a by-product of nuclear fission reactions are uniform nationally, uniform regulatory standards do not exist at the present time with respect to TheraSeed(R) as produced by the Company's current manufacturing process. To date, these standards have imposed no impediment to marketing and management anticipates they will not pose an impediment unless the regulatory environment changes or new rulings are adopted. Furthermore, the Company's expansion plans require the Company to secure additional permits and licenses from a number of environmental, health and safety regulatory agencies. The Company believes, but cannot assure, that it will be able to acquire the permits and licenses necessary for its planned expansion of its manufacturing capacity in accordance with the Company's timetable for its expansion. The Company to date has not experienced delays in licensing any of its facilities or cyclotrons.

    The Company is required under its radioactive materials license to maintain radiation control and radiation safety personnel, procedures, equipment and processes, and to monitor its facilities and its employees and contractors. The Company is also required to provide financial assurance that end-of-life radiological decommissioning of its cyclotrons and other radioactive areas of its property that contain radioactive materials will be adequately funded by the Company. The Company has so far been successful in explaining to the Georgia Department of Natural Resources that it will not have to dispose of its cyclotrons, but instead will be able to sell them for re-use if its ceases to operate them. Thus, the Company is only required to estimate and provide financial assurance for the end-of-life remediation and disposal costs associated with ancillary structures, such as plumbing, laboratory equipment and chemical processing facilities. The Company's decommissioning obligations will increase as its production capacity is expanded. Moreover, if the Georgia Department of Natural Resources were to require that the Company include the cost of decommissioning its cyclotrons in its financial assurance demonstration, the amount of money required to be set aside by the Company to cover decommissioning costs could dramatically increase.

    The Company disposes of low level radioactive waste to licensed commercial radioactive waste treatment or disposal facilities for incineration or land disposal. The amount of radioactive waste generated by the Company's operations will increase following implementation of the Company's planned expansion of its production capacity. There is a high degree of regulatory uncertainty associated with commercial radioactive waste disposal facilities, and the cost of disposing of radioactive waste has increased dramatically in recent years. To mitigate the impact of a potential moratorium on radioactive waste disposal at the Company's current disposal site, the Company sought and received a license from the Georgia Department of Natural Resources for temporary on-site storage capacity. The Company believes that it would be able to obtain additional licensure necessary to enable it to continue production for a substantial period of time in the event its current waste disposal contractor ceases to be able to receive the Company's waste and an alternative disposal site is not readily available. The Company also handles nonradioactive chemical substances in the normal course of its manufacturing operations that are subject to a broad range of state and federal environmental regulations, and which could cause harm to humans or to the environment if improperly handled or released to the environment. Management believes the Company is in compliance with all state and federal regulations. The Company provides training and monitoring of its personnel with two full time regulatory and safety officers to facilitate the proper handling of all materials.

Employees

    As of December 31, 1996, the Company had 59 full-time employees (including executive personnel). Of this total, 37 were engaged in development and production of the Company's products. The remainder were engaged in marketing and general corporate activities. The Company's employees are not represented by a union or a collective bargaining unit, and management considers employee relations to be good.

Item 2.  Properties

    The Company owns a 15,245 square-foot, single-story building in Buford, Georgia, leases a 10,752 square-foot, single-story building in Norcross,

Georgia, and leases a 2,692 square-foot suite of offices in a four-story office building in Norcross, Georgia. The larger Norcross facility houses the Company's assembly, shipping, marketing and administrative operations, the smaller Norcross facility provides executive office space and the Buford facility houses the Company's cyclotrons and its raw material processing operations. In 1996, the Company purchased 30 acres of land adjacent to its Buford facility.
Management plans to use this land for long-term expansion of the Company's production facilities as manufacturing expands to meet increasing sales demand and eventually plans to relocate all functions currently housed in the leased Norcross facilities to the facilities planned for construction on the 30 acres of land adjacent to its current Buford facility.

Item 3.  Legal Proceedings

    There are currently no material legal proceedings pending or, to the knowledge of management, threatened against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

  The Company did not submit any matter to a vote of its security holders during the fourth quarter of calendar 1996.

PART II

Item 5.         Market for Registrant's Common Equity and Related
                Stockholder Matters

  The Company's Common Stock is traded over the counter and reported on the Nasdaq National Market ("Nasdaq"). The trading symbol for the Company's Common Stock is "THRX." The high and low prices as reported on Nasdaq for the Company's Common Stock for each quarterly period in 1995 and 1996 are as follows:

                                                        High      Low
                                    1995
First Quarter......................................    $3.75     $2.25
Second Quarter.....................................     6.50      3.13
Third Quarter......................................     6.38      4.88
Fourth Quarter.....................................    12.50      4.88

                                    1996
First Quarter......................................    12.25      7.00
Second Quarter.....................................    18.63      8.63
Third Quarter......................................    19.25     11.75
Fourth Quarter.....................................    25.63     16.00

  As of March 18, 1997, the closing price of the Company's Common Stock was $20-5/8 per share. Also, as of that date, there were approximately 743 holders of record of the Company's Common Stock. The number of record holders does not reflect the number of beneficial owners of the Company's Common Stock for whom shares are held by depositary trust companies, brokerage firms and others.

  On February 14, 1997, The Company's Board of Directors adopted a Stockholder Rights Plan (the "Rights Plan"). The Rights Plan contains provisions to protect the Company's stockholders in the event of an unsolicited offer to acquire the Company, including offers that do not treat all stockholders equally, the acquisition in the open market of shares constituting control without offering fair value to all stockholders and other coercive, unfair or inadequate takeover bids and practices that could impair the ability of the board of Directors to represent stockholders' interests fully. Pursuant to the Rights Plan, the Board of Directors declared and paid a dividend of one share purchase right (a "Right") for each outstanding share of Common Stock held of record as of February 28, 1997. The Rights, which will expire in February 2007, initially will be represented by, and traded together with, the Common Stock. The Rights are not currently execisable and do not become exercisable unless certain events occur, including the acquisition of, or commencement of a tender offer for, 15% or more of the outstanding Common Stock. Each Right represents the right to purchase from the Company one share of Common Stock at a purchase price of $120.00, subject to adjustment. In the event certain triggering events occur, including the acquisition of 20% or more of the outstanding Common Stock each Right that is not held by the 20% or more stockholder will entitle its holder to purchase additional shares of Common Stock having a market value of twice the purchase price. As a result, the Rights Plan could add substantially to the cost of acquiring the Company, and consequently could delay or prevent a change in control of the Company. These effects could adversely affect the market price of the Common Stock. Prior to the time the Rights become exercisable, the Board of Directors may redeem the Rights at a redemption price of $.01 per Right. The description and terms of the Rights are set forth in a Rights Agreement dated as of February 17, 1997 by and between the Company and SunTrust Bank, Atlanta, as Rights Agent.

Dividend Policy

    The Company has never declared or paid a cash dividend on its Common Stock. It is the present policy of the Board of Directors to retain all earnings to support operations and to finance expansion. Consequently, the Board of Directors does not anticipate declaring or paying cash dividends on the Common Stock in the foreseeable future. The Company's current credit facility limits the amount of dividends payable on the Common Stock to a maximum of 25% of the Company's annual net income after tax. Decisions on the payment and amount of future dividends on the Common Stock will depend on the Company's results of operations, capital requirements and financial condition and other relevant factors as determined by the Board of Directors.

Item 6.  Selected Financial Data

  The selected financial data set forth below as of December 31, 1995 and 1996 and for each of the years in the three-year period ended December 31, 1996 have been derived from the financial statements of the Company included elsewhere herein, which have been audited by Grant Thornton LLP, independent certified public accountants. The selected financial data as of December 31, 1992, 1993 and 1994 and for each of the years in the two-year period ended December 31, 1993 have been derived from the financial statements of the Company, which have been audited by Grant Thornton LLP but are not included herein. The selected financial data set forth below should be read in conjunction with the financial statements of the Company and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.


                                       Year Ended December 31,
                                       -----------------------
                           1992        1993         1994      1995       1996
                           ----        ----         ----      ----       ----
                        (Dollars and shares in thousands, except per share data)
Statement of Earnings
Data:
Product sales            $4,379      $4,091       $4,723    $7,782    $12,257
Licensing fees               --          --           --        85        100
                          -----      ------       ------    ------     ------
                          4,379       4,091        4,723     7,867     12,357

Cost of product sales     1,227       1,678        1,791     2,645      3,736
Selling, general and
administrative            1,639       1,607        1,844     2,396      3,198
Research and
  development                63          36           15        18          7
                          -----      ------       ------    ------     ------
                          2,929       3,321        3,650     5,059      6,941
Other income (expense)       68         (86)         110        64         36
                          -----      ------       ------    ------     ------
Net earnings before
income taxes,
extraordinary credit
and cumulative effect
of change in accounting
principle                 1,518         684        1,183     2,872      5,452
Income tax expense          582         254          453     1,100      2,067
                          -----      ------       ------    ------     ------
Net earnings before
extraordinary credit
and change in accounting
method                      936         430          730     1,772      3,385
Extraordinary credit        556          --           --        --         --
Change in accounting
method                       --       2,860           --        --         --
                          -----      ------       ------    ------     ------
Net earnings             $1,492      $3,290       $  730    $1,772     $3,385
                         ======      ======       ======    ======     ======
Earnings per common
share before
extraordinary credit
and change in
accounting method        $ 0.08      $ 0.04       $ 0.06    $ 0.15     $ 0.28
Earnings per common
share                    $ 0.13      $ 0.28       $ 0.06    $ 0.15     $ 0.28
Weighted average
shares                   11,431      11,709       11,583    11,759     12,259


                                         Year Ended December 31,
                           1992        1993         1994      1995       1996
                           ----        ----         ----      ----       ----
                                         (In thousands)
Balance Sheet Data:
Cash and short-term
investments              $2,928      $3,083       $2,317    $3,266     $2,986
Property, plant and
equipment, net            3,404       5,647        8,458    10,073     17,586
Total assets              7,851      12,619       14,169    16,878     23,689
Long-term debt,
including current
installments                 --       1,330        1,989     1,519      3,458
Shareholders' equity      7,445      11,034       11,810    14,769     19,385

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  Theragenics was founded in 1981 and is engaged in the manufacture and sale of TheraSeed(R), a rice-sized device used for the treatment of localized prostate cancer in a one-time, minimally invasive procedure. In 1986, the Company received FDA clearance for its principal product, TheraSeed(R), for use in any solid localized tumor. Sales increased 65% in 1995 and 58% in 1996 due to reliable production from the Company's cyclotrons and increased demand for TheraSeed(R) as a result of significantly increased marketing efforts and the release of favorable clinical data relating to the use of TheraSeed(R). TheraSeed(R) has been used in an estimated 13,000 procedures for prostate cancer since 1987, including approximately 4,000 procedures in 1996.

  Production of Pd-103, the radioisotope supplying the therapeutic radiation of TheraSeed(R), has always been a controlling factor in the Company's efforts to generate sales. Until 1993, the Company used a manufacturing process that required it to contract with third parties for enrichment services that were necessary to produce a useable feed material for production of Pd-103 in a nuclear reactor. Additionally, the Company was dependent on a university and a United States government reactor for the irradiation of this feed material to yield Pd-103. These factors combined to limit the availability of Pd-103 on a timely and consistent basis.

  To increase its control over the timely and consistent availability, quality and cost of Pd-103, the Company converted to an alternative means of producing Pd-103 using a cyclotron. In 1992, the Company contracted for the purchase of a cyclotron for in-house production of Pd-103. After the cyclotron was delivered and reliable production of Pd-103 was demonstrated, the Company discontinued its reliance on outside vendors for enrichment and irradiation services.

  In view of the scale of the investment necessary to add cyclotrons and the Company's limited access to debt and equity capital, the Company undertook a slow and measured roll-out of its TheraSeed(R) product. Management focused primarily on the careful development of relationships with the physician community and on ensuring that the Company's production capabilities could meet demand for its product. The Company added additional cyclotrons in 1995 and 1996, and a fourth cyclotron is scheduled to become operational in early 1997. Because a cyclotron does not become available for production until approximately 18 months after it is ordered, the accuracy of the Company's long-term plans can significantly affect its results of operations. The delivery of cyclotrons prior to a commensurate increase in demand could adversely impact margins, while inadequate cyclotron capacity could limit the Company's ability to meet demand and achieve maximum sales growth.

  The Company has recently commenced a $20.0 million capital expansion project that includes the purchase of four additional cyclotrons and the construction of new production and administrative facilities. Although no assurances can be given, management expects that one new cyclotron will become operational during each quarter of fiscal 1998. Management intends to apply a substantial portion of the net proceeds from an offering of two million shares of the Company's Common Stock, planned for completion by the end of March 1997, toward the purchase of the cyclotrons to be installed in fiscal 1998 and use the remainder for working capital and other corporate purposes as appropriate. See "Liquidity and Capital Resources."

    On February 24, 1997, the Company entered into a letter of intent with Indigo Medical, Inc., a subsidiary of Johnson & Johnson, stating the intent to grant to Indigo the exclusive worldwide right to market and sell Theraseed(R) for the treatment of prostate cancer. Under the terms of the proposed alliance, the Company will receive a fixed price per seed sold by Indigo in the United States and will participate in any unit price increases above a fixed gross sales price. Indigo would also assume responsibility for the education and training of urologists, radiation oncologists and other personnel involved in the use of TheraSeed(R). The Company will continue to be responsible for all manufacturing and distribution for TheraSeed(R). The terms of international collaboration would be negotiated in the future.

    Should a definitive agreement be reached, management expects that the alliance would result in higher sales volume that would offset the reduced price received by the Company for its product and would provide avenues for international expansion. Based on the Company's ability to utilize Indigo's sales, marketing and education and training network, management also anticipates that an alliance with Indigo would significantly reduce the increases in selling, general and administrative expense that would be necessary to generate and respond to any future sales increases. In addition, management expects that increased volume would require the Company to purchase additional cyclotrons and plans to order additional cyclotrons at a rate commensurate with demand in the event a definitive agreement with Indigo is reached. No assurance can be given, however, that the Company and Indigo will successfully negotiate or execute a definitive agreement or that it will have the anticipated effect on the Company's results of operations.

Results of Operations

Year Ended December 31, 1996 Compared to Year Ended
December 31, 1995

  Product sales were $12.3 million in 1996 compared to $7.8 million in 1995, an increase of $4.5 million, or 57.7%. This increase was due to increased shipments of TheraSeed(R) as a result of reliable production from the Company's cyclotron-based manufacturing process and increased demand for TheraSeed(R) as a result of significantly increased marketing efforts and the release of favorable clinical data. During the periods presented, the Company engaged in significant marketing efforts to educate both physicians and patients as to the availability of this treatment option. Sales also reflect that the Company had two cyclotrons available to meet sales demand throughout 1996 as compared to only one cyclotron until April 1995.

  Licensing fees represent royalty payments with respect to the Company's licensed TheraSphere(R) technology. Management does not expect licensing fees to become material in the foreseeable future. See Note F of Notes to Financial Statements.

  Cost of product sales was $3.7 million in 1996 compared to $2.6 million in 1995, an increase of $1.1 million, or 42.3%. This increase was due primarily to incremental staffing and cyclotron related costs. Staffing increases were necessary to respond to and anticipate sales growth. Cyclotron operating costs and depreciation increased as the Company's second cyclotron ran for the entire year and the third cyclotron was placed in service. The third cyclotron came on-line behind schedule in the fourth quarter of 1996 and is experiencing start-up difficulties. As cyclotrons come on-line, margins decline because each machine represents excess capacity for a period while carrying its full component of fixed costs, including depreciation. As a percentage of product sales, cost of product sales decreased from 34.0% in 1995 to 30.5% in 1996. This decrease resulted from economies of scale, offset in part by margin pressures related to bringing the third cyclotron into production.

  Selling, general and administrative expense was $3.2 million in 1996 compared to $2.4 million in 1995, an increase of $803,000, or 33.5%. This increase reflects higher expenditures in a number of areas to support increased sales. Marketing expenditures increased, as did staffing costs in response to increasing workloads and responsibilities brought on by growth. Some salaries were increased to maintain competitiveness in the marketplace and thereby retain and attract key employees. Additionally, as head count grew, space became limited in the Company's two facilities. The Company rented and outfitted off-site administrative space at additional expense. Also, an increase in overall asset size resulted in higher insurance and property tax costs. Other support expenses grew in direct response to sales and asset size. Despite these increases, selling, general and administrative expense as a percentage of net sales decreased from 30.8% in 1995 to 26.1% in 1996 due to economies of scale.

  During the periods presented, the Company had no ongoing pure research function. Development of processes incorporated in the Company's production operations is incorporated in the manufacturing area and therefore is included in the cost of goods sold category. Management may choose to develop a research and development program if and when appropriate opportunities are identified and resources are in place.

  Other income (expense) during the periods presented consist principally of interest income, interest expense and write off of unamortized loan costs as a result of loan refinancing.

  The Company's effective income tax rate in both 1996 and 1995 was approximately 38%.

Year Ended December 31, 1995 Compared to Year Ended
December 31, 1994

  Product sales were $7.8 million in 1995 compared to $4.7 million in 1994, an increase of $3.1 million, or 64.8%. This increase was due to reliable production from the Company's cyclotron-based manufacturing process and increased demand for TheraSeed(R) as a result of significantly increased marketing efforts and the release of favorable clinical data. During 1994, sales efforts remained conservative while the Company addressed the lingering impact of the 1993 change-over from reactor-produced to cyclotron-produced Pd-103 and a lengthy period of unexpected downtime on the Company's first cyclotron during the third quarter of 1993. In 1993 and the first half of 1994, management delayed increasing marketing efforts until reliable cyclotron production of Pd-103 was demonstrated. Once demonstrated, the Company instituted a more aggressive marketing program in mid-1994. Product sales for 1995 reflected the favorable impact of this increased marketing effort.

    Cost of product sales was $2.6 million in 1995 compared to $1.8 million in 1994, an increase of $855,000, or 47.8%. This increase resulted from the increase in TheraSeed(R) sales. As a percentage of product sales, cost of product sales decreased from 37.9% in 1994 to 34.0% in 1995, primarily as a result of increased utilization of production capacity and economies of scale, partially offset by increased depreciation.

    Selling, general and administrative expense was $2.4 million in 1995 compared to $1.8 million in 1994, an increase of $552,000, or 29.9%. This increase was due primarily to increased advertising and public relations expense to support activities associated with increased sales. Headcount expenses also increased in response to the additional workload created by the higher sales. As a percentage of net sales, selling, general and administrative expense decreased from 39.0% in 1994 to 30.8% in 1995 due to economies of scale.

    Income Taxes. The Company's effective income tax rate in both 1995 and 1994 was approximately 38%.

Liquidity and Capital Resources

  During 1994, 1995 and 1996, the Company's principal cash needs related to capital spending to increase manufacturing capacity. To manufacture TheraSeed(R), the Company purchases, installs and operates cyclotrons, which involves significant capital investment. The Company has funded its operations over this period principally from cash flows from operations and bank borrowings.

  The Company had cash and short-term investments of $2.3 million, $3.3 million and $3.0 million at December 31, 1994, 1995 and 1996, respectively. Working capital was $1.3 million at December 31, 1996, including $3.5 million representing borrowings against the Company's credit facility. This compares to $3.7 million at year end 1995, which included $511,000 representing the current portion of long-term obligations. The Company's credit facility allows for the conversion of, at the Company's option, the entire outstanding balance borrowed against the credit facility to be converted to a five-year term loan on or before June 30, 1997, provided the Company equals or exceeds certain financial ratios. See Note E of Notes to Financial Statements. The Company currently satisfies these conditions. If the Company were to meet these ratios on June 30, 1997, and choose to convert the December 31, 1996 balance of $3.5 million to a five-year term loan, the pro forma restated working capital at December 31, 1996 would equal approximately $4.4 million.

  Cash provided by operating activities was $1.6 million, $3.4 million and $5.7 million during 1994, 1995 and 1996, respectively. These amounts represent primarily net income and adjustments for deferred income tax expense and depreciation and amortization expense, offset in part by adjustments for increases in accounts receivable related to sales growth.

  Cash used in investing activities was $3.1 million, $2.4 million and $8.6 million in 1994, 1995 and 1996, respectively, consisting in each of these years primarily of purchases of property and equipment. Spending in 1994 primarily represented progress payments on a project to add a second cyclotron to the Company's manufacturing facility. This project began in 1993 and was completed in 1995. Spending in 1995 represents the beginning of a project to add cyclotrons three and four to the facility, while spending in 1996 represents the continuation of the project to add cyclotrons three and four to the facility, the purchase of 30 acres of land for the Company's expansion project and spending on an assembly automation project. The expansion project for the addition of cyclotrons three and four that began in 1995 is estimated to cost approximately $9.0 million and be completed in early 1997. As of January 23, 1997, approximately $8,500,000 has been spent on this expansion project.

  On December 27, 1996, the Company entered into agreements for the purchase of four additional cyclotrons. These four cyclotrons are part of a larger expansion project that will also include new cyclotron, product assembly and administrative facilities. Upon completion of the project, the Company plans to consolidate its entire workforce at this one site. As of January 23, 1997, the Company had already spent approximately $2.5 million on this project. Management estimates the total cost of the project to be approximately $20.0 million.

    Cash provided (used) by financing activities was $659,000, ($21,000) and $2.6 million in 1994, 1995 and 1996, respectively. Cash flows from financing activities relates principally to bank borrowings and repayments thereof and, in 1995 and 1996, proceeds from the exercise of stock options and warrants. In the third quarter of 1994, Theragenics received funding on a $2.1 million loan secured by the Company's cyclotron facility including a second cyclotron (the "1994 Term Loan"). The 1994 Term Loan was to mature in 1998 and bore an interest rate of 8.47% per annum. Of the $2.1 million loan, $1.4 million was used to pay off an outstanding balance under an existing long-term financing while the remainder was used to provide partial financing for the purchase of the second cyclotron and the facility expansion to house it. As of December 8, 1996, approximately $1.0 million remained outstanding on the 1994 Term Loan.

    In December 1995, the Company amended and restated its existing bank credit facility. The amended and restated bank credit facility (the "Bank Credit Facility") initially consisted of a $1.0 million receivables credit facility and an additional $2.0 million revolving credit facility. The Bank Credit Facility was subsequently increased to $5.0 million. On December 9, 1996, the Company amended and restated the Bank Credit Facility. The amended and restated Bank Credit Facility (the "Second Credit Facility") consisted of an $11.0 million revolving credit facility. Partial proceeds from the Second Credit Facility were used to pay off the $1.0 million balance on the 1994 Term Loan, while borrowings under the Bank Credit Facility were rolled over to the Second Credit Facility. Borrowings under the Second Credit Facility are secured by substantially all of the Company's assets. The Second Credit Facility contains certain covenants limiting the payment of dividends, the amount of annual capital expenditures and the incurrence of additional debt and requires the maintenance of certain minimum financial ratios. As of December 31, 1996, the Company was in compliance with all of such covenants. Borrowings under the Second Credit Facility may be made, at the Company's option, at an interest rate equal to the London Interbank Offered Rate ("LIBOR") plus 2% or the lender's prime rate as defined. At year-end, $3.5 million was outstanding against the Second Credit Facility. The Second Credit Facility terminates on June 30, 1997. At that time, the entire amount outstanding against the credit facility may, at the Company's option, be converted to a five-year term loan provided certain financial ratios are attained. No assurances can be made that the Company will attain these ratios or if it does that it will choose to convert said balance to the term loan. See Note E of Notes to Financial Statements.

  The Company has filed a registration statement with the Securities and Exchange Commission with respect to an underwritten public offering of 2,300,000 shares of Common Stock by the Company (including an option for 300,000 shares that may be exercised by the underwriters to cover over-allotments, if any).
The Company intends to utilize a portion of the net proceeds for the purchase of four additional cyclotrons during the next two fiscal years and to construct facilities to house the cyclotrons, assembly facilities and additional executive and administrative office space. The remaining proceeds
will be  used  for  working  capital  and for  general corporate   purposes,
including   but  not  limited  to  expenses  or  capital expenditures incurred in the purchase of additional cyclotrons, marketing, research and development and automation. Management believes that the net proceeds of the secondary offering planned for completion by the end of March, 1997, together with current cash balances, cash from future operations and the Second Credit Facility, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 24 months.

    This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the letter of intent with Indigo Medical, Inc., trends implied by prostate cancer incidence and treatment data, future costs of sales, selling, general and administrative expenses, the sufficiency of the Company's liquidity and capital resources, and statements regarding matters other than historical facts. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with the management of growth, government regulation of the therapeutic radiological pharmaceutical and device business, dependence on health care professionals, and competition from conventional and newly developed methods of treating localized cancer.

Quarterly Results

  The following table sets forth certain consolidated statements of operations data for each of the Company's last eight quarters. This unaudited quarterly information has been prepared on the same basis as the annual audited information presented elsewhere in this Form 10K, reflects all adjustments (consisting only of normal, recurring adjustments) necessary in management's opinion for a fair presentation of the information for the periods covered and should be read in conjunction with the financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                      1995                             1996
                                                      ----                             ----
                     First       Second      Third      Fourth       First     Second     Third     Fourth
                       Qtr          Qtr        Qtr         Qtr         Qtr        Qtr       Qtr        Qtr
                       ---          ---        ---         ---         ---        ---       ---        ---
                  (Dollars and shares in thousands, except per share data)

Total revenues      $1,834      $1,912       $1,926     $2,195      $2,798     $2,727    $3,144     $3,688
                    ------      ------       ------     ------      ------     ------    ------     ------
Cost of product
sales                  635         639          665       706         753         888       958      1,137
Selling,
general and
administrative         604         674          607       511         693         771       722      1,012
Research and
Development              7           7            3         1           1           1         1          4
Other income
(expense)               28          29           28       (21)         27          26        17        (34)
                    ------      ------       ------    ------      ------      ------    ------      ------
Net earnings before
income taxes           616         621          679       956       1,378       1,093     1,480      1,501
Income tax expense     234         236          258       372         524         415       562        566
                    ------      ------       ------    ------      ------      ------    ------     ------

Net earnings        $  382      $  385       $  421    $  584      $  854      $  678    $  918     $  935
                    ======      ======       ======    ======      ======      ======    ======     ======
Earnings per
common share        $ 0.03      $ 0.03       $ 0.04    $ 0.05      $ 0.07      $ 0.06    $ 0.07     $ 0.08
Weighted average
shares              11,539      11,784       11,937    12,134      12,106      12,204    12,298     12,372


Inflation

  Management does not believe that the relatively moderate levels of inflation which have been experienced in the United States in recent years have had a significant effect on the Company's net sales or profitability.

Item 8.  Financial Statements and Supplementary Data

           See Index to Financial Statements and following pages.

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure

           Not Applicable

PART III

Item 10. Directors and Executive Officers of Registrant*

Item 11. Executive Compensation*

Item 12. Security Ownership of Certain Beneficial Owners and
         Management*

Item 13. Certain Relationships and Related Transactions*
------------------------------
   *The information called for by Items 10, 11, 12 and 13 is omitted from this Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company not later than 120 days after December 31, 1996, the close of its fiscal year.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on

Form 8-K.

     a) The following documents are filed as part of this Report.

          1. Financial Statements
             See index to financial statements.

          2. Financial Schedules
             See the index to financial statements.

          3. Exhibits

              3.1  -    Certificate of Incorporation (1)
              3.2  -    Certificate of Amendment to Certificate
                        of Incorporation (1)
              3.3  -    Certificate of Amendment to Certificate
                        of Incorporation (1)
              3.4  -    By-Laws (1)
                        4.1 - See  Exhibits  3.1 - 3.4  for  provisions  in  the
                        Company's   Certificate  of  Incorporation  and  By-Laws
                        defining the rights of holders of the Company's Common
                        Stock.
              4.2  -    Form of Warrant issued to the
                        Representatives of the Underwriters of the
                        Company's Public Offering (1)
              4.3  -    Warrant Agreements dated May 1, 1989 between the
                        Company and James Devas (4)
              4.4  -    Warrant Agreement dated May 8, 1993 between
                        the Company and James Devas
             10.1  -    License Agreement with University of
                        Missouri, as amended (1)
             10.2  -    Agreement with Atomic Energy of Canada, Ltd. (1)

             10.3  -    Reassignment and Release Agreement among the Company,
                        John L. Russell, Jr., and Georgia Tech Research
                        Institute (1)
             10.4  -    1986 Incentive and Non-Incentive Stock
                        Option Plan (1)
             10.5  -    Letter of Agreement between the Company and
                        Yale-New Haven Hospital (2)
             10.6  -    Lease between the Company and T. Rowe Price
                        Realty Income Fund II dated July 14, 1988 (2)
             10.7  -    Form of Purchase Agreement between the
                        Company and ten institutional investors (3)
             10.8  -    Form of Custody Agreement between the
                        Company and IBJ Schroder Bank & Trust
                        Company (3)
             10.9  -    1990 Incentive and Non-Incentive Stock
                        Option Plan (5)*
             10.10 -    Employment Agreement of John V. Herndon
                        dated June 4, 1990 (5)
             10.11 -    Employment Agreement of Bruce W. Smith (5)
             10.12 -    Purchase Agreement between Theragenics
                        Corporation and Production Equipment
                        Manufacturer (6)
             10.13 -    Term Loan and Security Agreement between
                        Theragenics Corporation and Heller
                        Financial, Inc. (7)
             10.14 -    Purchase Agreement between Theragenics
                        Corporation and Production Equipment
                        Manufacturer (8)
             10.15 -    Amendment to Purchase Agreement between
                        Theragenics Corporation and Production
                        Equipment Manufacturer (9)
             10.16 -    Employment Agreement of John V. Herndon
                        dated August 1, 1993 (9)*
             10.17 -    Employment Agreement of M. Christine Jacobs
                        dated as of August 1, 1996.
             10.18 -    Lease between the Company and T. Rowe Price
                        Realty Income Fund II dated January 1, 1994
                        (9)
             10.19 -    Term Loan and Security Agreement between
                        Theragenics Corporation and Bank South, N.A (10)
             10.20 -    Agreement with Nordion International Inc.
                        (11)
             10.21 -    Purchase Agreements between Theragenics
                        Corporation and Production Equipment
                        Manufacturer (12)
             10.22 -    Line of Credit Facility and Revolving
                        Credit Facility between Theragenics Corporation and Bank South, N.A. (13)
             10.23(a)   Purchase Agreement dated December 27, 1996 between
                        Theragenics Corporation and Ion Beam Applications s.a. (14)
             10.23(b)   Purchase Agreement dated December 27, 1996
                        between Theragenics Corporation and Ion Beam
                        Applications s.a. (14)

             10.23(c)   Purchase Agreement dated December 27, 1996
                        between Theragenics Corporation and Ion Beam
                        Applications s.a. (14)
             10.23(d)   Purchase Agreement dated December 27, 1996 between
                        Theragenics Corporation and Ion Beam Applications
                        s.a. (14)
             10.24 -    Second Amended and Restated Loan and Security Agreement
                        by and between Theragenics Corporation and NationsBank,
                        N.A. (South), Dated as of December 9, 1996 (14)
             10.25 -    Rights Agreement dated as of February 17, 1997
                        between the Company and SunTrust Bank, Atlanta (15)
             10.26 -    Theragenics Corporation 1995 Stock Option Plan (16)
             24.1  -    Consent of Independent Public Accountants
                        for Incorporation by Reference of Audit
                        Statement into Registration Statement

* Management contract or compensatory plan or arrangement idendified pursuant to Item 14(a)(3) of Form 10-K

(1) Incorporated by reference to the exhibits filed with the Company's registration statement on Form S-1, File No.
     33-7097, and post-effective amendments thereto.
(2) Incorporated by reference to the exhibits to the report on Form 10-K for the period ended December 31, 1988.
(3) Incorporated by reference to the exhibits to the report on Form 10-Q for the period ended June 30, 1989.
(4) Incorporated by reference to the exhibits to the report on Form 10-K for the period ended December 31, 1989.
(5) Incorporated by reference to the exhibits to the report on Form 10-K for the period ended December 31, 1990.
(6) Incorporated by reference to the exhibits to the report on Form 10-K for the period ended December 31, 1991.
(7) Incorporated by reference to the exhibits to the report on Form 10-K for the period ended December 31, 1992.
(8) Incorporated by reference to the exhibits to the report on Form 10-Q for the period ended June 30, 1993.
(9) Incorporated by reference to the exhibits to the report on Form 10-K for the period ended December 31, 1993.
(10) Incorporated by reference to the exhibits to the report on Form 10-K for the period ended December 31, 1994.
(11) Incorporated by reference to the exhibits to the report on Form 8-K dated March 23, 1995.
(12) Incorporated by reference to the exhibits to the report on Form 8-K dated June 29, 1995.
(13) Incorporated by reference to the exhibits to the report on Form 10-K for the period ended December 31, 1995.
(14) Incorporated by reference to the exhibits to the report on Form 8-K dated January 13, 1997.
(15) Incorporated by reference to the exhibits to the Company's Registration Statement on Form 8-A filed February 27, 1997.
(16) Footnote incorporated by reference to the exhibits to the Registration Statement on Form S-8, File #333-15313.

         (b) Reports on Form 8-K

             The Company filed a report on Form 8-K dated January 13, 1997, reporting the signing of four agreements each for the purchase of one cyclotron and the signing of an agreement for a Line of Credit Facility and Revolving Credit Facility between Theragenics Corporation and NationsBank, N.A. (South).

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                  THERAGENICS CORPORATION
                                       (Registrant)

                                  By:/s/ M. Christine Jacobs
                                     M. Christine Jacobs
                                     Chief Executive Officer
Dated: March 18, 1997
       Norcross, Georgia

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                      Title                           Date

/s/ M. Christine Jacobs   Chief Executive Officer         3/18/97
M. Christine Jacobs       (Principal Executive Officer);
                          Director

/s/ Bruce W. Smith        Chief Financial Officer,        3/18/97
Bruce W. Smith            Treasurer (Principal
                          Financial Officer) and
                          Secretary

/s/ Charles Klimkowski    Director, Chairman              3/18/97
Charles Klimkowski


/s/ John V. Herndon       Director                        3/18/97
John V. Herndon


/s/ Orwin L. Carter       Director                        3/18/97
Orwin L. Carter


/s/ Peter A.A. Saunders   Director                        3/18/97
Peter A.A. Saunders


/s/ Otis W. Brawley       Director                        3/18/97
Otis W. Brawley

                       THERAGENICS CORPORATION

                          TABLE OF CONTENTS


                                                           Page

    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ................37
    (For the periods ended December 31, 1994, 1995 and 1996)

    FINANCIAL STATEMENTS

    Balance Sheets - December 31, 1995 and 1996 .............38

    Statements of Earnings for the Three Years Ended
    December 31, 1996 .......................................39

    Statement of Shareholders' Equity for
    the Three Years Ended December 31, 1996 .................40

    Statements of Cash Flows for the Three Years Ended
    December 31, 1996 .......................................42

    NOTES TO FINANCIAL STATEMENTS ...........................44

                 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                              Board of Directors
                           Theragenics Corporation

    We have audited the balance sheets of Theragenics Corporation (a Delaware corporation) as of December 31, 1995 and 1996, and the related statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Theragenics Corporation as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

GRANT THORNTON LLP

Atlanta, Georgia
January 16, 1997


                           THERAGENICS CORPORATION

                                BALANCE SHEETS
                                 December 31,

                                                       1995                1996
                                                   --------            --------

ASSETS
CURRENT ASSETS
  Cash and short-term investments........         $3,266,338         $2,986,123
  Trade accounts receivable..............          1,335,645          2,258,936
  Inventories............................            166,955            229,298
  Prepaid expenses and other current
  assets.................................             67,521            133,625
                                                  ----------         ----------
          Total current assets...........          4,836,459          5,607,982
PROPERTY, PLANT AND EQUIPMENT -- AT COST
  Building and improvements..............          1,690,045          3,333,728
  Leasehold improvements.................            138,978            138,978
  Machinery and equipment................          8,203,256         11,522,064
  Office furniture and equipment.........             44,721             65,057
                                                  ----------         ----------
                                                  10,077,000         15,059,827
  Less accumulated depreciation..........          2,194,164          3,237,684
                                                  ----------         ----------
                                                   7,882,836         11,822,143
  Land...................................             49,485            525,372
  Construction in progress...............          2,140,894          5,238,056
                                                  ----------         ----------
                                                  10,073,215         17,585,571
OTHER ASSETS
  Deferred income tax asset..............          1,810,000            360,000
  Patent costs...........................             90,704             80,685
  Other..................................             67,804             55,183
                                                  ----------         ----------
                                                   1,968,508            495,868
                                                  ----------         ----------
                                                 $16,878,182        $23,689,421
                                                  ==========         ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt......            511,362          3,458,436
  Trade accounts payable.................            348,191            330,375
  Accrued salaries, wages and payroll
  taxes                                              225,138            459,421
  Other current liabilities                           15,935             56,677
                                                  ----------         ----------
Total current liabilities................          1,100,626          4,304,909
LONG-TERM DEBT...........................          1,008,135                 --
COMMITMENTS AND CONTINGENCIES............                 --                 --
SHAREHOLDERS' EQUITY
  Common stock --  authorized  50,000,000
  shares of $.01 par value;  issued and
  outstanding, 11,394,785 in 1995 and
  11,814,278 in 1996 113,948.............             113,948           118,143
  Additional paid-in capital.............          16,390,170        17,616,560
  Retained earnings (accumulated deficit)          (1,734,697)        1,649,809
                                                   ----------        ----------
                                                   14,769,421        19,384,512
                                                   ----------        ----------
                                                  $16,878,182       $23,689,421
                                                   ==========        ==========

The accompanying notes are an integral part of these statements.



                                 THERAGENICS CORPORATION

                                  STATEMENTS OF EARNINGS
                                  Year ended December 31,

                                 1994              1995               1996
                             ----------        ----------         ----------
Revenue
  Product sales...........   $4,723,107        $7,781,962        $12,257,165
  Licensing fees..........           --            85,431            100,000
                             ----------        ----------         ----------
                              4,723,107         7,867,393         12,357,165
                             ----------        ----------         ----------
Costs and expenses
  Cost of product sales...    1,790,450         2,645,730          3,735,669
  Selling, general and
    administrative .......    1,844,239         2,395,846          3,198,663
  Research and development       15,268            17,954              6,952
                             ----------        ----------         ----------
                              3,649,957         5,059,530          6,941,284
                             ----------        ----------         ----------
Other income (expense)
  Interest income.........      135,888           143,424            126,953
  Interest expense........           --           (51,967)           (84,517)
  Other...................      (25,673)          (26,995)            (6,311)
                             ----------        ----------         ----------
                                110,215            64,462             36,125
                             ----------        ----------         ----------
Net earnings before
income taxes.............     1,183,365         2,872,325          5,452,006

Income tax expense.......       453,000         1,100,000          2,067,500
                             ----------        ----------         ----------

Net earnings.............    $  730,365        $1,772,325         $3,384,506
                             ==========        ==========         ==========

Earnings per common share    $      .06        $      .15         $      .28
                             ----------        ----------         ----------

Weighted average shares...   11,582,793        11,759,178         12,259,214


The accompanying notes are an integral part of these statements.



---------------------------------------------------------------------------------------------------------------------

                        STATEMENT OF SHAREHOLDERS' EQUITY
                   For the three years ended December 31, 1996

                                         Common Stock
                                                                                    Retained
                                                       Par           Additional     Earnings
                                     Number of        Value            Paid-in     (accumulated
                                      Shares           $.01            Capital       deficit)           Total
                                    ----------      ---------       -----------    ------------     ------------


Balance, December 31, 1993......... $10,912,937    $   109,129       $15,161,942     $(4,237,387)     $11,033,684
  Exercise of stock options........      49,900            499            49,401              --           49,900
  Common stock redeemed............        (950)           (10)           (3,890)             --           (3,900)
  Net earnings for the year........          --             --                --         730,365          730,365
                                     ----------    -----------       ------------    -----------      -----------

Balance, December 31, 1994.........  10,961,887        109,618        15,207,453      (3,507,022)      11,810,049

Exercise of stock options..........     450,000          4,500           576,370              --          580,870
  Common stock redeemed............     (17,102)          (170)         (106,653)             --         (106,823)
  Income tax benefit from stock
  options exercised................          --             --           713,000              --          713,000
  Net earnings for the year........          --             --                --       1,772,325        1,772,325
                                     ----------    -----------       -----------     -----------      -----------
Balance, December 31, 1995.........  11,394,785        113,948        16,390,170      (1,734,697)      14,769,421

Exercise of stock options..........     391,216          3,912           648,242              --          652,154
  Exercise of warrants.............      40,000            400           299,600              --          300,000
  Common stock redeemed............     (11,723)          (117)         (250,079)             --         (250,196)
  Income tax benefit from stock
  options exercised................          --             --           528,627              --          528,627
  Net earnings for the year........          --             --                --       3,384,506        3,384,506
                                     ----------    -----------      ------------     -----------      -----------
Balance, December 31, 1996.........  11,814,278      $ 118,143       $17,616,560     $ 1,649,809      $19,384,512
                                     ==========    ===========      ============     ===========      ===========

The accompanying notes are an integral part of this statement.



                           THERAGENICS CORPORATION
                            STATEMENTS OF CASH FLOWS
                             Year ended December 31,

                                             1994           1995           1996
                                        ---------     ----------     ----------
Cash flows from operating activities:
  Net earnings.......................    $730,365     $1,772,325     $3,384,506
  Adjustments to reconcile net
    earnings to net cash provided
    by operating activities:
    Deferred income tax expense......     433,000      1,082,000      1,972,000
    Depreciation and amortization         571,615        828,072      1,114,919
    Loss on disposal of property
    and equipment....................       1,571          1,677            --
    Change in assets and liabilities:
    Accounts receivable .............    (197,133)      (603,221)      (923,291)
    Inventories......................     (32,834)        25,206        (62,343)
    Prepaid expenses and other current
    assets...........................      22,448         24,280        (66,104)
    Other assets.....................        (200)            --             --
    Trade accounts payable...........      78,402        121,982        (17,816)
    Accrued salaries, wages and
    payroll taxes....................      21,400        115,006        234,283
    Other current liabilities........      14,942        (17,214)        47,369
                                        ---------     ----------    -----------
      Net cash provided by operating
      activities.....................   1,643,576      3,350,113      5,683,523
                                        ---------     ----------     ----------

Cash flows from investing activities:
  Purchase and construction of
  property and equipment.............. (3,376,967)    (2,426,961)    (8,555,876)
  Maturities of marketable
  securities..........................    309,765         50,000             --
  Patent costs........................       (587)        (3,632)            --
                                       ----------     ----------     ----------
      Net cash used by investing
      activities...................... (3,067,789)    (2,380,593)    (8,555,876)
                                       ----------     ----------     ----------
Cash flows from financing activities:
  Proceeds from long-term debt........  2,100,000             --      2,450,225
  Repayment of long-term debt......... (1,441,320)      (469,622)      (511,286)
  Proceeds from exercise of stock
  options and warrants ...............     49,900        580,870        952,154
  Payment for redemption of common
  stock...............................     (3,900)      (106,823)      (250,196)
  Debt issue costs....................    (46,025)       (25,070)       (48,759)
                                       ----------     ----------     ----------
      Net cash (used) provided by
      financing activities............    658,655        (20,645)     2,592,138
                                       ----------     ----------     ----------

Net increase (decrease) in cash and
short-term investments................  (765,558)        948,875       (280,215)

Cash and short-term investments at
beginning of year....................   3,083,021       2,317,463     3,266,338
                                       ----------      ----------    ----------

Cash and short-term investments at
end of year..........................  $2,317,463      $3,266,338    $2,986,123
                                       ==========      ==========    ==========



             Supplemental Schedule of Non Cash Financing Activities

   During 1995 and 1996, the Company realized an income tax benefit from the exercise and early disposition of certain stock options, resulting in an increase in the deferred tax asset and additional paid in capital of $713,000 and $528,627, respectively.

                      Supplementary Cash Flow Disclosure
     Interest paid, net of
     amounts capitalized...          $    --       $ 53,843        $ 82,324
     Income taxes paid.....           21,500         14,858          98,755

   The accompanying notes are an integral part of these statements.

                         NOTES TO FINANCIAL STATEMENTS
                          December 31, 1995 and 1996

NOTE A -- ORGANIZATION AND DESCRIPTION OF BUSINESS

    Theragenics Corporation (the "Company") was organized in November 1981 to develop, manufacture, and market radiological pharmaceuticals and devices used in the treatment of cancer. The Company manufactures and markets primarily one product, which is used in the treatment of cancer. Use of the Company's product is regulated by the U.S. Food and Drug Administration (FDA). The Company sells its product primarily to hospitals, physicians and other health service providers in the United States. The Company therefore is directly affected by changes in technology, as it may apply to cancer treatment, and by FDA regulations and the well being of the health care industry.

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

3. Inventories

    Inventories are stated at the lower of cost or market. Cost is determined using the specific identification method which approximates the first-in, first-out (FIFO) method. Inventories consist primarily of work in process.

4. Property, Equipment, Depreciation and Amortization

    Property and equipment are recorded at historical cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated services lives on a straight-line basis.

Depreciation and amortization expense related to property and equipment charged to operations was approximately $564,000, $810,000 and $1,044,000 for 1994, 1995
and 1996, respectively. Estimated services lives are as follows:

       Building and improvements............................30 years
       Machinery, leasehold improvements,
       furniture and equipment........................... 5-10 years

  A significant portion of the Company's depreciable assets are utilized in the production of its product. Management periodically evaluates the realizability of its depreciable assets in light of its current industry environment. Management believes that no impairment of depreciable assets exists at December 31, 1996. It is possible, however, that management's estimates concerning the realizability of the Company's depreciable assets could change in the near term due to changes in the technological and regulatory environment.

5. Patent Costs

  The Company capitalizes the costs of patent applications for its products. Amortization is computed on a straight line basis over the estimated economic lives of the patents, commencing at the date of grant of the related patent. Patent costs are net of accumulated amortization of $37,276 and $47,295 at December 31, 1995 and 1996, respectively. Amortization related to patent costs charged to operations was approximately $7,800, $8,000 and $10,000 for 1994, 1995 and 1996, respectively.

6. Income Taxes

  The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets when it is more likely than not that the asset will not be realized.


7. Research and Development Costs

  The costs of research and development and consumable supplies and materials to be used for the development of the Company's intended products are expensed when incurred.

8. Advertising

  The Company expenses the cost of advertising as incurred. Advertising expense for the years ended December 31, 1994, 1995 and 1996 was approximately $16,000, $139,000, and $229,000, respectively.

9. Net Earnings Per Common Share

    Net earnings per common share is based on the weighted average number of common shares and common equivalent shares outstanding during each period.

    Fully diluted information is not presented, as fully diluted earnings per share is not materially different from the primary earnings per share presented.

10. Stock Based Compensation

    The Company's stock option plans are accounted for under the intrinsic value method in which compensation expense is recognized for the amount, if any, that the fair value of the underlying common stock exceeds the exercise price at the date of grant.

11. Statements of Cash Flows

    For purposes of reporting cash flows, cash and short-term investments include cash on hand, cash in banks and commercial paper with original maturities of less than 90 days.

12. Fair Value of Financial Instruments

    The Company's financial instruments include cash, cash equivalents and long-term debt. The carrying value of cash and cash equivalents approximates fair value due to the relatively short period to maturity of the instruments. The carrying value of the Company's long-term obligations approximates fair value based upon borrowing rates currently available to the Company for borrowings with comparable maturities.

NOTE C -- CONSTRUCTION IN PROGRESS

    Construction in progress represents payments made for construction of manufacturing equipment and facilities expansion. Total cost of this project is expected to be approximately $20,000,000 and is expected to be completed in various stages through 1998.

    Construction of equipment and facilities totaling  approximately  $3,800,000
and   $4,900,000   were   completed  and  placed  in  service  during  1995  and
1996,respectively.

NOTE D -- INCOME TAXES

    The provision for income taxes is summarized as follows:

                               1994              1995            1996
                          ---------        ----------      ----------

 Current tax expense        $20,000           $18,000         $95,500
 Deferred tax expense       433,000         1,082,000       1,972,000
                           --------        ----------      ----------
                           $453,000        $1,100,000      $2,067,500
                           ========        ==========      ==========

    The Company's temporary differences result in a deferred income tax asset, summarized as follows:

                                                            December 31,
                                                     1995                 1996
                                                     ----                 ----

Deferred tax assets:
  Net operating loss carryforwards..........   $2,240,000            $ 870,000
  Tax credit carryforwards..................       90,000              174,000
  Nondeductible accruals and allowances.....       38,000               50,000
  Other.....................................        7,000               14,000
                                                ---------            ---------
       Gross deferred tax asset.............    2,375,000            1,108,000
Deferred tax liabilities:
  Depreciation..............................      565,000              748,000
                                               ----------            ---------
       Net deferred tax asset...............   $1,810,000            $ 360,000
                                               ==========            =========

    The  significant  portion  of the  net  operating  loss  carryforwards  were incurred while the Company was in the development stage. Upon receiving clearance to market its "Theraseed" product from the U.S. Food and Drug
Administration (FDA) in 1986, the Company commenced manufacturing and distribution of its product in 1987. Since emerging from the development stage in 1989, the Company has utilized approximately $7,500,000 of these net operating loss carryforwards through December 31, 1996 by generating taxable income. In order to realize the income tax benefit from the remaining net operating loss carryforwards at December 31, 1996, it will be necessary for the Company to generate future taxable income of approximately $2,300,000, prior to the expiration of the net operating loss carryforward periods. Based on the Company's results of operations subsequent to receiving FDA clearance to market its product, and on expected future results of operations, management believes that currently it is more likely than not that the income tax benefits of the net operating loss carryforwards will be realized within the carryforward period. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

    The provision for income taxes differs from the amount of income tax determined by applying the applicable federal rates due to the following:


                                                  Year ending December 31,
                                             1994          1995          1996
                                             ----          ----          ----
Tax at applicable federal rate of 34%    $402,000      $977,000    $1,854,000
State tax, net                             47,000       115,000       208,000
Other                                       4,000         8,000         5,500
                                         --------    ----------     ---------
                                         $453,000    $1,100,000    $2,067,500
                                         ========    ==========    ==========

    The Tax Reform Act of 1986 enacted an alternative minimum tax system for corporations (the "AMT"). AMT is imposed at a 20% rate on the Company's AMT income which is determined by making statutory adjustments to regular taxable income. A company pays the greater of the taxes computed under the "regular" tax system or the AMT system. Because AMT net operating loss carryforwards may only be utilized to offset 90% of the AMT income, the Company was subject to the AMT in 1994, 1995 and 1996, resulting in an alternative minimum tax of $20,000, $18,000 and $95,500, respectively. These amounts will be allowed as a credit carryover to reduce the regular tax liability in future years, but not below the AMT of such years.

    At December 31, 1996, the Company had approximate net federal operating loss carryforwards for regular tax and AMT purposes as follows:

                                      Net operating             Net operating
Year of expiration                    loss (regular)             loss (AMT)
                                      --------------            -------------
2004........................            $1,698,000                 $234,000
2005........................               591,000                  554,000
                                      --------------            -------------
                                        $2,289,000                 $788,000
                                      ==============            =============

NOTE E -- NOTES PAYABLE

    In December 1996, the Company entered into an amended and restated loan and security agreement (the "loan agreement") with a financial institution. This loan agreement incorporated the Company's existing term loan and line of credit (the "1995 loan agreement") with the same financial institution, which had an outstanding balance of approximately $1,050,000. The 1995 loan agreement required monthly payments of $51,862, including interest at 8.47%.

    The loan agreement provides for a revolving credit facility of up to $11,000,000. Interest on outstanding borrowings is payable monthly at the prime rate or at the LIBOR rate plus 2% (effective rate of 8.25% at December 31, 1996). At December 31, 1996, $3,458,436 was outstanding under the revolving credit facility.

    All outstanding borrowings under the loan agreement are due on June 30, 1997. However, the outstanding principal can be repaid over sixty equal consecutive monthly installments, commencing July 31, 1997, provided that the Company meets the term-out requirements as specified in the agreement. The term-out requirements include, among other things, the attainment of a certain minimum net worth and other financial ratios for the quarter ending March 31, 1997. Commencing on June 30, 1997 the interest rate on outstanding borrowings will be the prime rate or, at the Company's option, the LIBOR rate plus 1.75%-2.25% or a rate based on U.S. Treasury bills plus 2%-2.5%. The rate margin on the LIBOR and Treasury rates are based upon the Company's debt service coverage ratio, as defined in the loan agreement.

    Outstanding borrowings under the loan agreement are collateralized by substantially all of the Company's assets. Provisions of the loan agreement limit the amount of annual capital expenditures, the incurrence of additional debt and, among other things, require the maintenance of certain minimum financial ratios. The loan agreement also limits the number of manufacturing systems the Company can order and purchase, based upon quarterly revenues. As of December 31, 1996, the Company was in compliance with the provisions of the loan agreement.

NOTE F -- COMMITMENTS AND CONTINGENCIES

Licensing Agreement

    The Company holds a worldwide exclusive license from the University of Missouri for the use of technology, patented by the University, used in the Company's "TheraSphere(R)" product. The licensing agreement provides for the payment of royalties based on the level of sales and on lump sum payments received pursuant to a licensing agreement with Nordion International, Inc. (see below).

    The Company has granted certain of its worldwide rights under the licensing agreement with the University of Missouri to Nordion International, Inc. ("Nordion"), a Canadian company which is a producer, marketer and supplier of radioisotope products and related equipment. Under the Nordion agreement, entered into on March 23, 1995, the Company has received certain lump sum payments and will receive a licensing fee for each geographic area in which Nordion receives new drug approval. The Company will also be entitled to a percentage of future revenues earned by Nordion as royalties under the agreement. Royalties from this agreement for each of the three years in the period ended December 31, 1996 were not significant.

    In 1995 and 1996, the Company received approximately $85,000 and $100,000, respectively, from Nordion for the right to use certain patents and to
manufacture,   distribute,   and  sell  "TheraSphere(R)"  for  all  applications
worldwide.

Letter of Credit

    The Company has a letter of credit outstanding for approximately $315,000 relating to regulatory requirements.

Lease Commitment

    The Company leases space under two noncancelable leases which expire in December 1998 and February 1999. Approximate minimum lease payments under the leases are as follows: 1997, $112,000; 1998, $114,000; 1999, $7,500.

    Rent expense was approximately $61,000, $61,500 and $76,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

NOTE G -- STOCK OPTIONS AND WARRANTS
Stock Options

    The Company's board of directors has approved three stock option plans which in aggregate cover up to 2,200,000 shares of common stock. The plans provide for the expiration of options ten years from the date of grant and requires the exercise price of the options granted to be at least equal to 100% of market value on the date granted. Stock option transaction for each of the three years in the period ended December 31, 1996 are summarized below:

                          1994                            1995                              1996
                          ----                            ----                              ----
                                  Weighted                       Weighted                            Weighted
                                   Average                        Average                             Average
                                  Exercise                       Exercise                            Exercise

                       Shares       Price            Shares        Price             Shares            Price
Outstanding
beginning
of year........     1,258,116       $2.05         1,226,716        $2.09             997,716           $3.11
Granted........        40,000        2.50           221,000         5.38             220,000           15.92
Exercised......       (49,900)       1.00          (450,000)        1.29            (391,216)           2.21
Forfeited......       (21,500)       2.74                --           --                  --              --
                    ----------      -----         ---------        -----            --------           -----
Outstanding end
 of year.......     1,226,716       $2.09           997,716        $3.11             826,500           $7.22
                    ==========      =====         =========        =====            ========           =====

    The following table summarizes information about stock options outstanding at December 31, 1996:

            Options Outstanding                    Options Exercisable
                                                                        Number
                   Number                               Weighted    Exercisable at     Weighted
 Range of       Outstanding at    Weighted Average       Average                        Average
 Exercise        December 31,       Remaining                         December 31,
 Price             1996          Contractual Life       Exercise         1996          Exercise
 --------       --------------   ----------------        Price      --------------      Price
                                                        --------                       --------

 $1.00 - 3.50    245,000               3.9               $1.83          232,600         $1.75
 $5.38 - 6.38    361,500               8.7                5.54          189,500          5.56
$15.25 -16.88    220,000              10.0               15.99           12,000         16.88
                 -------              ----               -----          -------         -----
                 826,500               7.6               $7.22          434,100         $3.83
                 =======              ====               =====          =======         =====

    The Company follows the practice of recording amounts received upon the exercise of options by crediting common stock and additional capital. No charges are reflected in the statements of operations as a result of the grant or exercise of options. The Company realizes an income tax benefit from the exercise or early disposition of certain stock options. This benefit results in an increase to the deferred tax asset and an increase in additional paid-in capital.

    The Company uses the intrinsic value method in accounting for its stock option plans. In applying this method, no compensation cost has been recognized. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans, the Company's net earnings and earnings per share would have resulted in the pro forma amounts indicated below:

                                                      1995               1996
                                                      ----               ----
Net earnings
As reported.....................................$1,772,325         $3,384,506
Pro forma....................................... 1,750,736          3,015,123
Primary earnings per share
As reported.....................................      $.15               $.28
Pro forma.......................................        15                .25

    Fully diluted information is not presented, as reported and pro forma fully diluted earnings per share is not materially different from the primary earnings per share presented.

    For purposes of the pro forma amounts above, the fair value of each option grant was estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996, respectively; expected volatility of 70% for each year, risk-free interest rates of 5.86%, and 6.15%-6.46%; and expected lives of 5-7 years and 7 years.

Warrants

    During 1996, 40,000 warrants were exercised, resulting in proceeds to the Company of $225,000. The Company also has warrants outstanding at December 31, 1996 covering 60,000 shares of common stock. The warrants are exercisable at a price of $7.50 per share and expire in May 1999.

NOTE H -- MAJOR CUSTOMERS

    During  1994,   there  were  sales  to  one  major   customer  that  equaled
approximately ten percent of sales. During 1995 and 1996, there were no customers which individually comprised ten percent of sales.

NOTE I -- EMPLOYEE BENEFIT PLAN

    The Company sponsors a defined contribution 401(k) Plan covering all employees with at least six months of service and at least 21 years of age. The Plan permits participants to defer a portion of their compensation through payroll deductions. The Company may, at its discretion, contribute to the Plan on behalf of participating employees. Company discretionary contributions were approximately $27,700, $39,700 and $14,100 for 1994, 1995 and 1996,
respectively.

THERAGENICS CORPORATION

INDEX TO EXHIBITS

                                                        Page No.

10.17    Employment Agreement of M. Christine               53
         Jacobs

24.1     Consent of Independent Public Accountants          73
         for Incorporation by Regerence of Audit
         Statement into Registration Statement

EMPLOYMENT AGREEMENT


         THIS AGREEMENT entered into this 1st day of August, 1996, by and between THERAGENICS CORPORATION, a Delaware Corporation (hereinafter called the "Company") and M. CHRISTINE JACOBS, an individual residing at 2460 Peachtree Road, N.W., Apartment 1212, Atlanta, Georgia 30305 (hereinafter called the "Executive").


W I T N E S S E T H:


WHEREAS, the Company and the Executive desire to enter into an employment agreement to establish the rights and obligations of the Executive and the Company in such employment relationship;


WHEREAS, the terms of this Agreement have been approved by the Compensation Committee of the Board of Directors of the Company; NOW, THEREFORE, and in consideration of the mutual covenants herein contained, the Company and the Executive hereby mutually agree as follows:

 1. Employment and Duties. The Company hereby employs the Executive, and the Executive hereby accepts employment with the Company upon the terms and conditions hereinafter set forth. The Executive shall serve the Company as its President and Chief Executive Officer. In such capacity, the Executive shall have all powers, duties, and obligations as are normally associated with such position. The Executive shall further perform such other duties related to the business of the Company as may from time to time be reasonably requested of her by the Company's Board of Directors. The Executive shall devote all of her skills, time, and attention solely and exclusively to said position and in furtherance of the business and interests of the Company except for:

                (a) time spent in managing her personal, financial and legal affairs and serving on corporate, civic or charitable boards or committees, in each case only if and to the extent not
               substantially   interfering   with   the   performance   of  such
               responsibilities, and

                (b) periods of vacation to which she is entitled.

               Executive shall promptly notify the Company of her election or appointment to any corporate, civic or charitable boards or committees on or after the date of this Agreement.

 2. Term of Employment. The term of employment shall begin, or be deemed to have begun, on August 1, 1996 (the "Effective Date") and shall expire on July 31, 1999, subject, however, to prior termination or to extension, as herein provided. On each August 1st while this Agreement is in force, the term of this Agreement shall automatically be extended so that new term of the Agreement expires three years from such date, unless either party notifies the other party in writing of an intent not to renew at least ninety (90) days prior to the applicable August 1st.

 3. Base Salary. For such services, the Executive shall receive an initial annual base salary (the "Base Salary") of $200,000.00, which shall be reviewed annually by the Compensation Committee of the Board of Directors and which may be increased, but not decreased, by the Company during the term of this Agreement. In the event that the Company increases the Executive's initial Base Salary, the amount of the initial Base Salary, together with any increase(s), shall be her Base Salary. The Base Salary shall be payable in equal installments, no less frequently than semi-monthly, in accordance with the Company's regular payroll practices.

 4. Bonus. For each fiscal year of the Company during which she is employed by the Company on the last day of the fiscal year, the Executive shall be eligible to receive an annual bonus ("Annual Bonus") under the bonus plan established by the Compensation Committee of the Board for the Executive. Such Annual Bonus shall be determined by the Compensation Committee of the Board. Each Annual Bonus shall be paid in cash as soon as practical after the year for which the Annual Bonus is earned or awarded, unless electively deferred by the Executive pursuant to any deferral programs or arrangements that the Company may make available to the Executive.

 5. Fringe Benefits. The Company shall further provide the Executive with all health and life insurance coverages, sick leave and disability programs, tax-qualified retirement plans, stock option plans, paid holidays and vacations, expense reimbursement policies, moving and relocation policies, perquisites, and such other fringe benefits of employment as the Company may provide from time to time to actively employed senior executives of the Company who are similarly situated. Notwithstanding the preceding provisions of this Paragraph 5, during the term of this Agreement (including extensions thereof) the Company shall provide the Executive;

                (a) reimbursement for all reasonable expenses incurred by the Executive in connection with the conduct of the Company's business on presentation of reasonable and appropriate receipts and in accordance with the Company's regular reimbursement policy applicable to senior executives;

                (b) an individual disability insurance policy, at the Company's expense, in addition to the long-term disability plan maintained by the Company generally for its employees, which provides long-term disability insurance which replaces at least $6,000 of the Executive's monthly Base Salary; and

                (c)  a minimum of four (4) weeks of paid vacation per year.

 6. Termination of Employment.

                (a)  Termination of Employment Other Than by Executive.
               The Executive's employment hereunder may be terminated by the Company without any breach of this Agreement under the following circumstances:

                              (1) Death or Disability. The Executive's employment hereunder shall terminate upon her death, and may be terminated by the Company in the event of her Disability for a continuous period of at least one hundred eighty (180) days, provided that the Executive does not return to work on a substantially full-time basis within thirty (30) days after Notice of Termination is given by the Company pursuant to the provisions of Paragraphs 6(c) and 6(d)(2). A return to work of less than thirty (30) days shall not interrupt a continuous period of Disability.

                              (2)    Cause.  The Company may terminate the
                             Executive's employment hereunder for Cause.

                              (3) Without Cause. The Company may terminate the Executive's employment hereunder without Cause.

                (b)  Termination of Employment by Executive.  The
               Executive may terminate her employment at any time with or without Good Reason.

                (c) Notice of Termination. Any termination of the Executive's employment by the Company hereunder, or by the Executive other than termination upon the Executive's death, shall be communicated by written Notice of Termination to the other party. For purposes of this Agreement, a "Notice of Termination" means a notice that shall indicate the specific termination provision in this Agreement relied upon, and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated. The failure by the Executive to set forth in the Notice of Termination any fact or circumstance which contributes to a showing of Good Reason shall not waive any right of the Executive hereunder or preclude the Executive from asserting such fact or circumstance in enforcing her rights hereunder.

                (d)  Date of Termination.  "Date of Termination" means:

                              (1) If the Executive's employment is terminated by her death, the date of her death.

                              (2) If the Executive's employment is terminated by
                             the Company as a result of Disability pursuant to Paragraph 6(a)(1), the date that is thirty (30) days after Notice of Termination is given; provided the Executive shall not have returned to the performance of her duties on a full-time basis during such thirty (30) day period.

                              (3) If the Executive terminates her employment for
                             Good Reason pursuant to Paragraph 6(b), the date that is ten (10) days after Notice of Termination is given (provided that the Company does not cure such event during the ten (10) day period).

                              (4) If the  Executive  terminates  her  employment
                             other  than for Good  Reason,  the date that is two
                             (2) weeks after Notice of Termination is given; provided, in the sole discretion of the Company, such date may be any earlier date after Notice of Termination is given.

                              (5) If the Executive's employment is terminated by
                             the Company without Cause pursuant to Section 6(a)(3), the date that is two (2) weeks after Notice of Termination is given.

                              (6) If the Executive's employment is terminated by
                             the Company for Cause pursuant to Paragraph 6(a)(2), the date on which the Notice of Termination is given.

 7. Amounts Payable Upon Termination of Employment or During Disability. Upon the termination of the Executive's employment with the Company, the Company shall have the following obligations (including the obligation to pay the cost of all benefits provided by the applicable benefit plan to the Executive and the Executive's family under this Section 7, except normal employee contributions required by the applicable benefit plan of other participating executives with comparable responsibilities), provided, however, that any item paid or payable under this Agreement shall be reduced by any amount paid or payable to the Executive and the Executive's family with respect to the same type of payment under any severance plan or policy now maintained or at any time in the future maintained by the Company. For this purpose, any payment under this Agreement or any severance plan or policy made over time shall be discounted to present value at the Interest Rate before reducing any payment under this Agreement by any amount paid or payable to the Executive under such severance plan or policy.

                (a) Death.  If the  Executive's  employment is terminated by her death, the Executive's beneficiary (as designated by the Executive in writing with the Company prior to her death) shall be entitled to payment of all Accrued Obligations. Unless otherwise directed by the Executive all Accrued Obligations shall be paid to the Executive's beneficiaries in a lump sum in cash within thirty (30) days of the Date of Termination. In the absence of a beneficiary designation by the Executive, or, if the Executive's designated beneficiary does not survive the Executive, benefits described in this Paragraph 7(a) shall be paid to the Executive's estate. In addition, all stock options that have been granted to the Executive at least one year prior to the date of her death (measured from the date of grant of each such stock option) shall be and become fully vested and may be executed by the estate of the Executive for a period equal to the earlier to occur of five (5) years from the date of the death of the Executive or the date the option would have otherwise expired without regard to the Executive's death or other termination of employment. If the Executive dies before the first anniversary of the date of grant of any stock options, the Executive's estate may exercise any stock options which were then vested for a period equal to the earlier to occur of five (5) years from the date of the death of the Executive or the date the option would have expired without regard to the Executive's death or other termination of employment.

                (b)  Disability.

                              (1) During any period that the Executive  fails to
                             perform her duties hereunder as a result of incapacity due to physical or mental illness ("Disability Period"), the Executive shall continue to receive her base salary at the rate then in effect for such period until her employment is terminated pursuant to Paragraph 6(a)(1); provided, however, that payments of Base Salary so made to the Executive shall be reduced by the sum of the amounts, if any, that were payable to the Executive at or before the time of any such salary payment under any disability benefit plan or plans of the Company and that were not previously applied to reduce any payment of Base Salary.

                              (2) Upon her termination of employment  because of
                             Disability (as described in Paragraph 6(a)(1)), the Executive shall be entitled to the payments and benefits described in Paragraph 7(a) as if the Executive has died on her Date of Termination. In the event of the Executive's death prior to the time that all payments described in Paragraph 7(a) have been completed, such payments and benefits shall be paid to the Executive's beneficiary (as designated pursuant to Paragraph 7(a)), or, in the absence of a beneficiary designation of the designated beneficiary does not survive the Executive, to the Executive's estate.

                              (3) The Executive and the Executive's family shall
                             be entitled to receive disability and other welfare plan benefits (other than continued group long-term disability coverage) generally available to executives with comparable responsibilities or positions for a period of two (2) years from the Date of Termination at the same cost to the Executive as is charged to such executives from time to time for comparable coverage.

                (c)  Termination  by Company  Without  Cause,  or Termination by
               Executive for Good Reason. In the event that the Company terminates the Executive's employment without Cause or the Executive terminates her employment for Good Reason before the expiration of the term of this Agreement, including any extension thereof, the Executive shall be entitled to the following payments and benefits:

                              (1) Those described in Paragraph 7(a) as if the
                             Executive had died on her Date of Termination.

                              (2) Payment of an amount equal to two (2) years of
                             the Base Salary applicable to the Executive on the Date of Termination, payable in six (6) equal, consecutive monthly installments commencing no later than thirty (30) days after the Date of Termination .

                              (3) All outstanding  options,  stock grants, share
                             of restricted stock or any other equity, incentive compensation shall be and become fully vested and nonforfeitable.

                              (4) The Executive and the Executive's family shall
                             be entitled to receive welfare plan benefits (other than continued group long-term disability coverage) generally available to executives with comparable responsibilities or positions for a period of two
                             (2) years from the Date of Termination at the same cost to the Executive as is charged to such executives from time to time for comparable coverage.

                (d) Termination by Executive Other Than for Good Reason, or Termination by Company for Cause. In the event that the

               Executive terminates her employment other than for Good Reason or the Company terminates her employment for Cause, the Executive shall not be entitled to any compensation except as set forth below:

                              (1) Any Base  Salary  that is accrued  but unpaid,
                             any vacation that is accrued but unused, and any business expenses that are unreimbursed -- all, as of the Date of Termination.

                              (2) Any other rights and benefits (if any) provided under plans and programs of the Company (excluding any bonus program), determined in accordance with the applicable terms and provisions of such plans and programs.

                (e) No Duty to Mitigate Damages.  After any Date of Termination,
               the Executive shall have no obligation to seek other employment, but shall have the right to be otherwise employed, and any compensation of any type whatsoever received by the Executive in connection with such employment shall not be offset by the Company against any of the obligations of the Company under this Agreement.

 8. Restrictive Covenants. The Executive agrees that, during the term of this Agreement, including an extension thereof, and for a period of two (2) years thereafter, she shall not, directly or indirectly:

                (a) on  Executive's  own behalf or on behalf of any other person or entity, solicit, contact, call upon, communicate with, or attempt to communicate with any person or entity who was a customer of the Company at any time within the two-year period ending on the Date of Termination or any representative of any such customer of the Company, with the intent or purpose of selling or providing of any product or service competitive with any product or service sold or provided or under development by the Company during the period of two (2) years immediately preceding termination of Executive's employment and which is still being offered by or is still under development by the Company; and

                (b) employ or attempt to employ or assist anyone else in employing in any Competing Business any person who, at any time within the period commencing one year prior to the Date of Termination and ending two (2) years after the Date of Termination, was, is or shall be an employee of the Company (whether or not such employment is full-time or is pursuant to a written contract with the Company).

 9. Confidential Information.  The Executive agrees that:

                (a)  during  the term of this  Agreement  and,  with  respect to
               Confidential Information, for a period of five (5) years following her Date of Termination, or with respect to Trade Secrets, for so long as the respective information qualifies as a trade secret under applicable law, she will receive and hold all Company Information in trust and in strictest confidence;

                (b) she will use her best effort to protect the Company Information from disclosure and will in no event take any action causing any Company Information to lose its character as Company Information; and

                (c) except as  required by  Executive's  duties in the course of employment by the Company, she will not, directly or indirectly, use, publish, disseminate or otherwise disclose any Company Information to any third party without the prior written consent of the Company, which may be withheld in the Company's absolute discretion.

All documents or tangible or intangible materials, including computer data, provided to or obtained by Executive during the course of employment by the Company which contain Company Information are the property of the Company (collectively, the "Materials"). Executive will not remove from the Company's premises or copy or reproduce any Materials (except as Executive's employment by the Company shall require), and at the termination of Executive's employment, regardless of the reason for such termination, Executive will leave with the Company, or immediately return to the Company, all Materials or copies or reproductions thereof in Executive's possession, power or control.

 10. Acknowledgement; Remedies.

                (a) Executive has carefully  considered the nature and extent of the restrictions upon her and the rights and remedies conferred to the Company under Sections 8 and 9 of this Agreement, and hereby acknowledges and agrees that the same are reasonable in time, necessary to protect the business, interests and properties of the Company, are designed to eliminate competition which would be unfair to the Company, do not stifle the inherent skill and experience of Executive, would not operate as a bar to Executive's sole means of support, are fully required to protect the legitimate interests of the Company and do not confer a benefit upon the Company disproportionate to the detriment of Executive.

                (b) In the event of any violation of the  provisions of Sections
               8 or 9 of this Agreement by Executive, the parties hereby recognize and acknowledge that remedy at law will be inadequate and the Company may suffer irreparable injury. Accordingly,

               Executive consents to injunctive and other appropriate equitable relief upon the institution of proceedings therefor by the Company in order to protect the Company's rights under such Sections. Such relief shall be in addition to any other relief to which the Company may be entitled at law or in equity. In addition, any breach of the covenants contained in Sections 8 or 9 hereof shall be treated the same as a termination by the Company for Cause and shall entitle the Company to cease the provision of any welfare plan benefits being afforded to the Executive or her family after the termination of her employment with the Company, cease any payments to be made to the Executive pursuant to this Agreement in connection with such termination (other than accrued and unpaid Base Salary and vacation) or recover from the Executive any payments made to the Executive under this Agreement in respect of such termination (other than accrued Base Salary and vacation). In no event shall such actions preclude the Company from any equitable relief to which it may otherwise be entitled and such remedies shall be cumulative.

 11. Certain Further Payments by the Company.

                (a) Tax Reimbursement  Payment.  In the event that any amount or benefit paid or distributed to the Executive by the Company or any Affiliated Company, whether pursuant to this Agreement or otherwise (collectively, the "Covered Payments"), is or becomes subject to the tax (the "Excise Tax") imposed under Section 4999 of the Code or any similar tax that may hereafter be imposed, the Company shall pay to the Executive, at the time specified in
               Section 11(e) below, the Tax Reimbursement Payment (as defined below). The Tax Reimbursement Payment is defined as an amount, which when added to the Covered Payments and reduced by any Excise Tax on the Covered Payments and any federal, state and local income tax and Excise Tax on the Tax Reimbursement Payment provided for by this Agreement (but without reduction for any federal, state or local income or employment tax on such Covered Payments), shall be equal to the sum of (i) the amount of the Covered Payments, and (ii) an amount equal to the product of any deductions disallowed for federal, state or local income tax purposes because of the inclusion of the Tax Reimbursement Payment in the Executive's adjusted gross income and the highest applicable marginal rate of federal, state or local income taxation, respectively, for the calendar year in which the Tax Reimbursement Payment is to be made.

                (b) Determining Excise Tax. For purposes of determining whether any of the Covered Payments will be subject to the Excise Tax and the amount of such Excise Tax,

                              (1) such Covered Payments will be treated as "parachute payments" within the meaning of Section 280G of the Code, and all "parachute payments" in excess of the "base amount" (as defined under
                             Section 280G(b)(3) of the Code) shall be treated as subject to the Excise Tax, unless, and except to the extent that, in the opinion of the Company's independent certified public accountants, which, in the case of Covered Payments made after the Change of Control Date, shall be the Company's independent certified public accountants appointed prior to the Change of Control Date, or tax counsel selected by such accountants (the "Accountants"), such Covered Payments (in whole or in part) either do not constitute "parachute payments" or represent reasonable compensation for services actually rendered (within the meaning of Section 280G(b)(4) of the Code) in excess of the "base amount", or such "parachute payments" are otherwise not subject to such Excise Tax, and

                              (2) the  value  of any  non-cash  benefits  or any
                             deferred payment or benefit shall be determined by the Accountants in accordance with the principles of Section 280G of the Code.

                (c) Applicable Tax Rates and Deductions. For purposes of determining the amount of the Tax Reimbursement Payment, the Executive shall be deemed:

                              (1) to pay  federal  income  taxes at the  highest
                             applicable marginal rate of federal income taxation for the calendar year in which the Tax Reimbursement Payment is to be made,

                              (2) to pay any  applicable  state and local income
                             taxes at the highest applicable marginal rate of taxation for the calendar year in which the Tax Reimbursement Payment is to be made, net of the maximum reduction in federal income taxes which could be obtained from the deduction of such state or local taxes if paid in such year (determined without regard to limitations on deductions based upon the amount of the Executive's adjusted gross income), and

                              (3) to have  otherwise  allowable  deductions  for
                             federal, state and local income tax purposes at least equal to those disallowed because of the inclusion of the Tax Reimbursement Payment in the Executive's adjusted gross income.

                (d) Subsequent Events. In the event that the Excise Tax is subsequently determined by the Accountants to be less than the amount taken into account hereunder in calculating the Tax

               Reimbursement Payment made, the Executive shall repay to the Company, at the time that the amount of such reduction in the Excise Tax is finally determined, the portion of such prior Tax Reimbursement Payment that has been paid to the Executive or to federal, state or local tax authorities on the Executive's behalf and that would not have been paid if such Excise Tax had been applied in initially calculating such Tax Reimbursement Payment, plus interest on the amount of such repayment at the rate provided in Section 1274(b)(2)(B) of the Code. Notwithstanding the foregoing, in the event any portion of the Tax Reimbursement Payment to be refunded to the Company has been paid to any federal, state or local tax authority, repayment thereof shall not be required until actual refund or credit of such portion has been made to the Executive, and interest payable to the Company shall not exceed interest received or credited to the Executive by such tax authority for the period it held such portion. The Executive and the Company shall mutually agree upon the course of action to be pursued (and the method of allocating the expenses thereof) if the Executive's good faith claim for refund or credit is denied.

In the event that the Excise Tax is later determined by the Accountants to exceed the amount taken into account hereunder at the time the Tax Reimbursement Payment is made (including, but not limited to, by reason of any payment the existence or amount of which cannot be determined at the time of the Tax Reimbursement Payment), the Company shall make an additional Tax Reimbursement Payment in respect of such excess (which Tax Reimbursement Payment shall include any interest or penalty payable with respect to such excess) at the time that the amount of such excess is finally determined.

                (e) Date of Payment. The portion of the Tax Reimbursement Payment attributable to a Covered Payment shall be paid to the Executive within ten (10) business days following the payment of the Covered Payment. If the amount of such Tax Reimbursement Payment (or portion thereof) cannot be finally determined on or before the date on which payment is due, the Company shall pay to the Executive an amount estimated in good faith by the Accountants to be the minimum amount of such Tax Reimbursement Payment and shall pay the remainder of such Tax Reimbursement Payment (which Tax Reimbursement Payment shall include interest at the rate provided in Section 1274(b)(2)(B) of the Code) as soon as the amount thereof can be determined, but in no event later than forty-five (45) calendar days after payment of the related Covered Payment. In the event that the amount of the estimated Tax Reimbursement Payment exceeds the amount subsequently determined to have been due, such excess shall be repaid or refunded pursuant to the provisions of Section 11(d) above.

 12. Non-exclusivity of Rights. Nothing in this Agreement shall prevent or limit the Executive's continuing or future participation in any benefit, bonus, incentive or other plan or program provided by the Company or any of its Affiliated Companies and for which the Executive may qualify, nor shall anything herein limit or otherwise prejudice such rights as the Executive may have under any other agreements with the Company or any Affiliated Companies, including, but not limited to stock option or restricted stock agreements. Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan or program of the Company or any Affiliated Companies at or subsequent to the Date of Termination shall be payable in accordance with such plan or program.

 13. Full Settlement. Except as provided in Section 10, the Company's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any circumstances, including, without limitation, any set-off, counterclaim, recoupment, defense or other right which the Company may have against the Executive or others whether by reason of the subsequent employment of the Executive or otherwise. In no event shall the Executive be obligated to seek other employment by way of mitigation of the amounts payable to the Executive under any of the provisions of this Agreement. In the event that the Executive shall in good faith give a Notice of Termination for Good Reason and it shall thereafter be determined that Good Reason did not take place, the employment of the Executive shall, unless the Company and the Executive shall otherwise mutually agree, be deemed to have terminated, at the date of giving such purported Notice of Termination, by mutual consent of the Company and the Executive and, except as provided in the last preceding sentence, the Executive shall be entitled to receive only those payments and benefits which she would have been entitled to receive at such date had she terminated her employment voluntarily at such date under this Agreement.

 14. Definitions.

                (a) "Accountants" shall have the meaning set forth in Section
               11(b).

                (b) "Accrued  Obligations"  shall mean (i) the Executive's  full
               Base Salary through the Date of Termination, (ii) the product of the Annual Bonus paid to the Executive for the last full fiscal year of the Company and a fraction, the numerator of which is the number of days in the current fiscal year of the Company through the Date of Termination, and the denominator of which is 365,
               (iii) any compensation previously deferred by the Executive (together with any accrued earnings thereon) and not yet paid by the Company and any accrued vacation pay for the current year not yet paid by the Company, (iv) any amounts or benefits owing to the Executive or to the Executive's beneficiaries under the then applicable employee benefit plans or policies of the Company and

               (v) any amounts owing to the Executive for reimbursement of expenses properly incurred by the Executive prior to the Date of Termination and which are reimbursable in accordance with the reimbursement policy of the Company described in Section 5(a).

                (c) "Affiliated Company" shall mean any company controlling, controlled by or under common control with the Company.

                (d) "Annual Bonus" shall have the meaning set forth in
                    Section 4.

                (e) "Base Salary" shall have the meaning set forth in Section 3.

                (f) "Board" shall mean the Board of Directors of the Company.

                (g) "Cause" shall mean either:

                               (1) any act that constitutes, on the part of the Executive, (A) fraud, dishonesty or a felony and (B) that directly results in material injury to the Company;

                               (2)  Executive's  conduct as the  President
                             and Chief Executive Officer of the Company is grossly inappropriate and demonstrably likely to lead to material injury to the Company, as determined by the Board reasonably and in good faith; or

                               (3) the Executive otherwise materially breaches this Agreement;

provided, however, that in the case of Clause (2) or (3) above, such conduct shall not constitute Cause unless the Board shall have delivered to the Executive notice setting forth with specificity (A) the conduct deemed to qualify as Cause, (B) reasonable action that would remedy such objection, and
(C) a reasonable time (not less than thirty (30) days) within which the Executive may take such remedial action, and the Executive shall not have taken such specified remedial action within such specified reasonable time.

                (h) A "Change of Control" means:

                              (1) the acquisition by any  individual,  entity or
                             group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of voting securities of the corporation where such acquisition causes such person to own thirty-five percent (35%) or more of the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that for purposes of this Subsection (A), the following acquisitions shall not be deemed to result in a Change of
                             Control: (i) any acquisition directly from the Company, (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the
                             Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a transaction that complies with clauses (i), (ii) and (iii) of Subsection (3) below; and provided, further, that if any Person's beneficial ownership of the Outstanding Company Voting Securities reaches or exceeds thirty-five percent (35%) as a result of a transaction described in clause (i) or (ii) above, and such Person subsequently acquires beneficial ownership of additional voting securities of the Company, such subsequent acquisition shall be treated as an acquisition that causes such Person to own thirty-five percent (35%) or more of the Outstanding Company Voting Securities; or

                              (2) individuals who as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least two-thirds of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

                              (3)  the  approval  by  the  shareholders  of  the
                             Company of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company ("Business Combination") or, if consummation of such Business Combination is subject, at the time of such approval by shareholders, to the consent of any government or governmental agency, the obtaining of such consent (either explicitly or implicitly by consummation); excluding, however, such a Business Combination pursuant to which (i) all or substantially all of the individuals and entities who were the beneficial owners of the Outstanding Company Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than 60% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation that as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination of the Outstanding Company Voting Securities, (ii) no Person (excluding any employee benefit plan (or related trust) of the Company or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, thirty-five percent (35%) or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such Business Combination or the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the Business Combination and (iii) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Board, providing for such Business Combination; or

                              (4) approval by the shareholders of the Company of a complete liquidation or dissolution of the Company.

Notwithstanding the foregoing, no Change of Control shall be deemed to have occurred for purposes of this Agreement by reason of any actions or events in which the Executive participates in a capacity other than in her capacity as Executive (or as a director of the Company or a Subsidiary, where applicable).

                (i) "Change of Control Date" shall mean the date on which a Change of Control shall be deemed to have occurred.

                (j) "Code" shall mean the Internal Revenue Code of 1986, as amended.

                (k) "Company Information" means Confidential Information and Trade Secrets.

                (l)  "Competing  Business"  means any business engaging in the
               exploitation  or  development  of   radiological   pharmaceutical
               products or devices for the treatment of cancer in a manner similar to the Company's products.

                (m) "Confidential Information" means confidential data and confidential information relating to the business of the Company (which does not rise to the status of a trade secret under applicable law) which is or has been disclosed to Executive or of which Executive became aware as a consequence of or through her employment with the Company and which has value to the Company and is not generally known to its competitors and which is designated by the Company as confidential. Confidential Information shall not include any data or information that (i) has been voluntarily disclosed to the general public by the Company, (ii) has been independently developed and disclosed to the general public by others, or (iii) otherwise enters the public domain through lawful means.

                (n)  "Date of Termination" shall have the meaning set forth in
               Section 6(d).

                (o) "Disability" shall mean disability which would entitle the Executive to receive full long-term disability benefits under the Company's long-term disability plan on terms substantially similar to those of the long-term disability plan as in effect on the date of this Agreement.

                (p)  "Excise Tax" shall have the meaning as set forth in
               Section 11(a).

                (q) "Good Reason" shall mean the occurence of one of the following events (provided the Company does not cure such event on a retroactive basis to the extent possible within ten (10) days following its receipt of the Executive's Notice of Termination):

                              (1) The Executive's title, position,  authority or
                             responsibilities        (including        reporting
                             responsibilities and authority) are changed in a materially adverse manner.

                              (2) The Executive's base salary is reduced for any
                             reason   other   than  in   connection   with   the
                             termination of her employment.

                              (3) For any reason other than in  connection  with
                             the termination of the Executive's employment, the Company materially reduces any fringe benefit provided to the Executive under Section 5 below the level of such fringe benefit provided generally other actively employed similarly situated executives of the Company. Notwithstanding the foregoing, if the Company agrees to fully compensate the Executive for any such material reduction for a period ending on the earlier to occur of (i) the date such fringe benefit is no longer provided to other actively employed similarly situated executives of the Company or
                             (ii) four (4) years, then such event shall not constitute Good Reason.

                              (4) A change of over  fifty  (50)  miles in either
                             the Executive's principal place of employment or the headquarters of the Company other than a change to the Metropolitan Atlanta, Georgia area or to Buford, Georgia or another location in Hall County, Georgia as is presently being contemplated by the Company.

                              (5) The Company otherwise materially breaches,  or
                             is unable to perform its obligations under this Agreement.

                              (6) The occurrence of a Change of Control.

Notwithstanding the foregoing, the occurrence of one of the event in Paragraphs (1) through (6) hereof shall not be considered Good Reason for the Executive's termination, unless the Executive delivers a Notice of Termination pursuant to Paragraphs 6(c) and 6(d)(3) hereof, within one hundred eighty (180) days after the Executive has actual notice of the occurrence of any of the events listed in Paragraphs (1) through (6) hereof.

                (r) "Interest  Rate" shall mean the interest rate payable on one year Treasury Bills in effect on the day that is 30 business days (days other than Saturday, Sunday or legal holidays in the City of New York) prior to the Date of Termination.

                (s) "Notice of Termination" shall have the meaning as set forth in Section 6(c).

                (t) "Subsidiary" shall mean any majority owned subsidiary of the Company.

                (u) "Tax Reimbursement Payment" shall have the meaning set forth in Section 11(a).

                (v) "Trade  Secrets" means  information of the Company,  without regard to form, including, but not limited to, technical or nontechnical data, formulas, patterns, compilations, programs, devices, methods, techniques, drawings, processes, financial data, financial plans, product or service plans or lists of actual or potential customers or suppliers which is not commonly known by or available to the public and which information (1) derives economic value, actual or potential, from not being generally known to, and not being readily ascertainable by proper means by, other persons who can obtain economic value from its disclosure or use; and (2) is the subject of efforts that are reasonable under the circumstances to maintain its secrecy.

 15. Assignment and Survivorship of Benefits. The rights and obligations of the Company under this Agreement shall inure to the benefit of, and shall be binding upon, the successors and assigns of the Company. If the Company shall at any time be merged or consolidated into, or with, any other company, or if substantially all of the assets of the Company are transferred to another company, then the provisions of this Agreement shall be binding upon and inure to the benefit of the company resulting from such merger or consolidation or to which such assets have been transferred, and this provision shall apply in the event of any subsequent merger, consolidation, or transfer.

 16. Notices. Any notice given to either party to this Agreement shall be in writing, and shall be deemed to have been given when delivered personally or sent by certified mail, postage prepaid, return receipt requested, duly addressed to the party concerned, at the address indicated below or to such changed address as such party may subsequently give notice of:

                             If to the Company:

                             Theragenics Corporation
                             Oakbrook Parkway
                             Norcross, Georgia 30093
                             Attn: Board of Directors

                             with a copy to:

                             Powell, Goldstein, Frazer & Murphy
                             Sixteenth Floor
                             Peachtree Street, N.E.
                             Atlanta, Georgia 30303
                             Attn: Richard Miller, Esq.


                             If to the Executive:

                             Christine Jacobs
                             Peachtree Road, N.W.
                             Apartment 1212
                             Atlanta, Georgia 30305
                             with a copy to:

                             Lightmas & Delk
                             Suite 1150
                             The Peachtree
                             Peachtree Street, N.E.
                             Atlanta, Georgia 30309
                             Attn:  Frank Lightmas, Esq.

 17. Indemnification. The Executive shall be indemnified by the Company, to the extent provided in the case of officers under the Company's Certificate of Incorporation or Bylaws, to the maximum extent permitted under applicable law.

 18. Taxes. Anything in this Agreement to the contrary notwithstanding, all payments required to be made hereunder by the Company to the Executive shall be subject to withholding of such amounts relating to taxes as the Company may reasonably determine that it should withhold pursuant to any applicable law or regulations. In lieu of withholding such amounts, in whole or in part, however, the Company may, in its sole discretion, accept other provision for payment of taxes, provided that is satisfied that all requirements of the law affecting its responsibilities to withhold such taxes have been satisfied.

 19. Enforcement of Rights. All legal and other fees and expenses, including, without limitation, any arbitration expenses, incurred by the Executive in connection with seeking to obtain or enforce any right or benefit provided for in this Agreement, or in otherwise pursuing any right or claim, shall be paid by the Company, to the extent permitted by law, provided that the Executive is successful in whole or in part as to such claims as the result of litigation, arbitration, or settlement.

     In the event that the Company refuses or otherwise fails to make a payment when due and it is ultimately decided that the Executive is entitled to such payment, such payment shall increased to reflect an interest equivalent for the period of delay, compounded annually, equal to four (4) percentage points over the Interest Rate in effect as of the date the payment was first due.

 20. Governing Law/Captions/Severance. This Agreement shall be construed in accordance with, and pursuant to, the laws of the State of Georgia. The captions of this Agreement shall not be part of the provisions hereof, and shall have no force or effect. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement. Except as otherwise specifically provided in this paragraph, the failure of either party to insist in any instance on the strict performance of any provision of this Agreement or to exercise any right hereunder shall not constitute a waiver of such provision or right in any other instance.


 21. Entire Agreement/Amendment. This instrument contains the entire agreement of the parties relating to the subject matter hereof, and the parties have made no agreement, representations, or warranties relating to the subject matter of this Agreement that are not set forth herein. This Agreement may be amended at any time by written agreement of both parties, but it shall not be amended by oral agreement.

          IN WITNESSETH WHEREOF, the parties have executed this Agreement on the date first above written.

                                          THERAGENICS CORPORATION


                                          By:   /s/  Bruce W. Smith

ATTEST:                                   Title: Secretary, Treasurer
                                                 & Chief Financial Officer

/s/ Ronald A. Warren

Title: Assistant Secretary

[CORPORATE SEAL]


                                           EXECUTIVE:


                                           /s/ M. Christine Jacobs

                                           M. CHRISTINE JACOBS

Exhibit 24.1


CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Theragenics Corporation

We hereby consent to the incorporation by reference of our report dated January 16, 1997, appearing in your Annual Report on form 10-K for the year ended December 31, 1996, in the Company's Registration Statement on Form S-8, file numbers 333-15313 and 33-40737.

GRANT THORNTON LLP

Alanta, Georgia
March 19, 1997