Form 10-K/A
period 1996-12-31
THERAGENICS CORP
filed 1997-03-25
CIK 795551

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              FORM 10-K/A
                            Amendment No. 1

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

  Documents incorporated by Reference: Proxy Statement for the registrant's 1997 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996, is incorporated by reference in Part III herein.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                  THERAGENICS CORPORATION
                                       (Registrant)

                                  By:/s/ M. Christine Jacobs
                                     M. Christine Jacobs
                                     Chief Executive Officer
Dated: March 24, 1997
       Norcross, Georgia

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                      Title                           Date

/s/ M. Christine Jacobs   Chief Executive Officer         3/24/97
M. Christine Jacobs       (Principal Executive Officer);
                          Director

/s/ Bruce W. Smith        Chief Financial Officer,        3/24/97
Bruce W. Smith            Treasurer (Principal
                          Financial Officer) and
                          Secretary

/s/ Charles Klimkowski    Director, Chairman              3/24/97
Charles Klimkowski


/s/ John V. Herndon       Director                        3/24/97
John V. Herndon


/s/ Orwin L. Carter       Director                        3/24/97
Orwin L. Carter


/s/ Peter A.A. Saunders   Director                        3/24/97
Peter A.A. Saunders


/s/ Otis W. Brawley       Director                        3/24/97
Otis W. Brawley

                             THERAGENICS CORPORATION

                                INDEX TO EXHIBITS

                                                          Page No.

10.17    Employment Agreement of M. Christine               53
         Jacobs dated as of August 1, 1996

24.1     Consent of Independent Public Accountants          73
         for Incorporation by Regerence of Audit
         Statement into Registration Statement

         (CORRECTED CONSENT DATE)