Form 10-Q
period 1997-03-31
THERAGENICS CORP
filed 1997-05-15
CIK 795551

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                             Commission File No.
   March 31, 1997                                      0-15443

                             THERAGENICS CORPORATION
             (Exact name of registrant as specified in its charter)


          Delaware                                 58-1528626
  ------------------------             ---------------------------------------
  (State of incorporation)             (I.R.S. Employer Identification Number)



        5325 Oakbrook Parkway
         Norcross, Georgia                                   30093
   --------------------------------------                  --------
  (Address of principal executive offices)                (Zip Code)



Registrant's telephone number, including area code: (770) 381-8338

Indicate  by check  mark  whether  the  registrant  (1) has  filed all  reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing  requirements for the past 90 days.  YES    X      NO

As of May 9, 1997 the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as determined by reference to the closing price of Common Stock as reported on the Nasdaq National Market System, was $256,360,054. As of May 9, 1997 the number of shares of common stock, $.01 par value, outstanding was 14,144,003.

                             THERAGENICS CORPORATION

                                TABLE OF CONTENTS



PART I  - FINANCIAL INFORMATION:

         ITEM 1.  FINANCIAL STATEMENTS
                                                                     Page No.

               Balance Sheets-December 31, 1996 and March 31, 1997
               (unaudited)........................................       3

               Statements of Earnings for the Three Months Ended
               March 31, 1996 and 1997 (unaudited)................       5

               Statements of Cash Flows for the Three Months Ended
               March 31, 1996 and 1997 (unaudited)................       6

               Statements of Changes in Stockholders' Equity for
               the Three Months Ended March 31, 1997 (unaudited)..       7

               Notes to Financial Statements......................       8

      ITEM 2.  MANAGEMENT'S DISCUSSI ON AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS................       9

PART II - OTHER INFORMATION

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................      14

SIGNATURE.........................................................      15



        PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements
          --------------------

                        THERAGENICS CORPORATION

                            BALANCE SHEETS

                DECEMBER 31, 1996 AND MARCH 31, 1997

                                ASSETS
                                ------
                                                   December 31,       March 31,
                                                       1996            1997
                                                   ------------    ------------
                                                                    (Unaudited)

CURRENT ASSETS
   Cash and short-term investments                $  2,986,123    $  3,306,140
   Trade accounts receivable                         2,258,936       2,744,667
   Inventories                                         229,298         312,793
  Prepaid expenses and other current assets            133,625         200,120
                                                  -------------    ------------
      TOTAL CURRENT ASSETS                           5,607,982       6,563,720

PROPERTY AND EQUIPMENT
   Building                                          3,333,728       3,333,728
   Leasehold improvement                               138,978         138,978
   Machinery and equipment                          11,522,064      14,565,702
   Office furniture and equipment                       65,057          65,057
                                                  -------------    ------------
                                                    15,059,827      18,103,465
   Less accumulated depreciation
     and amortization                               (3,237,684)    ( 3,583,918)
                                                  -------------   -------------
                                                    11,822,143      14,519,547
                                                  -------------   -------------
  Land                                                 525,372         525,372
  Construction in progress (Note B)                  5,238,056       5,580,206
                                                  -------------   -------------
       TOTAL PROPERTY & EQUIPMENT                   17,585,571      20,625,125

OTHER ASSETS
  Deferred tax asset                                   360,000              --
  Patent Costs                                          80,685           78,473
   Other                                                55,183          195,216
                                                  -------------   -------------
         TOTAL OTHER ASSETS                            495,868          273,689
                                                  -------------   -------------
          TOTAL ASSETS                            $ 23,689,421     $ 27,462,534
                                                  =============   =============




                             THERAGENICS CORPORATION

                                 BALANCE SHEETS
                                   (Continued)

                      DECEMBER 31, 1996 AND MARCH 31, 1997

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                   December 31,      March 31,
                                                       1996            1997
                                                   ------------- -------------
                                                                   (Unaudited)

CURRENT LIABILITIES:
   Current portion of long term debt               $  3,458,436  $  5,626,267
   Trade accounts payable                               330,375       592,934
   Accrued salaries, wages, and payroll taxes           459,421       162,950
   Income taxes payable                                      --        69,568
   Other current liabilities                             56,677       170,758
                                                   ------------- -------------
     TOTAL CURRENT LIABILITIES                        4,304,909     6,622,477

LONG TERM DEBT:
   Long term debt                                            --            --

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value,
  50,000,000 share authorized;
  11,814,278 and 11,843,503
  shares had been issued as of
  December 31, 1996 and March 31,
  1997, respectively. (Note C)                         118,143        118,435
  Additional paid-in capital                        17,616,560     17,962,819
  Retained earnings                                  1,649,809      2,758,803
                                                  -------------  -------------
    TOTAL STOCKHOLDER'S EQUITY                      19,384,512     20,840,057
                                                  -------------  -------------

      TOTAL LIABILITIES/STOCKHOLDER'S EQUITY      $ 23,689,421   $ 27,462,534
                                                  =============  =============



The  accompanying  notes are an  integral  part of these statements.



                             THERAGENICS CORPORATION

                             STATEMENTS OF EARNINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                                   (Unaudited)

                                                 Three Months
                                                Ended March 31
                                           1996               1997
                                      -------------      -------------
REVENUES:
    Sales........................    $   2,697,034      $   4,082,358
    Licensing fee................          101,322             25,000
                                     --------------      -------------
                                         2,798,356          4,107,358
COSTS & EXPENSES:
   Cost of sales.................          753,623          1,145,361
   Selling, general and
     administrative..............          692,772          1,185,128
   Research and development......            1,089              4,365
                                     --------------      -------------
                                         1,447,484          2,334,854
OTHER INCOME (EXPENSE):
   Interest income...............           37,895             13,231
   Interest expense..............          ( 3,089)           ( 6,629)
   Other.........................          ( 7,973)             9,595
                                     --------------      -------------
                                            26,833             16,197
NET EARNINGS BEFORE
 INCOME TAXES....................    $   1,377,705        $ 1,788,701

Income tax expense...............          523,528            679,707

NET EARNINGS.....................    $     854,177      $   1,108,994
                                     ==============      =============

NET EARNINGS PER COMMON SHARE
(Note D)........................     $         .07      $         .09
                                     ==============      =============

WEIGHTED AVERAGE SHARES                 12,106,457         12,394,181
                                     ==============      =============


The  accompanying  notes are an integral part of these statements.


                             THERAGENICS CORPORATION


                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                                   (Unaudited)

                                                     Three Months Ended March 31,
                                                         1996          1997
                                                      -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings......................................  $   854,177   $ 1,108,994
  Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
   Depreciation and amortization....................     217,565       348,446
   Changes in assets and liabilities:
   Accounts receivable..............................   ( 505,402)    ( 485,731)
   Inventories......................................      38,393     (  83,495)
   Prepaid expenses and other current assets........   ( 105,622)    (  66,495)
   Deferred tax asset...............................     519,510       360,000
   Other assets.....................................   (   4,267)           --
   Trade accounts payable...........................      46,422       262,559
   Accrued salaries, wages and payroll taxes........   (  84,614)    ( 296,471)
   Income taxes payable.............................          --        69,568
   Other current liabilities........................      13,563       114,081
                                                     ------------   -----------
     Total Adjustments..............................     135,548       222,462
                                                     ------------   -----------
       Net cash provided by
       operating activities.........................     989,725     1,331,456

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases and construction of property
    and equipment...................................  (1,804,059)   (3,385,788)
                                                     ------------   -----------
        Net cash used by investing
        activities..................................  (1,804,059)   (3,385,788)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowing (repayment) of revolving line
    of credit.......................................   ( 123,959)    2,167,831
  Exercise of stock options and warrants (net)......     175,099       346,551
  Debt issue costs..................................          --    (    2,130)
  Capital issue costs...............................          --    (  137,903)
                                                      -----------   -----------
          Net cash (used) provided by
          financing activities.......................     51,140     2,374,349

NET INCREASE (DECREASE) IN CASH AND
  SHORT-TERM INVESTMENTS............................   ( 763,194)      320,017
CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD...............................   3,266,338     2,986,123
                                                     ------------   -----------

CASH AND SHORT-TERM INVESTMENTS AT
  END OF PERIOD..................................... $ 2,503,144   $ 3,306,140
                                                     ============   ===========

The  accompanying  notes are an integral part of these statements.


                                                             THERAGENICS CORPORATION

                                              STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                     FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                                                  (Unaudited)



                                             Common Stock           Additional
                                       Number of     Par Value       Paid-in        Retained
                                        shares         $.01          Capital        Earnings        Total

BALANCE, December 31, 1996........    11,814,278    $ 118,143      $17,616,560    $ 1,649,809    $19,384,512
 Exercise of stock options........        29,225          292           96,120                        96,412
 Income tax benefit from stock
  options exercised...............                                     250,139                       250,139
 Net earnings for the period......                                                  1,108,994      1,108,994

BALANCE, March 31, 1997...........    11,843,503    $ 118,435      $17,962,819    $ 2,758,803    $20,840,057

The accompanying notes are an integral part of these statements.

                             THERAGENICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (Unaudited)



NOTE A - BASIS OF PRESENTATION

The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 1997, and the results of operations, cash flows, and changes in shareholders equity for the three months ended March 31, 1997. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements and notes be read in conjunction with the audited financial statements and notes for the year ended December 31, 1996, included in the Form 10-K filed by the Company.

NOTE B - CONSTRUCTION IN PROGRESS

The $5.6  million  March 31,  1997  ending  balance in this  account  represents progress payments on Theragenics' most recent capacity expansion. This expansion, which is expected to cost approximately $20 million, includes a manufacturing facility, four cyclotrons and an administrative facility.

NOTE C - COMMON STOCK OFFERING

Subsequent to March 31, 1997 the Company successfully completed an underwritten public offering of 2,300,000 shares of Common Stock. Net proceeds after underwriting commissions were $32.3 million ($32,338,000). Final accounting for additional public offering expenditures is not yet complete but represents approximately $300,000 through the end of April.

NOTE D - NEW ACCOUNTING PRONOUNCEMENT

The  FASB  (Financial  Accounting  Standards  Board)  has  issued  Statement  of
Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

NOTE E - HEDGING ACTIVITIES

The Company enters into foreign exchange forward contracts to hedge the price risks associated with equipment purchase commitments denominated in foreign currencies. These contracts reduce currency risk from exchange rate movements. The company does not hold foreign exchange forward contracts for trading purposes. Gains and losses are deferred and accounted for as part of the underlying transaction. Deferred gains and losses were not significant at March 31, 1997.

Item 2. - Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations

Revenues - Revenues for the quarter ended March 31, 1997 were up 47% or $1,309,002 higher than the first quarter of 1996. This increase was attributable to the increase in sales of TheraSeed(R), an implantable radiation device predominantly used in the treatment of prostate cancer. Marketing efforts along with increased patient awareness of prostate cancer treatment options have contributed to the continued sales acceleration. Concurrently the Company's ability to deliver volume increases in production was facilitated through additional cyclotron capacity in the first quarter. Partially offsetting this increase in TheraSeed(R) sales was a $75,000 decrease in a TheraSphere(R) licensing fee because of a change in the method of recording this fee. In 1997 this $100,000 fee was amortized over the entire year thereby recognizing $25,000 per quarter. In 1996 this fee was recognized as revenue in the period received which was the first quarter.

Cost and Expenses - First quarter 1996 cost of sales increased almost 52% or $391,738 over the same period last year reflecting the 47% increase in sales for the same period. The Company's fixed cost base increased as depreciation and other fixed expenses associated with a cyclotron were added. This increase served to depress margins because, as is typical, the first months of new cyclotron production represent the lowest utilization of a new cyclotron's production capacity. In other words, a large portion of the expenses associated with running a cyclotron impact the income statement immediately while the other side of the equation, sales growth, does not occur immediately.

Selling, General & Administrative ("S,G&A") expenses for the first quarter of 1997 increased 71% or $492,356 over S,G&A expenses for the first quarter of 1996. Compensation and related expenses increased by approximately $212,000 as employees were added and compensation levels were brought in line with the marketplace in an effort to retain and attract qualified employees and directors. Marketing expenses increased by almost $60,000 due to the creation of new programs and the expansion of existing programs. Legal and other professional fees increased by approximately $153,000 primarily as a result of negotiations on the sales and marketing agreement with the Johnson & Johnson subsidiary, Indigo Medical Inc. However, due to the nature of the negotiations, these expenses should be non-recurring. Insurance premiums and property taxes increased by almost $32,000 reflecting the higher asset values of the Company to be insured and taxed. Other S,G&A expenses increased a net of approximately $35,000 in response to the volume increase of workload associated with increased sales.

Other income and expense for the first quarter of this year was approximately $11,000 less than for the same period last year. This decline was primarily due to lower cash balances yielding less interest income partially offset by higher other income.

The Company's income tax rate for both quarters was estimated to be 38%.

On February 24, 1997, the Company announced that it had signed a letter of intent with Indigo Medical Inc., a Johnson & Johnson subsidiary, stating the intent to grant to Indigo the exclusive worldwide right to market and sell TheraSeed(R) for the treatment of prostate cancer. Both Theragenics and Indigo continue to work toward a June 1, 1997 goal for the signing of a definitive agreement. Management believes that provided a final agreement is reached; i) margins will be depressed in the short term because the TheraSeed(R) transfer price to Indigo will be less than the current market price for TheraSeed(R), ii) Indigo in the longer run will be able to increase sales beyond that which Theragenics could accomplish on its own, iii) Theragenics will be able to avoid making the large investment in building a sales and marketing organization that would be necessary if Theragenics were to try to market TheraSeed(R) independently and iv) Theragenics will be able to generate higher sales and profits than it could independently. The Company has announced a price increase effective May 19, 1997. The anticipated impact of this price increase is not believed to be significant since Theragenics will only realize the higher price for the short period of time from May 19, 1997 until the agreement with Indigo goes into effect. No assurance can be given that the Company and Indigo will enter into a definitive agreement or that it will have the anticipated impact on the Company.


Liquidy and Capital Resources

The Company had cash, cash equivalents and short-term investments of $3.3 million on March 31, 1997 compared to $3.0 million on December 31, 1996. Operations generated $1.3 million in cash as net earnings accounted for $1.1 million which was bolstered to $1.8 as the cash shielding impacts of depreciation ($348,000) and tax loss carryforward ($360,000) were included. Credit was increased in trade payables, taxes payable and other liabilities generating and additional $446,000. This was offset by a growth in account receivables, (-$486,000), payment of accrued bonuses and 401K contributions (-$296,000),and the net addition of inventories and other current assets (-$150,000).

During the first quarter of 1997, the Company used $3.4 million for progress payments on the Company's current capacity expansion project. This project, which management expects to cost approximately $20 million, includes a manufacturing facility, four cyclotrons and an administrative facility. Spending to date on the project has been approximately $5.4 million.

During the quarter the Company utilized an additional $2.2 million from its bank credit facility to bring the total outstanding against this $11.0 million credit facility to $5.6 million. The exercise of stock options provided $347,000. The initiation of a secondary offering in the first quarter used $138,000.

Subsequent to March 31, 1997, the Company completed a secondary offering of 2,300,000 shares of common stock (see "Note C" in the Notes to the Financial Statements) generating approximately $32.0 million in net proceeds to the Company.

The previously mentioned letter of intent between Theragenics and Indigo provides for the purchase of $5.0 million of the common stock of Theragenics at prevailing market prices upon the signing of a definitive agreement.

Management believes that the Company's current cash balances, financing arrangements and anticipated cash flow from operations are adequate to meet the financing needs of the Company through 1998. In the event additional financing becomes necessary, management may choose to raise those funds through other forms of financing as appropriate.

Other Matters

Adoption of Stockholder Rights Plan

On February 14, 1997, the Company's Board of Directors adopted a Stockholder Rights Plan (the "Rights Plan"). The Rights Plan contains provisions to protect the Company's stockholders in the event of an unsolicited offer to acquire the Company. Pursuant to the Rights Plan, the Board of Directors declared and paid a dividend of one share purchase right (a "Right") for each outstanding share of Common Stock held of record as of February 28, 1997. The Rights will be represented by, and traded together with, the Common Stock and will expire on February 2007. Prior to the time the rights become exercisable, the Board of Directors may redeem the Rights at a redemption price of $.01 per Right. The description and terms of the Rights are set forth in a Rights Agreement dated as of February 17, 1997 by and between The Company and SunTrust Bank, Atlanta, as Rights Agent.

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding possible benefits associated with the possible alliance with Indigo Medical Inc., future costs of sales, S,G&A expenses and the sufficiency of the Company's liquidity and capital resources. From time to time, the Company may also make other forward-looking statements relating to such matters as well as anticipated financial performance, business prospects, technological developments, research and development activities and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with the management of growth, government regulation of the therapeutic radiological pharmaceutical and device business, dependence on health care professionals, and competition from conventional and newly developed methods of treating localized cancer.

PART II - OTHER INFORMATION

Item 6.- Exhibits and Reports on Form 8-K


         (a)  None

         (b)  Reports on Form 8-K.

              The Company filed a Report on Form 8-K dated January 13, 1997 reporting that the Company had entered into four agreements dated December 27, 1996, each for the purchase of a cyclotron from Ion Beam Applications s.a., the manufacturer of Theragenics' current four cyclotrons. The filing also reported that in an agreement with NationsBank dated December 7, 1996, the Company had secured an $11 million revolving credit facility.

              An amendment to the above referenced Report on Form 8-K was filed on March 25, 1997. This filing reflects incorporation of Securities and Exchange Commission requests pertaining to the confidential portions of the initial Reoort on Form 8-K.

              The Company filed a Report on Form 8-K dated March 26, 1997 announcing the Annual Meeting of Stockholders to held on June 6, 1997 at 10: A.M., at the Gwinnett Civic & Cultural Center, Sugarloaf Parkway, Duluth, Georgia 30136.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  REGISTRANT:

                                  THERAGENICS CORPORATION

                                  By:  /s/ M. Christine Jacobs
                                  ----------------------------
                                      M. Christine Jacobs
                                      President



                                      /s/ Bruce W. Smith
                                  ----------------------------
                                      Bruce W. Smith
                                      Treasurer and
                                      Chief Financial Officer



Dated: May 9, 1997