Form 10-Q
period 1997-06-30
THERAGENICS CORP
filed 1997-08-15
CIK 795551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                         Commission File No.
   June 30, 1997                                  0-15443

  THERAGENICS CORPORATION
       (Exact name of registrant as specified in its charter)


        Delaware                           58-1528626
(State of incorporation)      (I.R.S. Employer Identification Number)



       5325 Oakbrook Parkway
        Norcross, Georgia                                 30093
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

As of August 11, 1997 the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as determined by reference to the closing price of Common Stock as reported on the Nasdaq National Market System, was $399,806,904. As of August 11, 1997 the number of shares of common stock, $.01 par value, outstanding was 14,407,456.

                             THERAGENICS CORPORATION

                                TABLE OF CONTENTS



PART I  - FINANCIAL INFORMATION:

         ITEM 1.  FINANCIAL STATEMENTS                                  Page No.

               Balance Sheets - December 31, 1996 and June 30, 1997
              (unaudited)...........................................       3

               Statements of Earnings for the Three Months and Six
               Months Ended June 30, 1996 and 1997 (unaudited)......       5

               Statements of Cash Flows for the Three Months and Six
               Months Ended June 30, 1996 and 1997 (unaudited)......       6

               Statements of Changes in Stockholders' Equity for the
               Three Months and Six Months Ended June 30, 1997
               (unaudited)..........................................       7

               Notes to Financial Statements........................       9


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS..................................      11

PART II - OTHER INFORMATION

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................      15

SIGNATURE...........................................................      16



                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements
          --------------------

                                           THERAGENICS CORPORATION

                                                BALANCE SHEETS

                                      DECEMBER 31, 1996 AND June 30, 1997

                                                     ASSETS

                                                          December 31,                June 30,
                                                             1996                       1997
                                                         ------------             ------------
                                                                                  (Unaudited)
CURRENT ASSETS
   Cash and short-term investments                       $  2,986,123             $ 36,342,099
   Trade accounts receivable                                2,258,936                4,384,588
   Inventories                                                229,298                  413,228
  Prepaid expenses and other current assets                   133,625                  195,433
      TOTAL CURRENT ASSETS                               ------------             ------------
                                                            5,607,982               41,335,348

PROPERTY AND EQUIPMENT
   Building                                                 3,333,728                3,333,728
   Leasehold improvement                                      138,978                  138,978
   Machinery and equipment                                 11,522,064               14,614,660
   Office furniture and equipment                              65,057                   69,057
                                                         ------------             ------------
                                                           15,059,827               18,156,423
   Less accumulated depreciation
     and amortization                                      (3,237,684)             ( 4,007,183)
                                                         ------------             ------------
                                                           11,822,143               14,149,240
                                                         ------------             ------------
  Land                                                        525,372                  525,372
  Construction in progress                                  5,238,056                6,604,662
                                                         ------------             ------------
       TOTAL PROPERTY & EQUIPMENT                          17,585,571               21,279,274

OTHER ASSETS
  Deferred tax asset                                          360,000                       --
  Patent Costs
  Patent costs                                                 80,685                   76,260
  Other                                                        55,183                    6,424
                                                         ------------             ------------
       TOTAL OTHER ASSETS                                     495,868                   82,684
                                                         ------------             ------------
          TOTAL ASSETS                                   $ 23,689,421             $ 62,697,306
                                                         ============             ============



                                                   THERAGENICS CORPORATION

                                                         BALANCE SHEETS
                                                           (Continued)

                                                DECEMBER 31, 1996 AND JUNE 30, 1997

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          December 31,               June 30,
                                                            1996                       1997
                                                        --------------           --------------
                                                                                   (Unaudited)
CURRENT LIABILITIES:
   Current portion of long term debt                    $  3,458,436             $         --
Trade accounts payable
  Trade accounts payable                                     330,375                  772,895
   Accrued salaries, wages, and payroll taxes                459,421                  386,319
   Income taxes payable                                           --                  732,126
   Other current liabilities                                  56,677                  229,779
                                                        ------------             ------------
   TOTAL CURRENT LIABILITIES                               4,304,909                2,121,119


DEFERRED INCOME TAX                                               --                  535,000

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value,
  50,000,000 shares authorized;  11,814,278
  and 14,399,456 shares had been issued
  as of December 31, 1996 and June 30, 1997,
  respectively.                                              118,143                  143,994
  Additional paid-in capital                              17,616,560               54,956,058
  Retained earnings                                        1,649,809                4,941,135
                                                        ------------             ------------
    TOTAL STOCKHOLDERS' EQUITY                            19,384,512               60,041,187
                                                        ------------             ------------
      TOTAL LIABILITIES/STOCKHOLDERS' EQUITY            $ 23,689,421             $ 62,697,306
                                                        ============             ============


The  accompanying  notes are an  integral  part of these statements.




                                                                     THERAGENICS CORPORATION

                                                                      STATEMENTS OF EARNINGS
                                                  FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1997
                                                                             (Unaudited)

                                                   Three Months                                       Six Months
                                                   Ended June 30                                     Ended June 30
                                       -------------------------------------            -------------------------------------
                                            1996                    1997                     1996                    1997
                                       -------------           -------------            -------------           -------------

REVENUES:
Sales..........................        $  2,726,535            $  6,147,499             $  5,423,569            $ 10,229,857
Licensing fee..................                 --                   25,000                  101,322                  50,000
                                        -----------             -----------              -----------             -----------
                                          2,726,535               6,172,499                5,524,891              10,279,857
COSTS & EXPENSES:
   Cost of sales...............             886,988               1,559,340                1,640,611               2,704,701
   Selling, general and
     administrative............             770,828               1,390,978                1,463,600               2,576,106
   Research and development                   1,085                  30,112                    2,174                  34,477
                                        -----------             -----------              -----------             -----------
                                          1,658,901               2,980,430                3,106,385               5,315,284
OTHER INCOME (EXPENSE):
   Interest income.............              34,262                 381,488                   72,157                 394,719
   Interest expense............             ( 9,580)                ( 7,992)                 (12,669)                (14,621)
   Other.......................                 908                 (45,676)                 ( 7,065)                (36,081)
                                        -----------             -----------              -----------             -----------
                                             25,590                 327,820                   52,423                 344,017
NET EARNINGS BEFORE
 INCOME TAXES..................        $  1,093,224            $  3,519,889                2,470,929               5,308,590
Income tax expense.............             415,425               1,337,558                  938,953               2,017,264
                                        -----------             -----------              -----------             -----------
NET EARNINGS...................        $    677,799            $  2,182,331             $  1,531,976            $  3,291,326
                                        ===========             ===========              ===========             ===========
NET EARNINGS PER COMMON SHARE
(Note B).......................        $        .06            $        .15             $        .13            $        .24
                                        ===========             ===========              ===========             ===========
WEIGHTED AVERAGE SHARES                  12,203,945              14,762,729               12,170,261              13,586,435
                                        ===========             ===========              ===========             ===========

The accompanying notes are an integral part of these statements.



                                                                    THERAGENICS CORPORATION
                                                                    STATEMENTS OF CASH FLOWS
                                               FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1997
                                                                          (Unaudited)

                                                                     Three Months                            Six Months
                                                                     Ended June 30                          Ended June 30

                                                            1996                 1997                 1996                1997
                                                      ----------------    ----------------     ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings.......................................  $    677,799         $  2,182,332        $   1,531,976        $   3,291,326
 Adjustments to reconcile net earnings
 to net cash provided by operating
 activities:
   Depreciation and amortization....................       227,053              425,478              444,618              773,924
   Changes in assets and liabilities:
   Accounts receivable..............................       107,987           (1,639,921)            (397,415)          (2,125,652)
   Inventories......................................     (  39,085)          (  100,435)            (    692)          (  183,930)
   Prepaid expenses and other current assets........        63,443                4,687             ( 42,179)          (   61,808)
   Deferred tax asset...............................     (  93,443)                  --              426,067              360,000
   Other assets.....................................           538                   --             (  3,729)                  --
   Trade accounts payable...........................       310,038              179,961              356,460              442,520
   Accrued salaries, wages and payroll taxes........        89,574              223,369                4,960           (   73,102)
   Income taxes payable.............................            --              662,558                   --              732,126
   Other current liabilities........................        11,090               59,021               24,653              173,102
   Deferred tax liability...........................            --              535,000                   --              535,000
                                                        ----------           ----------           ----------           ----------
     Total Adjustments                                     677,195              349,718              812,743              572,180
                                                        ----------           ----------           ----------           ----------
        Net cash provided by
        operating activities........................     1,354,994            2,532,050            2,344,719            3,863,506

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases and construction of property
     and equipment..................................    (1,912,690)          (1,077,414)          (3,716,749)          (4,463,202)
                                                        ----------           ----------           ----------           ----------
        Net cash used by investing
        activities..................................    (1,912,690)          (1,077,414)          (3,716,749)          (4,463,202)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of term loan ...........................     ( 126,246)                  --           (  250,205)                  --
  Net borrowing (repayment) of revolving line
    of credit.......................................            --           (5,626,267)                  --           (3,458,436)
  Exercise of stock options and warrants (net)......       669,290                1,500              844,389              348,051
  Secondary Stock Offering (net)....................            --           32,155,201                   --           32,017,298
  Stock purchased for Marketing & Sales Agreement               --            5,000,000                   --            5,000,000
    with Indigo Medical, Inc.(Johnson & Johnson
    Development Corp.)..............................
  Debt issue costs..................................            --               50,889                   --               48,759
                                                        ----------           ----------           ----------           ----------
        Net cash (used) provided by
        financing activities........................       543,044           31,581,323              594,184           33,955,672

NET INCREASE (DECREASE) IN CASH AND
  SHORT-TERM INVESTMENTS............................     (  14,652)          33,035,959           (  777,846)          33,355,976
CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD...............................     2,503,144            3,306,140            3,266,338            2,986,123
                                                        ----------           ----------           ----------           ----------
CASH AND SHORT-TERM INVESTMENTS AT
  END OF PERIOD.....................................   $ 2,488,492         $ 36,342,099         $  2,488,492         $ 36,342,099
                                                        ==========           ==========           ==========           ==========

The  accompanying  notes are an integral part of these statements.



                                                                     THERAGENICS CORPORATION

                                                         STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                             FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                                                           (Unaudited)


                                                  Common Stock
                                            -------------------------      Additional
                                            Number of       Par Value        Paid-in         Retained
                                             shares           $.01           Capital         Earnings          Total
                                           ------------   ------------    -------------   -------------    -------------

BALANCE, December 31, 1996........          11,814,278    $   118,143     $ 17,616,560     $ 1,649,809     $ 19,384,512
 Exercise of stock options........              30,725            307           97,605                           97,912
 Secondary Stock Offering (net)...           2,300,000         23,000       31,994,298                       32,017,298
 Johnson & Johnson Development
   Corp. stock purchase...........             254,453          2,544        4,997,456                        5,000,000
 Income tax benefit from stock
  options exercised...............                                             250,139                          250,139
 Net earnings for the period......                                                           3,291,326        3,291,326

BALANCE, June 30, 1997............          14,399,456    $   143,994      $54,956,058     $ 4,941,135     $ 60,041,187


The accompanying notes are an integral part of these statements.

                             THERAGENICS CORPORATION


                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (Unaudited)



NOTE A - BASIS OF PRESENTATION

The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 1997, and the results of operations, cash flows, and changes in shareholders equity for the three and six months ended June 30, 1997. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements and notes be read in conjunction with the audited financial statements and notes for the year ended December 31, 1996, included in the Form 10-K filed by the Company.

NOTE B - NEW ACCOUNTING PRONOUNCEMENT

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

NOTE C - HEDGING ACTIVITIES

The Company enters into foreign exchange forward contracts to hedge the price risks associated with equipment purchase commitments denominated in foreign currencies. These contracts reduce currency risk from exchange rate movements. The company does not hold foreign exchange forward contracts for trading purposes. Gains and losses are deferred and accounted for as part of the underlying transaction. Deferred gains and losses were not significant at June 30, 1997.

NOTE D - AGREEMENT WITH INDIGO MEDICAL, INC.

On May 30, 1997, the Company reached an agreement with Indigo Medical, Inc. (Indigo), a subsidiary of Johnson & Johnson, granting Indigo the exclusive worldwide right to market and sell Theraseed(R) for the treatment of prostate cancer for a period of seven years with a provision for successive three year renewals. Commencing with this transition, all Theraseed(R) products used for the treatment of prostate cancer will be sold to Indigo.

Item 2. - Management's Discussion and Analysis of
          ---------------------------------------
          Financial Condition and Results of Operations
          ---------------------------------------------

Results of Operations

Revenues - Revenues for the quarter were up 126% over the second quarter of 1997 contributing to Y-T-D revenues ($10,279,857) being 86% higher than the first six months of last year. As in the first quarter of this year, the increase can be primarily attributed to an increase in the number of TheraSeed(R) procedures being performed for the treatment of prostate cancer. Second quarter revenues also increased as a result of a twenty-one percent price increase per seed in May of 1997. Manufacturing continued to provide a consistent flow of product to make the sales gains possible.

The Company's net profit improved 222% to $2,182,331 or $.15 per share in the second quarter of 1997, from $677,799 or $.06 per share for the same period in 1996. Y-T-D profits grew 115% to $3,291,326 from $1,531,976 with earnings per share of $.24 versus $.13.

On May 30, 1997, the Company reached an agreement with Indigo Medical Inc., a Johnson & Johnson subsidiary, granting Indigo the exclusive worldwide right to market and sell TheraSeed(R) for the treatment of prostate cancer. Management believes that as a result of this agreement; i)future margins will be temporarily depressed because the Theraseed(R) transfer price to Indigo will be less than the $38 per seed price for Theraseed(R) charged prior to the recent price increase, ii)as production capacity is added Indigo will be able to increase sales beyond that which Theragenics could accomplish on its own, iii) Theragenics will be able to avoid making the large investment in building a sales, training and marketing organization necessary if Theragenics were to try to continue to market Theraseed(R) independently and iv)ultimately by leveraging Johnson & Johnson's marketing muscle and international presence, Theragenics will be able to generate higher sales and profits than it could independently. Transition of sales and marketing responsibility to Indigo occurred in July at which time Theragenics began selling Theraseed(R) for prostate cancer to Indigo and Indigo in turn began selling to the end user.

Cost and Expenses - Cost of sales for the second quarter of 1997 increased over the second quarter of 1996 by $672,332 primarily due to costs associated with the 126% increase in sales. Year to date 1997 cost of sales increased almost 65% or $1,064,090 over the same period last year reflecting the 86% increase in sales for the same period and the increase in the Company's fixed cost base as a cyclotron was added in the first quarter.

S,G&A expenses for the second quarter of 1997 increased 80% or $620,150 over S,G&A expenses for the second quarter of 1996. As the number of employees grew to support overall increases in the scope of the Company's operations and efforts to attract and retain qualified employees continued, compensation levels and related expenses increased. These expenses accounted for an increase of approximately $219,000 for the second quarter of 1997 compared to the same period in 1996 and a $431,000 increase for 1997 Y-T-D versus 1996 Y-T-D. As a result of negotiations on the sales and marketing agreement with the Johnson & Johnson subsidiary, Indigo Medical, Inc., legal and other professional fees increased by approximately $259,000 in the second quarter 1997 versus 1996 while 1997 Y-T-D spending increased $412,000 over 1996 Y-T-D. Due to the nature of these expenses, however, these charges will be non-recurring. In a direct relationship to the increasing number of shareholders eligible to vote at Theragenics' annual meeting, costs for annual meeting materials and mailing increased by $69,000 for second quarter 1997 over second quarter 1996. Insurance premiums and property taxes increased by $32,000 in second quarter 1997 versus second quarter 1996 and $65,000 for 1997 Y-T-D over 1996 Y-T-D reflecting the higher asset values of the Company to be insured and taxed. Other S,G&A expenses increased a net of approximately $40,000 for 1997 second quarter over 1996 second quarter and $75,000 for 1997 Y-T-D over 1996 Y-T-D in response to the volume increase of workload associated with increased sales.

Investments in research and development increased approximately $32,000 in 1997 over the same six month period in 1996. As the Company grows, the Company expects to continue to increase investments in research and development to improve existing processes and explore other areas of opportunity.

Increases in other income and expense for the second quarter of 1997 and year to date 1997 reflect interest received from short term investments.

Liquidity and Capital Resources

The Company had cash, cash equivalents and short-term investments of $36.3 million on June 30, 1997 compared to $3.0 million on December 31, 1996. Operations generated $3.9 million in cash. The following items contributed to this increase. Net earnings accounted for $3.3 million supplemented by the utilization of the $360,000 deferred tax asset, the recognition of a deferred tax liability of $535,000 and the accounting for the current income tax payable at $732,126. In addition, non-cash depreciation expense was $773,924, trade accounts payable increased by $442,520 and other current liabilities increased by $173,126. This was primarily offset by a $2 million increase in accounts receivable and small inventory and prepaid expense increases and payment of accrued salaries.

During the first half of 1997, the Company used $4.5 million for progress payments on the Company's current capacity expansion project. This expansion project, which management now estimates will cost approximately $22 million, includes a manufacturing facility and four cyclotrons. Spending on the project to date has been approximately $6.2 million.

Early in the second quarter the entire outstanding amount, $3.5 million, from Theragenics' credit facility was repaid effectively closing the credit facility. Consequently, all remaining lump sum issue costs (approximately $51,000) related to the credit facility that were to be amortized over the life of the loan were expensed in the second quarter.

Early in the second quarter, the Company completed a underwritten public offering of 2,300,000 shares of common stock generating approximately $32.1 million in net proceeds to the Company after commissions and other expenses. The Company has utilized and will continue to utilize the proceeds for the capacity expansion project mentioned previously. The Company has and will continue to invest unused portions of the proceeds in short-term, liquid, investment grade instruments, certificates of deposit or direct or guaranteed obligations of the United States or its agencies. Exercise of options and warrants generated an additional $.3 million for the Company in the first six month of 1997.

In connection with the definitive sales and marketing agreement between Theragenics and Indigo, Johnson & Johnson, through the Johnson & Johnson
Development Corporation, also acquired 254,453 shares of Theragenics common stock through a private placement for an aggregate purchase price of $5.0 million. The share price was established by averaging the average of the high and low daily sales prices of Theragenics common stock over the 20 trading days prior to issuance.

Management believes existing cash and short-term investments together with funds generated from operations will be sufficient to meet the Company's operating requirements through 1998. In the event additional financing becomes necessary, management may choose to raise those funds through other forms of financing as appropriate.

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding possible benefits associated with the alliance with Indigo Medical Inc., future costs of sales, S,G&A expenses, research and development, costs of capacity expansion and the sufficiency of the Company's liquidity and capital resources. From time to time, the Company may also make other forward-looking statements relating to such matters as well as anticipated financial performance, business prospects, technological developments, research and development activities and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with the management of growth, government regulation of the therapeutic radiological pharmaceutical and device business, dependence on health care professionals, and competition from conventional and newly developed methods of treating localized cancer.

PART II - OTHER INFORMATION

Item 2.- Changes in Securities

         On May 30, 1997, the Company issued 254,453 shares of common stock to Johnson & Johnson Development Corporation for proceeds of $5.0 million to the Company in reliance upon the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof.

Item 4.- Submission of Matters to a Vote of Security Holders


         (a) The annual meeting of shareholders was held June 6, 1997;

         (b) Charles M. Klimkowski and Otis W. Brawley, M.D. were reelected to the board of directors and will each serve for a three-year term. Mr. Klimkowski received 11,132,885 votes for his election and 35,747 votes withheld authority. Dr. Brawley received 11,132,815 votes for his election and 35,817 votes withheld authority.

             The appointment of Grant Thornton as independent accountants for the Company for the fiscal year ending December 31, 1997, was ratified and approved by a vote of 11,107,586 shares for and 26,475 shares against, with 34,571 shares abstaining from voting.

             An amendment to the Company's 1995 Stock Option Plan to limit individual annual awards thereunder was approved by a vote of 10,766,717 shares for and 307,884 shares against, with 94,031 shares abstaining.

             The Company's 1997 Stock Incentive Plan was approved by a vote of 10,476,878 shares for and 590,781 shares against, with 100,973 shares abstaining.

Item 6.- Exhibits and Reports on Form 8-K


            (a)  Exhibit 27 - Financial Data Schedule

            (b)  Reports on Form 8-K.

                 No reports on Form 8-K were filed during the quarter ended June 30, 1997

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


Dated: August 15, 1997