Form 10-Q
period 1997-09-30
THERAGENICS CORP
filed 1997-11-14
CIK 795551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarter Ended                                    Commission File No.
   September 30,  1997                                          0-15443

                             THERAGENICS CORPORATION
             (Exact name of registrant as specified in its charter)

       Delaware                                        58-1528626
 ----------------------                 ----------------------------------------
(State of incorporation)                (I.R.S. Employer  Identification Number)



         5325 Oakbrook Parkway
           Norcross, Georgia                                        30093
----------------------------------------                     -------------------
(Address of principal executive offices)                          (Zip Code)



Registrant's telephone number, including area code: (770) 381-8338

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

As of November 13, 1997 the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as determined by reference to the closing price of common Stock as reported on the Nasdaq National Market system, was $654,163,020. As of November 13, 1997 the number of shares of common stock, $.01 par value, outstanding was 14,536,956.

                             THERAGENICS CORPORATION

                                TABLE OF CONTENTS


---------------------------------------------------------------------------Page
      PART I  - FINANCIAL INFORMATION:

           ITEM 1.  FINANCIAL STATEMENTS

               Balance Sheets - December 31, 1996 and September 30,
               1997 (unaudited) .............................................3

               Statements of Earnings for the Three and Nine Months
               Ended September 30, 1996 and 1997 (unaudited) ................5

               Statements of Cash Flows for the Three and Nine Months
               Ended September 30, 1996 and 1997 (unaudited).................6

               Statements of Changes in Stockholders' Equity for
               the Nine Months Ended September 30, 1997 (unaudited)..........8

               Notes to Financial Statements.................................9

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS..........................10

      PART II - OTHER INFORMATION

      ITEM 2.  EXHIBITS AND REPORTS ON FORM 8-K.............................13

      SIGNATURE.............................................................14

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

                             THERAGENICS CORPORATION
                                 BALANCE SHEETS
                    DECEMBER 31, 1996 AND SEPTEMBER 30, 1997

                                     ASSETS

                                             December 31,        September 30,
                                                1996                 1997
                                          ----------------     ----------------
                                                                   (Unaudited)

  CURRENT ASSETS
     Cash and short-term investments         $  2,986,123        $ 35,428,093
     Trade Accounts Receivable (Note C)         2,258,936           6,155,777
     Inventories                                  229,298             468,680
     Prepaid expenses and other
       current assets                             133,625             268,857
                                          ----------------    ----------------
           Total current assets                 5,607,982          42,321,407

    PROPERTY AND EQUIPMENT
     Building                                   3,333,728           3,333,728
     Leasehold Improvement                        138,978             138,978
     Machinery and equipment                   11,522,064          14,660,908
     Office furniture and equipment                65,057              66,464
                                          ----------------    ----------------
                                               15,059,827          18,200,078
     Less accumulated depreciation
      and amortization                         (3,237,684)         (4,405,241)
                                          ----------------    ----------------

     Land                                         525,372             525,754
     Construction in progress (Note D)          5,238,056           9,603,719
                                          ----------------    ----------------
          Net property and equipment           17,585,571          23,924,310

    OTHER ASSETS
     Deferred Tax Asset                           360,000                  --
     Patent Costs                                  80,685              74,048
     Other                                         55,183               6,424
                                          ----------------    ----------------
          Total other assets                      495,868              80,472
                                          ----------------    ----------------


    Total assets                             $ 23,689,421        $ 66,326,189
                                          ================    ================


                             THERAGENICS CORPORATION

                                 BALANCE SHEETS
                                   (Continued)

                    DECEMBER 31, 1996 AND SEPTEMBER 30, 1997

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                            December 31,          September 30,
                                               1996                   1997
                                         ----------------     ----------------
                                                                  (Unaudited)
     CURRENT LIABILITIES:
         Current portion of long
           term debt                         $  3,458,436         $        --
         Trade accounts payable                   330,375             294,764
         Accrued salaries, wages,
           and payroll taxes                      459,421             459,163

         Income taxes payable                          --             799,492
         Other current liabilities                 56,677             237,351
                                          ----------------    ----------------
             Total current liabilities          4,304,909           1,790,770


      LONG TERM LIABILITIES:
         Deferred Tax Liability                       --            1,000,000


      SHAREHOLDERS' EQUITY:
         Common stock, $.01 par value,
         50,000,000 shares authorized;
         11,814,278 and 14,503,706 shares
         had been issued as of December 31,
         1996 and September 30, 1997,
         respectively.                            118,143             145,037
         Additional paid-in capital            17,616,560          55,506,667
         Retained earnings                      1,649,809           7,883,715
                                          ----------------    ----------------
             Total stockholders' equity        19,384,512          63,535,419
                                          ----------------    ----------------

      Total liabilities & SH equity          $ 23,689,421        $ 66,326,189
                                          ================    ================

The accompanying notes are an integral part of these statements.


                                                                    THERAGENICS CORPORATION

                                                                    STATEMENTS OF EARNINGS
                                              FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                                                                          (Unaudited)


                                                   Three Months                                         Nine Months
                                                Ended September 30,                                  Ended September 30,
                                              1996                    1997                    1996                      1997
                                              ----                    ----                    ----                      ----

REVENUES:
    Sales                             $    3,144,297             $  6,992,507           $  8,569,188              $  17,222,364
    Licensing Fees                                --                   25,000                100,000                     75,000
                                     ----------------         ----------------       ----------------           ----------------
                                      $    3,144,297             $  7,017,507           $  8,669,188              $  17,297,364
  COSTS & EXPENSES:
    Cost of sales                            958,030                1,580,207              2,598,640                  4,284,908
    Selling, general, and
      administrative                         721,771                1,179,545              2,185,371                  3,755,651
    Research and development                   1,002                   11,090                  3,177                     45,567
                                     ----------------         ----------------       ----------------           ----------------
                                           1,680,803                2,770,842              4,787,188                  8,086,126
  OTHER INCOME (EXPENSE):
    Interest income                           26,152                  502,970                 98,309                    897,690
    Interest expense                          (9,760)                  (3,893)               (22,429)                   (18,515)
    Other                                        588                      355                ( 6,477)                   (35,726)
                                     ----------------         ----------------       ----------------           ----------------
                                              16,980                  499,432                 69,403                    843,449
  NET EARNINGS BEFORE
    INCOME TAXES                           1,480,474                4,746,097              3,951,403                 10,054,687

    Income tax expense                       562,580                1,803,517              1,501,533                  3,820,781

  NET EARNINGS                               917,894                2,942,580              2,449,870                  6,233,906

  NET EARNINGS PER COMMON
  SHARE (Note B)                      $          .07             $        .20           $        .20              $         .44

  WEIGHTED AVERAGE SHARES                 12,298,440               15,063,301             12,220,313                 14,098,168

  The accompanying notes are an integral part of these statements.


                                                                    THERAGENICS CORPORATION
                                                                    STATEMENTS OF CASH FLOWS
                                               FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                                                                          (Unaudited)


                                                              Three Months                                    Nine Months
                                                           Ended September 30,                            Ended September 30,
                                                     ---------------------------------            ---------------------------------
                                                           1996               1997                      1996              1997
                                                           ----               ----                      ----              ----

  CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Earnings                                  $   917,894           $ 2,942,580               $ 2,449,870      $ 6,233,906

      Adjustments to reconcile net earnings to net cash provided by operating activities:

         Depreciation and amortization                  228,089              398,058                    672,707        1,167,557
         Deferred tax expense                           512,370              465,000                    938,437        1,360,000

      Change in assets and liabilities:
         Accounts receivable                           (436,172)          (1,771,189)                  (833,587)      (3,896,841)
         Inventories                                   ( 27,700)            ( 55,451)                  ( 28,392)        (239,381)
         Prepaid expenses and
            other current assets                         40,375             ( 73,424)                  (  1,804)        (135,232)
         Other assets                                     9,303                   --                      5,574               --
         Trade accounts payable                        (454,360)            (478,131)                  ( 97,900)        ( 35,611)
         Accrued salaries, wages and payroll taxes       41,193               72,844                     46,081         (    258)
         Income taxes payable                                --               67,366                         --          799,492
         Other current liabilities                      181,365                7,572                    206,018          180,673
                                                     -----------          -----------                -----------      -----------
            Total Adjustments                            94,391           (1,367,355)                   907,134         (799,601)
                                                     -----------          -----------                -----------      -----------
      Net cash provided by operating activities     $ 1,012,285           $ 1,575,225               $ 3,357,004      $ 5,434,305



                                                                  THERAGENICS CORPORATION
                                                            STATEMENTS OF CASH FLOWS (continued)
                                   FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997 (Unaudited)


                                                                Three Months                                  Nine Months
                                                              Ended September 30,                         Ended September 30,
                                                     --------------------------------                ----------------------------
                                                           1996                1997                     1996              1997
                                                           ----                ----                     ----              ----

 CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases and construction of property
           and equipment                            $(1,897,771)         $(3,043,095)               $ (5,614,52)     $(7,506,296)
         Patent cost                                         --                2,212                         --            6,637
                                                     -----------          -----------                -----------      -----------
      Net cash provided/(used by investing
      activities                                     (1,897,771)          (3,040,883)                (5,614,520)      (7,499,659)

      CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayment of term loan                         (129,042)                  --                   (379,247)              --
        Net borrowing (repayment) of
            revolving line of credit                         --                   --                         --       (3,458,436)
        Exercise of stock options and
            warrants (net)                              238,210              551,652                  1,082,599          899,703
        Secondary stock offering (net)                       --                   --                         --       32,017,298
            Medical, Inc. (Johnson & Johnson
            Development Corp.)                               --                   --                         --        5,000,000
        Debt Issue Costs                                     --                   --                         --           48,759

      Net cash provided/(used) by financing
      activities                                        109,168              551,652                    703,352       34,507,324
                                                     -----------          -----------                -----------      -----------
      NET INCREASE IN CASH AND
      SHORT-TERM INVESTMENTS                            776,318             (914,006)                (1,554,164)      32,441,970

      CASH AND SHORT-TERM INVESTMENTS
      AT BEGINNING OF PERIOD                          2,488,492           36,342,099                  3,266,338        2,986,123
                                                     -----------          -----------                -----------      -----------

      CASH AND SHORT-TERM INVESTMENTS
      AT END OF PERIOD                              $ 1,712,174          $35,428,093                $ 1,712,174      $35,428,093
                                                    ============         ============               ============     ============

      The accompanying notes are an integral part of these statements.


                                                                   THERAGENICS CORPORATION

                                                        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                                                         (Unaudited)


                                               Common Stock
                                    --------------------------------    Additional
                                        Number of      Par Value         Paid-in           Retained
                                         shares          $.01            Capital           Earnings          Total
                                    ---------------  --------------  -----------------  --------------- ---------------

BALANCE, December 31, 1996            11,814,278      $ 118,143       $ 17,616,560        $ 1,649,809     $ 19,384,512

Exercise of stock options                134,975          1,350            427,063                             428,413
Secondary stock offering (net)         2,300,000         23,000         31,994,298                          32,017,298
Johnson & Johnson Development
   Corp. stock purchase                  254,453          2,544          4,997,456                           5,000,000
Income tax benefit from stock
  options exercised                                                        471,290                             471,290

Net earnings for this period                                                                 6,233,906       6,233,906
                                    --------------- ---------------  -----------------  --------------- ---------------

BALANCE, September 30, 1997           14,503,706       $ 145,037      $ 55,506,667         $ 7,883,715    $ 63,535,419
                                    =============== ===============  =================  =============== ===============

The accompanying notes are an integral part of these statements.

                             THERAGENICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1997
                                   (Unaudited)



NOTE A - BASIS OF PRESENTATION

         The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 1997, and the results of operations and cash flows for the three and nine months ended September 30, 1996 and 1997, and changes in shareholders equity for the nine months ended September 30, 1997. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements and notes be read in conjunction with the audited financial statements and notes for the year ended December 31, 1996, included in the Form 10-K filed by the Company.

NOTE B - NEW ACCOUNTING PRONOUNCEMENT

         The  financial   Accounting  Standards  Board  (FASB)  has  issued  the
         following Statements of Financial Accounting Standards (SFAS):

         SFAS 128, Earnings Per Share, which is effective for financial statements for periods ending after December 15, 1997. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed.

         SFAS 129, Disclosure of Information about Capital Structure, which is effective for financial statements for periods ending after December 15, 1997. SFAS 129 requires disclosure of certain information about a company's securities.

         SFAS 130, Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. SFAS 130 requires companies to include details about comprehensive income that arise during a reporting period. Comprehensive income includes revenue, expenses, gains and losses that bypass the income statement and are reported directly in a separate component of equity.

         SFAS 131,  Disclosures  about  Segments  of an  Enterprise  and Related
         Information, which is effective for financial statements for periods beginning after December 15, 1997. SFAS 131 requires companies to report information about an entity's different types of business activities and the different economic environments in which it operates, referred to as operating segments.

         Management does not expect the adoption of these new standards to have a material impact on the Company's results of operations or financial condition.

NOTE C - SIGNIFICANT CUSTOMERS

         Sales to Indigo Medical, Inc. represented 29% and 72% of total sales for the nine and three months ended September 30, 1997, respectively. Additionally, approximately 76% of accounts receivable were from Indigo at September 30, 1997.

NOTE D - HEDGING ACTIVITIES

         The Company enters into foreign exchange forward contracts to hedge the price risks associated with equipment purchase commitments denominated in foreign currencies. These contracts reduce currency risk from forward contracts for trading purposes. Gains and losses are deferred and accounted for as part of the underlying transaction. Deferred gains and losses were not significant at September 30, 1997.

Item 2. -  Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------


Results of Operations

Revenues - Revenues for the quarter increased 123% over the same period in 1996 contributing to a 100% increase in year to date revenues ($17 million) as compared to the first nine months of last year. As in the first two quarters of this year, the increase can be attributed to an increase in the number of TheraSeed(R) procedures being performed for the treatment of prostate cancer. A capacity constraint on a competing I-125 product was also believed to have contributed to the increase in Theraseed(R) usage compared to the same periods in 1996. Partially offsetting the increase in unit sales was a decrease in the average per unit price received by Theragenics. This per unit decrease was the result of the July 22, 1997 transition of sales and marketing responsibilities from Theragenics to Indigo Medical, a Johnson and Johnson subsidiary.

The Company's net profit improved 221% to $2.9 million or $.20 per share in the third quarter of 1997, from approximately $918,000 or $.07 per share for the same period in the 1996. Year to date profits grew 154% to $6.2 million from $2.45 million with earnings per share of $.44 versus $.20 in 1996. Management believes strong demand for TheraSeed(R) will continue through the fourth quarter. However, repeating these exceptional results in upcoming quarters may be difficult.

Costs and Expenses - Cost of sales for the third quarter of 1997 increased $622,000 or 65% over the third quarter of 1996. This increase was primarily due to costs associated with the 123% increase in sales partially offset by economies of scale. Year to date cost of the sales increased almost 65% or $1.7 million over the same period last year, reflecting the 100% increase in sales over the same period last year, which was also partially offset by economies of scale.

S, G & A expenses for the third quarter of 1997 increased 63% or approximately $458,000 over S, G & A expenses for the third quarter of 1996. Year to date, S, G & A expenses increased 72% or approximately $1.6 million over expenses for the same period last year. However, S, G & A expenses declined to 17% of sales revenue for the third quarter of 1997 and to 22% of year to date sales revenue, as compared to 23% of sales revenue for the third quarter of 1996 and 26% of sales revenue for the 1996 year to date. The number of employees has increased reflecting the larger scope of the Company's operations while efforts to attract and retain qualified employees continued. As a result, compensation and related expenses increased by approximately $175,000 for the third quarter of 1997 compared to the same period in 1996 and by approximately $606,000 for the first nine months of 1997 versus the same period last year. Also contributing to this increase, legal and other professional fees increased by approximately $222,000 for the quarter and by approximately $634,000 year to date. Insurance premiums, property taxes and franchise taxes increased by $36,000 in the third quarter 1997 verses third quarter 1996 and $101,000 for 1997 year to date over 1996 year to date, reflecting the higher asset values of the Company to be insured and taxed. These increased expenses were partially offset in the quarter by a reduction in sales and marketing expenses as a result of transition of many of those activities to Indigo; however, year to date expenses in this area increased.

Investments in research and development increased approximately $10,000 for the third quarter 1997 versus the third quarter and 1996 while year to date research and development increased $42,000. The Company expects its investments in research and development to increase in the future as the Company continues to explore improvements in existing processes and other areas of opportunity.

Increases in other income and expense for the third quarter of 1997 and year to date 1997 reflect interest received from short-term investments.

Liquidity and Capital Resources

The Company had cash, cash equivalents and short-term investments of $35.4 million on September 30, 1997 compared to $3.0 million on December 31, 1996. Operations generated $5.4 million in cash. The following items contributed to this $5.4 million increase. Net earnings accounted for $6.2 supplemented by an increase in income tax payable of $800,000, and the cash shielding effects of depreciation and amortization and deferred tax expense totaling $2.5 million. Offsetting these items were increases in accounts receivable ($3.9 million), inventories ($239,000) and prepaid expenses and other current assets ($135,000).

During the first nine months of 1997, the Company used $6.1 million for progress payments on the Company's current capacity expansion project and $1.4 million on other capital projects. This expansion project which management currently estimates will cost approximately $28 million includes a manufacturing facility and four cyclotrons. Spending on this expansion through the end of September has been approximately $7.8 million.

Financing activities generated $34.5 million for the Company in 1997, representing $32 million in net proceeds from an April 1997 secondary stock offering, $5.0 million as a payment associated with the Indigo marketing and sales agreement and $.9 million from the exercise of stock options and warrants. These inflows were offset by repayment of the Company's revolving line of credit in the amount of $3.5 million.

Management believes existing cash and short-term investments together with funds generated from operations will be sufficient to meet the Company's operating requirements through 1998. In the event additional financing becomes necessary, management may choose to raise those funds through other forms of financing as appropriate.

This document contains certain forward-looking statements within the meaning of the private securities litigation reform act of 1995 including, without limitation, statements regarding possible benefits associated with the alliance with Indigo Medical Inc., future costs of sales, S, G & A expenses, research and development, cost of capacity expansion and the sufficiency of the Company's liquidity and capital resources. From time to time, the company may also make other forward-looking statements relating to such matters as well as anticipated financial performance, business prospects, technological developments, research and development activities and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with the management of growth, government regulation of the therapeutic radiological pharmaceutical and device business, dependence on health care professionals, and competition from conventional and newly developed methods of treating localized cancer.

PART II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form  8-K

      (a)  Exhibits

             Exhibit 10 - Marketing and Sales Agreement by and between the Company and Indigo Medical, Inc. dated May 30, 1997. *

             Exhibit 27 - Financial Data Schedule

      (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 1997.






     * Confidential portions of Exhibit 10 have been redacted and filed separately with the Securities and Exchange Commission.

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


                                          REGISTRANT:
                                          THERAGENICS CORPORATION


                                          By: /s/ M. Christine Jacobs
                                          ---------------------------
                                          M. Christine Jacobs
                                          President


                                          PRINCIPAL FINANCIAL OFFICER:


                                           /s/ Bruce W. Smith
                                          --------------------------
                                          Bruce W. Smith
                                          Treasurer and Chief Financial Officer


Dated: November 13, 1997