Form 10-K
period 1997-12-31
THERAGENICS CORP
filed 1998-04-01
CIK 795551

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
       SECURITIES EXCHANGE ACT OF 1934

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                   Commission File No.
   December 31, 1997                              0-15443

                      THERAGENICS CORPORATION
  (Exact name of registrant as specified in its charter)

        Delaware                          58-1528626
(State of incorporation)     (I.R.S. Employer Identification Number)

      5325 Oakbrook Parkway
       Norcross, Georgia                              30093
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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.

  As of March 16, 1998 the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, as determined by reference to the closing price of the Common Stock as reported on the Nasdaq National Market system, was $1,003,681,314.

  As of March 16, 1998 the number of shares of common stock, $.01 par value, outstanding was 14,546,106.

  Documents incorporated by reference: Proxy Statement for the registrant's 1998 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997, is incorporated by reference in Part III herein.

Part I

Item 1.  BUSINESS

General

    Theragenics Corporation ("Theragenics" or the "Company") is a leader in the production and sales of implantable radiation devices ("seeds") used in the treatment of prostate cancer. The Company produces and sells TheraSeed(R); a FDA-licensed device based on Pd-103, a radioactive isotope. Management believes the Company is currently the only company commercially producing Pd-103 for use in medical devices. In the treatment of prostate cancer, TheraSeeds(R) are implanted ("seeding") into the prostate in a one-time, minimally invasive procedure. The radiation emitted by the seeds is contained within the immediate prostate area, killing the tumor while sparing surrounding organs. TheraSeed(R) has been shown in independent clinical studies to offer success rates that are comparable to or better than other conventional therapies, while being associated with a reduced incidence of side effects. In addition, TheraSeed(R) offers significant quality of life and cost advantages. Since 1987, TheraSeed(R) has been used by physicians in over 400 centers across the United States. Sales of TheraSeed(R) increased 58% in 1996 and 99% in 1997 due to increased and reliable production from the Company's cyclotron-based manufacturing process and higher demand for TheraSeed(R) as a result of increased marketing efforts and the release of favorable clinical data. TheraSeed(R) has also been used on a limited basis to treat cancers of the pancreas, lung, head, neck, oral cavity, brain and eye.

  On May 30, 1997, the Company entered into a sales and marketing agreement with Indigo Medical, Inc., a subsidiary of Johnson & Johnson, granting Indigo the exclusive worldwide right to market and sell TheraSeed(R) for the treatment of prostate cancer. Management believes the alliance with Indigo will provide for sales growth and international expansion while allowing the Company to focus its resources on maintaining its leadership in the production of Pd-103 for prostate cancer treatment and other potential applications. By leveraging the extensive worldwide marketing capability of Indigo and Johnson & Johnson, the Company has eliminated the need to develop an extensive, vertically integrated sales, marketing, education and training network for the sale of TheraSeed(R) for prostate cancer treatment.

    Theragenics received FDA clearance to market TheraSeed(R) in 1986 and commenced product sales in 1987. The Company has been profitable in every quarter since 1991. In 1992, management increased its control over the manufacture of TheraSeed(R) while maintaining quality and regulatory compliance by integrating into the Company the production of Pd-103.

Industry Overview

Prostate Cancer

    Excluding skin cancer, prostate cancer is the most common form of cancer, and the second leading cause of cancer deaths, in men. Based on industry data, the Company estimates that in 1995 the cost of treating prostate cancer exceeded $3.0 billion in the United States. In 1998, the American Cancer Society estimates there will be 184,500 new cases of prostate cancer and an estimated 39,200 deaths associated with the disease. Between 1989 and 1992, prostate cancer incidence rates increased dramatically, probably due to the increasing use of prostate-specific antigen (PSA) blood test screenings. In 1993 and 1994, prostate cancer incidence rates declined as the initial impact of improved diagnosis caught up with already existing but undiagnosed cases of prostate cancer. Overall from 1973 to 1994, incidence rates for white men increased from 63 to 135 per 100,000 and incidence rates for African-American men increased from 106 to 234 per 100,000.

  Prostate cancer incidence and mortality increase with age; 77% of men diagnosed with prostate cancer each year are over 65 years old. While rare in young men, incidence rates accelerate with age. Illustratively, incidence rates are 1 in 100,000 for men under 40, 82 in 100,000 for men ages 50-54, 518 in 100,000 for men ages 60-64, and 1,326 in 100,000 for men ages 70-74. Estimates by the United States Bureau of Census indicate the number of men most prone to prostate cancer, those 40 to 80 years old, will grow to 55 million by 2006 from 45 million in 1996. The Company estimates that in 1997, its U.S. market share in the treatment of early stage localized prostate cancer was approximately 5%.

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

Classification                 Stage of Progression
--------------                  --------------------
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

Source:  American Urological Association Today

    Approximately 58% of new prostate cancer diagnoses are defined as being localized. Prostate cancer is typically curable when detected early, but the lack of early-stage symptoms makes diagnosis difficult. Until 1988, the best method of routine examination had been the digital rectal exam, an uncomfortable subjective determination. In 1988, a diagnostic test was developed that determines the amount of prostate specific antigen ("PSA") present in the blood. PSA is found in a protein secreted by the prostate, and elevated levels of PSA are associated with either prostatitis (a noncancerous inflammatory condition) or a proliferation of cancer cells in the prostate. As stated earlier, the number of new prostate cancers diagnosed increased significantly from 1989 to 1993 as a result of physicians' use of the PSA test. Industry studies have shown that the PSA test can detect prostate cancer as many as five years earlier than the digital rectal exam. The PSA test is currently part of the routine medical check-up for prostate assessment. Transrectal ultrasound tests and biopsies are typically performed on patients with elevated PSA readings to confirm the existence of cancer.

Treatment Options

    In addition to seeding, prostate cancer can be treated with radical prostatectomy ("RP"), external beam radiation therapy ("EBRT"), hormone therapy, chemotherapy and watchful waiting. Some of these therapies may be combined in special cases to address a specific cancer stage or patient need. For example, TheraSeed(R) has been used in combination with EBRT to treat some locally advanced cases of prostate cancer. The treatments that have been most successful are those that remove or kill all of the cancerous tissue while avoiding excessive damage to the surrounding healthy tissue. When the cancerous tissue is not completely eliminated, the cancer typically returns to the primary site, often with metastases to other areas. The following is a summary of treatment options for prostate cancer other than seeding.

 Radical Prostatectomy is a major surgical procedure that involves the complete removal of the prostate gland. This procedure has been used for over 30 years and is considered to be the standard medical treatment for early-stage, localized tumors. RP typically requires a three to seven day hospital stay and a lengthy recovery period (generally four to six weeks). Side effects include impotence and incontinence. The cost of RP ranges from $20,000 to $30,000 per procedure, excluding treatment for side effects and postoperative complications. Approximately 120,000 men underwent RP in 1995.

    External Beam Radiation Therapy involves directing a beam of radiation at the prostate gland to destroy tumorous tissue and has been a common technique for treating many kinds of cancer since the 1950s. EBRT has typically been reserved for early-stage prostate cancer in locally advanced cases where the patient is an inappropriate surgical risk. The therapy consists of a series of daily treatments usually lasting from six to eight weeks. Rectal complications resulting from damage to the rectal wall caused by the radiation beam as it travels to the prostate are the most common side effects. Principal side effects also include incontinence and impotence, but these side effects generally occur with less frequency than they do following RP. EBRT is estimated to cost between $12,000 to $15,000 per patient. Approximately 35,000 men underwent EBRT in 1995.

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

    Watchful Waiting is recommended by some physicians in certain circumstances based on the severity and growth rate of the disease, as well as on the age and life expectancy of the patient. The aim of watchful waiting is to monitor the patient, treat some of the attendant symptoms and determine when more active intervention is required. Watchful waiting has gained popularity among those patients refusing treatment due to side effects associated with radical prostatectomy. Watchful waiting requires periodic physician visits and PSA monitoring.

    In addition to the treatment options described above, other forms of treatment as well as prevention are being developed and tested in clinical settings.

The Theragenics Solution

    Theragenics produces TheraSeed(R), an FDA-cleared device currently used principally in seeding for the treatment of prostate cancer. In this application, TheraSeeds(R) are implanted throughout the prostate gland in a minimally invasive surgical technique under ultrasound guidance. The radiation emitted by the seeds is contained within the immediate prostate area, killing the tumor while sparing surrounding organs. The seeds, whose capsules are biocompatible, are not removed after delivering their radiation dose to the prostate. TheraSeed(R) is best suited for solid localized tumors and is typically classified as a treatment for early-stage disease.

    Management believes TheraSeed(R) offers significant advantages over RP and EBRT. Recent multi-year clinical studies indicate that seeding offers success rates that are comparable to or better than those of RP or EBRT plus reduced complication rates. In addition, the TheraSeed(R) treatment is a one-time outpatient procedure with a typical two to three day recovery period. By comparison, RP is an inpatient procedure typically accompanied by a three to seven day hospital stay and a four to six week recovery period, and EBRT involves six to eight weeks of daily radiation treatments. Treatment with TheraSeed(R) generally costs $10,000 to $15,000 per procedure, which is substantially lower than the cost of RP and comparable to the cost of EBRT.

    TheraSeed(R) is a radioactive "seed"  approximately 4.5 millimeters long and
0.8 millimeters wide, or roughly the size of a grain of rice. Each seed consists of a biocompatible titanium outer capsule containing the radioactive substance Pd-103. The half-life of Pd-103, or the time required to reduce the emitted radiation to one-half of its initial level, is 17 days. The half-life characteristics result in the loss of almost all radioactivity in less than four months.

Treatment Protocol

  Prostate cancer patients electing seed therapy first undergo a transrectal ultrasound test or CT scan, which generates a two-dimensional image of the prostate. With the assistance of a computer program, a three dimensional treatment plan is designed that calculates the number and placement of the seeds required for the best possible distribution of radiation to the prostate.

  Once the implant model has been constructed, the procedure is scheduled and the seeds are ordered. The number of seeds implanted normally ranges from 40 to 100, with the number of seeds varying with the size of the prostate. The procedure is usually performed under local anesthesia in an outpatient setting. An ultrasound probe is first positioned in the rectum to guide needle placement and seed location. Correct needle placement is facilitated by a template, or grid, that covers the perineum (the area between the scrotum and rectum through which the needles are inserted). This template is attached to the ultrasound probe. Implant needles loaded with seeds are assigned to the appropriate template holes as indicated in the treatment plan. Each needle is guided through the template and then through the perineum to its predetermined position within the prostate under direct ultrasound visualization. The seeds are implanted as the needle is withdrawn from the prostate. When all seeds have been inserted, the ultrasound image is again reviewed to verify seed placement.

  An experienced practitioner typically performs the procedure in approximately 60 to 90 minutes, with the patient often returning home at day's end. Seeding has been used as a treatment for prostate cancer since the early 1980s, when seeds containing the radioactive isotope Iodine-125 ("I-125") were implanted in prostate tumors under open surgery. However, this technique fell into disfavor because the seeds were often haphazardly arranged resulting in radiation not reaching all of the targeted cancerous prostate. Compounding this was that often an unintended radiation dose was delivered to healthy surrounding tissues, particularly the urethra and rectum. Clinical results indicate that the computer modeling, advanced imaging and other techniques used in seeding today have significantly ameliorated these drawbacks.

Clinical Results

  Strong Efficacy Results. Clinical data indicates that seeding offers success rates that are comparable to or better than those of RP or EBRT. In a study published in Urology Times in September 1994, Drs. John Blasko and Haakon Ragde of the Northwest Tumor Institute in Seattle, Washington, in a study of 298 men with early-stage prostate cancer, found an actuarial local control rate of 96% after treatment with either PD-103 or I-125 seed implantation. A study published in 1995 by Drs. Blasko and Ragde found 100% of the 111 patients treated with TheraSeed(R) for localized early-stage prostate cancer showed no localized prostate cancer after treatment follow-up ranging from 12-73 months, with a median follow-up of 32 months. The actuarial disease-free rate at 54 months was 89%. Updating their previous study on patients treated with Pd-103 or I-125 for a paper published for the Seminars in Surgical Oncology 1997, Drs. Blasko,
                            -----------------------------
Ragde, Grimm, et al. found a seven-year actuarial local (confined to the prostate) and distal (outside the prostate) disease-free rate of 97% and 95%, respectively for 320 patients treated for localized early-stage prostate cancer. They also presented therein an eight-year actuarial local and distal disease-free rate of 91% and 83%, respectively for 231 patients who were considered to represent higher risks of locally advanced prostate cancer and were treated with a combination of Pd-103 or I-125 seeding and a modified dose of EBRT. A study by Dr. Michael Dattoli of University Community Hospital, Tampa, Florida and Dr. Kent Wallner of Memorial Sloan-Kettering Cancer Center, New York, New York, published in the International Journal of Radiation Oncology, Biology and Physics in July 1996 found a three-year actuarial freedom from biochemical failure (based on PSA scores) of 79% among 73 patients with clinically localized, high risk prostate cancer who were treated with EBRT in combination with Pd-103. This compares favorably to results reported for patients treated with conventional dose EBRT alone. These locally advanced cases are significant because typical RP protocols would not classify them as suitable for surgical treatment.

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


    Lower Treatment Cost. The total cost of seeding is approximately $10,000 to $15,000 per procedure. This is approximately one-half the cost of RP, which ranges from $20,000 to $30,000, excluding treatment for side effects and post-operative complications. Seeding cost is comparable to the cost of EBRT, which ranges from $12,000 to $15,000 for a six-to-eight week course of treatment.

      The following table compares the methods of treatment discussed above with a minimum of five-year outcomes data:

    -------------------------------------- ----------------------------- ------------------------------ ----------------------------
                                                                         External Beam
                                           Radical Prostatectomy         Radiation Therapy              Seeding
    -------------------------------------- ----------------------------- ------------------------------ ----------------------------
                                                                         Outpatient procedure           One-time outpatient
                                           Inpatient procedure with      with daily treatments for      procedure lasting
                                           3-7 day hospital stay         6-8 weeks                      60-90 minutes

    Nature of Treatment
    -------------------------------------- ----------------------------- ------------------------------ ----------------------------
    -------------------------------------- ----------------------------- ------------------------------ ----------------------------
    Targeted Cancer Stage                  A and B                       A, B and C                     A and B
    -------------------------------------- ----------------------------- ------------------------------ ----------------------------
    -------------------------------------- ----------------------------- ------------------------------ ----------------------------
    Five Year Success   Rate(a)            78-83%                        50%                            80-100%
    -------------------------------------- ----------------------------- ------------------------------ ----------------------------
    -------------------------------------- ----------------------------- ------------------------------ ----------------------------
    Recovery Period                        Generally 4-6 weeks           None after 6-8 weeks           2-3 days
    -------------------------------------- ----------------------------- ------------------------------ ----------------------------
    -------------------------------------- ----------------------------- ------------------------------ ----------------------------
    Impotence Rate(b)                      50-90%                        40-60%                         5-15%
    -------------------------------------- ----------------------------- ------------------------------ ----------------------------
    -------------------------------------- ----------------------------- ------------------------------ ----------------------------
    Incontinence Rate(b)                   2-65%                         10-25%                         0-2%
    -------------------------------------- ----------------------------- ------------------------------ ----------------------------
    -------------------------------------- ----------------------------- ------------------------------ ----------------------------
    Cost Per Procedure                     $20,000-$30,000               $12,000-$15,000                $10,000-$15,000
    -------------------------------------- ----------------------------- ------------------------------ ----------------------------

(a) Calculated as the percent of patients disease-free after five years. Rates may be actuarially computed. (b) The percent of patients with normal continence and potency prior to treatment not remaining continent or potent following the procedure. Excludes patients with previous TURPs.

    Management believes TheraSeed(R) represents the best available form of seeding. Another radioactive isotope, Iodine-125 ("I-125"), is also commercially available as a permanent implant. TheraSeed(R) is the first commercially available alternative isotope to I-125 since I-125's introduction in the 1970s. Management believes I-125 and Pd-103 are used with relatively equal frequency in substantially all prostate cancer seeding procedures. Another technique known as "temporary seeding," which involves the temporary placement of an Iridium-based source in or near a tumor, is used in a very small percentage of cases. Management believes Pd-103 has the following advantages over I-125: (i) Pd-103 delivers three times the initial dose rate of I-125, which can yield advantages in treating aggressive cancers, (ii) Pd-103 has approximately one-third the half-life of I-125, which shortens radiation induced side effects and exposure to medical personnel in treatment follow-up; and (iii) unlike I-125, Pd-103 is nontoxic and non-volatile as it decays. Management is not aware of any clinical studies directly comparing the efficacy of Pd-103 versus I-125.

Strategy

  In an effort to enhance market penetration and maintain technological leadership, the Company has signed a sales and marketing agreement with Indigo Medical, Inc., a Johnson & Johnson Company. Management believes that this agreement will allow Theragenics and Indigo to take the seeding treatment of prostate cancer to levels of penetration previously unseen by leveraging the consumer marketing, health care organization network, training capacity and international capabilities of Johnson & Johnson.

Production

    The production of TheraSeed(R) is dependent upon the availability of Pd-103, as well as Rhodium-103 ("Rh-103"), titanium, graphite and lead. With the exception of Pd-103, all of these raw materials are relatively inexpensive and readily available from third party suppliers.

    Pd-103 is a radioactive isotope that can be produced by neutron bombardment of Pd-102 in a nuclear reactor, or by proton bombardment of Rh-103 in a cyclotron. Following the production of Pd-103 from Rh-103 in the cyclotron, the Pd-103 is harvested from the cyclotron and moved through a number of proprietary production processes until it reaches its final seed form.

    To increase its control over timely, consistent and continuing availability, quality and cost of Pd-103, the Company turned away from neutron bombardment of Pd-102 and to the proton bombardment method of producing Pd-103. To accomplish this alternative method of production, the Company contracted in 1992 for the purchase of a cyclotron for in-house production of Pd-103. After the cyclotron was delivered and reliable production of Pd-103 was proven, the Company discontinued its reliance on outside vendors for irradiation services.

    The Company has four cyclotrons in production and is currently installing a fifth, which is scheduled to become operational during the second quarter of 1998. The Company has ordered nine additional cyclotrons, three to be installed in fiscal 1998, and six in fiscal 1999. The Company's cyclotrons are designed, built, installed and tested by a company specializing in the construction of such equipment. A number of proprietary design modifications are incorporated in the cyclotrons. These modifications are subject to confidentiality agreements with the cyclotron manufacturer and the Company's own personnel.

    Due to the highly sophisticated and technical nature of the equipment, the Company has in the past encountered delays and difficulties in the construction, installation and testing of its cyclotrons. Management cannot be certain that such problems will not occur in connection with the construction, installation and testing of the cyclotrons to be installed in 1998 and 1999.

    Cyclotron operations constitute only one component of the TheraSeed(R) manufacturing process. Because the production of TheraSeed(R) is highly sensitive and labor intensive, management is focusing significant attention and effort on automating and otherwise improving all aspects of the Company's manufacturing process. Although the automation process is difficult and time consuming, and has been subject to significant delays, management believes it can improve efficiency, further reduce radiation exposure to personnel and provide additional production capacity for TheraSeed(R).

  During 1997, the Company received certification that its quality control system meets all the requirements of the International Organization for Standards' ISO 9001/EN46001 Quality System Standard. The Company is currently working toward obtaining a CE mark. Receipt of a CE mark is a necessary step for any future launch of Theraseed(R) in the European Community.

Marketing

    Strategic Alliance. In 1997, the Company entered into a sales and marketing agreement with Indigo Medical, Inc., a subsidiary of Johnson & Johnson, granting to Indigo the exclusive worldwide right to market and sell Theraseed(R) for the treatment of prostate cancer. Indigo has assumed responsibility for the education and training of urologists, radiation oncologists and other personnel involved in the use of TheraSeed(R) for the treatment of prostate cancer.

  Management believes the alliance with Indigo will provide for sales growth and international expansion while allowing the Company to focus its resources on maintaining its leadership in the production of Pd-103 for prostate cancer treatment and other potential applications. By leveraging the extensive worldwide marketing capability of Indigo and Johnson & Johnson, the Company eliminates the need to develop an extensive, vertically integrated sales, marketing and education and training network for the marketing of Theraseed(R) for prostate cancer.

  Based on the current high level of demand in the prostate cancer market and production capacity, management does not anticipate having the ability to generate significant sales in other cancer areas in the coming year.

TheraSphere(R)

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

    In addition, I-125 is commercially available as a permanent implant and competes with TheraSeed(R). Management believes I-125 and Pd-103 are used with relatively equal frequency in prostate cancer seeding procedures. I-125's dose rate is approximately one-third that of Pd-103, however, and its half-life is three times longer. Management believes Pd-103 enjoys a competitive advantage over I-125 based on: (i) a higher dose rate, which can yield advantages in treating aggressive cancers, (ii) a shorter half-life, which shortens radiation induced side effects and exposure to medical personnel in treatment follow-up; and (iii) Pd-103 is nontoxic and non-volatile as it decays. Management is aware of no other similar radioactive products competing directly with TheraSeed(R). A number of small companies have announced their intentions to produce I-125 and/or Pd-103 seeds for the treatment of prostate cancer. One such company, a small start-up, consisting of certain former Theragenics' employees, has indicated that they will have one cyclotron installed by the third quarter of 1998 for the purpose of producing Pd-103 for medical devices. Theragenics has initiated legal action against the company for infringement of trade secrets and the legal action is ongoing. To the best of Management's knowledge, Theragenics is still the only company in the world currently producing quantities of Pd-103 for medical devices on a commercial basis.

    Many companies, both public and private, are researching new and innovative methods of preventing and treating cancer. In addition, many companies, including many large, well-known pharmaceutical, medical device and chemical companies, are engaged in radiological pharmaceutical and device research. Significant developments by any of these companies could lessen or eliminate the demand for the Company's products.

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

    The Company's handling of radioactive materials is governed by the State of Georgia in agreement with the NRC. The users of TheraSeed(R) are also required to possess licenses issued either by the states in which they reside or the NRC (depending upon which state is involved and the production process used). The Company's expansion plans require the Company to secure additional permits and licenses from a number of environmental, health and safety regulatory agencies. The Company believes, but cannot assure, that it will be able to acquire the permits and licenses necessary for its planned expansion of its manufacturing capacity in accordance with the Company's timetable for its expansion. The Company to date has not experienced delays in licensing any of its facilities or cyclotrons.

    The Company is required under its radioactive materials license to maintain radiation control and radiation safety personnel, procedures, equipment and processes, and to monitor its facilities and its employees and contractors. The Company is also required to provide financial assurance that end-of-life radiological decommissioning of its cyclotrons and other radioactive areas of its property that contain radioactive materials will be adequately funded by the Company. The Company's decommissioning obligations will increase as its production capacity is expanded.

    The Company disposes of low level radioactive waste to licensed commercial radioactive waste treatment or disposal facilities for incineration or land disposal. Management believes the Company is in compliance with all state and federal regulations. The Company provides training and monitoring of its personnel to facilitate the proper handling of all materials.

Employees

    As of December 31, 1997, the Company had 111 full-time employees (including full-time temporary employees and executive personnel). Of this total, 84 were engaged in development and production of the Company's products. The remainder were engaged in marketing and general corporate activities. The Company's employees are not represented by a union or a collective bargaining unit, and management considers employee relations to be good.

Item 2.  Properties

    The Company owns a 15,245 square-foot, single-story building in Buford, Georgia, leases a 10,752 square-foot, single-story building in Norcross, Georgia, and leases a 2,692 square-foot suite of offices in a four-story office building in Norcross, Georgia. The larger Norcross facility houses the Company's assembly, shipping, and administrative operations, the smaller Norcross facility provides executive office space and the Buford facility houses the Company's cyclotrons and its raw material processing operations. In 1996, the Company purchased 30 acres of land adjacent to its Buford facility. Management is using this land for long-term expansion of the Company's production facilities as manufacturing expands to meet increasing sales demand. Currently under construction on this land is a single story manufacturing facility of approximately 80,000 square feet. Eventually all functions currently housed in the leased Norcross facilities will be relocated to this new site adjacent to its current Buford facility.

Item 3.  Legal Proceedings

    There are currently no material legal proceedings pending or, to the knowledge of management, threatened against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

  The Company did not submit any matter to a vote of its security holders during the fourth quarter of calendar 1997.








PART II

Item 5.         Market for Registrant's Common Equity and Related
                Stockholder Matters

  The Company's Common Stock is traded on the Nasdaq National Market ("Nasdaq"). The trading symbol for the Company's Common Stock on Nasdaq is "THRX." The high and low prices as reported on Nasdaq for the Company's Common Stock for each quarterly period in 1996 and 1997 are as follows:

                                                          High       Low
                                                          ----       ---
1996
First Quarter............................................$12.25     $7.00
Second Quarter............................................18.63      8.63
Third Quarter.............................................19.25     11.75
Fourth Quarter............................................25.63     16.00

1997
First Quarter.............................................27.50     15.75
Second Quarter............................................25.38     15.05
Third Quarter.............................................50.00     22.25
Fourth Quarter............................................54.00.    33.00

  As of March 16, 1998, the closing price of the Company's Common Stock was $69 per share. Also, as of that date, there were approximately 706 holders of record of the Company's Common Stock. The number of record holders does not reflect the number of beneficial owners of the Company's Common Stock for whom shares are held by depositary trust companies, brokerage firms and others.

  On February 14, 1997, the Company's Board of Directors adopted a Stockholder Rights Plan (the "Rights Plan"). The Rights Plan contains provisions to protect the Company's stockholders in the event of an unsolicited offer to acquire the Company, including offers that do not treat all stockholders equally, the acquisition in the open market of shares constituting control without offering fair value to all stockholders and other coercive, unfair or inadequate takeover bids and practices that could impair the ability of the Board of Directors to represent stockholders' interests fully. Pursuant to the Rights Plan, the Board of Directors declared and paid a dividend of one share purchase right (a "Right") for each outstanding share of Common Stock held of record as of February 28, 1997. The Rights, which will expire in February 2007, initially will be represented by, and traded together with, the Common Stock. The Rights are not currently exercisable and do not become exercisable unless certain events occur, including the acquisition of, or commencement of a tender offer for, 15% or more of the outstanding Common Stock. Each Right represents the right to purchase from the Company one share of Common Stock at a purchase price of $120.00, subject to adjustment. In the event certain triggering events occur, including the acquisition of 20% or more of the outstanding Common Stock each Right that is not held by the 20% or more stockholder will entitle its holder to purchase additional shares of Common Stock having a market value of twice the purchase price. As a result, the Rights Plan could add substantially to the cost of acquiring the Company, and consequently could delay or prevent a change in control of the Company. These effects could adversely affect the market price of the Common Stock. Prior to the time the Rights become exercisable, the Board of Directors may redeem the rights at a redemption price of $.01 per Right. The description and terms of the Rights are set forth in a Rights Agreement dated as of February 17, 1997 by and between the Company and SunTrust Bank, Atlanta, as Rights Agent.

Dividend Policy

  The Company has never declared or paid a cash dividend on its Common Stock. It is the present policy of the Board of Directors to retain all earnings to support operations and to finance expansion. Consequently, the Board of Directors does not anticipate declaring or paying cash dividends on the Common Stock in the foreseeable future. The Company's current credit facility restricts the Company's ability to pay dividends if such dividend payment would cause a default under any of the credit facility's financial covenants. Decisions on the payment and amount of future dividends on the Common Stock will depend on the Company's results of operations, capital requirements and financial condition and other relevant factors as determined by the Board of Directors.

Stock Split

  On March 16, 1998, the Company announced a two-for-one stock split to be effected in the form of a 100% stock dividend payable on April 15, 1998 to shareholders of record at the close of business on March 31, 1998.

Item 6.  Selected Financial Data

  The selected financial data set forth below as of December 31, 1996 and 1997 and for each of the years in the three-year period ended December 31, 1997 have been derived from the financial statements of the Company included elsewhere herein, which have been audited by Grant Thornton LLP, independent certified public accountants. The selected financial data as of December 31, 1993, 1994 and 1995 and for each of the years in the two-year period ended December 31, 1994 have been derived from the financial statements of the Company, which have been audited by Grant Thornton LLP but are not included herein. The selected financial data set forth below should be read in conjunction with the financial statements of the Company and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                        Year Ended December 31,


                                                                    1993           1994         1995          1996          1997
                                                                    ----           ----         ----          ----          ----

                                                                    (Dollars and shares in thousands, except per share data)

Statement of Earnings Data:
Product sales.....................................................  $4,091        $4,723      $7,782        $12,257       $12,170
Product sales - affiliate                                               --            --          --             --        12,287
Licensing fees....................................................      --            --          85            100           100
                                                                    ------         -----     ------         -------       -------
                                                                     4,091         4,723       7,867         12,357        24,557
Cost of product sales.............................................   1,678         1,791       2,645          3,736         6,141
Selling, general and administrative...............................   1,607         1,844       2,396          3,198         4,819
Research and development..........................................      36            15          18              7            55
                                                                    ------         -----      ------        -------        ------
                                                                     3,321         3,650       5,059          6,941        11,015
Other income (expense)............................................     (86)          110          64             36         1,306
                                                                    -------       ------      ------        -------        ------
Net earnings before income taxes, extraordinary credit
and cumulative effect of change in accounting
principle.........................................................
                                                                       684         1,183       2,872          5,452        14,848
Income tax expense................................................     254           453       1,100          2,067         5,350
                                                                    ------        ------      ------         ------       -------
Net earnings before extraordinary credit and change in accounting method............................................................
                                                                       430           730       1,772          3,385         9,498
Extraordinary credit..............................................      --            --          --             --            --
Change in accounting method.......................................   2,860            --          --             --            --
                                                                    ------        ------      ------         ------       -------
Net earnings......................................................  $3,290        $  730      $1,772         $3,385        $9,498
                                                                    ======        ======      ======         ======        ======
Earnings per common share-basic
  Income before accounting change.................................  $ 0.04        $ 0.07      $ 0.16         $ 0.29        $ 0.69
    Cumulative effect of a change in
    accounting principle..........................................  $ 0.26            --          --             --            --
    Net Income....................................................  $ 0.30        $ 0.07      $ 0.16         $ 0.29        $ 0.69
Weighted average shares-basic.....................................  10,800        10,935      11,103         11,625        13,763

  Earnings per common share-assuming
    dilution
    Income before accounting change...............................  $ 0.04        $ 0.06      $ 0.15         $ 0.28        $ 0.66
    Cumulative effect of a change in
    accounting principle..........................................  $ 0.24            --          --             --            --
    Net Income....................................................  $ 0.28        $ 0.06      $ 0.15         $ 0.28        $ 0.66
Weighted average shares-diluted...................................  11,705        11,588      11,848         12,291        14,309



                                                                                                           December 31,
                                                                    1993           1994         1995          1996         1997
                                                                    ----           ----         ----          ----         ----
                                                                                                 (In thousands)
Balance Sheet Data:
Cash and short-term investments..................................  $3,083         $2,317       $3,266        $2,986      $30,162
Property, plant and equipment, net...............................   5,647          8,458       10,073        17,586       28,986
Total assets.....................................................  12,619         14,169       16,878        23,689       71,140
Long-term debt, including current installments...................
                                                                    1,330          1,989        1,519         3,458           --
Shareholders' equity.............................................  11,034         11,810       14,769        19,385       67,033


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    Theragenics was founded in 1981 and is engaged in the manufacture and sale of TheraSeed(R), a rice-sized device used for the treatment of localized prostate cancer in a one-time, minimally invasive procedure. In 1986, the Company received FDA clearance for its principal product, TheraSeed(R), for use in any solid localized tumor. Sales increased 58% in 1996 and 99% in 1997 due to increased and reliable production from the Company's cyclotrons and increased demand for TheraSeed(R) as a result of growing market acceptance of this treatment alternative for prostate cancer.

    Production of Pd-103, the radioisotope supplying the therapeutic radiation of TheraSeed(R), has always been a controlling factor in the Company's efforts to generate sales. To increase its control over the timely and consistent availability, quality and cost of Pd-103, the Company converted from reactor produced Pd-103 to an alternative means of producing Pd-103 using a cyclotron. In 1992, the Company contracted for the purchase of a cyclotron for in-house production of Pd-103. After the cyclotron was delivered and reliable production of Pd-103 was demonstrated, the Company discontinued its reliance on outside vendors for irradiation services.

  In view of the scale of the investment necessary to add cyclotrons, the time and effort required to develop the production process, and the Company's limited access to debt and equity capital, the Company undertook a slow and measured roll-out of its TheraSeed(R) product. Management focused primarily on the careful development of relationships with the physician community and on ensuring that the Company's production capabilities could meet demand for its product. The Company added additional cyclotrons in 1995, 1996, and 1997 for a total of four cyclotrons. Four additional cyclotrons are scheduled to become operational in 1998 and six in 1999. Because a cyclotron does not become available for production until approximately 18 months after it is ordered, the accuracy of the Company's long-term plans can significantly affect its results of operations. The delivery of cyclotrons prior to a commensurate increase in demand could adversely impact margins, while inadequate cyclotron capacity could limit the Company's ability to meet demand and achieve maximum sales growth.

    The Company is well underway on a $28 million capital expansion project that includes the purchase of four additional cyclotrons and the construction of a new production facility. Although no assurances can be given, management expects that one new cyclotron will become operational in April, 1998, or shortly thereafter and the next three becoming operational at three month intervals. Contracts were signed for six additional cyclotrons to be delivered in 1999. Again, while no assurances can be given, Management expects one to be operational at the end of the first quarter 1999, three additional by the end of third quarter 1999, and two more by the end of the fourth quarter of 1999, or shortly thereafter. Each of these cyclotrons, including the facility to house each, are estimated to cost less than $5,000,000.

    On May 30,1997, the Company entered into a sales and marketing agreement with Indigo Medical, Inc., a subsidiary of Johnson & Johnson, granting the exclusive worldwide right to market and sell Theraseed(R) for the treatment of prostate cancer. Under the terms of the agreements, Indigo has assumed responsibility for the education and training of urologists, radiation oncologists and other personnel involved in the use of TheraSeed(R) as well as all other sales and marketing activities. The Company continues to be responsible for all manufacturing and distribution for TheraSeed(R).


Results of Operations

 Year Ended December 31, 1997 Compared to Year Ended
December 31, 1996

    Product sales were $24.6 million in 1997 compared to $12.4 million in 1996, an increase of $12.2 million, or 98.4%. Market acceptance of the Company's TheraSeed(R) treatment alternative for prostate cancer grew during 1997. Concurrently, the Company was able to reliably increase production from its cyclotron-based manufacturing and thereby take advantage of increased demand. Sales also reflect that the Company had four cyclotrons available during much of 1997 to meet sales demand as compared to only two cyclotrons throughout 1996.

    Licensing fees represent royalty payments with respect to the Company's licensed TheraSphere(R) technology. Management does not expect licensing fees to become material in the foreseeable future. See Note F of Notes to Financial Statements.

    Cost of product sales was $6.1 million in 1997 compared to $3.7 million in 1996, an increase of $2.4 million, or 64.9%. This increase was due primarily to incremental staffing and cyclotron related costs. Staffing increases were necessary to respond to and anticipate sales growth. Cyclotron operating costs and depreciation increased as all four of the Company's cyclotrons were in service by February, 1997. As cyclotrons come on-line, margins decline because each machine represents excess capacity for a period while carrying its full component of fixed costs, including depreciation. As a percentage of product sales, cost of product sales decreased from 30.5% in 1996 to 25.0% in 1997. This decrease resulted from economies of scale.

    Selling, general and administrative expense was $4.8 million in 1997 compared to $3.2 million in 1996, an increase of $1.6 million, or 50.6%. Primary contributors to this increase were legal and professional fees and compensation and related expense. Legal and professional expense fees increased as the Company completed the Theragenics/Indigo Sales and Marketing Agreement and initiated legal action against a small company founded by former employees. Compensation and related expenses rose as the number of employees increased and salaries were increased reflecting the larger scope of the Company's operations and the need to attract and retain qualified employees. There were also higher expenditures in a number of areas representing support for higher sales levels. Despite these increases, selling, general and administrative expense as a percentage of net sales decreased from 26.1% in 1996 to 19.7% in 1997 due to economies of scale.

  During the periods presented, the Company had no ongoing pure research function. As in the past, much of the development component of research and development of product and processes is incorporated in the manufacturing area and therefore is included in the cost of goods sold category. Management may choose to develop a more traditional research and development program if and when appropriate opportunities are identified and resources are in place.

    Other income (expense) during the periods presented consist principally of interest income, interest expense and the write-off of unamortized loan costs as a result of loan refinancing. Interest income jumped dramatically, reflecting interest on funds received as a result of the secondary stock offering completed in April, 1997. Since these funds will largely be used to fund the Company's expansion program in 1998 and 1999, management expects other income to return to levels consistent with historical amounts.

    The Company's effective income tax rate was approximately 38% in 1996 and approximately 36% in 1997.


Liquidity and Capital Resources

    During 1995, 1996 and 1997, the Company's principal cash needs related to capital spending to increase manufacturing capacity. To manufacture TheraSeed(R), the Company purchases, installs and operates cyclotrons, which involves significant capital investment. The Company has funded its capacity expansions in 1995 and 1996, principally from cash flows from operations and bank borrowings, and in 1997 from cash flows from operations and the proceeds from the secondary offering of common stock completed in April, 1997.

    The Company had cash and short-term investments of $30.2 million at December 31, 1997, compared to $3.0 million at December 31, 1996. Working capital was $39.0 million at December 31, 1997, This compares to $1.3 million at year end 1996, which included $3.5 million representing the current portion of long-term obligations.

    Cash provided by operating activities was, $5.7 million and $14.2 million during 1996 and 1997, respectively. These amounts primarily represent net income supplemented in 1997 by an increase in income tax payable and trade accounts payable, and in all years by the tax sheltering effects of depreciation and deferred tax expense. Offsetting these items were increases in accounts receivable.

    Cash used in investing activities was $8.6 million and $21.2 million in 1996 and 1997, respectively, consisting in each of these years primarily of purchases of property and equipment. Spending in 1996 represents the continuation of a project to add cyclotrons three and four to the facility, the purchase of 30 acres of land for the Company's expansion project and spending on an assembly automation project. Spending in 1997 primarily represents the beginning of a project to add four cyclotrons and a new manufacturing facility having an estimated total cost of approximately $28 million. As of December 31, 1997, approximately $11 million had been spent on this expansion project and less than $2 million on other capital projects. Theragenics invested in marketable securities and held $8.4 million of those securities at December 31, 1997 as disclosed in Note B-3 in the Notes to Financial Statements attached hereto.

    On January 23, 1998, the Company entered into six agreements, each for the purchase of one additional cyclotron. Each cyclotron, including the facility to house it, is expected to cost less than $5 million. The Company has made payments to date on these six cyclotrons totaling approximately $5.5 million as of March 16, 1998.

  Cash provided (used) by financing activities was $(21,000), $2.6 million and $34.2 million in 1995, 1996 and 1997, respectively. Cash flows from financing activities relates principally to bank borrowings and repayments thereof, proceeds from the exercise of stock options and warrants, and in 1997, proceeds from the secondary placement of common stock, and common stock sold to Indigo Medical as part of a sales and marketing agreement.

  Management intends to continue its efforts toward increasing its Pd-103 production capacity. As such, over the next two fiscal years, the Company intends to construct facilities, purchase cyclotrons, purchase other production equipment, invest in research and development, invest in automation, and provide for working capital and general corporate needs.

  Management believes that current cash balances, cash from future operations and its credit facility, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. In the event additional financing becomes necessary, management may choose to raise those funds through other methods of financing as appropriate.

  YEAR 2000 ISSUE: Some computer systems used today were designed and developed using two digits, rather than four, to specify the year. Consequently, such systems may recognize a date of "00" as the year 1900 instead of year 2000. This may cause many computer systems to fail or create inaccurate results unless corrective measures are taken. We are currently implementing, or we have plans to implement, upgrades to computer systems to properly recognize dates after December 31, 1999. The financial impact associated with upgrades to systems to address the year 2000 issue is not expected to have a material effect on the Company's financial position or results of operations in any given year.

  This document contains certain forward-looking statements within the meaning of the private securities litigation reform act of 1995 including, without limitation, statements regarding possible benefits associated with the alliance with Indigo Medical Inc., future costs of sales, S, G & A expenses, research and development, costs and timetable for capacity expansion and the sufficiency of the Company's liquidity and capital resources. From time to time, the Company may make other forward-looking statements relating to such matters as well as anticipated financial performance, business prospects, technological developments, research and development activities and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with the management of growth, government regulation of the therapeutic radiological, pharmaceutical and device business, dependence on health care professionals, competition from conventional and newly developed methods of treating localized cancer, and dependence on a third party cyclotron manufacturer.

Quarterly Results

  The following table sets forth certain consolidated statements of operations data for each of the Company's last eight quarters. This unaudited quarterly information has been prepared on the same basis as the annual audited information presented elsewhere in this Form 10K, reflects all adjustments (consisting only of normal, recurring adjustments) necessary in management's opinion for a fair presentation of the information for the periods covered and should be read in conjunction with the financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period. Quarterly data presented may not reconcile to totals or full year results due to rounding.





                                 1996                                               1997
                                 ----                                               ----
                                First        Second       Third     Fourth          First       Second       Third      Fourth
                                 Qtr          Qtr          Qtr       Qtr             Qtr          Qtr         Qtr        Qtr
                                 ---          ---          ---       ---             ---          ---         ---        ---
                              (Dollars and shares in thousands, except per share data)

Total revenues                 $2,798      $2,727      $3,144    $3,688              $4,107       $6,172     $7,018    $7,260
                                ------      ------      ------    ------              ------      ------     ------    ------
Cost of product sales
                                  753         888         958      1,137               1,145       1,559      1,580     1,856
Selling,
general and                       693         771         722      1,012               1,185       1,391      1,180     1,063
administrative
Research and Development
                                    1           1           1          4                   4          30         11        10
Other income
(expense)                          27          26          17        (34)                 16         328        499       462
                               ------       -----      ------      ------              -----      ------      -----    ------
Net earnings before income      1,378       1,093       1,480      1,501               1,789       3,520      4,746     4,793
taxes

Income tax
expense                           524         415         562        566                 680       1,338      1,803     1,529

                               ------       -----       -----      ------              -----      ------      -----    ------

Net earnings                   $  854      $  678      $  918     $  935              $1,109      $2,182     $2,943    $3,264
                               ======      ======      ======      ======             ======      ======     ======    ======
Earnings per common
share:
  Basic                         $0.07       $0.06       $0.08      $0.08               $0.09       $0.15      $0.20     $0.22
  Diluted                       $0.07       $0.06       $0.08      $0.08               $0.09       $0.15      $0.20     $0.22
Weighted average shares
outstanding
  Basic:                       11,505      11,588      11,658     11,748              11,836      14,229     14,449    14,537
  Diluted                      12,290      12,204      12,298     12,372              12,381      14,730     15,030    15,094


Inflation

    Management does not believe that the relatively moderate levels of inflation which have been experienced in the United States in recent years have had a significant effect on the Company's net sales or profitability.

Item 8.  Financial Statements and Supplementary Data

           See Index to Financial Statements (Page 34) and following pages.

Item 9.  Changes in and Disagreements on Accounting and  Financial Disclosure

           Not Applicable


PART III

Item 10. Directors and Officers of Registrant*

Item 11. Executive Compensation*

Item 12. Security Ownership of Certain Beneficial Owners and Management*

Item 13. Certain Relationships and Related Transactions*
------------------------------
   *Theinformation called for by Items 10, 11, 12 and 13 is omitted from this Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company not later than 120 days after December 31, 1997, the close of its fiscal year.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     a) The following documents are filed as part of this Report.

          1. Financial Statements
             See index to financial statements on page 34

          2. Financial Schedules
             See the index to financial schedules on page 34



          3. Exhibits

              3.1  -    Certificate of Incorporation (1)
              3.2  -    Certificate of Amendment to Certificate
                        of Incorporation (1)
              3.3  -    Certificate of Amendment to Certificate
                        of Incorporation (1)
              3.4  -    By-Laws (1)
              4.1       - See Exhibits 3.1 - 3.4 for provisions in the Company's
                        Certificate of  Incorporation  and By-Laws  defining the
                        rights of holders of the Company's Common Stock.
              4.2  -    Form of Warrant issued to the
                        Representatives of the Underwriters of the
                        Company's Public Offering (1)
              4.3  -    Warrant Agreements dated May 1, 1989 between the
                        Company and James Devas (4)
              4.4  -    Warrant Agreement dated May 8, 1993 between
                        the Company and James Devas (9)
             10.1  -    License Agreement with University of
                        Missouri, as amended (1)
             10.2  -    Agreement with Atomic Energy of Canada, Ltd. (1)
             10.3  -    Reassignment and Release Agreement among the Company,
                        John L. Russell, Jr., and Georgia Tech Research
                        Institute (1)
             10.4  -    1986 Incentive and Non-Incentive Stock
                        Option Plan (1)
             10.5       - Letter of  Agreement  between the Company and Yale-New
                        Haven Hospital (2)
             10.6  -    Lease between the Company and T. Rowe Price
                        Realty Income Fund II dated July 14, 1988 (2)
             10.7  -    Form of Purchase Agreement between the
                        Company and ten institutional investors (3)
             10.8  -    Form of Custody Agreement between the
                        Company and IBJ Schroder Bank & Trust
                        Company (3)
             10.9  -    1990 Incentive and Non-Incentive Stock
                        Option Plan (5)*
             10.10 -    Employment Agreement of Bruce W. Smith (5)*
             10.11 -    Purchase Agreement between Theragenics
                        Corporation and Production Equipment
                        Manufacturer (6)
             10.12 -    Term Loan and Security Agreement between
                        Theragenics Corporation and Heller
                        Financial, Inc. (7)
             10.13 -    Purchase Agreement between Theragenics
                        Corporation and Production Equipment
                        Manufacturer (8)
             10.14 -    Amendment to Purchase Agreement between
                        Theragenics Corporation and Production
                        Equipment Manufacturer (9)
             10.15 -    Employment Agreement of John V. Herndon
                        dated August 1, 1993 (9)*
             10.16 -    Employment Agreement of M. Christine Jacobs* (14)
             10.17 -    Lease between the Company and T. Rowe Price
                        Realty Income Fund II dated January 1, 1994
                        (9)
             10.18 -    Agreement with Nordion International Inc.
                        (11)
             10.19 -    Purchase Agreements between Theragenics
                        Corporation and Production Equipment
                        Manufacturer (12)
             10.20(a)   Purchase  Agreement  dated  December  27,  1996  between
                        Theragenics Corporation and Ion Beam Applications s.a.
                        (15)
             10.20(b)   Purchase Agreement dated December 27, 1996
                        between Theragenics Corporation and Ion Beam
                        Applications s.a. (15)
             10.20(c)   Purchase  Agreement  dated  December  27,  1996  between
                        Theragenics Corporation and Ion Beam Applications s.a.
                        (15)
             10.20(d)   Purchase  Agreement  dated  December  27,  1996  between
                        Theragenics Corporation and Ion Beam Applications s.a.
                        (15)
             10.21 -    Second Amended and Restated Loan and Security Agreement
                        by and between Theragenics Corporation and NationsBank,
                        N.A. (South), Dated as of December 9,
                        1996 (15)
             10.22 -    First modification of Second Amended and Restated Loan
                        and Security Agreement between  Theragenics  Corporation
                        and NationsBank, N.A., Dated September 30, 1997.
             10.23 -    Second  Modification  of Second  Amended and  Restated
                        Loan  and   security   Agreement   between   Theragenics
                        Corporation and  NationsBank,  N.A., Dated November 26,
                        1997.
             10.24 -    Rights Agreement dated as of February 17, 1997 between
                        the Company and SunTrust Bank, Atlanta (16)
             10.25 -    Theragenics  Corporation 1995 Stock Option Plan (17)*
             10.26 -    1997 Stock  Incentive  Plan  (18)*
             10.27 -    Marketing  and Sales Agreement by and between the
                        Company and Indigo Medical, Inc. dated May 30, 1997 (19)
             24.1  -    Consent of Independent Public Accountants
                        for Incorporation by Reference of Audit
                        Report into Registration Statements
             27.1  -    Financial Data Schedule for the years ended December 31,
                        1997 and 1996 (for SEC use only)
             27.2  -    Financial Data Schedule for the interim periods in the
                        year ended December 31, 1997
             27.3  -    Financial Data Schedule for the interim periods in the
                        year ended December 31, 1996

* Management contract or compensatory plan or arrangement identified pursuant to Item 14(a)(3) of Form 10-K

(1) Incorporated by reference to the exhibits filed with the Company's registration statement on Form S-1, File No. 33-7097, and post-effective amendments thereto.
(2) Incorporated by reference to the exhibits to the report on Form 10-K for the period ended December 31, 1988.
(3) Incorporated by reference to the exhibits to the report on Form 10-Q for the period ended June 30, 1989.
(4) Incorporated by reference to the exhibits to the report on Form 10-K for the period ended December 31, 1989.
(5) Incorporated by reference to the exhibits to the report on Form 10-K for the period ended December 31, 1990.
(6) Incorporated by reference to the exhibits to the report on Form 10-K for the period ended December 31, 1991.
(7) Incorporated by reference to the exhibits to the report on Form 10-K for the period ended December 31, 1992.
(8) Incorporated by reference to the exhibits to the report on Form 10-Q for the period ended June 30, 1993.
(9) Incorporated by reference to the exhibits to the report on Form 10-K for the period ended December 31, 1993.
(10) Incorporated by reference to the exhibits to the report on Form 10-K for the period ended December 31, 1994.
(11) Incorporated by reference to the exhibits to the report on Form 8-K dated March 23, 1995.
(12) Incorporated by reference to the exhibits to the report on Form 8-K dated June 29, 1995.
(13) Incorporated by reference to the exhibits to the report on Form 10-K for the period ended December 31, 1995.
(14) Incorporated by reference to the exhibits to the report on Form 10-K for the period ended December 31, 1996.
(15) Incorporated by reference to the exhibits to the report on Form 8-K dated January 13, 1997.
(16) Incorporated by reference to the exhibits to the Company's registration statement on Form 8-1 filed February 27, 1997.
(17) Incorporated by reference to the exhibits to the Common Stock Registration Statement on for S-8, file #333- 15313.
(18) Incorporated by reference to appendix B to the Company's proxy statement for its 1997 Annual Meeting of Stockholders filed on schedule 14A.
(19) Incorporated by reference to the exhibits to the report on Form 10Q for the period ended September 30, 1997.



(b) Reports on Form 8-K

       No reports on Form 8-K were filed by the Company during the last quarter of the most recent fiscal year.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                  THERAGENICS CORPORATION
                                       (Registrant)

                                  By:/s/ M. Christine Jacobs
                                     M. Christine Jacobs
                                     Chief Executive Officer
Dated: March 27, 1998
       Norcross, Georgia

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                      Title                           Date

/s/ M. Christine Jacobs   Chief Executive Officer        3/27/98
M. Christine Jacobs       (Principal Executive Officer);
                          Director

/s/ Bruce W. Smith        Chief Financial Officer,       3/27/98
Bruce W. Smith            Treasurer (Principal
                          Financial Officer) and
                          Secretary

/s/ Charles Klimkowski    Director, Chairman             3/27/98
Charles Klimkowski


/s/ John V. Herndon       Director                       3/27/98
John V. Herndon


/s/ Orwin L. Carter       Director                       3/27/98
Orwin L. Carter


/s/ Peter A.A. Saunders   Director                       3/27/98
Peter A.A. Saunders


/s/ Otis W. Brawley       Director                       3/27/98
Otis W. Brawley

THERAGENICS CORPORATION

TABLE OF CONTENTS


                                                           Page

    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ................35
    (For the periods ended December 31, 1995, 1996 and 1997)

    FINANCIAL STATEMENTS

    Balance Sheets - December 31, 1996 and 1997 .............36

    Statements of Earnings for the Three Years Ended
    December 31, 1997 .......................................37

    Statement of Shareholders' Equity for
    the Three Years Ended December 31, 1997 .................38

    Statements of Cash Flows for the Three Years Ended
    December 31, 1997 .......................................40

    NOTES TO FINANCIAL STATEMENTS ...........................42

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Theragenics Corporation

         We have  audited  the  balance  sheets of  Theragenics  Corporation  (a
Delaware corporation) as of December 31, 1996 and 1997, and the related statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Theragenics Corporation as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




Atlanta, Georgia
January 15, 1998

                                              THERAGENICS CORPORATION
                                                  BALANCE SHEETS


                                                 December 31,


                                                                                        1996                      1997

                                                                                ---------------------     ----------------------

 ASSETS
    CURRENT ASSETS
       Cash and short-term investments                                                $  2,986,123                30,161,614
       Marketable securities                                                                    --                 8,391,807
       Trade accounts receivable, less
       allowance of $0 in 1996 and $65,446 in 1997                                       2,258,936                 2,925,390
       Inventories                                                                         229,298                   433,873
       Prepaid expenses and other current assets                                           133,625                   160,620
                                                                                 --------------------       -------------------
          Total current assets                                                           5,607,982                42,073,304
     PROPERTY, PLANT AND EQUIPMENT - AT COST
       Building and improvements                                                         3,333,728                 3,333,728
       Leasehold improvements                                                              138,978                   138,978
       Machinery and equipment                                                          11,522,064                14,698,623
       Office furniture and equipment                                                       65,057                    66,464
                                                                                  --------------------     --------------------
                                                                                        15,059,827                18,237,793
       Less accumulated depreciation                                                    (3,237,684)               (4,695,669)
                                                                                  -------------------      --------------------
                                                                                        11,822,143                13,542,124
       Land                                                                                525,372                   525,754
       Construction in progress                                                          5,238,056                14,917,788
                                                                                  -------------------      --------------------
                                                                                        17,585,571                28,985,666
     OTHER ASSETS
       Deferred income tax asset                                                           360,000                        --
       Patent costs                                                                         80,685                    71,836
       Other                                                                                55,183                     9,503

                                                                                  -------------------      --------------------
                                                                                           495,868                    81,339
                                                                                  -------------------      --------------------

   Total Assets                                                                         23,689,421         $      71,140,309
                                                                                  ===================      ====================
   LIABILITIES AND SHAREHOLDERS' EQUITY
    CURRENT LIABILITIES
   Current portion of long-term debt                                                     3,458,436                    --
      Trade accounts payable                                                               330,375                 1,435,154
      Accrued salaries, wages and payroll taxes                                            459,421                   689,610
      Income taxes payable                                                                   --                      845,364
      Other current liabilities                                                             56,677                   137,097
                                                                                  -------------------     ---------------------
         Total current liabilities                                                       4,304,909                 3,107,225
    DEFERRED INCOME TAXES                                                                       --                 1,000,000
    COMMITMENTS AND CONTINGENCIES                                                               --                        --
    SHAREHOLDERS' EQUITY
     Common stock authorized 50,000,000 shares of $.01 par
     value;            issued and outstanding, 11,814,278 in 1996 and
    14,537,841 in 1997                                                                     118,143                   145,378
   Additional paid-in capital                                                           17,616,560                55,740,366
   Retained earnings                                                                     1,649,809                11,147,340
                                                                                  -------------------     ---------------------
                                                                                  -------------------     ---------------------
                                                                                        19,384,512                67,033,084
                                                                                  -------------------     ---------------------
                                                                                  ===================     =====================
    Total Liabilities and Shareholders' Equity                                    $     23,689,421        $       71,140,309

                                                                                  ===================     =====================

The accompanying notes are an integral part of these statements.

                                              THERAGENICS CORPORATION

                                              STATEMENTS OF EARNINGS
                                              Year ended December 31,

                                                               1995                   1996                   1997
                                                      --------------------  ----------------------  ---------------------

REVENUE
  Product sales                                       $         7,781,962   $          12,257,165   $         12,169,724
  Product sales - affiliate                                            --                      --             12,287,650
     Licensing fees                                                85,431                 100,000                100,000
                                                      --------------------  ----------------------  ---------------------
                                                      --------------------  ----------------------  ---------------------
                                                                7,867,393              12,357,165             24,557,374
                                                      --------------------  ----------------------  ---------------------

COSTS AND EXPENSES
  Cost of product sales                                         2,645,730               3,735,669              6,141,330
   Selling, general
        and                                                     2,395,846               3,198,663              4,818,650
        administrative
  Research and development                                         17,954                   6,952                 55,390
                                                      --------------------  ----------------------  ---------------------
                                                      --------------------  ----------------------  ---------------------
                                                                5,059,530               6,941,284             11,015,370
                                                      --------------------  ----------------------  ---------------------
OTHER INCOME (EXPENSE)
  Interest income                                                143,424                  126,953              1,361,890
  Interest expense                                               (51,967)                (84,517)               (21,095)
  Other                                                          (26,995)                 (6,311)               (35,268)
                                                      ---------------------   ---------------------   --------------------
                                                      --------------------  ----------------------  ---------------------
                                                                   64,462                  36,125             1,305,527
                                                      --------------------  ----------------------  ---------------------

Net earnings before income  taxes                               2,872,325               5,452,006             14,847,531

Income tax expense                                              1,100,000               2,067,500              5,350,000
                                                      --------------------  ----------------------  ---------------------

               Net earnings                                   $ 1,772,325             $ 3,384,506            $ 9,497,531
                                                      ====================  ======================  =====================

Net earnings per common share
  Basic                                                        $       .16   $                 .29           $       .69
                                                      ====================  ======================  =====================

  Diluted                                                       $      .15            $       .28            $       .66
                                                      ====================  ======================  =====================



                            Theragenics Corporation

                     STATEMENTS OF SHAREHOLDERS' EQUITY

                    For the three years ended December 31, 1997



                                                                                                 Retained
                                                          Common stock        Additional         earnings
                                                    Number of     Par value       paid-in       (accumulated
                                                     shares         $.01          capital         deficit)           Total

Balance, December 31, 1994                         10,961,887  $   109,618   $   15,207,453   $  (3,507,022)    $ 11,810,049

Exercise of stock options, net of 17,102
  common shares redeemed                              432,898        4,330          469,717               -          474,047

Income tax benefit from stock options exercised             -            -          713,000               -          713,000

Net earnings for the year                                   -            -                -       1,772,325        1,772,325
                                                -------------    ----------  --------------  --------------    -------------
Balance, December 31, 1995                         11,394,785       113,948      16,390,170      (1,734,697)      14,769,421

Exercise of stock options, net of 11,723
   common shares redeemed                             379,493         3,795         398,163               -          401,958

Exercise of warrants                                   40,000           400         299,600               -          300,000

Income tax benefit from stock options exercised             -             -         528,627               -          528,627

Net earnings for the year                                   -             -               -       3,384,506        3,384,506
                                                 ------------    ----------  --------------  --------------    -------------
Balance, December 31, 1996                         11,814,278       118,143      17,616,560       1,649,809       19,384,512

                                    Theragenics Corporation

                              STATEMENTS OF SHAREHOLDERS' EQUITY - CONTINUED

                               For the three years ended December 31, 1996


                                                                                                  Retained
                                                          Common stock          Additional        earnings
                                                    Number of      Par value     paid-in        (accumulated
                                                    shares          $.01         capital          deficit)         Total
                                                    ------------------------   -----------    -------------    ------------


Issuance of common stock in secondary public
  offering, net of offering costs of $2,482,701    2,300,000        23,000    31,994,299                -       32,017,299

Issuance of common stock to Johnson & Johnson
  Development Corporation                            254,453         2,544     4,997,456                -        5,000,000

Exercise of stock options, net of 1,000 common
  shares redeemed                                    149,110         1,491       492,615                -          494,106

Exercise of warrants                                  20,000           200       149,800                -          150,000

Income tax benefit from stock options exercised            -             -       489,636                -          489,636

Net earnings for the year                                  -             -             -        9,497,531        9,497,531
                                                  ----------     ---------    ----------       ----------       ----------

Balance, December 31, 1997                        14,537,841     $ 145,378   $55,740,366     $ 11,147,340      $67,033,084
                                                  ==========     =========    ==========      ===========       ==========



The accompanying notes are an integral part of these statements.

                             Theragenics Corporation

                           STATEMENTS OF CASH FLOWS

                             Year ended December 31,



                                                                      1995              1996                1997
                                                              --------------      -------------       -------------

Cash flows from operating activities:
   Net earnings                                                  $ 1,772,325        $ 3,384,506         $ 9,497,531
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Deferred income taxes                                       1,082,000          1,972,000           1,850,000
       Depreciation and amortization                                 828,072          1,114,919           1,466,834
       Provision for doubtful accounts receivable                          -                  -              65,446
       Loss on disposal of property and equipment                      1,677                  -                   -
       Change in assets and liabilities:
         Accounts receivable                                        (603,221)          (923,291)           (731,900)
         Inventories                                                  25,206            (62,343)           (204,575)
         Prepaid expenses and other current assets                    24,280            (66,104)            (26,995)
         Other assets                                                      -                  -              45,680
         Trade accounts payable                                      121,982            (17,816)          1,104,779
         Accrued salaries, wages and payroll taxes                   115,006            234,283             230,189
         Other current liabilities                                   (17,214)            47,369              80,056
         Income taxes payable                                              -                  -             845,364
                                                                   ---------        -----------         -----------

             Net cash provided by operating activities             3,350,113          5,683,523          14,222,409
                                                                   ---------        -----------         -----------

Cash flows from investing activities:
   Purchase and construction of property and equipment            (2,426,961)        (8,555,876)        (12,858,080)
   Purchase of marketable securities                                       -                  -          (8,391,807)
   Maturities of marketable securities                                50,000                  -                   -
   Patent costs                                                       (3,632)                 -                   -
                                                                   ---------        -----------         -----------

              Net cash used by investing activities               (2,380,593)        (8,555,876)        (21,249,887)
                                                                   ---------        -----------         -----------


                                  Theragenics Corporation

                           STATEMENTS OF CASH FLOWS - CONTINUED

                                 Year ended December 31,



                                                                1995                 1996                 1997
                                                          --------------     ----------------       ---------------

Cash flows from financing activities:
   Proceeds from long-term debt                                       -             2,450,225                   -
   Repayment of long-term debt                                 (469,622)             (511,286)         (3,458,436)
   Proceeds from issuance of common stock, net                        -                     -          37,017,299
   Proceeds from exercise of stock options and
     warrants                                                   474,047               701,958             644,106
   Debt issue costs                                             (25,070)              (48,759)                  -
                                                          --------------     ----------------       ---------------

         Net cash (used) provided by
           financing activities                                 (20,645)            2,592,138          34,202,969
                                                          --------------     ----------------       ---------------

Net increase (decrease) in cash and
   short-term investments                                       948,875              (280,215)         27,175,491

Cash and short-term investments
   at beginning of year                                       2,317,463             3,266,338           2,986,123
                                                          --------------     ----------------       ---------------

Cash and short-term investments
   at end of year                                        $    3,266,338        $    2,986,123       $  30,161,614
                                                          ==============     ================       ===============

             Supplemental Schedule of Non Cash Financing Activities

   During 1995, 1996 and 1997, the Company realized an income tax benefit from the exercise and early disposition of certain stock options of approximately $713,000, $529,000 and $490,000, respectively.

Supplementary Cash Flow Disclosure


   Interest paid, net of amounts capitalized                  $       54,000     $       82,000    $         29,000

   Income taxes paid                                          $       15,000     $       99,000    $      2,655,000




The accompanying notes are an integral part of these statements.

                             Theragenics Corporation

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996 and 1997



NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

   Theragenics Corporation (the "Company") was organized in November 1981 to develop, manufacture, and market radiological pharmaceuticals and devices used in the treatment of cancer. The Company manufactures and markets primarily one product, TheraSeed(R), which is used primarily in the treatment of prostate cancer. Use of the Company's product is regulated by the U.S. Food and Drug Administration (FDA). Under a marketing and sales agreement executed with Indigo Medical, Inc. (Indigo) in May 1997, (see Note F) all TheraSeed(R) products used in the treatment of prostate cancer are sold to Indigo. The TheraSeed(R) product is utilized by hospitals, physicians and other health service providers in the United States. The Company therefore is directly affected by changes in technology, as it may apply to cancer treatment, and by FDA regulations and the well being of the health care industry.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

   1.Use of Estimates

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

   2.Cash and Short-Term Investments

   For purposes of reporting cash flows, cash and short-term investments include cash on hand, cash in banks and variable rate demand notes with original maturities of less than 90 days.

   3.Marketable Securities

   Marketable securities are classified as available for sale and are reported at fair value. Fair value is based upon quoted market prices. At December 31, 1997, marketable securities consisted of municipal and hospital authority obligations. Marketable securities of $6,891,807 mature within one year and marketable securities of $1,500,000 mature in 2004 with a put option exercisable in 1998. At December 31, 1997, the fair value of marketable securities approximated amortized cost. No marketable securities were held at December 31, 1996.

                             Theragenics Corporation

                           December 31, 1996 and 1997


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   4.Inventories

   Inventories are stated at the lower of cost or market. Cost is determined using the specific identification method which approximates the first-in, first-out (FIFO) method. Inventories consist primarily of work in process.

   5.Property, Equipment, Depreciation and Amortization

   Property and equipment are recorded at historical cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated services lives on a straight-line basis. Depreciation and amortization expense related to property and equipment charged to operations was approximately $810,000, $1,044,000 and $1,458,000 for 1995, 1996 and 1997, respectively. Estimated services lives are as follows:

                  Building and improvements               30 years
                  Machinery, leasehold improvements,
                    furniture and equipment             5-10 years

   A significant portion of the Company's depreciable assets are utilized in the production of its product. Management periodically evaluates the realizability of its depreciable assets in light of its current industry environment. Management believes that no impairment of depreciable assets exists at December 31, 1997. It is possible, however, that management's estimates concerning the realizability of the Company's depreciable assets could change in the near term due to changes in the technological and regulatory environment.

   The primary machinery and equipment utilized in the Company's manufacturing process has been acquired from one vendor. Currently, the Company has contracts for additional manufacturing equipment with this vendor. Management believes that the vendor has the ability to continue to deliver the equipment in accordance with the terms of the contracts. Any inability of the vendor to meet its obligations for delivery of the equipment could have an adverse affect on the Company's ability to increase its production capacity.

   6.Patent Costs

   The Company capitalizes the costs of patent applications for its products. Amortization is computed on a straight line basis over the estimated economic lives of the patents, commencing at the date of grant of the related patent. Patent costs are net of accumulated amortization of $47,295 and $56,144 at December 31, 1996 and 1997, respectively. Amortization related to patent costs charged to operations was approximately $8,000, $10,000 and $9,000 for 1995, 1996 and 1997, respectively.

                             Theragenics Corporation

                          December 31, 1996 and 1997


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   7.Income Taxes

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

   8.Research and Development Costs

   The costs of research and development and consumable supplies and materials to be used for the development of the Company's intended products are expensed when incurred.

   9.Advertising

   The Company expenses the cost of advertising as incurred. Advertising expense for the years ended December 31, 1995, 1996 and 1997 was approximately $139,000, $229,000 and $230,000, respectively.

   10. Earnings Per Share

   The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS
   128), Earnings Per Share, in the fourth quarter of 1997. Basic net earnings per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net earnings per common share is based upon the weighted average number of common shares outstanding plus dilutive potential common shares, including options and warrants outstanding during the period. All comparative earnings per share data for prior periods presented has been restated.

   11. Stock Based Compensation

   The Company's stock option plans are accounted for under the intrinsic value method in which compensation expense is recognized for the amount, if any, that the fair value of the underlying common stock exceeds the exercise price at the date of grant.

                             Theragenics Corporation

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                            December 31, 1996 and 1997




NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   12. Fair Value of Financial Instruments

   The Company's financial instruments include cash, cash equivalents, marketable securities and long-term debt. The carrying value of cash and cash equivalents approximates fair value due to the relatively short period to maturity of the instruments. Marketable securities are classified as available for sale and are reported at fair value. The carrying value of the Company's long-term obligations approximates fair value based upon borrowing rates currently available to the Company for borrowings with comparable maturities.

   13. Hedging Activities

   The Company enters into foreign exchange forward contracts to hedge the price risks associated with equipment purchase commitments denominated in foreign currencies. The forward contracts typically mature concurrently with payments required under the equipment purchase contracts. The Company does not hold foreign exchange forward contracts for trading or speculative purposes. Gains and losses are deferred and accounted for as part of the underlying transactions. At December 31, 1997, foreign exchange forward contracts were not significant.


NOTE C - CONSTRUCTION IN PROGRESS

Construction in progress consists primarily of payments made for construction of manufacturing equipment and facilities expansion. Total cost of this project is expected to be approximately $54,000,000 and is expected to be completed in various stages through 1999. Total outstanding commitments of this project at December 31, 1997 are approximately $40,000,000. Construction of equipment and facilities totaling approximately $4,900,000 and $3,000,000 were completed and placed in service during 1996 and 1997, respectively.

                             Theragenics Corporation

                            December 31, 1996 and 1997


NOTE D - INCOME TAXES

   The provision for income taxes is summarized as follows:

                                    1995               1996            1997
                               --------------     -------------    ------------

       Current tax expense     $      18,000      $     95,500     $  3,500,000
       Deferred tax expense        1,082,000         1,972,000        1,850,000
                               --------------     -------------    ------------

                               $   1,100,000      $  2,067,500     $  5,350,000
                               ==============     =============    ============

 The Company's temporary differences result in a deferred income tax asset at December 31, 1996 and a deferred income tax liability at December 31, 1997, summarized as follows:

                                                            December 31,
                                              ----------------------------------
                                                  1996                 1997
                                              ------------          ------------

      Deferred tax assets:
       Net operating loss carryforwards       $   870,000          $          -
       Tax credit carryforwards                   174,000                     -
       Nondeductible accruals and allowances       50,000                60,000
       Other                                       14,000                     -
                                              ------------          ------------
         Gross deferred tax asset               1,108,000                60,000

       Deferred tax liabilities:
         Depreciation                             748,000            (1,060,000)
                                              -----------           ------------

         Net deferred tax asset (liability)   $   360,000          $ (1,000,000)
                                              ===========           ============

   The provision for income taxes differs from the amount of income tax determined by applying the applicable federal rates due to the following:

                                             Year ending December 31,
                                             ------------------------
                                        1995          1996           1997
                                      --------    -----------      ---------

Tax at applicable federal rates    $   977,000    $ 1,854,000    $ 5,097,000
State tax, net                         115,000        208,000        254,000
Tax exempt interest                          -            -          (40,000)
         Other                           8,000          5,500         39,000
                                     ---------    -----------      ---------

                                   $ 1,100,000    $ 2,067,500    $ 5,350,000
                                     =========    ===========      =========

                             Theragenics Corporation

                           December 31, 1996 and 1997




NOTE E - NOTES PAYABLE
   The Company has entered into an amended and restated loan and security agreement ("the loan agreement") with a bank. The loan agreement provides for a revolving credit facility of up to $15,000,000. Interest on outstanding borrowings is payable monthly at the prime rate or at a LIBOR based rate.

   The LIBOR based rate ranges from LIBOR plus 1.5% to LIBOR plus 2%, and is determined by the Company's debt service coverage ratio, as defined in the loan agreement. At December 31, 1996, $3,458,436 was outstanding under the revolving credit facility with an effective interest rate of 8.25%. No amounts were outstanding under the revolving credit agreement at December 31, 1997.

   Outstanding borrowings under the loan agreement are collateralized by substantially all of the Company's assets. Provisions of the loan agreement limit the incurrence of additional debt and require the maintenance of certain minimum financial ratios, among other things. As of December 31, 1997, the Company was in compliance with the provisions of the loan agreement.


NOTE F - COMMITMENTS AND CONTINGENCIES

   Marketing and Sales Agreement

   In May 1997, the Company executed an agreement with Indigo Medical, Inc. (Indigo), a subsidiary of Johnson & Johnson Development Corporation (Johnson & Johnson), granting Indigo the exclusive worldwide right to market and sell TheraSeed(R) for the treatment of prostate cancer for a period of seven years with a provision for successive three year renewals. In accordance with this agreement, all TheraSeed(R) products used for the treatment of prostate cancer are sold to Indigo. Concurrently with the execution of the agreement, Johnson & Johnson purchased 254,453 shares of the Company's common stock.

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

                             Theragenics Corporation

                           December 31, 1996 and 1997


NOTE F - COMMITMENTS AND CONTINGENCIES - Continued

   Licensing Agreement - Continued

   The Company has granted certain of its geographical rights under the licensing agreement with the University of Missouri to Nordion International, Inc., a Canadian company which is a producer, marketer and supplier of radioisotope products and related equipment. Under the Nordion agreement, the Company will receive a licensing fee for each geographic area in which Nordian receives new drug approval. The Company will also be entitled to a percentage of future revenues earned by Nordion as royalties under the agreement. Royalties from this agreement for each of the three years in the period ended December 31, 1997 were not significant.

   In 1995, 1996 and 1997, the Company received approximately $85,000, $100,000 and $100,000, respectively, from Nordion for the right to use certain patents and to manufacture, distribute, and sell "Therasphere" for all applications worldwide.

   Letter of Credit

   The Company has a letter of credit outstanding for approximately $315,000 relating to regulatory requirements.

   Lease Commitment

   The Company leases space and office equipment under noncancelable leases which expire at various dates through April 2000. Approximate minimum lease payments under the leases are as follows: 1998, $162,000; 1999, $25,000; 2000, $1,200.

   Rent expense was approximately $61,500, $76,000 and $179,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

                             Theragenics Corporation

                          December 31, 1996 and 1997


NOTE G - STOCK OPTIONS AND WARRANTS

   Stock Options

   The Company's board of directors has approved four stock option plans which in aggregate cover up to 2,700,000 shares of common stock. The plans provide for the expiration of options ten years from the date of grant and requires the exercise price of the options granted to be at least equal to 100% of market value on the date granted. Stock option transaction for each of the three years in the period ended December 31, 1997 are summarized below:

                                                   1995                     1996                  1997
                                         ---------------------   ---------------------    -------------------
                                                      Weighted               Weighted                Weighted
                                                       Average                Average                 Average
                                                      Exercise               Exercise                Exercise
                                          Shares       Price       Shares      Price        Shares     Price
                                         ---------    ------    --------     -------    ---------     ------

       Outstanding, beginning of year    1,226,716     $2.09     997,716     $  3.11      826,500     $ 7.22
       Granted                             221,000      5.38     220,000       15.92      269,000      35.80
       Exercised                          (450,000)     1.29    (391,216)       2.21     (150,110)      3.59
       Forfeited                                 -         -           -           -      (52,000)      5.38
                                         ---------    ------    --------     -------     ---------     -----

       Outstanding, end of year            997,716     $3.11     826,500     $  7.22      893,390     $16.54
                                         =========    ======    ========     =======     =========     =====

The following table summarizes information about stock options outstanding at December 31, 1997:

                                          Options Outstanding                         Options Exercisable
                               --------------------------------------------      ------------------------------
                                                   Weighted
                                                   Average         Weighted                            Weighted
              Range of            Number           Remaining      Average            Number           Average
              Excise           Outstanding at    Contractual      Exercise       Exercisable at        Exercise
             Price            December 31, 1997  Life (Years)      Price         December 31, 1997      Price
              -----------        -----------------  ------------  ------------      -----------------     --------

             $1.00-3.50               138,175         3.0           $ 2.03            138,175            $ 2.03
             $5.38-6.38               278,215         7.6             5.59            113,881              5.78
          $15.25-16.88                208,000         9.0            15.94             64,000             15.86
                $23.50                 24,000         9.5            23.50                  -                 -
                $37.00                245,000        10.0            37.00                  -                 -
                                      -------       -----            -----          -----------          ------

                                      893,390         7.9           $16.54            316,056            $ 6.18
                                      =======       =====            =====          ===========          ======

                             Theragenics Corporation

                            December 31, 1996 and 1997


NOTE G - STOCK OPTIONS AND WARRANTS - Continued

   The Company follows the practice of recording amounts received upon the exercise of certain options by crediting common stock and additional paid-in capital. No charges are reflected in the statements of operations as a result of the grant or exercise of options. The Company realizes an income tax benefit from the exercise or early disposition of certain stock options. This benefit results in a reduction to income taxes payable and an increase in additional paid-in capital.

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



                                                           1995                1996               1997
                                                       -----------          -----------       -----------
     Net earnings                As reported           $ 1,772,325          $ 3,384,506       $ 9,497,531
                                 Pro forma               1,750,736            3,015,123         8,628,538

     Basic net earnings per
       common share              As reported           $       .16          $       .29       $       .69
                                 Pro forma                     .16                  .26       $       .63

     Diluted net earnings per
       common share              As reported           $       .15          $       .28       $       .66
                                 Pro forma                     .15                  .24       $       .61

   For purposes of the pro forma amounts above, the fair value of each option grant was estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1995, 1996 and 1997, respectively; expected volatility of 70%, 70% and 68%, risk-free interest rates of 5.86%, 6.33% and 5.87%; and expected lives of 5.5 years, 7 years and 3.7 years.

   Warrants

   40,000 warrants were exercised during 1996 and 20,000 warrants were exercised during 1997, resulting in proceeds to the Company of $300,000 and $150,000, respectively. At December 31, 1997, there are outstanding warrants covering 40,000 shares of common stock. The warrants are exercisable at a price of $7.50 per share and expire in May 1999.

                             Theragenics Corporation

                          December 31, 1996 and 1997


NOTE H - EARNINGS PER SHARE

   Earnings per common share was computed as follows:


                                                   Year ended December 31, 1997
                                                   ----------------------------

                                                               Earnings           Shares            Per share
                                                              (Numerator)        (Denominator)        Amount
                                                             ------------       --------------       -----------
     Net earnings                                           $   9,497,531
                                                             ============

       Basic net earnings per common share

       Earnings available to common shareholders            $   9,497,531           13,762,844      $        .69
                                                                                                     ===========

     Effect of dilutive securities

       Options and warrants                                                            545,876

       Diluted net earnings per common share                $   9,497,531           14,308,720      $        .66

                                                             ============       ==============       ===========





                                                                          Year ended December 31, 1997
                                                                         ------------------------------
                                                               Earnings           Shares            Per share
                                                              (Numerator)        (Denominator)        Amount
                                                            --------------      --------------       -----------
     Net earnings                                           $   3,384,506
                                                             ============

       Basic net earnings per common share

       Earnings available to common shareholders            $   3,384,506       11,624,778         $    .29
                                                                                                      =====

     Effect of dilutive securities
       Options and warrants                                                        666,462

       Diluted net earnings per common share                $   3,384,506       12,291,240         $   .28
                                                             ============       ==========            =====



                             Theragenics Corporation

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                             December 31, 1996 and 1997


NOTE H - EARNINGS PER SHARE - Continued


                                                                          Year ended December 31, 1995
                                                               Earnings           Shares         Per share
                                                              (Numerator)      (Denominator)      Amount

 Net earnings                                               $   1,772,325
                                                             ============

       Basic net earnings per common share

       Earnings available to common shareholders            $   1,772,325        11,102,869      $    .16
                                                                                                  =======

     Effect of dilutive securities

       Options and warrants                                                         745,181

       Diluted net earnings per common share                $   1,772,325        11,848,050      $    .15
                                                             ============       ===========       =======


NOTE I - MAJOR CUSTOMERS

   In 1997, sales to Indigo Medical, Inc. (Indigo) represented 50% of total sales. Additionally, approximately 86% of accounts receivable were from Indigo at December 31, 1997. Indigo is a subsidiary of a stockholder of the Company.

   During 1995 and 1996, there were no customers which individually comprised ten percent or more of sales.


NOTE J - EMPLOYEE BENEFIT PLAN

   The Company sponsors a defined contribution 401(k) Plan covering all employees with at least six months of service and at least 21 years of age. The Plan permits participants to defer a portion of their compensation through payroll deductions. The Company may, at its discretion, contribute to the Plan on behalf of participating employees. Company discretionary contributions were approximately $40,000, $14,000 and $35,000 for 1995, 1996 and 1997, respectively.

                                  Theragenics Corporation

                                  December 31, 1996 and 1997

NOTE K - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following summarizes certain quarterly results of operations (in thousands, except per share amounts):
                                                                      Quarters ended
                                                  March 31       June 30      September 30    December 31
                                                  --------       -------      ------------    -----------
   Year ended December 31, 1997:
   Net revenue                                  $    4,107        $6,172       $    7,018        $ 7,260
   Gross profit                                      2,962         4,613            5,437          5,404
   Net earnings                                      1,109         2,182            2,943          3,264
   Basic net earnings per common share          $      .09        $  .15       $      .20        $   .22
   Diluted net earnings per
     common share                               $     .09         $  .15       $      .20        $   .22

   Year ended December 31, 1996:
   Net revenue                                  $    2,798        $2,727       $    3,144        $ 3,688
   Gross profit                                      2,045         1,840            2,186          2,550
   Net earnings                                        854           678              918            935
   Basic net earnings per common share          $     .07         $  .06       $      .08        $   .08
   Diluted net earnings per
     common share                               $     .07         $  .06       $      .08        $   .08


NOTE L - NEW ACCOUNTING PRONOUNCEMENTS

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

   SFAS 131, Disclosure about Segments of An Enterprise and Related Information, which is effective for fiscal years beginning after December 15, 1997. SFAS 131 requires companies to report information about an entity's different types of business activities and the different economic environments in which it operates, referred to as operating segments.

   Management  does not expect the  adoption  of these new  standards  to have a
   material  impact  on  the  Company's   results  of  operations  or  financial
   condition.

THERAGENICS CORPORATION

INDEX TO EXHIBITS


 Page No.

10.23 -  First modification of Second Amended and                   55
         Restated Loan and Security  Agreement between
         Theragenics Corporation and NationsBank,
         N.A., Dated September 30, 1997.

10.24 -  Second Modification of Second Amended and                  58
         Restated Loan and security Agreement between Theragenics Corporation and NationsBank,
         N.A., Dated November 26, 1997.

24.1     Consent of Independent Public Accountants                  68
         for Incorporation by Reference of Audit
         Statement into Registration Statement

            FIRST MODIFICATION OF SECOND AMENDED AND RESTATED LOAN
                        AND SECURITY AGREEMENT

         THIS MODIFICATION is made as of this 30th day of September, 1997, by and between THERAGENICS CORPORATION, a Delaware corporation ("Borrower"), and NATIONSBANK, N.A. ("Lender").

                              R E C I T A L S
                              ---------------

         WHEREAS, Lender and Borrower are parties to that certain Second Amended and Restated Loan Agreement, dated as of December 9, 1996 (the "Loan Agreement"), pursuant to which Lender has agreed to make one or more loans from time to time to the Borrower in accordance with the terms and conditions thereof; and

         WHEREAS, Lender and Borrower desire to modify the Loan Agreement in certain respects in accordance with the terms and conditions set forth herein.

         NOW, THEREFORE, in consideration of the premises, the covenants and agreements contained herein, and other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, Borrower and Lender do hereby agree that all capitalized terms used herein shall have the meanings ascribed thereto in the Loan Agreement as amended hereby (except as otherwise expressly defined or limited herein) and do hereby further agree as follows:

1. Amendment of Loan Agreement. Subject to the fulfillment of the conditions precedent to the effectiveness of this Modification which are set forth below,
Section 1.1 of the Loan Agreement is hereby amended by deleting the definition of the term "Revolving Credit Facility Expiration Date" in its entirety and by substituting in lieu thereof the following new definition of such term:
"Revolving Credit Facility Expiration Date - December 31, 1997."

1. No Other Amendments. Except for the amendment expressly set forth and referred to in Section 1 above, the Loan Agreement shall remain unchanged and in full force and effect and is hereby in all respects ratified and confirmed. Nothing in this Modification is intended, or shall be construed, to constitute a novation or an accord and satisfaction of any of the Obligations or to modify, affect or impair the perfection or continuity of Lender's security interests in, security titles to or other Liens on any Collateral for the Obligations.

1. Representations and Warranties. To induce Lender to enter into this Modification, the Borrower does hereby warrant, represent and covenant to Lender that each representation or warranty of the Borrower set forth in the Loan Agreement is hereby restated and reaffirmed as true and correct on and as of the date hereof as if such representation or warranty were made on and as of the date hereof (except to the extent that any such representation or warranty expressly relates to a prior specific date or period), and no Default or Event of Default has occurred and is continuing as of this date under the Loan Agreement as amended by this Modification; and (b) the Borrower has the power and is duly authorized to enter into, deliver and perform this Modification, and this Modification is the legal, valid and binding obligation of the Borrower enforceable against the Borrower in accordance with its terms.

1. Reference to and Effect on the Credit Documents. Upon the effectiveness of this Modification, on and after the date hereof, each reference in the Loan Agreement to "this Agreement," "hereunder," "hereof" or words of like import referring to the Loan Agreement, and each reference in the other Loan Documents to "the Loan Agreement," "thereunder," "thereof" or words of like import referring to the Loan Agreement, shall mean and be a reference to the Loan Agreement as amended hereby.

1. Reimbursement of Costs and Expenses. The Borrower hereby agrees to reimburse Lender on demand for all costs (including reasonable attorneys' fees) incurred by Lender in negotiating, documenting and consummating this Modification, the other documents referred to herein, and the transactions contemplated hereby and thereby.

1. Conditions Precedent to Effectiveness of this Modification. The effectiveness of this Modification and the amendment provided in Section 1 above are subject to the truth and accuracy in all material respects of the representations and warranties of the Borrower contained in Section 3 above and the Lender's receipt of one or more duly executed counterparts of this Modification.

1. Counterparts. This Modification may be executed in multiple counterparts, each of which shall be deemed to be an original and all of which when taken together shall constitute one and the same instrument.

1. Governing Law. This Modification shall be governed by, and construed in accordance with, the internal laws of the State of Georgia applicable to contracts made and performed in such state.






                 [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

         IN WITNESS WHEREOF, the parties hereto have caused this Modification to be duly executed and delivered as of the day and year specified at the beginning hereof.


                                BORROWER:

                                THERAGENICS CORPORATION


                                By:
                                  Name:    /s/ Bruce W. Smith
                                           -------------------
                                           Bruce W. Smith
                                  Title:   Secretary, Treasurer &
                                           Chief Financial Officer


                                LENDER:

                                NATIONSBANK, N.A.

                                By:
                                   Name:   /s/ Michael S. Paulson
                                           ----------------------
                                           Michael S. Paulson
                                   Title:  Vice President

                    SECOND MODIFICATION OF SECOND AMENDED AND
                      RESTATED LOAN AND SECURITY AGREEMENT


         THIS MODIFICATION is made as of this 26th day of November, 1997, by and between THERAGENICS CORPORATION, a Delaware corporation ("Borrower"), and
                                                                --------
NATIONSBANK, N.A. ("Lender").
                    ------

                              R E C I T A L S
                              ---------------

         WHEREAS, Lender and Borrower are parties to that certain Second Amended and Restated Loan and Security Agreement, dated as of December 9, 1996, as amended by that certain First Modification of Second Amended and Restated Loan and Security Agreement, dated as of September 30, 1997 (the "Loan Agreement"), pursuant to which Lender has agreed to make one or more loans from time to time to the Borrower in accordance with the terms and conditions thereof; and

         WHEREAS, Lender and Borrower desire to modify the Loan Agreement in certain respects in accordance with the terms and conditions set forth herein.

         NOW, THEREFORE, in consideration of the premises, the covenants and agreements contained herein, and other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, Borrower and Lender do hereby agree that all capitalized terms used herein shall have the meanings ascribed thereto in the Loan Agreement as amended hereby (except as otherwise expressly defined or limited herein) and do hereby further agree as follows:

1.              Amendments of Loan Agreement.  Subject to the fulfillment of the
                ----------------------------
conditions precedent to the effectiveness of this Modification which are set forth below, the Loan Agreement shall be amended as follows:

(a) Section 1.1 of the Loan Agreement is hereby amended by adding to Section 1.1, the following new definitions:

                Additional  Facility - the uncommitted credit facility described in Section 2.5 hereof.

                  Additional  Facility  Advances  -  advances,  if any,  made by
             Lender under the Additional Facility.

                  Annual  Maintenance  Capital  Expenditures  - for any calendar year, the number of Cyclotrons of Borrower in service as of December 31 of the previous year, multiplied by $40,000.

                  Applicable  Interest  Rate Margin - the  interest  rate margin determined pursuant to Section 2.4(D) hereof.

                  Current  Assets - as of any date,  the  amount of the  current assets of a Person shown on a balance sheet of such Person at such date in accordance with GAAP.

                  Current  Liabilities  - as of  any  date,  the  amount  of the current liabilities of a Person shown on a balance sheet of such Person at such date in accordance with GAAP.

                  Current  Ratio - the  ratio of  Borrower's  Current  Assets to
             Borrower's Current Liabilities.

                  Indebtedness for Money  Borrowed/EBITDA Ratio - as of the last day of any fiscal quarter of Borrower, (a) Borrower's Indebtedness for Money Borrowed on such day divided by (b) Borrower's EBITDA for Borrower's most recently completed four (4) quarters.

                  Quarterly Maintenance Capital Expenditures - for each calendar quarter during a year for which Annual Maintenance Capital Expenditures has been calculated, such Annual Maintenance Capital Expenditures divided by four (4).


(a) Section 1.1 of the Loan Agreement is hereby further amended by deleting from
Section 1.1, the terms "Debt Service Coverage Ratio," "Interest Period," "Loans," "Maturity Date," "Revolving Credit Facility Expiration Date," and "Revolving Credit Maximum Availability," and by substituting in lieu thereof, the following new definitions of such terms:

                  Debt Service Coverage Ratio - for the four (4) calendar quarters ending on the applicable calculation date, (a)(i) Borrower's EBITDA for such period, minus (ii) taxes paid during such period, minus
         (iii) any dividends or other distributions to shareholders made during such period, minus (iv) the sum of Quarterly Maintenance Capital Expenditures for each quarter ending during such period divided by (b) total principal and interest paid on Indebtedness for Money Borrowed during such period.

                  Interest Period - (a) in the case of the determination of any Adjusted LIBOR, a one, two, three, four, five or six month period as selected by Borrower, but (b) in the event any Interest Period would end on a day which is not a Business Day, such Interest Period shall be deemed to end on the immediately succeeding Business Day unless such extension would cause such Interest Period to end on the next calendar month in which case such Interest Period shall be deemed to end on the immediately preceding Business Day, (c) any Interest Period which begins on a day for which there is no numerically corresponding day in the calendar month in which such Interest Period ends shall expire on the immediately preceding Business Day, and (d) Borrower shall not be entitled to select any Interest Period which extends beyond the Revolving Credit Facility Expiration Date.

                  Loans - all loans and advances made by Lender pursuant to this Agreement, including, without limitation, the Revolving Credit Loans.

                  Maturity Date - The Revolving Credit Facility Expiration Date, or such earlier date as the Obligations shall become due (whether by acceleration or otherwise).

                  Revolving Credit Facility Expiration Date - November 26, 2000.

                  Revolving Credit Maximum Availability - $15,000,000 (as such amount may be adjusted from time to time pursuant to this Agreement).

(a) Section 1.1 of the Loan Agreement is hereby further amended by deleting from
Section 1.1, the terms, "Term-Out Requirements," "Treasury Rate," and "Treasury Rate Advance."

(a) The Loan Agreement is hereby further amended by deleting Section 2.1(B) in its entirety and by substituting in lieu thereof, the following new Section 2.1(B), the effect of which is to delete provisions relating to a term-out option:

                  (B) On the Revolving Credit Facility Expiration Date, the entire unpaid balance of the Revolving Credit Loans shall be due and payable. For a period of thirty (30) days prior to November 26,1998, Borrower may request a twelve-month extension of the Revolving Credit Facility Expiration Date, which extension may be approved or not by Lender in its sole and absolute discretion.

(a) The Loan Agreement is hereby further amended by deleting Section 2.2(A) in its entirety and by substituting in lieu thereof, the following new Section 2.2(A), the effect of which is to delete reference to Treasury Rate Advances:

                  (A) A request for a Revolving Credit Loan shall be made, or shall be deemed to be made, in the following manner: (i) Borrower shall give Lender written notice (or telephonic notice promptly confirmed in writing) substantially in the form of Exhibit C attached hereto, signed by an authorized officer of Borrower, provided that in the case of Prime Rate Advances, such notice shall be given to Lender not later than 10:00 a.m. (Atlanta, Georgia time) on the Business Day of the date of a proposed Prime Rate Advance and in the case of LIBOR Advances, such notice shall be given to Lender at least two (2) Business Days prior to the date of a proposed LIBOR Advance, and further provided that any notice given to Lender under this Section shall be given to Lender prior to 10:00 a.m. (Atlanta, Georgia time) in order for such Business Day to count towards the minimum number of Business Days required; (ii) the becoming due of any other Obligation, to the extent not paid by Borrower, on the due date thereof, after giving effect to any applicable grace periods, shall be deemed, at Lender's discretion, irrevocably to be a request for a Revolving Credit Loan on the due date in the amount then so due and (iii) pursuant to the terms of Borrower's autoborrow account or similar account with Lender.

(a) The Loan Agreement is hereby further amended by deleting Sections 2.4(B) and 2.4(C) in their entireties, and by substituting in lieu thereof, the following new Sections 2.4(B) and 2.4(C), the effect of which is to revise the applicable margin for Advances on an Adjusted LIBOR basis and to delete reference to the term-out option:

                  (B) Interest Rate. The unpaid principal balance of the Revolving Credit Loans shall bear interest at a rate per annum equal to the Prime Rate; provided, however, that Borrower may, by a written notice (or by telephonic notice promptly confirmed in writing) delivered to Lender not later than 10:00 am (Atlanta, Georgia time) on the second Business Day prior to any Interest Period designated by Borrower in such notice, direct that interest accrue on the unpaid principal balance of the Revolving Credit Loans (or any portion thereof which is in an amount of not less than $250,000 or any greater integral multiple thereof) outstanding from time to time during such Interest Period at a rate per annum equal to the sum of the Adjusted LIBOR for such Interest Period plus the Applicable Interest Rate Margin in effect from time to time and as more fully set forth in Section 2.4(D) below; and provided, further, that (i) upon the occurrence and during the continuation of any Event of Default, Lender may, upon notice to Borrower, suspend Borrower's right to use the aforesaid Adjusted LIBOR option, and (ii) Borrower may not have more than four (4) Adjusted LIBOR-based interest rates in effect hereunder at any one time. Each such designation by Borrower of an interest rate for the Revolving Credit Loans based on the Adjusted LIBOR and of an Interest Period applicable thereto shall be irrevocable and shall remain in effect throughout such Interest Period. Upon determining any interest rate based on the Adjusted LIBOR for an Interest Period requested by Borrower, Lender shall notify the Borrower by telephone (which may be confirmed in writing by Lender) of such determination, and such determination shall, in the absence of manifest error, be final, conclusive and binding for all purposes.

                  (C)      Reserved.

(a) The Loan Agreement is hereby further amended by deleting Section 2.4(D) in its entirety and by substituting in lieu thereof, the following new Section 2.4(D), the effect of which is to delete reference to Treasury Rate Advances and to replace the pricing grid in its entirety:

                  (D) Applicable Interest Rate Margin. The Applicable Interest Rate Margin for LIBOR Advances shall be the interest rate margin determined by Lender based upon Borrower's Indebtedness for Money Borrowed/EBITDA Ratio for the four (4) quarter period ending on the last day of the most recent fiscal quarter for which financial statements have been provided to Lender, effective as of the second Business Day after the financial statements referred to in Sections 7.1(I)(i) and 7.1(I)(ii) hereof, and an accompanying certificate of the chief financial officer of Borrower in the form of Exhibit B attached hereto, are delivered by Borrower to Lender for the fiscal quarter most recently ended, expressed as a per annum rate of interest as follows:

          ------------------------------------------- =========================
          If  Borrower's   Indebtedness   for  Money  Then,  the  Applicable
          Borrowed/EBITDA Ratio is:                   Interest Rate Margin shall
                                                      be:
          ------------------------------------------- =========================
          Less than 1.0 to 1.0                        1.500%
          =========================================== =========================
          Greater  than or  equal  to 1.0 to 1.0 but  1.625%
          Less than 1.5 to 1.0
          =========================================== =========================
          Greater  than or  equal  to 1.5 to 1.0 but  1.750%
          Less than 2.0 to 1.0
          =========================================== =========================
          Greater  than or  equal  to 2.0 to 1.0 but  1.875%
          Less than 2.5 to 1.0
          =========================================== =========================
          Greater than or equal to 2.5 to 1.0         2.000%
          =========================================== =========================

         In the event that Borrower fails to timely provide the financial statements and certificate referred to above in accordance with the terms of Sections 7.1(I)(i) and 7.1(I)(ii) hereof, and without prejudice to any additional rights under Section 9.3 hereof or otherwise, no downward adjustment of the Applicable Interest Rate Margin in effect for the preceding quarter shall occur until the actual delivery of such financial statements and certificate.

(a) The Loan Agreement is hereby further amended by deleting Section 2.4(E) and by substituting in lieu thereof, the following new Section 2.4(E), the effect of which is to delete reference to Treasury Rate Advances and to Section 2.4(C):

                  (E) Conversions and Continuations.

                           (i) Borrower may on any Business Day, subject to the giving of a proper Notice of Conversion/Continuation as hereinafter described, elect (A) to continue all or any part of a LIBOR Advance by selecting a new Interest Period therefor, to commence on the last day of the immediately preceding Interest Period, or (B) subject to the availability of interest rates as provided in Sections 2.4(B) and 2.4(D) hereof, to convert all or any part of a Loan of one type into a Loan of another type; provided, however, that Lender shall not be obligated to convert any outstanding Loan into or continue any outstanding Loan as a LIBOR Advance when any Default or Event of Default has occurred and is continuing. Any conversion of a LIBOR Advance into a Prime Rate Advance shall be made on the last day of the Interest Period for such LIBOR Advance.
                           (ii) Whenever Borrower desires to convert or continue Loans under Section 2.4(E)(i), Borrower shall give Lender written notice (or telephonic notice promptly confirmed in writing) substantially in the form of Exhibit D, signed by an authorized officer of Borrower, on the requested conversion date by 10:00 a.m. in the case of a conversion into a Prime Rate Advance, and by 10:00 a.m. at least two (2) Business Days before the requested conversion or continuation date in the case of a conversion into or continuation of a LIBOR Advance. Each such Notice of Conversion/Continuation shall be irrevocable and shall specify the aggregate principal amount of the Loans to be converted or continued, the date of such conversion or continuation (which shall be a Business Day) and whether the Loans are being converted into or continued as a LIBOR Advance (and, if so, the duration of the Interest Period to be applicable thereto) or a Prime Rate Advance. If upon the expiration of any Interest Period in respect of any LIBOR Advance, Borrower shall have failed to deliver the Notice of Conversion/Continuation, Borrower shall be deemed to have elected to convert such LIBOR Advance to a Prime Rate Advance.

(a) Section 2.4(H) of the Loan Agreement is hereby amended by deleting the reference to Treasury Rate Advances in the first sentence thereof.

(a) The Loan Agreement is hereby further amended by adding the following new Section 2.5 immediately following the existing Section 2.4:

                  Additional Facility.
                  --------------------

                  (A) Subject to the terms and conditions of this Agreement, the Borrower may request on or prior to November 1, 2000, the Additional Facility on any Business Day; provided, however, that the Borrower may not request the Additional Facility or an Additional Facility Advance after the occurrence or during the existence of an Event of Default. The aggregate amount of the Additional Facility and the outstanding Additional Facility Advances thereunder shall not exceed $25,000,000. The maturity date for the Additional Facility Advances shall be not later than November 1, 2000. The Lender is not committed to provide the Additional Facility or to make any Additional Facility Advances, and the decision of the Lender to provide the Additional Facility or to make Additional Facility Advances to the Borrower shall be at the Lender's sole and absolute discretion, and shall be subject to customary due diligence, appropriate internal credit approval and formal documentation.

             (B)  In  connection   with  any  request  for  the  Additional
         Facility, the Borrower shall (i) deliver to the Lender a notice of Additional Facility and such other loan documents as Lender may be reasonably request to further document and evidence the Additional Facility; and (ii) provide revised projections to the Lender which shall be in form and substance reasonably satisfactory to the Lender and shall demonstrate the Borrower's ability to timely repay such Additional Facility and any Additional Facility Advances thereunder and to comply with the covenants contained in this Agreement or such other covenants as shall be reasonably established by Lender based upon Borrower's then-current credit situation.

        (k) The Loan Agreement is hereby further amended by deleting Section 4.2(B) and by substituting in lieu thereof, the following new Section 4.2(B), the effect of which is to amend provisions relating to payment of the unused commitment fee:

            (B) Borrower shall pay to Lender an unused commitment fee on the aggregate unused amount of the Revolving Credit Maximum Availability (which will accrue from the date hereof) at a rate of .35% per annum; provided, however, that such unused commitment fee shall not be due for any month during which the average used amount of the Revolving Credit Maximum Availability for such month is greater than thirty-five percent (35%) of the Revolving Credit Maximum Availability. Such unused commitment fee shall be computed on the basis of a hypothetical year of 360 days for the actual number of days elapsed, shall be payable monthly in arrears on the last day of each month, commencing on December 31, 1997 and on the Revolving Credit Facility Expiration Date, shall be fully earned when due, and shall be non-refundable when paid. For purposes hereof, the aggregate stated amount for all Letters of Credit then outstanding shall be deemed a use of the Revolving Credit Maximum Availability.

         (l) The Loan Agreement is hereby further amended by deleting Sections 7.2(K), 7.2(L), 7.2(M), 7.2(N), 7.2(O) and 7.2(P) in their entireties and by substituting in lieu thereof the following new Sections 7.2(K), 7.2(L), 7.(M), 7.2(N), 7.2(O) and 7.2(P), the effect of which is to (i) amend the negative covenants entitled "Limitation on Indebtedness," "Minimum Tangible Net Worth,"
                     ---------------------------   -----------------------------
"Debt Service Coverage Ratio," and Funded Debt Ratio," (ii) delete the negative
 ---------------------------       -----------------
covenants  entitled  "Leverage  Ratio,"  "Capital  Expenditures"  and "Cyclotron
                      ---------------     ---------------------
Purchases,"  and (iii)  renumber the  negative  covenants  entitled  "Dividends,
                                                                      ----------
Distributions, Etc." and "Negative Negative Pledge":
-------------------       ------------------------
             (K)  Limitation  on  Indebtedness.  Create,  incur,  assume or
                  ----------------------------
         suffer to exist any Indebtedness, except: (i) Indebtedness evidenced by or arising under this Agreement, the Letter of Credit Agreement or any of the other Loan Documents; (ii) unsecured current liabilities (other than those for Money Borrowed) incurred in the ordinary course of business for current purposes, including, without limitation, trade payables incurred in the ordinary course of business, and which are not represented by a promissory note or other evidence of indebtedness and are not more than thirty (30) days past due; (iii) Indebtedness described on Schedule 7.2(K) hereto, (iv) Purchase Money Indebtedness not otherwise inconsistent with the terms of this Agreement, (v) renewals or extensions of any of the Indebtedness described in items
         (i) through (iv) above (but so long as any indebtedness described in items (ii), (iii) or (iv) above is not increased after the date hereof), and (vi) additional unsecured Indebtedness (other than Indebtedness permitted under any of clauses (i) through (v) above) of up to $250,000 in the aggregate at any time outstanding.

              (L) Minimum Tangible Net Worth.  Borrower's Tangible Net Worth
                  --------------------------
         shall not be less than $58,000,000.00 on December 31, 1997, and Borrower shall maintain a Tangible Net Worth as of the last day of each fiscal quarter of Borrower ending after December 31, 1997, which is not less than the sum of the minimum Tangible Net Worth of Borrower required hereunder for the last day of the fiscal quarter immediately preceding the fiscal quarter ending on the applicable calculation date plus seventy-five (75%) of Borrower's Net Income after taxes for the quarter ending on the applicable calculation date (rounded up to the nearest $100,000, but such sum shall not be reduced if Borrower suffers a net loss in any fiscal quarter).

              (M) Current  Ratio.  Borrower's  Current  Ratio shall not be less
                  --------------
         than 1.5 to 1.0 as of the end of any fiscal quarter or fiscal year ending on or after December 31, 1997.

                  (N) Debt Service  Coverage Ratio. As of December 31, 1997, and
                      ----------------------------
         as of the end of each fiscal quarter thereafter, Borrower's Debt Service Coverage Ratio shall not be less than 1.5 to 1.0.

                  (O)  Indebtedness  for  Money  Borrowed/EBITDA  Ratio.  As  of
                       ------------------------------------------------
         December 31, 1997, and as of the end of each fiscal quarter thereafter, Borrower shall not permit Borrower's Indebtedness for Money Borrowed/EBITDA Ratio to exceed 3.0 to 1.0.

                  (P) Negative, Negative Pledge. Borrower shall not, directly or
                      -------------------------
         indirectly, enter into any agreement (other than the Loan Documents and documents relating to Permitted Liens) with any Person that prohibits or restricts or limits the ability of Borrower to create, incur, pledge, or suffer to exist any Lien upon any assets of Borrower.

                  (Q) Dividends,  Distributions, Etc. Borrower shall not declare
                      -------------------------------
         or pay any dividend on its capital stock (other than stock dividends) or make any payment to purchase, redeem, retire or acquire any of its capital stock or any option, warrant or other right to acquire such capital stock if such declaration or payment would cause a Default or Event of Default under any of the financial covenants set forth in this
         Section 7.2.

(m) Section 10.4(B) of the Loan Agreement is hereby amended by deleting the reference to "Treasury Rate Advance" from the third sentence thereof, and by substituting in lieu thereof, a reference to "Prime Rate Advance."

(n) The Loan Agreement is hereby further amended by deleting the existing Exhibit B and Exhibit D entitled "Chief Financial Officer's Certificate" and
---------     ---------
"Form of Notice of Conversion/Continuation," respectively, in their entireties, and by substituting in lieu thereof, the Exhibit B and Exhibit D attached
                                              ---------      ---------
hereto.

1. No Other  Amendments.  Except  for the  amendments  expressly  set  forth and
   --------------------
referred to in Section 1 above, the Loan Agreement shall remain unchanged and in full force and effect and is hereby in all respects ratified and confirmed. Nothing in this Modification is intended, or shall be construed, to constitute a novation or an accord and satisfaction of any of the Obligations or to modify, affect or impair the perfection or continuity of Lender's security interests in, security titles to or other Liens on any Collateral for the Obligations.

1.  Representations  and  Warranties.  To  induce  Lender  to  enter  into  this
    --------------------------------
Modification, the Borrower does hereby warrant, represent and covenant to Lender that (a) each representation or warranty of the Borrower set forth in the Loan Agreement is hereby restated and reaffirmed as true and correct on and as of the date hereof as if such representation or warranty were made on and as of the date hereof (except to the extent that any such representation or warranty expressly relates to a prior specific date or period), and no Default or Event of Default has occurred and is continuing as of this date under the Loan Agreement as amended by this Modification; and (b) the Borrower has the power and is duly authorized to enter into, deliver and perform this Modification, and this Modification is the legal, valid and binding obligation of the Borrower enforceable against the Borrower in accordance with its terms.

1. Reference to and Effect on the Credit  Documents.  Upon the  effectiveness of
   ------------------------------------------------
this Modification, on and after the date hereof, each reference in the Loan Agreement to "this Agreement," "hereunder," "hereof" or words of like import referring to the Loan Agreement, and each reference in the other Loan Documents to "the Loan Agreement," "thereunder," "thereof" or words of like import referring to the Loan Agreement, shall mean and be a reference to the Loan Agreement as amended hereby.

1. Reimbursement of Costs and Expenses.  The Borrower hereby agrees to reimburse
   -----------------------------------
Lender on demand for all costs (including reasonable attorneys' fees) incurred by Lender in negotiating, documenting and consummating this Modification, the other documents referred to herein, and the transactions contemplated hereby and thereby.

1. Conditions Precedent to Effectiveness of this Modification. The effectiveness
   ----------------------------------------------------------
of this Modification and the amendments provided in Section 1 above are subject to (i) the truth and accuracy in all material respects of the representations and warranties of the Borrower contained in Section 3 above, and (ii) the Lender's receipt of one or more duly executed counterparts of this Modification, a duly executed replacement note in an original principal amount of $15,000,000 and copies of Borrower's board of directors resolutions approving this Modification and the new promissory note, certified by the Borrower's corporate secretary.

1.  Counterparts.  This  Modification may be executed in multiple  counterparts,
    ------------
each of which shall be deemed to be an original and all of which when taken together shall constitute one and the same instrument.

1.  Governing  Law.  This  Modification  shall be governed by, and  construed in
    --------------
accordance with, the internal laws of the State of Georgia applicable to contracts made and performed in such state.

         IN WITNESS WHEREOF, the parties hereto have caused this Modification to be duly executed and delivered as of the day and year specified at the beginning hereof.



                                            BORROWER:

                                            THERAGENICS CORPORATION


                                            By:        /s/ Bruce W. Smith
                                               Name:   Bruce W. Smith
                                               Title:  Secretary, Treasurer &
                                                       Chief Financial Officer



                                             LENDER:

                                             NATIONSBANK, N.A.

                                             By:       /s/ Michael S. Paulson
                                               Name:   Michael S. Paulson
                                               Title:  Vice President

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Theragenics Corporation


We hereby consent to the incorporation by reference of our report dated January 15, 1998, appearing in your Annual Report on Form 10-K for the year ended December 31, 1997, in the Company's Registration Statements on Form S-8, file numbers 333-15313, 333-40737, and 333-40653.




Atlanta, Georgia
March 30, 1998