Form 10-Q
period 1998-03-31
THERAGENICS CORP
filed 1998-05-15
CIK 795551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                         Commission File No.
   March 31, 1998                                  0-15443

  THERAGENICS CORPORATION
       (Exact name of registrant as specified in its charter)


        Delaware                           58-1528626
(State of incorporation)      (I.R.S. Employer Identification Number)



       5325 Oakbrook Parkway
        Norcross, Georgia                             30093
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

As of May 12, 1998, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as determined by reference to the closing price of Common Stock as reported on the Nasdaq National Market System, was $765,925,965. As of May 12, 1998 the number of shares of common stock, $.005 par value, outstanding was 29,178,132.

                                                THERAGENICS CORPORATION

                                                  TABLE OF CONTENTS



PART I  - FINANCIAL INFORMATION:

  ITEM 1.  FINANCIAL STATEMENTS                                         Page No.

          Balance Sheets - December 31, 1997 and March 31, 1998
          (unaudited)........................................................ 3

          Statements of Earnings for the Three Months Ended
          March 31, 1997 and 1998 (unaudited)................................ 5

          Statements of Cash Flows for the Three Months Ended
          March 31, 1997 and 1998 (unaudited)................................ 6

          Statements of Changes in Stockholders' Equity for the
          Three Months Ended March31, 1998 (unaudited)....................... 7

          Notes to Financial Statements...................................... 8

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS................................ 9

PART II - OTHER INFORMATION

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................12

SIGNATURE....................................................................13

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

                             THERAGENICS CORPORATION
                                 BALANCE SHEETS
                      DECEMBER 31, 1997 AND MARCH 31, 1998

                                     ASSETS


                                                       December 31,               March 31,
                                                          1997                      1998
                                                      ------------             ------------
                                                                                (Unaudited)
CURRENT ASSETS
   Cash and short-term investments                    $ 30,161,614             $ 24,201,105
   Marketable Securities                                 8,391,807                8,391,807
   Trade accounts receivable, less
     allowance of $65,446 in 1997
     and $84,480 at March 31, 1998.                      2,925,390                3,580,036
   Inventories                                             433,873                  548,666
   Prepaid expenses and other current assets               160,620                  121,899
                                                      -------------             ------------
     TOTAL CURRENT ASSETS                               42,073,304               36,843,513

PROPERTY AND EQUIPMENT
   Building                                              3,333,728                3,333,728
   Leasehold improvement                                   138,978                  138,978
   Machinery and equipment                              14,698,623               14,986,600
   Office furniture and equipment                           66,464                   95,400
                                                     --------------             ------------
                                                        18,237,793               18,554,706
   Less accumulated depreciation
         and amortization                               (4,695,669)             ( 5,100,844)
                                                        13,542,124               13,453,862
   Land                                                    525,754                  525,754
   Construction in progress (Note B)                    14,917,788               27,774,184
                                                     -------------              ------------
     TOTAL PROPERTY & EQUIPMENT                         28,985,666               41,753,800

OTHER ASSETS
   Patent costs                                             71,836                   69,623
   Other                                                     9,503                    9,251
                                                     -------------              ------------
         TOTAL OTHER ASSETS                                 81,339                   78,874

       TOTAL ASSETS                                   $ 71,140,309             $ 78,676,187

                                                     =============              ============


                             THERAGENICS CORPORATION

                                 BALANCE SHEETS
                                   (Continued)

                      DECEMBER 31, 1997 AND MARCH 31, 1998

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         December 31,       March 31,
                                                            1997              1998
                                                      --------------       ---------------
                                                                             (Unaudited)
CURRENT LIABILITIES:
  Trade accounts payable                                1,435,154               4,642,502
  Accrued salaries, wages, and payroll taxes              689,610                 356,416
  Income taxes payable                                    845,364               1,881,522
  Other current liabilities                               137,097                 296,230
                                                       -----------             -----------
    TOTAL CURRENT LIABILITIES                           3,107,225               7,176,670

LONG TERM LIABILITIES:
  Deferred income taxes                                 1,000,000               1,075,000

STOCKHOLDERS' EQUITY:
  Common stock, $.005 par value,
  50,000,000 share authorized;  29,075,682
  and 29,091,812 shares had been issued
  as of December 31, 1997 and March 31, 1998,
  respectively. (Note C)

                                                          145,378                  145,459
  Additional paid-in capital                           55,740,366               55,831,162
  Retained earnings                                    11,147,340               14,447,896
                                                      ------------             ------------
    TOTAL STOCKHOLDERS' EQUITY                         67,033,084               70,424,517
                                                      ------------             ------------

      TOTAL LIABILITIES/
      STOCKHOLDERS' EQUITY                            $71,140,309             $ 78,676,187
                                                      ============             ============





         The accompanying notes are an integral part of these statements.

                             THERAGENICS CORPORATION

                             STATEMENTS OF EARNINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                                   (Unaudited)

                                                        Three Months
                                                        Ended March 31
                                                     1997             1998
                                                -------------     -----------
REVENUES:
 Product sales................                   $ 4,082,358     $    15,962
 Product sales - affiliate....                            --       8,239,985
 Licensing fee................                        25,000          25,000
                                                -------------     -----------
                                                   4,107,358       8,280,947
COSTS & EXPENSES:
 Cost of sales................                     1,145,361       2,188,435
 Selling, general and
   administrative.............                     1,185,128       1,350,947
 Research and development.....                         4,365          41,411
                                                -------------     -----------
                                                   2,334,854       3,580,793
OTHER INCOME (EXPENSE):
 Interest income..............                        13,231         450,712
 Interest expense.............                       ( 6,629)        ( 2,684)
 Other........................                         9,595           8,937
                                                -------------     -----------
                                                      16,197         456,965
NET EARNINGS BEFORE
 INCOME TAXES.................                   $ 1,788,701      $5,157,119

 Income tax expense...........                       679,707       1,856,563

NET EARNINGS..................                   $ 1,108,994     $ 3,300,556
                                                =============     ===========

NET EARNINGS PER COMMON SHARE
(Note D)
  Basic.......................                   $       .05     $       .11
                                                =============     ===========
  Diluted.....................                   $       .04     $       .11
                                                =============     ===========
WEIGHTED AVERAGE SHARES
  Basic.......................                    23,671,706      29,087,936
                                                =============     ===========
  Diluted.....................                    24,762,704      30,352,859
                                                =============     ===========




The accompanying notes are an integral part of these statements.

                             THERAGENICS CORPORATION

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                                   (Unaudited)

                                                                  Three Months
                                                                 Ended March 31,
                                                                1997            1998
                                                           ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings.......................................       $ 1,108,994       $ 3,300,556
  Adjustments to reconcile net earnings
 to net cash provided by operating
 activities:
   Deferred income taxes............................                --            75,000
   Depreciation and amortization....................           348,446           407,388
   Changes in assets and liabilities:
   Accounts receivable..............................         ( 485,731)        ( 654,646)
   Inventories......................................         (  83,495)        ( 114,793)
   Prepaid expenses and other current assets........         (  66,495)           38,721
   Deferred tax asset...............................           360,000                --
   Other assets.....................................                --               252
   Trade accounts payable...........................           262,559         3,207,348
   Accrued salaries, wages and payroll taxes........         ( 296,471)        ( 333,194)
   Income taxes payable.............................            69,568         1,036,158
   Other current liabilities........................           114,081           159,133
                                                            -----------       -----------
      Total Adjustments.............................           222,462         3,821,367
                                                            -----------       -----------
        Net cash provided by
        operating activities........................         1,331,456         7,121,923

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases and construction of property
   and equipment..................................          (3,385,788)      (13,173,309)
                                                            -----------       -----------
        Net cash used by investing
        activities..................................        (3,385,788)      (13,173,309)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowing (repayment) of revolving line
    of credit.......................................         2,167,831                --
  Exercise of stock options and warrants (net)......           346,551            90,877
  Debt issue costs..................................         (   2,130)               --
  Capital issue costs...............................         ( 137,903)               --
                                                           ------------       -----------
        Net cash (used) provided by
        financing activities........................         2,374,349            90,877

NET INCREASE (DECREASE) IN CASH AND
  SHORT-TERM INVESTMENTS............................           320,017       ( 5,960,509)
CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD...............................         2,986,123        30,161,614
                                                           ------------       -----------
CASH AND SHORT-TERM INVESTMENTS AT
  END OF PERIOD.....................................       $ 3,306,140       $24,201,105
                                                           ============       ===========

The  accompanying  notes are an integral part of these statements.

                             THERAGENICS CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)



                                                   Common Stock           Additional
                                              Number of    Par Value       Paid-in       Retained
                                               shares        $.005         Capital       Earnings        Total

BALANCE, December 31, 1997........         29,075,682     $ 145,378     $55,740,366     $11,147,340   $67,033,084
 Exercise of stock options........             16,130            81          35,572                        35,653
 Income tax benefit from stock
  options exercised...............                                           55,224                        55,224
 Net earnings for the period......
                                                                                          3,300,556     3,300,556


BALANCE, March 31, 1998...........         29,091,812     $ 145,459     $55,831,162     $14,447,896   $70,424,517


The  accompanying  notes are an integral part of these statements.

THERAGENICS CORPORATION

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1998
(Unaudited)



NOTE A - BASIS OF PRESENTATION

The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 1998, and the results of operations, cash flows, and changes in shareholders equity for the three months ended March 31, 1997 and 1998. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements and notes be read in conjunction with the audited financial statements and notes for the year ended December 31, 1997, included in the Form 10-K filed by the Company.

NOTE B - CONSTRUCTION IN PROGRESS

The $27.8 million March 31, 1998 ending balance in this account primarily represents progress payments on Theragenics' most recent capacity expansion projects. The expansion projects, which are expected to cost approximately $58 million, include a manufacturing facility and four cyclotrons for the Phase I project and six cyclotrons with supporting facilities and an administrative facility for the Phase II expansion project.

NOTE C - STOCK SPLIT

On March 16, 1998, the Company announced a two-for-one stock split effected in the form of a 100% stock dividend payable on April 15, 1998 to shareholders of record at the close of business on March 31, 1998. All share and per share amounts have been restated for all periods presented to give effect to the stock split.

Item 2. - Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations

Revenues - Revenues for the quarter ended March 31, 1998 were up 100% or $4,173,589 higher than the first quarter of 1997. This increase was attributable to the increase in sales of TheraSeed(R), an implantable radiation device predominantly used in the treatment of prostate cancer. The Company's ability to deliver production volume increases, facilitated through additional cyclotron and assembly capacity, represented the primary driver for revenue growth for the first quarter of 1998 compared to the first quarter of 1997. Marketing efforts along with increased patient awareness of prostate cancer treatment options have contributed to the continued sales acceleration.

Cost and Expenses - First quarter 1998 cost of sales increased almost 91% or $1,043,074 over the same period last year reflecting the 100% increase in sales for the same period. As a percent of sales, cost of product sales actually decreased slightly in the first quarter of 1998 to 26.4% from 27.9% in the same period of 1997 as a result of economies of scale. The Company's fixed cost base increased as depreciation and other fixed expenses associated with cyclotron number four were experienced for the entire first quarter of 1998 as opposed to only part of the same period of 1997. Compensation and related expenses associated with product sales increased 100% by approximately $375,000. Compensation levels were brought in line with the marketplace and benefits were enhanced in an effort to retain and attract qualified employees. The Company will continue to strive to offer competitive compensation and benefits in order to attract and retain qualified employees required by our expected growth.

Selling, General & Administrative ("S,G&A") expenses for the first quarter of 1998 increased 14% or $165,819 over S,G&A expenses for the first quarter of 1997. Legal and other professional fees increased primarily as a result of legal action initiated by the Company claiming trade secret misappropriation by a small company founded by former employees. Other S,G&A expenses increased as compensation and related expenses, office equipment purchases and upgrades, and general supplies and expenses grew in response to the the volume increase of workload associated with increased sales. These increases were offset by S,G&A expenses associated with sales and marketing in the first quarter of 1998 which actually decreased to one third of the total sales and marketing expenses experienced in the same period in 1997. This was achieved as the Company has been able to reduce its investments in its sales and marketing organization due to the sales and marketing agreement entered into with Indigo Medical, Inc., a subsidiary of Johnson & Johnson.

Research and development expenses increased approximately $37,000 as a result of efforts to improve proprietary production processes. Management may choose to accelerate efforts in this area in the future when and if appropriate opportunities are realized.

Other income and expense for the first quarter of this year was approximately $440,000 more than the same period last year. This increase was primarily due to interest income generated by higher cash balances secured through the secondary stock offering completed in April, 1997. These funds have been and will continue to be used to fund the Company's current and future expansion programs. As these funds are utilized for expansion, management expects other income to return to levels consistent with historical amounts.

Liquidy and Capital Resources

The Company had cash, cash equivalents and short-term investments of $24.2 million on March 31, 1998 compared to $30.2 million on December 31, 1997.

Operations generated $7.1 million in cash as net earnings accounted for $3.3 million of this number. Other items included in the increased cash provided by operating activities include an increase of approximately $3.0 million in trade accounts payable due to payables associated with construction of the new manufacturing facility. Additional supplements include higher income taxes payable ($1.0 million) due to an increase in taxable income and depreciation
($.4 million). These increases in cash were partially offset by an increase in receivables reflecting higher sales and a decrease in accrued salaries reflecting the payment of bonuses.

During the first quarter of 1998, the Company used $12.9 million for progress payments on the Company's current capacity expansion projects. Phase I of the expansion project, which management expects to cost approximately $28 million, includes a manufacturing facility and four cyclotrons. The project is expected to be completed by year-end. Spending to date on the project has been approximately $22 million. Spending to date of approximately $5.5 million (approximately $3.0 million for the first quarter) occurred for an additional project including six additional cyclotrons and supporting facilities which is currently under way. Also, construction of an administrative facility at this same site is expected to begin by late second to early third quarter. These two projects are expected to total approximately $30 million. Less than $.5 million has been spent on other capital projects.

Net cash provided by financing activities of approximately $90.9 thousand represents additional paid-in capital from the exercise of stock options.

Management believes that the Company's current cash balances, financing arrangements and anticipated cash flow from operations are adequate to meet the financing needs of the Company through 1998. In the event additional financing becomes necessary, management may choose to raise those funds through other forms of financing as appropriate.

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding possible benefits associated with the possible alliance with Indigo Medical Inc., future costs of sales, S,G&A, expenses, expansion plans and the sufficiency of the Company's liquidity and capital resources. From time to time, the Company may also make other forward-looking statements relating to such matters as well as anticipated financial performance, business prospects, technological developments, research and development activities and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which
could cause  actual  results to differ materially  from  those   anticipated,
including risks associated with the management of growth, government regulation of the therapeutic radiological pharmaceutical and device business, dependence on health care professionals, and competition from conventional and newly developed methods of treating localized cancer.

PART II - OTHER INFORMATION

Item 6.- Exhibits and Reports on Form 8-K


         (a)       Exhibit 27 - Financial Data Schedule

         (b)       Reports on Form 8-K.

                   No reports on For 8-K were filed during the quarter ended March 31, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    REGISTRANT:

                                    THERAGENICS CORPORATION


                                    By:  /s/ M. Christine Jacobs
                                         -----------------------
                                         M. Christine Jacobs
                                         President


                                         /s/ Bruce W. Smith
                                         ------------------
                                         Bruce W. Smith
                                         Treasurer and
                                         Chief Financial Officer



Dated: May 15, 1998