Form 10-Q/A
period 1998-03-31
THERAGENICS CORP
filed 1998-07-01
CIK 795551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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

As of May 12, 1998, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as determined by reference to the closing price of Common Stock as reported on the Nasdaq National Market System, was $765,925,965. As of May 12, 1998 the number of shares of common stock, $.01 par value, outstanding was 29,178,132.

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

                                                     =============              ============


                             THERAGENICS CORPORATION

                                 BALANCE SHEETS
                                   (Continued)

                      DECEMBER 31, 1997 AND MARCH 31, 1998

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        December 31,           March 31,
                                                           1996                  1998
                                                      --------------       ---------------
                                                                             (Unaudited)
CURRENT LIABILITIES:
  Trade accounts payable                                1,435,154               4,642,502
  Accrued salaries, wages, and payroll taxes              689,610                 356,416
  Income taxes payable                                    845,364               1,881,522
  Other current liabilities                               137,097                 296,230
                                                       -----------             -----------
    TOTAL CURRENT LIABILITIES                           3,107,225               7,176,670

LONG TERM LIABILITIES:
  Deferred income taxes                                 1,000,000               1,075,000

STOCKHOLDERS' EQUITY: (Note C)
  Common stock, $.01 par value,
  50,000,000 share authorized;  29,075,682
  and 29,091,812 shares had been issued
  as of December 31, 1997 and March 31, 1998,
  respectively.                                           290,757                  290,918
  Additional paid-in capital                           55,594,987               55,685,703
  Retained earnings                                    11,147,340               14,447,896
                                                      ------------             ------------
    TOTAL STOCKHOLDERS' EQUITY                         67,033,084               70,424,517
                                                      ------------             ------------

      TOTAL LIABILITIES/
      STOCKHOLDERS' EQUITY                            $71,140,309             $ 78,676,187
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



                             THERAGENICS CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)



                                                   Common Stock           Additional
                                              Number of    Par Value       Paid-in        Retained
                                               shares        $.01         Capital         Earnings        Total

BALANCE, December 31, 1997, as
  adjusted for stock split........         29,075,682     $ 290,757     $55,594,987     $11,147,340   $67,033,084
 Exercise of stock options........             16,130           161          35,491                        35,652
 Income tax benefit from stock
  options exercised...............                                           55,225                        55,225
 Net earnings for the period......
                                                                                          3,300,556     3,300,556


BALANCE, March 31, 1998...........         29,091,812     $ 290,918     $55,685,703     $14,447,896   $70,424,517


The accompanying notes are an integral part of these statements.

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



Dated: June 30, 1998