Form 10-Q
period 1998-06-30
THERAGENICS CORP
filed 1998-08-14
CIK 795551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended               Commission File No.
        June 30, 1998                              0-15443

                             THERAGENICS CORPORATION
                             -----------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                    58-1528626
      -----------                                  -------------
(State of incorporation)                (I.R.S. Employer Identification Number)



       5325 Oakbrook Parkway
        Norcross, Georgia                                        30093
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

As of August 6, 1998, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as determined by reference to the closing price of Common Stock as reported on the New York Stock Exchange, was $392,771,414. As of August 6, 1998 the number of shares of common stock, $.01 par value, outstanding was 29,366,087.

                             THERAGENICS CORPORATION

                                TABLE OF CONTENTS



PART I  - FINANCIAL INFORMATION:

  ITEM 1.  FINANCIAL STATEMENTS                                         Page No.

           Balance Sheets - December 31, 1997 and June 30, 1998
           (unaudited).................................................       3

           Statements of Earnings for the Three and Six Months Ended
           June 30, 1997 and 1998 (unaudited)..........................       5

           Statements of Cash Flows for the Three and Six Months Ended
           June 30, 1997 and 1998 (unaudited)..........................       6

           Statements of Changes in Stockholders' Equity for the Six
           Months Ended June 30, 1998 (unaudited)......................       8

           Notes to Financial Statements...............................       9

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.........................      11

PART II - OTHER INFORMATION

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........      15

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................      15

SIGNATURE..............................................................      16

                                       THERAGENICS CORPORATION
                                            BALANCE SHEETS
                                 DECEMBER 31, 1997 AND JUNE 30, 1998


 ASSETS
                                               December 31,                   June 30,
                                                  1997                         1998
                                              -------------                --------------
                                                                             (Unaudited)
 CURRENT ASSETS
 Cash and short-term investments               $30,161,614                   $19,002,491
 Marketable securities                           8,391,807                     8,141,807
 Trade accounts receivable, less allowance
  of $65,446 in 1997 and $69,536 at
  June 30, 1998                                  2,925,390                     3,407,253
 Inventories                                       433,873                       609,468
 Refundable income taxes                                 -                       795,165
 Deferred income tax asset                               -                       110,000
 Prepaid expenses and other current assets         160,620                       405,785
                                               ------------                  ------------
 TOTAL CURRENT ASSETS                           42,073,304                    32,471,969

 PROPERTY AND EQUIPMENT
 Building                                        3,333,728                     3,333,728
 Leasehold improvements                            138,978                       138,978
 Machinery and equipment                        14,698,623                    15,464,557
 Office furniture and equipment                     66,464                       138,729
                                               ------------                  ------------
                                                18,237,793                    19,075,992
Less accumulated depreciation and
 amortization                                   (4,695,669)                   (5,522,376)
                                               ------------                  ------------
                                                13,542,124                    13,553,616
Land                                               525,754                       525,754
Construction in progress                        14,917,788                    30,409,311
                                               ------------                  ------------
TOTAL PROPERTY AND EQUIPMENT                    28,985,666                    44,488,681

OTHER ASSETS
Patent costs                                        71,836                        67,410
Other                                                9,503                         9,100
                                              -------------                --------------
TOTAL OTHER ASSETS                                  81,339                        76,510
                                              -------------                --------------

TOTAL ASSETS                                   $71,140,309                   $77,037,160
                                              =============                ==============

                          THERAGENICS CORPORATION
                              BALANCE SHEETS
                    DECEMBER 31, 1997 AND JUNE 30, 1998




LIABILITIES AND STOCKHOLDERS' EQUITY
                                               December 31,                   June 30,
                                                  1997                         1998
                                             -------------                 -------------
                                                                             (Unaudited)
CURRENT LIABILITIES
Trade accounts payable                         $1,435,154                   $  468,372
Accrued salaries, wages and payroll taxes         689,610                      447,443
Income taxes payable                              845,364                            -
Other current liabilties                          137,097                      325,008
                                             --------------                ------------
TOTAL CURRENT LIABILITIES                       3,107,225                    1,240,823

LONG-TERM LIABILITIES
Deferred income taxes                           1,000,000                    1,217,000

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 100,000,000
shares authorized; 29,075,682 and 29,259,087
issued and outstanding                            290,756                      292,591
Additional paid-in capital                     55,594,988                   56,505,421
Retained earnings                              11,147,340                   17,781,325

TOTAL STOCKHOLDERS' EQUITY                     67,033,084                   74,579,337
                                            --------------                 -------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                          $71,140,309                  $77,037,160
                                            ==============                 =============



The accompanying notes are an integral part of these statements.

                            THERAGENICS CORPORATION
                             STATEMENTS OF EARNINGS
                                   (Unaudited)


                                        Three Months Ended                                Six Months Ended

                                            June 30,                                          June 30,
                                  ------------------   ------------------      -----------------    ------------------
                                         1997                 1998                    1997                 1998
                                  ------------------   ------------------      -----------------    ------------------

REVENUE
Product sales - affiliates             $       -           $8,673,404          $           -           $16,913,389
Product sales - non affiliates         6,147,499               15,456             10,229,857                31,418
Licensing Fees                            25,000               25,000                 50,000                50,000
                                  ------------------   ------------------      -----------------    ------------------
                                       6,172,499            8,713,860             10,279,857            16,994,807

COSTS AND EXPENSES
Cost of sales                          1,559,340            2,414,351              2,704,701             4,602,786
Selling, general & administrative      1,390,978            1,306,961              2,576,106             2,644,488
Research & development                    30,112               48,527                 34,477                89,938
                                  ------------------   ------------------      -----------------    ------------------
                                       2,980,430            3,769,839              5,315,284             7,337,212

OTHER INCOME (EXPENSE)
Interest income                          381,488              316,924                394,719               767,636
Interest and financing costs              (7,992)              (7,549)               (14,621)              (23,653)
Other                                    (45,676)             (11,877)               (36,081)               (2,940)
                                  ------------------   ------------------      -----------------    ------------------
                                         327,820              297,498                344,017               741,043

Earnings before income taxes           3,519,889            5,241,519              5,308,590            10,398,638

Income tax expense                     1,337,558            1,908,090              2,017,264             3,764,653
                                  ------------------   ------------------      -----------------    ------------------

NET EARNINGS                          $2,182,331           $3,333,429             $3,291,326            $6,633,985
                                  ==================   ==================      =================    ==================


NET EARNINGS PER COMMON SHARE
(Note C)
 Basic                                    $0.08                $0.11                  $0.13                 $0.23
 Diluted                                  $0.07                $0.11                  $0.12                 $0.22

 WEIGHTED AVERAGE SHARES
 Basic                               28,458,975           29,190,950             26,065,340            29,138,098
 Diluted                             29,459,065           30,479,196             27,110,884            30,466,123



The accompanying  notes are an integral  part of these statements.

                             THERAGENICS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Three Months Ended                        Six Months Ended
                                                                June 30,                                  June 30,
                                                          1997            1998                     1997             1998
                                                       ----------------------------            -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings                                          $2,182,332        $3,333,429              $3,291,326       $6,633,985
Adjustments to reconcile net earnings to net cash
provided by operating activities
Deferred income taxes                                    535,000            32,000                 895,000          107,000
Depreciation and amortization                            425,478           423,744                 773,924          831,132
Changes in assets and liabilities:
Accounts receivable                                   (1,639,921)          172,783              (2,125,652)        (481,863)
Inventories                                             (100,435)          (60,802)               (183,930)        (175,595)
Refundable income taxes                                        -          (152,165)                      -         (152,165)
Prepaid expenses and other current assets                  4,687          (283,886)                (61,808)        (245,165)
Other assets                                                   -               152                       -              404
Trade accounts payable                                   179,961            71,758                 442,520         (966,782)
Accrued salaries, wages and payroll taxes                223,369            91,027                 (73,102)        (242,167)
Income taxes payable                                     662,558        (1,881,522)                732,126         (845,364)
Other current liabilities                                 59,021            28,778                 173,102          187,911
                                                      -----------       -----------             -----------      -----------
Total adjustments                                        349,718        (1,558,133)                572,180       (1,982,654)
                                                      -----------       -----------             -----------      -----------

Net cash provided by operating activities              2,532,050         1,775,296               3,863,506        4,651,331


CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of property and
 equipment                                            (1,077,414)       (7,402,301)             (4,463,202)     (16,329,722)
Maturities of marketable securities                            -           250,000                      -           250,000
                                                     ------------      ------------             -----------     ------------
Net cash used by investing activities                 (1,077,414)       (7,152,301)             (4,463,202)     (16,079,722)
                                                     ------------      ------------             -----------     ------------

                                  THERAGENICS CORPORATION
                               STATEMENTS OF CASH FLOWS con't
                                         (Unaudited)



                                                         Three Months Ended                            Six Months Ended
                                                             June 30,                                      June 30,
                                                       -----------------------------          -------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments on revolving line of credit              (5,626,267)                -             (3,458,436)                -

Proceeds from exercise of stock options and warrants         1,500           178,391                348,051           269,268
Proceeds from issuance of common stock, net             37,155,201                 -             37,017,298                 -
Debt issue costs                                            50,889                 -                 48,759                 -
                                                        -----------------------------          -------------------------------
  Net cash provided by financing activities             31,581,323           178,391             33,955,672           269,268
                                                        -----------------------------          -------------------------------
NET INCREASE (DECREASE) IN CASH AND
SHORT-TERM INVESTMENTS                                  33,035,959        (5,198,614)            33,355,976       (11,159,123)

CASH AND SHORT-TERM INVESTMENTS AT
BEGINNING OF PERIOD                                      3,306,140        24,201,105              2,986,123        30,161,614
                                                       ------------------------------          -------------------------------
CASH AND SHORT-TERM INVESTMENTS AT
END OF PERIOD                                          $36,342,099       $19,002,491            $36,342,099       $19,002,491


The accompanying notes are an integral part of these statements.

                             THERAGENICS CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (Unaudited)

                                             Common Stock                         Additional
                                              Number of          Par value         paid-in           Retained
                                                shares             $.01            capital           earnings           Total
                                          ---------------    --------------    --------------    --------------    ---------------

BALANCE, December 31, 1997                   14,537,841          $145,378        $55,740,366       $11,147,340       $67,033,084

Two-for-one stock split                      14,537,841           145,378          (145,378)                                   -

Exercise of stock options and warrants          183,405             1,835           267,433            269,268

Income tax benefit from stock
options exercised                                                                   643,000                              643,000
Net earnings for the period                                                                          6,633,985         6,633,985
                                          ---------------    --------------    --------------    --------------    ---------------
BALANCE, June 30, 1998                       29,259,087          $292,591       $56,505,421        $17,781,325        $74,579,337
                                          ===============    ==============    ==============    ==============    ===============


The accompanying notes are an integral part of this statement.

THERAGENICS CORPORATION

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1998
(Unaudited)


NOTE A - BASIS OF PRESENTATION

The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 1998, the results of operations and cash flows for the three and six months ended June 30, 1997 and 1998 and the changes in stockholders' equity for the six months ended June 30, 1998. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements and notes be read in conjunction with the audited financial statements and notes for the year ended December 31, 1997, included in the Form 10-K filed by the Company.

NOTE B - CONSTRUCTION IN PROGRESS

The $30.4 million June 30, 1998 ending balance in this account primarily represents progress payments on Theragenics' most recent capacity expansion projects. The expansion projects, which are expected to cost approximately $60 million, include a manufacturing facility and four cyclotrons for the Phase I project and six cyclotrons with supporting facilities and an administrative facility for the Phase II expansion project. The manufacturing facility and one cyclotron, representing approximately $16.8 million of construction in progress at June 30, 1998, were placed in service in July 1998.

NOTE C - STOCK SPLIT

On March 16, 1998, the board of directors approved a two-for-one common stock split, effected in the form of a 100% stock dividend, which was distributed on April 15, 1998 to shareholders of record on March 31, 1998. The stock split has been recognized by reclassifying $145,378, the par value of the additional shares resulting from the split, from additional paid-in capital to common stock. All references to shares outstanding and per share amounts have been restated to reflect the stock split.

On June 12, 1998, the shareholders approved an increase in the number of authorized common shares from 50,000,000 to 100,000,000.

THERAGENICS CORPORATION

NOTES TO FINANCIAL STATEMENTS- Continued
JUNE 30, 1998
(Unaudited)


NOTE D - NEW ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, in June 1998. SFAS 133 will be effective for the Company's fiscal year beginning January 1, 2000. SFAS 133 requires that all derivatives be carried in the balance sheet at their fair value. Changes in fair value of derivatives will be either recorded in earnings currently or in other comprehensive income, depending upon the intended use of the derivative. Management does not currently expect the adoption of SFAS 133 to have a material impact on the Company's results of operations or financial condition.

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations


Results of Operations

Revenues

Revenues for the quarter and six months ended June 30, 1998 increased $2,541,000, or 41.2%, and $6,715,000, or 65.3%, respectively, over revenues from the comparable periods of 1997. These increases were attributable to the Company's ability to increase production volume of Theraseed(R), with additional cyclotron and assembly capacity. Contributing to the increase in revenues was increased patient awareness of the Theraseed(R) procedure.

Costs and expenses

Cost of sales

Cost of sales for the quarter and six months ended June 30, 1998 increased $855,000, or 54.8% and $1,898,000, or 70.2%, respectively, over cost of sales from the comparable periods of 1997. These increases are a result of the increases in sales volumes over the 1997 periods. Cost of product sales as a percentage of revenue increased during the quarter ended June 30, 1998 to 27.7% from 25.3% during the second quarter of 1997. Cost of product sales as a percentage of revenue also increased during the six months ended June 30, 1998, to 27.1% from 26.3% during the comparable 1997 period. These increases were attributable to an increase in the manufacturing fixed cost base as depreciation and other fixed expenses associated with cyclotron number four were incurred during the entire six months of 1998. The first quarter of 1997 included these expenses for a portion of the period. During 1998, the Company has also increased the number of employees and enhanced employee compensation and benefits in an effort to continue to attract and retain qualified employees. The Company will continue to strive to offer competitive compensation and benefits in order to attract and retain qualified employees. Additionally, the second quarter of 1998 included certain testing and start up expenses related to cyclotron number five, for which final acceptance was not made until July 1998.


Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the second quarter of 1998 decreased $84,000, or 6.0% from the second quarter of 1997. SG&A expenses were 15.0% and 22.5% of revenue for the quarters ended June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998, SG&A expenses increased $68,000, or 2.6%, over the comparable period of 1997. SG&A expenses were 15.6% and 25.1% of revenue for the six months ended June 30, 1998 and 1997, respectively. The decrease in SG&A expenses as a percentage of revenue from 1997 to 1998 is primarily attributable to a reduction in selling expenses as a result of the sales and marketing agreement with Indigo Medical, Inc. ("Indigo").

Under this agreement, Indigo bears the cost of a substantial portion of the selling and marketing efforts related to Theraseed(R).

Compensation and benefits (other than selling and marketing related) increased $78,000 in the second quarter of 1998 over the second quarter of 1997, and increased $224,000 during the six months ended June 30, 1998 over the comparable 1997 period. General office supplies and upgrades also increased during the quarter and six months ended June 30, 1998 over the comparable 1997 periods. These increases occurred as the Company continued to add employees and build infrastructure to support its increasing operations. Professional fees increased $15,000 during the second quarter of 1998 over the second quarter of 1997, and increased $242,000 during the six months ended June 30, 1998 over the comparable 1997 period. These increases were primarily attributable to the ongoing legal action initiated by the Company claiming trade secret misappropriation by a small company founded by former employees. Additionally, proxy expenses increased in the second quarter of 1998 over the second quarter of 1997 due to the increased number of shareholders.

The increases in SG&A expenses noted in the preceding paragraph were offset primarily by reductions in selling and marketing expenses due to the sales and marketing agreement with Indigo, as mentioned above. The sales and marketing agreement has been in effect for all of 1998, but was not in effect during the first half of 1997. Selling and marketing related compensation and benefits decreased by $68,000 during the second quarter of 1998 from the second quarter of 1997 and decreased by $134,000 during the six months ended June 30, 1998 from the comparable 1997 period. Printing, trade shows, advertising and public relations decreased by $76,000 during the second quarter of 1998 from the second quarter of 1997, and decreased $173,000 during the six months ended June 30, 1998 from the comparable 1997 period.

Similar reductions in selling and marketing related expenses in the third and fourth quarter of 1998 over the comparable 1997 periods are not expected to continue, as the sales and marketing agreement with Indigo became effective during the third quarter of 1997.


Research and development

Research and development expenses increased by $18,000, or 59.8%, during the quarter ended June 30, 1998 over the quarter ended June 30, 1997 and increased by $55,000, or 159.5%, during the six months ended June 30, 1998 over the six months ended June 30, 1997. These increases were a result of efforts to improve the Company's proprietary production processes. Management may choose to accelerate efforts and investment in this area in the future when and if appropriate opportunities arise.


Other income

Other income decreased by $30,000, or 9.2%, for the quarter ended June 30, 1998 from the quarter ended June 30, 1997. For the six months ended June 30, 1998, other income increased $397,000, or 115.4%, over the six months ended June 30, 1997. The increase in the 1998 year to date period over 1997 is due to the interest income generated from the investment of the proceeds of the Company's secondary stock offering, which was completed in April 1997. These funds have and will continue to be utilized for the Company's current and future expansion programs. As these funds are utilized, management expects other income to return to levels consistent with historical amounts.

Income tax expense

The effective income tax rates were 36.4% and 36.2% for the quarter and six months ended June 30, 1998, respectively. The effective income tax rates for the quarter and six months ended June 30, 1997 were 38.0% for each period. The decrease in the effective income tax rates during the 1998 periods from the 1997 periods is due to tax exempt interest earned on invested cash during 1998.


Liquidity and Capital Resources

The Company had cash and short-term investments of $19.0 million at June 30, 1998, compared to $30.2 million on December 31, 1997, a decrease of $11.2 million. For the six months ended June 30, 1998, operating activities generated $4.6 million in cash. This consisted of net earnings of $6.6 million plus non-cash depreciation and amortization of $831,000 and deferred income taxes of $107,000, reduced by an increase in receivables of $634,000, an increase in inventories of $176,000, an increase in prepaid expenses and other current assets of $245,000 and a decrease in accounts payable and accrued expenses of $1.9 million.

During the six months ended June 30, 1998, investing activities utilized $16.1 million in cash. The Company utilized $16.3 million in cash for purchases and construction of property and equipment. Progress payments on the Company's current capacity expansion projects represented the significant portion of these expenditures. Phase I of the project, which includes a manufacturing facility and four cyclotrons, is expected to cost approximately $30.0 million and be completed by the end of 1998. Spending on Phase I was approximately $23.9 million through June 30, 1998, of which $10.3 million was spent during the six months ended June 30, 1998. The manufacturing facility and one of the cyclotrons, representing approximately $16.8 million of construction in progress at June 30, 1998, were placed in service during July 1998. This brings the number of fully operational cyclotrons in service to five.

The Company also has expansion projects underway consisting of six additional cyclotrons, supporting facilities and an administrative facility. The total cost of these projects is expected to be approximately $30.0 million and to be completed in various stages through 1999. Spending on these projects was approximately $6.1 million through June 30, 1998 of which $5.1 million was spent during the six months ended June 30, 1998.

Other investing activities during the six months ended June 30, 1998 included $900,000 in spending on other capital expenditures, consisting primarily of machinery and equipment, and the maturity of a short-term bond investment, which provided $250,000 in cash during the period.

Financing activities, consisting of the exercise of stock options and warrants, provided $269,000 in cash during the six months ended June 30, 1998. This was a significant decrease from the $34.0 million in cash provided from financing activities during the six months ended June 30, 1997. The 1997 period included net proceeds from the issuance of common stock of $37.0 million, proceeds from the exercise of stock options and warrants of $350,000 and the repayment of a $3.5 million line of credit.

Management believes that the Company's current cash balances, financing arrangements and anticipated cash flows from operations are adequate to meet the financing needs of the Company through 1998. In the event additional financing becomes necessary, management may choose to raise those funds through other forms of financing as appropriate.

This document contains certain forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding possible benefits associated with the alliance with Indigo Medical, Inc., future costs of sales, SG&A expenses, expansion plans and the sufficiency of the Company's liquidity and capital resources. From time to time, the Company may also make other forward-looking statements relating to such matters as well as anticipated financial performance, business prospects, technological developments, research and development activities and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with the management of growth, government regulation of the therapeutic radiological pharmaceutical and device business, dependence on health care professionals, and competition from other products and methods of treating localized cancer.

PART II -  OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Security Holders

         (a) The annual meeting of shareholders was held on June 12, 1998.

         (b) M. Christine Jacobs and Orwin L. Carter, Ph.D. were reelected to the board of directors and will each serve for a three year term. Ms. Jacobs received 22,671,055 votes for her election with 45,756 votes withholding authority. Mr. Carter received 22,669,315 votes for his election with 47,496 votes withholding authority.

         (c)     The following matters were also voted upon at the meeting:

                 The Company's Employee Stock Purchase Plan was approved by a vote of 22,280,317 shares for, 326,880 shares against and 109,614 shares abstaining, with no broker non-votes.

                 An amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000 was approved by a vote of 21,358,170 shares for, 1,266,470 shares against and 92,171 shares abstaining, with no broker non-votes.

                 The appointment of Grant Thornton LLP as independent accountants for the Company for the fiscal year ending December 31, 1998 was approved by a vote of 22,616,163 shares for, 32,967 shares against and 67,681 shares abstaining.


Item 6.          Exhibits and Reports on Form 8-K

         (a) Exhibit 3.1 - Certificate of Incorporation, as amended through July 30, 1998.

         (b)     Exhibit 27 - Financial Data Schedule

         (c) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       REGISTRANT:

                                  THERAGENICS CORPORATION


                                  By:  /s/ M. Christine Jacobs
                                       ------------------------
                                       M. Christine Jacobs
                                       President



                                      /s/ Bruce W. Smith
                                      ------------------
                                      Bruce W. Smith
                                      Treasurer and
                                      Chief Financial Officer



Dated: August 14, 1998

                          CERTIFICATE OF INCORPORATION
                                       OF
                             NUCLEAR MEDICINE, INC.

                  I, the indersigned, in order to form a corporation for the purposes hereinafter stated, under and pursuant to the provisions of the General Corporation Law of the State of Delaware, do hereby certify as follows:
                  FIRST:   The name of the corporation is NUCLEAR MEDICINE, INC.
                  SECOND: The registered office of the corporation is to be located at c/o The Prentice-Hall Corporation System, Inc., 209 South State Street, in the City of Dover, County of Kent, address is The Prentice-Hall Corporation System, Inc.
                  THIRD: The purpose of the corporation is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of Delaware.
                  Without limiting the scope and generality of the foregoing, the corporation may engage in the following activities:
         To engage in research and development, production and marketing of immunological products and reagents to be used in the diagnosis and treatment of human and animal diseases.
         To engage in the research and development of therapeutic and diagnostic radiological pharmaceuticals and equipment and pharmaceutical products of all types and descriptions.
         To purchase, manufacture, produce, assemble, receive, lease or in any manner acquire, hold, own, use, develop, operate, install, maintain, service, repair, process, alter, improve, import, export, sell, lease, assign, transfer, test and generally to trade and deal in and with raw materials, natural or manufactured articles or products, machinery, equipment, devices, systems, parts, supplies, apparatus, goods, wares, merchandise and personal property of every kind, nature or description, tangible or intangible, used or capable of being used for any purpose whatsoever; and to engage and participate in any mercantile, manufacturing or trading business of any kind or character.
         To improve, manage, develop, sell, assign, transfer, lease, mortgage, pledge or otherwise dispose of or turn to account or deal with all or any part of the property of the corporation and from time to time to vary any investment or employment of capital of the corporation.
         To borrow money, and to make and issue notes, bonds, debentures, obligations and evidences of indebtedness of all kinds, whether secured by mortgage, pledge or otherwise, without limit as to amount, and to secure the same by mortgage, pledge or otherwise; and generally to make and perform agreements and contracts of every kind and description, including contracts of guaranty or suretyship.
         To lend money for its corporation purposes, invest and reinvest its funds, and take, hold and deal in and with real and personal property as security for the payment of funds so loaned or invested.
         To the same extent as natural persons might or could do, to purchase or otherwise acquire, and to hold, own, maintain, work, develop, sell, lease, exchange, hire, convey, mortgage or otherwise dispose of and deal in lands and leaseholds, and any interest, estate and rights in real property, and any personal or mixed property, and any franchises, rights, licenses or privileges necessary, convenient or appropriate for any of the purposes herein expressed.
         To apply for, obtain, register, purchase, lease or otherwise to acquire and to hold, own, use, develop, operate and introduce and to sell, assign, grant licenses or territorial rights in respect to, or otherwise to turn to account or dispose of, any copyrights, trade marks, trade names, brands, labels, patent rights, letters patent of the United States or of any other country or government, inventions, improvements and processes, whether used in connection with or secured under letters patent or otherwise.

       To participate with others in any corporation, partnership, limited partnership, joint venture, or other association of any kind, or in any transaction, undertaking or arrangement which the participating corporation would have power to conduct by itself, whether or not such participation involves sharing or delegation of control with or to others; and to be an incorporator, promoter or manager of other corporations of any type or kind.
         To pay pensions and establish and carry out pension, profit sharing, stock option, stock purchase, stock bonus, retirement, benefit, incentive and commission plans, trusts and provisions for any or all of its directors, officers and employees, and for any or all of the directors, officers, and employees of its subsidiaries; and to provide insurance for its benefit on the life of any of its directors, officers or employees, or on the life of any stockholder for the purpose of acquiring at his death shares of its stock owned by such stockholders.
         To acquire by purchase, subscription or otherwise, and to hold for investment or otherwise and to use, sell, assign, transfer, mortgage, pledge or otherwise deal with or dispose of stocks, bonds or any other obligations or securities of any corporation or corporations; to merge or consolidate with any corporation in such manner as may be permitted by law; to aid in any manner any corporation whose stocks, bonds or other obligations are held or in any manner guaranteed by this corporation, or in which this corporation is in any way interested; and to do any other acts or things for the preservation, protection, improvement or enhancement of the value of any such stock, bonds or other obligations to exercise all the rights, powers and privileges of ownership thereof, and to exercise any and all voting powers thereon; and to guarantee the payment of dividends upon any stock, the principal or interest or both, of any bonds or other obligations, and the performance of any contract.
         To do all and everything necessary, suitable and proper for the accomplishment of any of the purposes or the attainment of any of the objects or the furtherance of any of the powers hereinbefore set forth, either alone or in association with other corporations, firms, or individuals, and to do every other act or acts, thing or things incidental or appurtenant to or growing out of or connected with the aforesaid business or powers of any part or parts thereof, provided that the same be not inconsistent with the laws under which this corporation is organized.
         The business or purpose of the corporation is from time to time to do any one or more of the acts and things herein above set forth, and it shall have power to conduct and carry on its said business, or any part thereof, and to have one or more offices, and to exercise any or all of its corporate powers and rights, in the State of Delaware, and in the various other states, territories, colonies and dependencies of the United States, in the District of Columbia, and in all or any foreign countries.
         The enumeration herein of the objects and purposes of the corporation shall be construed as powers as well as objects and purposes and shall not be deemed to exclude by inference any powers, objects or purposes which the corporation is empowered to exercise, whether expressly by force of the laws of the State of Delaware now or hereafter in effect, or implied by the reasonable construction of the said laws.
               FOURTH: (a) The corporation shall be authorized to issue ten million (10,000,000) shares all of which shares are Common stock with par value at one cent ($0.01) per share.
                        (b) Except as otherwise required by Statute, the holders of the Common Shares of the Corporation shall possess the exclusive right to vote for the election of directors and for all other corporate purpose.
                        (c) Except as otherwise required by statute, the designations and the powers, preferences and rights, and the qualifications or restrictions thereof of any class or classes of stock or any series of any class of stock of the corporation may be determined from tine to time by resolution or resolutions of the Board of Directors.

               FIFTH:    The name and address of the incorporator is as follows:
                             Name                             Address
                             ----                            --------
                        Susan M. Faiella          c/o Phillips, Nizer, Benjamin
                                                           Krim & Ballon
                                                        40 West 57th Street
                                                      New York, New York 10019

               SIXTH:    The following provisions are inserted for the
management of the business and for the conduct of the affairs of the corporation, and for further definition, limitation and regulation of the powers of the corporation and of its directors and stockholders:
                  (1) The number of directors of the corporation shall be such as from time to time shall be fixed by, or in the manner provided in, the by-laws. Election of directors need be by ballot unless the by-laws so provide.
                  (2) The Board of Directors shall have power without the assent or vote of the stockholders:
                           (a) To  make, alter,  amend,  change, add to or
                  repeal the By-Laws of the corporation; to fix and vary the amount to be reserved for any proper purpose; to authorize and cause to be executed mortgages and liens upon all or any part of the property of the corporation; to determine the use and disposition of any surplus or net profits; and to fix the times for the declaration and payment of dividends.
                            (b) To determine  from time to time whether,  and to
                  what extent, and at what times and places, and under what conditions the accounts and books of the corporation (other than the stock ledger) or any of them, shall be open to the inspection of the stockholders.
                  (3) The directors in their discretion may submit any contract or act for approval or ratification at any annual meeting of the stockholders or at any meeting of the stockholders called for the purpose of considering any such act or contract, and any contract or act that shall be approved or be ratified by the vote of the holders of a majority of the stock of the corporation which is represented in person or by proxy at such meeting and  entitled  to vote  thereat  (provided  that a lawful quorum of stockholders be there represented in person or by proxy) shall be as valid and as binding upon the corporation and upon all the stockholders as though it had been approved or ratified by every stockholder of the corporation, whether or not the contract or act would otherwise be open to legal attack because of directors' interest, or for any other reason.
                  (4) In addition to the powers and authorities hereinbefore or by statute expressly conferred upon them, the directors are hereby empowered to exercise all such powers and do such acts and things as may be exercised or done by the corporation; subject, nevertheless, to the provisions of the statutes of Delaware, of this certificate, and to any by-law from time to time made by the stockholders; provided, however, that no by-laws so made shall invalidate any prior act of the directors which would have been valid if such by-laws had not been made.
                  SEVENTH: The corporation shall, to the full extent permitted by Section 145 of the Delaware General Corporation Law, as amended, from time to time, indemnify all persons whom it may indemnify pursuant thereto.
                  EIGHTH: Whenever a compromise or arrangement is proposed between this corporation and its creditors or any class of them and/or between this corporation and its stockholders or any class of them, any court of equitable jurisdiction within the State of Delaware, may, on the application in a summary way of this corporation or of any creditors or stockholder thereof or on the application of any receiver or receivers appointed for this corporation under the provisions of Section 291 of Title 8 of the Delaware Code or on the application of trustees in dissolution or of any receiver or receivers appointed for this corporation under the provisions of Section 279 Title 8 of the Delaware Code order a meeting of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this corporation, as the case may be, to be summoned in such manner as the said court directs. If a majority in number representing three-fourths (3/4) in value of the creditors or class of creditors , and/or of the stockholders or class of stockholders of this corporation, as the case may be, agree to any compromise or arrangement and to any reorganization of this corporation as consequence of such compromise or arrangement, the said compromise or arrangement and the said reorganization shall, if sanctioned by the court to which the said application has been made, be binding on all the creditors or class of creditors, and/or on all the stockholders or class of stockholders, of this corporation, as the case may be, and also on this corporation.
                  NINTH: The corporation reserves the right to amend, alter, change or repeal any provision contained in this certificate of incorporation in the manner now or hereafter prescribed by law, and all rights and powers conferred herein on stockholders, directors and officers are subject to this reserved power.
                  IN WITNESS WHEREOF, I have hereunto signed my name and affirm that the statements made herein are true under the penalties of perjury, this 5th day of November, 1981.






                                             |s| Susan M. Faiella
                                                 ----------------
                                             Susan M. Faiella
                                             c/o Phillips, Nizer, Benjamin, Krim
                                                 &  Ballon
                                                 40 West 57th Street
                                                 New York, New York 10019

                            CERTIFICATE OF AMENDMENT
                                     TO THE
                          CERTIFICATE OF INCORPORATION
                                       OF
                             NUCLEAR MEDICINE, INC.
                             ----------------------

                         (Pursuant to Section 242 of the
                        Delaware General Corporation Law)

It is hereby certified:
         1. The Certificate of Incorporation of NUCLEAR MEDICINE, INC. (the "Corporation") was filed by the Secretary of State of Delaware on November 6, 1981.
         2. The following amendments to the Certificate of Incorporation of the Corporation were duly adopted by the owners of at least a majority of the outstanding stock of the Corporation entitled to vote therein pursuant to the provisions of Section 228 and 242 of the Delaware General Corporation Law:
                  (1) Article FIRST of the Certificate of  Incorporation  of the
                Corporation is hereby amended to change the name of the Corporation to Theragenics Corporation as follows:
                            "FIRST:  The name of the corporation is
                             Theragenics Corporation (hereinafter referred to as the "Corporation")."
                  (2)        Paragraph (a) of Article FOURTH of the
                 Certificate of Incorporation of the Corporation is hereby amended to increase the authorized capital of the Corporation as follows:
                             "FOURTH: (a) The Corporation shall be authorized to issue fifty million (50,000,000) shares, all of which are common shares with par value of one cent ($.01) per share."
              3. The Certificate of Incorporation of the Corporation, so amended, shall remain the Certificate of Incorporation of the Corporation until further changed or amended pursuant to the provisions of the Delaware General Corporation Law.
              IN WITNESS WHEREOF, the undersigned have hereunto signed their names affirming that the statements made herein are true under the penalties of perjury this 13th day of June, 1986.

ATTEST:



|s| Richard Moore                                    |s| John L. Russell, Jr.
    ----------------                                     --------------------
Richard Moore,                                           John L. Russell, Jr.,
Secretary                                                President

                            CERTIFICATE OF AMENDMENT
                                     TO THE
                          CERTIFICATE OF INCORPORATION
                                       OF
                             THERAGENICS CORPORATION

                         (Pursuant to Section 242 of the
                        Delaware General Corporation Law)

         It is hereby certified:

         1. The Certificate of Incorporation of THERAGENICS CORPORATION (the "Corporation") was filed by the Secretary of State of Delaware on November 6, 1981.
         2. The certificate of Incorporation of the Corporation was amended by amendment filed by the Secretary of State of Delaware on June 16, 1986.
         3. The  following   additional   amendment  to  the   Certificate   of
Incorporation of the Corporation was duly adopted by the owners of at least a majority of the outstanding stock of the Corporation entitled to vote thereon at a special meeting of stockholders of the Corporation pursuant to the provisions of Section 242 of the Delaware General Corporation Law:
                           Article FOURTH of the Certificate of Incorporation of the Corporation is hereby amended to add Paragraph
                           (d) effecting a 2 for 3 reverse stock split of the common shares of the Corporation as follows: (d) The 6,141,565 shares of common stock of the Corporation, $.01 par value per share, either issued and outstanding or held by the Corporation as treasury stock, as of June 25, 1986 shall be and are hereby automatically reclassified and changed (without any further act) into 4,094,377 fully-paid and nonassessable shares of the common stock of the corporation, $.01 par value per share, without increasing or decreasing the amount of stated capital or paid-in surplus of the Corporation, provided that no fractional shares shall be issued. The fractional share interests that occur as a result of the foregoing reclassification and change shall be rounded to the nearest number of whole shares. The total authorized capital of the Corporation shall remain 50,000,000 shares of Common Stock, $.01 par value per share.

         4. The Certificate of Incorporation of the Corporation, as amended to date, shall remain the Certificate of Incorporation of the Corporation until further changed or amended pursuant to the provisions of the Delaware General Corporation law.
         IN WITNESS WHEREOF, the undersigned has hereto signed their names affirming that the statements made herein are true under the penalties of perjury this 17 day of July, 1986.

ATTEST:



|s| Richard A. Moore,                           |s| John L. Russell, Jr.
    -------------------                            -----------------------
    Richard A. Moore,                               John L. Russell, Jr.,
    Secretary                                       President

                            CERTIFICATE OF AMENDMENT
                                     TO THE
                          CERTIFICATE OF INCORPORATION
                             THERAGENICS CORPORATION
                             -----------------------

(Pursuant to Section 242 of the Delaware General Corporation Law)

         It is hereby certified:
         FIRST: The Certificate of Incorporation of Theragenics Corporation (the "Corporation") was filed by the Secretary of State of Delaware on November 6, 1981 under the name Nuclear Medicine, Inc. An amendment was filed on June 16, 1986 changing the name of the corporation to Theragenics Corporation. A further amendment was filed on July 24, 1986.
         SECOND: the Certificate of Incorporation of the Corporation is hereby amended by striking out article Seventh thereof and by substituting in lieu of said article the following article:
         SEVENTH: I. Elimination of Certain Liability of Directors. A director of the Corporation shall not be personally liable to the Corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director's duty of loyalty to the Corporation or its stockholders,
         (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under
         Section 174 of the Delaware General Corporation Law, or (iv) for any transaction from which the director derived an improper personal benefit.
                  II.      Indemnification and Insurance.
                           ------------------------------
                      (a)  Right to Indemnification.
                           ------------------------------
         (i) Each person who was or is made a party or is threatened to be made a party to or is involved in any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (hereinafter a "proceeding"), by reason of the fact that he or she, or a person of whom he or she is the legal representative, is or was a director or officer of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise, including service with respect to employee benefit plans, whether the basis of such proceeding is alleged action in an official capacity as a director, officer, employee or agent or in any other capacity while serving as a director, officer, employee or agent, shall be indemnified and held harmless by the Corporation to the fullest extent authorized by the Delaware General Corporation Law, as the same exists or may hereafter be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Corporation to provide broader indemnification rights than said law permitted the Corporation to provide prior to such amendment), against all expense, liability and loss (including attorneys' fees, judgments, fines, ERISA excise taxes or penalties and amounts paid or to be paid in settlement) reasonably incurred or suffered by such person in connection therewith and such indemnification shall continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of his or her heirs, executors and administrators; provided, however, that, except as provided in subparagraph (b) hereof, the Corporation shall indemnify any such person seeking indemnification in connection with a proceeding (or part thereof) initiated by such person only if such proceeding (or part thereof) was authorized by the board of directors of the Corporation.
                  (ii) The right indemnification conferred in this Paragraph shall be a contract right and shall include the right to be paid by the Corporation the expenses incurred in defending any such proceeding in advance of its final disposition; provided, however, that, if the

         Delaware General Corporation Law requires, the payment of such expenses incurred by a director or officer in his or her capacity as a director or officer (and not in any other capacity in which service was or is rendered by such person while a director or officer, including, without limitation, service to an employee benefit plan) in advance of the final disposition of a proceeding, shall be made only upon delivery to the Corporation of an undertaking, by or on behalf of such director or officers, to repay all amounts so advanced if it shall ultimately be determined in accordance with subparagraph (a) (iii) that such director or officer is not entitled to be indemnified under this Paragraph or otherwise. The Corporation may, by action of its Board of Directors, provide indemnification to employees and agents of the Corporation with the same scope and effect as the foregoing indemnification of directors and officers.
                  (iii) Any indemnification of a director of the Corporation under Subparagraph (a) (i) hereof (unless ordered by a court) shall be made by the Corporation only as authorized in the specific case upon a determination that indemnification of the director is proper in the circumstances because he has met the applicable standard of conduct set forth in the Delaware General Corporation Law. Any indemnification of an officer, employee or agent of the Corporation under subparagraph (a)
         (i) hereof (unless ordered by a court) shall be made by the Corporation upon a determination that indemnification of the officer, employee or agent is proper in the circumstances because he has met the applicable standard of conduct set forth in the Delaware General Corporation Law. Any such determination shall be made (i) by the Board of Directors by a majority vote of a quorum consisting of Directors which were not parties to such action, suit or proceeding, or (ii) if such a quorum is not obtainable, or, even if obtainable a quorum of disinterested Directors so directs, by independent legal counsel in a written opinion, or (iii) by the stockholders.
                  (b)       Right of Claimant to Bring Suit.
                            --------------------------------
         If a claim under subparagraph (a) of this Paragraph is not paid in full by the Corporation within thirty days after a written claim has been received by the Corporation, the claimant may at any time thereafter bring suit against the Corporation to recover the unpaid amount of the claim and, if successful in whole or in part, the claimant shall be entitled to be paid also the expense of prosecuting such claim. It shall be a defense to any such action (other than an action brought to enforce a claim for expense incurred in defending any proceeding in advance of its final disposition where the required undertaking, if any is required, has been tendered to the Corporation) that the claimant has not met the standards of conduct which make it permissible under the Delaware General Corporation Law for the Corporation to indemnify the claimant for the amount claimed, but the burden of proving such defense shall be on the Corporation. Neither the failure of the Corporation (including its Board of Directors, independent legal counsel, or its stockholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because he or she has met the applicable standard of conduct set forth in the Delaware General Corporation Law, nor an actual determination by the Corporation (including its Board of Directors, independent legal counsel, or its stockholders) that the claimant has not met such applicable standard of conduct, shall be a defense to the action or create a presumption that the claimant has not met the applicable standard of conduct.
                  (c)  Non-Exclusivity  of Rights.  The right to indemnification
                      ----------------------------
         and the payment of expenses incurred in defending a proceeding in advance of its final disposition conferred in this Paragraph shall not be exclusive of any other right which any person may have or hereafter acquire under any statute, provision of the Certificate of Incorporation, by-law, agreement, vote of stockholders or disinterested directors or otherwise.

                 (d) Insurance. The Corporation may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Corporation or another corporation, partnership, joint venture, trust or other enterprise against any such expense, liability or loss, whether or not the Corporation would have the power to indemnify such person against such expense, liability or loss under the Delaware General Corporation Law.
         THIRD: This amendment to the Certificate of Incorporation of the Corporation was authorized by unanimous written consent of the Board of Directors followed by a vote of a majority of the outstanding stock of the Corporation entitled to vote thereon at the annual meeting of the stockholders of the Corporation in accordance with the provisions of Section 242 of the Delaware General Corporation Law.
         IN WITNESS WHEREOF, the undersigned have executed this Certificate of Amendment of the Certificate of Incorporation affirming that the statements herein contained are true and correct under the penalties of perjury this 1st day of June, 1987.

ATTEST:



|s| Richard Moore                                 |s| John L. Russell
    --------------                                   -----------------------
    Richard Moore, Secretary                       John L. Russell, President

                            CERTIFICATE OF AMENDMENT
                                       OF
                          CERTIFICATE OF INCORPORATION
                                       OF
                             THERAGENICS CORPORATION

Theragenics  Corporation,  a  corporation  organized  and existing  under and by
virtue  of  the  General   Corporation   Law  of  the  State  of  Delaware  (the
"Corporation"),

DOES HEREBY CERTIFY:

FIRST: That at a meeting of the Board of Directors of the Corporation, resolutions were duly adopted setting forth a proposed amendment of the Certificate of Incorporation of the Company, declaring such amendment advisable, and proposing consideration thereof at the annual meeting of the stockholders of the company. The resolution setting forth the proposed amendment is as follows:
                  RESOLVED, that the Certificate of Incorporation of the Corporation be amended by adding a new Article TENTH which shall read in its entirety as follows: TENTH: the directors of the Corporation shall be divided into three classes. The initial term of the office of those directors designated as Class I, Class II, and Class III directors shall expire at the annual meeting of stockholders held in 1993, 1994, and 1995 respectively. At each meeting, beginning with the 1993 annual meeting, directors shall be chosen for a full three-year term to succeed those whose term expires at such meeting. The number of directors which shall constitute the entire board of directors initially shall be five, with two directors designated as class I directors, one as a Class II director, and two as Class III directors. The board of directors may by resolution increase the size of the board of directors; however, the size of the Board may not be increased by more than one director during any twelve-month period. Newly created director positions shall be allocated so as to keep the numbers in each class as nearly equal as possible.
SECOND: That thereafter, pursuant to resolution of its Board of Directors, an annual meeting of stockholders of the company was duly called and held, upon notice in accordance with Section 222 of the General Corporation Law of the State of Delaware, at which meeting the necessary number of shares as required by statute were voted on favor of the amendment. THIRD: That the aforesaid amendment was duly adopted in accordance with the applicable provisions of
Section 242 of the General Corporation Law of the State of Delaware.
         IN WITNESS WHEREOF, said Theragenics Corporation has caused this certificate to be signed by John V. Herndon, its Chairman of the Board, and attested by Bruce W. Smith, its Secretary, this 23rd day of September 1992.


                                           THERAGENICS CORPORATION

                                           By:  |s|  John V. Herndon
                                           -------------------------
                                               Chairman of the Board

ATTEST:

By: |s| Bruce W. Smith
    ------------------
        Secretary

                           CERTIFICATE OF AMENDMENT OF
                         CERTIFICATE OF INCORPORATION OF
                             THERAGENICS CORPORATION

         THERAGENICS CORPORATION, a corporation organized and existing under and by virtue of the general Corporation Law of the State of Delaware, does hereby certify:
                  FIRST: That at a meeting of the Board of Directors of Theragenics Corporation, a resolution was duly adopted setting forth a proposed amendment to the Certificate of Incorporation of Theragenics Corporation, declaring said amendment to be advisable, and declaring that approval of said amendment be considered at the next Annual Meeting of Stockholders.
                  SECOND: The Board of Directors at said meeting of the Board of Directors resolved that Article Fourth of the Certificate of Incorporation of Theragenics Corporation should be amended by deleting paragraph (a) of Article FOURTH in its entirety and by substituting in lieu thereof the following:
                  "FOURTH: (a) The Corporation shall be authorized to issue One Hundred Million (100,000,000) shares, all of which are common shares with par value of one cent ($.01) per share."
                  THIRD: That thereafter, pursuant to resolution of its Board of Directors, and upon notice in accordance with Section 222 of the General Corporation Law of the State of Delaware, a meeting was held at which meeting the necessary number of shares as required by statute were voted in favor of said amendment.
                  FOURTH: That said amendment was duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.
                  IN WITNESS WHEREOF, Theragenics Corporation has caused this Certificate to be signed by Bruce W. Smith, its Secretary, Treasurer and Chief Financial Officer, and attested by, Ronald A. Warren, its Director of Investor Relations and Assistant Secretary, this 29th day of July, 1998.



                                      THERAGENICS CORPORATION


                            By:       |s| Bruce W. Smith
                                       -------------------
                                      Name: Bruce W. Smith
                                      Title: Secretary, Treasurer & CFO

Attested:


By:  |s| Ronald A. Warren
     ---------------------
     Name:  Ronald A. Warren
     Title: Director of Investor Relations
            & Assistant Secretary