Form 10-K/A
period 1997-12-31
THERAGENICS CORP
filed 1998-10-15
CIK 795551

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

Registrant's telephone number, including area code:(770) 271-0233



    Securities registered pursuant to Section 12(b) of the Act:  None
Title of Class                Name of each exchange on which registered
--------------                -----------------------------------------
Common  Stock, $.01           New York Stock Exchange
par value together with
the associated ommon Stock
Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:  None

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

Explanatory Note:

This Amendment No. 1 on Form 10-K/A is filed solely to correct the inadvertent omission of the typed signature of Grant Thornton LLP, the Company's independent accountants, from the audit report and Consent of Independent Accountants included in the electronic version of the Company's Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission ("SEC"). This filing does not reflect any substantive changes from the previously filed Form 10-K, but rather merely corrects the Form 10-K on file with the SEC in electronic format to conform to the original paper copy.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     a) The following documents are filed as part of this Report.

          1. Financial Statements
             See index to financial statements on page 10

          2. Financial Schedules
             Not applicable


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

             10.21 -    Second Amended and Restated Loan and Security Agreement
                        by and between Theragenics Corporation and NationsBank,
                        N.A. (South), Dated as of December 9,
                        1996 (15)
             10.22 -    First modification of Second Amended and Restated Loan
                        and Security Agreement between  Theragenics  Corporation
                        and NationsBank, N.A., Dated September 30, 1997.
             10.23 -    Second  Modification  of Second  Amended and  Restated
                        Loan  and   security   Agreement   between   Theragenics
                        Corporation and  NationsBank,  N.A., Dated November 26,
                        1997.
             10.24 -    Rights Agreement dated as of February 17, 1997 between
                        the Company and SunTrust Bank, Atlanta (16)
             10.25 -    Theragenics  Corporation 1995 Stock Option Plan (17)*
             10.26 -    1997 Stock  Incentive  Plan  (18)*
             10.27 -    Marketing  and Sales Agreement by and between the
                        Company and Indigo Medical, Inc. dated May 30, 1997 (19)
             24.1  -    Consent of Independent Public Accountants
                        for Incorporation by Reference of Audit
                        Report into Registration Statements **
             27.1  -    Financial Data Schedule for the years ended December 31,
                        1997 and 1996 (for SEC use only)
             27.2  -    Financial Data Schedule for the interim periods in the
                        year ended December 31, 1997
             27.3  -    Financial Data Schedule for the interim periods in the
                        year ended December 31, 1996

* Management contract or compensatory plan or arrangement identified pursuant to Item 14(a)(3) of Form 10-K

**   Included herein

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

                                  SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                  THERAGENICS CORPORATION
                                       (Registrant)

                                  By:/s/ Bruce W. Smith
                                     ------------------
                                     Bruce W. Smith
                                     Secretary, Treasurer and
                                     Chief Financial Officer
Dated: October 15, 1998
       Norcross, Georgia

THERAGENICS CORPORATION

TABLE OF CONTENTS


                                                           Page

    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ................11
    (For the periods ended December 31, 1995, 1996 and 1997)

    FINANCIAL STATEMENTS

    Balance Sheets - December 31, 1996 and 1997 .............12

    Statements of Earnings for the Three Years Ended
    December 31, 1997 .......................................13

    Statement of Shareholders' Equity for
    the Three Years Ended December 31, 1997 .................14

    Statements of Cash Flows for the Three Years Ended
    December 31, 1997 .......................................16

    NOTES TO FINANCIAL STATEMENTS ...........................18

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


/s/ GRANT THORNTON LLP
----------------------

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

THERAGENICS CORPORATION

INDEX TO EXHIBIT


                                                                 Page No.


24.1     Consent of Independent Public Accountants                 31
         for Incorporation by Reference of Audit
         Report into Registration Statements

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Theragenics Corporation


We hereby consent to the incorporation by reference of our report dated January 15, 1998, appearing in your Annual Report on Form 10-K for the year ended December 31, 1997, in the Company's Registration Statements on Form S-8, file numbers 333-15313, 333-40737, and 333-40653.


/s/ GRANT THORNTON LLP
    ------------------


Atlanta, Georgia
March 31, 1998