Form 10-Q
period 1998-09-30
THERAGENICS CORP
filed 1998-11-13
CIK 795551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


     (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       or

    (  )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                           Commission File No. 0-15443


                             THERAGENICS CORPORATION
             (Exact name of registrant as specified in its charter)


          Delaware                                  58-1528626
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                Identification Number)


       5325 Oakbrook Parkway
          Norcross, Georgia                           30093
 (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code:  (770)  271-0233


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X _ NO ___


As of November 12, 1998 the number of shares of $.01 par value common stock outstanding was 29,391,762.



                             THERAGENICS CORPORATION

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION:

      ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)                       Page No.

         Condensed Balance Sheets
           December 31, 1997 and September 30, 1998 . . . . . . . . . . . .  3
         Condensed Statements of Earnings
           For the three and nine months ended September 30, 1997 and 1998 . 5

         Condensed Statements of Cash Flows
           For the three and nine months ended September 30, 1997 and 1998 . 6

         Condensed Statement of Changes in Stockholders' Equity
           For the nine months ended September 30, 1998 . . . . . . . . . .  7

         Notes to Condensed Financial Statements . . . . . . . . . . . . .   8

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . 10


PART II.  OTHER INFORMATION

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . 15


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

                             THERAGENICS CORPORATION
                            CONDENSED BALANCE SHEETS
                    DECEMBER 31, 1997 AND SEPTEMBER 30, 1998
                                   (UNAUDITED)


ASSETS
                                                            December 31,            September 30,
                                                                1997                     1998
                                                         ------------------       ------------------
CURRENT ASSETS
 Cash and short-term investments                               $30,161,614              $21,685,191
 Marketable securities                                           8,391,807                6,714,375
 Trade accounts receivable                                       2,925,390                4,492,496
 Inventories                                                       433,873                  670,706
 Refundable income taxes                                                 -                  134,738
 Deferred income tax asset                                               -                   93,000
 Prepaid expenses and other current assets                         160,620                  454,783
                                                         ------------------       ------------------
    TOTAL CURRENT ASSETS                                        42,073,304               34,245,289

PROPERTY AND EQUIPMENT
 Buildings and improvements                                      3,333,728               16,818,703
 Leasehold improvements                                            138,978                  138,978
 Machinery and equipment                                        14,698,623               22,230,812
 Office furniture and equipment                                     66,464                  154,521
                                                         ------------------       ------------------
                                                                18,237,793               39,343,014
 Less accumulated depreciation and
  amortization                                                 (4,695,669)              (6,222,186)
                                                         ------------------       ------------------
                                                                13,542,124               33,120,828
 Land                                                              525,754                  525,754
 Construction in progress                                       14,917,788               15,462,430
                                                         ------------------       ------------------
    TOTAL PROPERTY AND EQUIPMENT                                28,985,666               49,109,012

OTHER ASSETS
 Patent costs                                                       71,836                   65,199
 Other                                                               9,503                    8,948
                                                         ------------------       ------------------
   TOTAL OTHER ASSETS                                               81,339                   74,147
                                                                                  ------------------
                                                         ------------------

       TOTAL ASSETS                                            $71,140,309              $83,428,448
                                                         ==================       ==================




   The accompanying notes are an integral part of these statements.

                             THERAGENICS CORPORATION
                      CONDENSED BALANCE SHEETS - CONTINUED
                    DECEMBER 31, 1997 AND SEPTEMBER 30, 1998
                                   (UNAUDITED)


LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                December 31,            September 30,
                                                                    1997                     1998
                                                             ------------------       ------------------
CURRENT LIABILITIES
 Trade accounts payable                                             $1,435,154                 $746,747
 Accrued salaries, wages and payroll taxes                             689,610                  675,850
 Income taxes payable                                                  845,364                        -
 Other current liabilities                                             137,097                  358,743
                                                             ------------------       ------------------
    TOTAL CURRENT LIABILITIES                                        3,107,225                1,781,340

LONG-TERM LIABILITIES
 Deferred income taxes                                               1,000,000                1,460,000

STOCKHOLDERS' EQUITY
 Common stock, $.01 par value, 100,000,000
  shares authorized; 29,075,682 and 29,386,212
  issued and outstanding                                               290,756                  293,862
 Additional paid-in capital                                         55,594,988               58,080,523
 Retained earnings                                                  11,147,340               21,812,723
                                                             ------------------       ------------------
   TOTAL STOCKHOLDERS' EQUITY                                       67,033,084               80,187,108
                                                             ------------------       ------------------

       TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                                       $71,140,309              $83,428,448
                                                             ==================       ==================




 The accompanying notes are an integral part of these statements.

                             THERAGENICS CORPORATION
                        CONDENSED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                 Three Months                                     Nine Months
                                                     Ended                                           Ended
                                                 September 30,                                   September 30,
                                         -----------------------------------------        -----------------------------------------
                                         ------------------      -----------------        -----------------      ------------------
                                              1997                    1998                     1997                   1998
                                         ------------------      -----------------        -----------------      ------------------
 REVENUE
  Product sales - affiliates                 $5,078,682            $11,095,101               $5,078,682             $28,008,490
  Product sales - non affiliates              1,913,825                  8,832               12,143,682                  40,250
  Licensing Fees                                 25,000                 25,000                   75,000                  75,000
                                         ------------------      -----------------        -----------------      ------------------
                                              7,017,507             11,128,933               17,297,364              28,123,740

 COSTS AND EXPENSES
  Cost of sales                               1,580,207              3,183,913                4,284,908               7,786,699
  Selling, general & administrative           1,179,545              1,644,022                3,755,651               4,288,510
  Research & development                         11,090                262,268                   45,567                 352,206
                                         ------------------      -----------------        -----------------      ------------------
                                              2,770,842              5,090,203                8,086,126              12,427,415

 OTHER INCOME (EXPENSE)
  Interest income                               502,970                273,882                  897,690               1,041,518
  Interest and financing costs                   (3,893)               (15,170)                 (18,515)                (38,823)
  Other                                             355                  1,303                 (35,726)                 (1,637)
                                         ------------------      -----------------        -----------------      ------------------
                                                499,432                260,015                  843,449               1,001,058

 Earnings before income taxes                 4,746,097              6,298,745               10,054,687              16,697,383

  Income tax expense                          1,803,517              2,267,347                3,820,781               6,032,000
                                         ------------------      -----------------        -----------------      ------------------

 NET EARNINGS                                $2,942,580             $4,031,398               $6,233,906             $10,665,383
                                         ==================      =================        =================      ==================


NET EARNINGS PER COMMON SHARE
(Note C)
  Basic                                           $0.10                  $0.14                    $0.23                   $0.37
  Diluted                                         $0.10                  $0.13                    $0.22                   $0.35

WEIGHTED AVERAGE SHARES
(Note C)
  Basic                                       28,898,412             29,364,178               27,009,698              29,213,500
  Diluted                                     30,060,028             30,159,160               28,093,824              30,363,843




   The accompanying notes are an integral part of these statements.

                             THERAGENICS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Three Months Ended                     Nine Months Ended
                                                                    September 30,                           September 30,
                                                      ---------------------------------       ----------------------------------

                                                      ---------------    --------------       --------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                          $2,942,580          $4,031,398          $6,233,906          $10,665,383
 Adjustments to reconcile net earnings to net cash
  provided by operating activities
   Deferred income taxes                                  465,000             260,000           1,360,000              367,000
   Depreciation and amortization                          398,058             702,022           1,167,557            1,533,154
   Stock based compensation                                     -              81,867                   -               81,867
   Changes in assets and liabilities:
    Accounts receivable                                (1,771,189)         (1,085,243)         (3,896,841)          (1,567,106)
    Inventories                                           (55,451)            (61,238)           (239,381)            (236,833)
    Prepaid expenses and other current assets             (73,424)            (48,998)           (135,232)            (294,163)
    Other assets                                                -                 151                   -                  555
    Trade accounts payable                               (478,131)            278,375             (35,611)            (688,407)
    Accrued salaries, wages and payroll taxes              72,844             228,407                (258)             (13,760)
    Income taxes                                           67,366           2,007,427             799,492            1,009,898
    Other current liabilities                               7,572              33,735             180,673              221,646
                                                       ---------------------------------     ------------------------------------
     Total adjustments                                 (1,367,355)          2,396,505            (799,601)             413,851
                                                       ---------------------------------     ------------------------------------

      Net cash provided by operating activities         1,575,225           6,427,903           5,434,305           11,079,234
                                                       ---------------------------------     ------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases and construction of property and
  equipment                                            (3,043,095)         (5,320,141)         (7,506,296)         (21,649,863)
 Purchases of marketable securities                             -          (2,489,573)                  -           (2,489,573)
 Maturities of marketable securities                            -           3,917,005                   -            4,167,005
 Other                                                      2,212                   -               6,637                    -
                                                       ---------------------------------     ------------------------------------
      Net cash used by investing activities            (3,040,883)         (3,892,709)         (7,499,659)         (19,972,431)
                                                       ---------------------------------     ------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net repayments on revolving line of credit                     -                   -          (3,458,436)                   -
 Proceeds from exercise of stock options and warrants     551,652             147,506             899,703              416,774
 Proceeds from issuance of common stock, net                    -                   -          37,017,298                    -
 Other                                                          -                   -              48,759                    -
                                                       ---------------------------------     ------------------------------------
       Net cash provided by financing activities          551,652             147,506          34,507,324              416,774
                                                       ---------------------------------     ------------------------------------

NET INCREASE (DECREASE) IN CASH AND
 SHORT-TERM INVESTMENTS                                  (914,006)          2,682,700          32,441,970           (8,476,423)

CASH AND SHORT-TERM INVESTMENTS AT
 BEGINNING OF PERIOD                                   36,342,099          19,002,491           2,986,123           30,161,614
                                                      ----------------------------------     -------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT
 END OF PERIOD                                        $35,428,093         $21,685,191         $35,428,093          $21,685,191
                                                      ==================================     =====================================




The accompanying notes are an integral part of these statements.

                             THERAGENICS CORPORATION
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)


                                      Common Stock                              Additional
                                       Number of            Par value            paid-in          Retained
                                        shares                 $.01              capital          earnings            Total
                                   ----------------    ---------------      ---------------   ----------------   ----------------
BALANCE, December 31, 1997            14,537,841             $145,378          $55,740,366       $11,147,340        $67,033,084

Two-for-one stock split               14,537,841              145,378             (145,378)                                   -

Exercise of stock options
and warrants                             310,530                3,106              413,668                              416,774

Compensatory stock options                81,867                                    81,867

Income tax benefit from
exercise of stock options
and early disposition of shares                                                  1,990,000                            1,990,000

Net earnings for the period                                                                      10,665,383          10,665,383
                                    ---------------    ----------------     ----------------   -----------------  -----------------

BALANCE, September 30, 1998           29,386,212             $293,862          $58,080,523      $21,812,723         $80,187,108
                                    ===============    ================     ================   =================  =================



The accompanying notes are an integral part of these statements.



THERAGENICS CORPORATION

NOTES TO FINANCIAL STATEMENTS
-----------------------------
SEPTEMBER 30, 1998
------------------
(Unaudited)


NOTE A - BASIS OF PRESENTATION

The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 1998, the results of operations and cash flows for the three and nine months ended September 30, 1997 and 1998 and the changes in stockholders' equity for the nine months ended September 30, 1998. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements and notes be read in conjunction with the audited financial statements and notes for the year ended December 31, 1997, included in the Form 10-K filed by the Company.


NOTE B - CONSTRUCTION IN PROGRESS

The $15.5 million of  construction  in progress at September 30, 1998  primarily represents progress payments on Theragenics' most recent capacity expansion projects. The expansion projects, which are expected to cost approximately $60.0 million, include a manufacturing facility and four cyclotrons for the Phase I expansion project and six cyclotrons with supporting facilities and an administrative facility for the Phase II expansion project. The manufacturing facility and two cyclotrons, representing total costs of approximately $19.6 million, were placed in service in the third quarter of 1998.


NOTE C - STOCK SPLIT

On March 16, 1998, the board of directors approved a two-for-one common stock split, effected in the form of a 100% stock dividend, which was distributed on April 15, 1998 to shareholders of record on March 31, 1998. The stock split has been recognized by reclassifying the par value of the additional shares resulting from the split from additional paid-in capital to common stock. All references to shares outstanding and per share amounts have been restated to reflect the stock split.

On June 12, 1998, the shareholders approved an increase in the number of authorized common shares from 50,000,000 to 100,000,000.


NOTE D - NEW ACCOUNTING PRONOUNCEMENTS

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


THERAGENICS CORPORATION

NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 1998
(Unaudited)


In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. Also, in June 1998, the AICPA issued SOP 98-5 "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires costs of start-up activities and organizational costs, as defined, to be expensed as incurred. These statements are effective for the Company's fiscal year beginning January 1, 1999. Management does not expect either of these SOP's to have a material impact on the Company's results of operations or financial condition.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
            Results of Operations
            ---------------------

Results of Operations

Revenues

Revenues for the quarter and nine months ended September 30, 1998 increased $4,111,000, or 58.6%, and $10,826,000, or 62.6%, respectively, over revenues from the comparable periods of 1997. These increases were attributable to the Company's ability to increase production volume of Theraseed(R) with additional cyclotron and assembly capacity, including the addition of cyclotron numbers five and six during the third quarter of 1998. Contributing to the increase in revenues was increased patient awareness of the Theraseed(R) procedure.


Costs and expenses

Cost of sales

Cost of sales for the quarter and nine months ended September 30, 1998 increased $1,604,000, or 101.5% and $3,502,000, or 81.7%, respectively, over cost of sales from the comparable periods of 1997. These increases are a result of the increases in sales volumes over the 1997 periods. Cost of product sales as a percentage of revenue increased during the quarter ended September 30, 1998 to 28.6% from 22.5% during the third quarter of 1997. Cost of product sales as a percentage of revenue also increased during the nine months ended September 30, 1998, to 27.7% from 24.8% during the comparable 1997 period. These increases were attributable to an increase in the manufacturing fixed cost base as depreciation and other fixed expenses associated with additional cyclotrons and new manufacturing facilities were incurred during 1998. The Company has also increased the number of manufacturing employees and enhanced employee compensation and benefits during 1998 in an effort to continue to attract and retain qualified employees. The Company will continue to strive to offer competitive compensation and benefits programs in order to attract and retain qualified employees. The Company also incurred moving, training, testing and other start-up expenses during 1998 associated with its new manufacturing facilities, which were placed in service in the third quarter. Additionally, the 1998 periods included testing and start-up expenses related to cyclotron numbers five and six, both of which were placed in service during the third quarter of 1998, and cyclotron number seven, for which final acceptance was not given by the Company until October 1998.


Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the quarter and nine months ended September 30, 1998 increased $464,000, or 39.3% and $533,000, or 14.2%, respectively, over the comparable periods of 1997. However, SG&A expenses as a percentage of revenue decreased to 14.8% in the third quarter of 1998 from 16.8% in the third quarter of 1997, and to 15.2% for the nine months ended September 30, 1998 from 21.7% for the comparable 1997 period

The increases in SG&A expenses for the 1998 periods over the 1997 periods were primarily attributable to increases in professional fees and compensation and benefits. The increase in professional fees was primarily due to legal fees in connection with the on-going protection of the Company's trade secrets and other proprietary information. Compensation and benefits increased as the Company continued to add employees and build infrastructure to support its increasing operations. Additionally, the third quarter of 1998 included non-recurring SG&A expenses of approximately $175,000 related to the initial listing of the Company's common stock on the New York Stock Exchange. This listing was undertaken in an effort to benefit the Company's shareholders by increasing liquidity and decreasing volatility of the Company's common stock.

The increases in SG&A expenses described above were partially offset by a reduction in selling expenses as result of a sales and marketing agreement with Indigo Medical, Inc. (Indigo). Under this agreement Indigo, a subsidiary of Johnson & Johnson, bears the cost of a substantial portion of the selling and marketing efforts related to Theraseed(R). The decrease in SG&A expenses as a percentage of revenue in the 1998 periods from the 1997 periods is primarily a result of the decreases in these selling expenses. Selling and marketing related expenses are not expected to continue to decline however, since the sales and marketing agreement with Indigo became effective during the third quarter of 1997.


Research and development

In the third quarter of 1998 research and development (R&D) expenses increased to $262,000 from $11,000 in the third quarter of 1997. For the nine months ended September 30, 1998, R&D expenses increased to $352,000 from $46,000 in the comparable 1997 period. These increases were a result of development efforts to improve the Company's proprietary production processes. Management may accelerate efforts and investment in research and development from time to time in the future when and if appropriate opportunities arise. As a result, R&D expenses may fluctuate significantly on a quarterly basis.


Other income

Other income decreased by $239,000, or 47.9%, for the quarter ended September 30, 1998 from the quarter ended September 30, 1997. For the nine months ended September 30, 1998, other income increased $158,000, or 18.7%, over the nine months ended September 30, 1997. The increase in the 1998 year to date period over 1997 is due to the interest income generated from the investment of the proceeds of the Company's secondary stock offering, which was completed in April 1997. These funds have and will continue to be utilized for the Company's current and future expansion programs. The reduction in other income for the third quarter of 1998 from the third quarter of 1997 resulted from the application of a portion of the proceeds of the secondary offering to fund the expansion programs. As funds continue to be used for expansion programs, management expects other income to return to levels consistent with historical amounts.


Income tax expense

The effective income tax rates were 36.0% and 36.1% for the quarter and nine months ended September 30, 1998, respectively. The effective income tax rates for the quarter and nine months ended September 30, 1997 were 38.0% for each period. The decrease in the effective income tax rates during the 1998 periods from the 1997 periods is due to tax exempt interest earned on invested cash during 1998.


Liquidity and Capital Resources

The Company had cash and short-term investments of $21.7 million at September 30, 1998, compared to $30.2 million on December 31, 1997, a decrease of $8.5 million. For the nine months ended September 30, 1998, operating activities generated $11.1 million in cash. This consisted of net earnings of $10.7 million plus non-cash expenses (primarily depreciation) of $2.0 million, reduced by an increase in receivables of $557,000, an increase in inventories of $237,000, an increase in prepaid expenses and other current assets of $294,000 and a decrease in accounts payable and accrued expenses of $481,000.

During the nine months ended September 30, 1998, investing activities utilized $20.0 million in cash. The Company utilized $21.7 million in cash for purchases and construction of property and equipment. Progress payments on the Company's current capacity expansion projects represented the most significant portion of these expenditures. Phase I of the project, which includes a manufacturing facility and four cyclotrons, is expected to cost approximately $30.0 million and be completed during the first quarter of 1999. Spending on Phase I was approximately $24.9 million through September 30, 1998, of which $11.3 million was spent during the nine months ended September 30, 1998. The manufacturing facility and two of the cyclotrons were placed in service during the third quarter of 1998. This brings the number of fully operational cyclotrons in service to six at the end of the third quarter of 1998.

The Company also has expansion projects underway consisting of six additional cyclotrons, supporting facilities and an administrative facility. The total cost of these projects is expected to be approximately $30.0 million and to be completed in various stages through 1999. Spending on these projects was approximately $10.2 million through September 30, 1998 of which $9.3 million was spent during the nine months ended September 30, 1998.

Other investing activities during the nine months ended September 30, 1998 included $1.1 million in spending on other capital expenditures, consisting primarily of machinery and equipment, and net maturities of short-term bond investments, which provided $1.7 million in cash during the period.

Financing activities, consisting of the exercise of stock options and warrants, provided $417,000 in cash during the nine months ended September 30, 1998. This was a significant decrease from the $34.5 million in cash provided from financing activities during the nine months ended September 30, 1997. The 1997 period included net proceeds from the issuance of common stock of $37.0 million, proceeds from the exercise of stock options and warrants of $900,000, the repayment of a $3.5 million line of credit and $50,000 provided from other activities.

Management believes that the Company's current cash balances, financing arrangements and anticipated cash flows from operations are adequate to meet the financing needs of the Company through 1998. In the event additional financing becomes necessary, management may choose to raise those funds through other forms of financing as appropriate.


Impact of the Year 2000 Issue

Introduction

Many computer systems used today were designed and developed using two digits, rather than four, to specify the year. Consequently, such systems may recognize a date of "00" as the year 1900 instead of the year 2000. Other problems may also be encountered, such as the inability to recognize special codes that make use of the date field. These and other problems may exist in primary software products and embedded systems such as microcontrollers. This may cause many computer systems to fail or create inaccurate results unless corrective measures are taken. Additionally, a company may be affected by the computer systems of their customers and vendors, even though that company's internal computer systems may be Year 2000 (Y2K) compliant.


State of Readiness

The Company began to assess the status of its Y2K readiness during 1997 and developed a plan intended to make its information technology assets, including embedded microcontrollers ("IT assets"), year 2000 ready. The plan covers the following phases: (i) inventory of IT assets, (ii) assessment of repair requirements (iii) repair and testing, and (iv) creation of contingency plans in the event of Y2K related failures. The inventory and assessment phases have been completed for all critical IT assets. Repairs and testing of critical IT assets is currently in process and is scheduled to be completed in the second quarter of 1999.

The Company's Y2K compliance also depends upon the compliance of others. The Company has contacted its critical suppliers and significant customer to evaluate their Y2K programs and state of readiness, and to evaluate whether a Y2K related disruption at these entities would have a material adverse effect on the Company's operations as the year 2000 approaches. At the current date, the Company has received responses from approximately 43% of the entities contacted, none of which have indicated that a year 2000 related business interruption is anticipated. However, while the Company believes it is taking reasonable action in this regard, Theragenics is not in a position to guarantee the performance of others or predict whether any assurances and representations received from others will ultimately prove to be accurate. Additionally, the Y2K compliance of the Company's critical suppliers and significant customer also depends upon the Y2K compliance of their critical suppliers and customers. The Company also relies on governmental agencies, utility companies, telecommunication service providers, financial institutions and other service providers outside of the Company's control. There is no assurance that any of these entities will not experience a year 2000 related failure and business interruption. Such failures could have a material adverse effect on the Company's financial position and results of operations.


Costs to Address the Year 2000 Issue

The Company has incurred costs of approximately $50,000 in addressing the Y2K issue, consisting primarily of replacing IT assets that were not Y2K compliant. Remaining costs of Y2K remediation are not expected to be material.


Risks of the Company's Year 2000 Issues

The Company has not currently identified any critical IT assets under its control that present a material risk of not being Y2K compliant in a timely manner, or for which an acceptable alternative cannot be implemented. As testing continues however, it is possible that IT assets could be identified that present a material risk of a Y2K interruption, and that such an interruption could have a material adverse effect on the Company's financial position and results of operations.

The Company does not possess the ability to control its critical suppliers, significant customer or the health care providers that utilize its product. Y2K related disruptions at these entities could result in delays in the supply of goods and services and capital equipment from the Company's vendors, delays in receiving payments from the Company's significant customer, and delays in the ordering of product and scheduling of Theraseed(R) procedures by the health care providers, among other things. Such potential delays could be of a short-term nature or could be more significant and longer-term. The failure of any of these entities to properly address their year 2000 issues could have a materially adverse effect on the Company's financial position and results of operations. Additionally, the failure of the Company's primary equipment vendor to deliver cyclotrons in accordance with the terms of the purchase contracts could have a materially adverse effect on the Company's ability to increase its production capacity.


Contingency Plans

Contingency plans for critical IT assets are currently being developed. These contingency plans are in the early stages of development and will be modified as the risks of potential Y2K interruptions continue to be assessed.


Forward Looking Statements

This document contains certain forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding possible benefits associated with the alliance with Indigo Medical, Inc., future costs of sales, SG&A expenses, expansion plans, possible electronic data processing problems related to the year 2000 and the sufficiency of the Company's liquidity and capital resources. From time to time, the Company may also make other forward-looking statements relating to such matters as well as anticipated financial performance, business prospects, technological developments, research and development activities and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with the management of growth, year 2000 issues, government regulation of the therapeutic radiological pharmaceutical and device business, dependence on health care professionals, and competition from other brachytherapy products and conventional and newly developed methods of treating localized cancer.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibit 27 - Financial Data Schedule

         (b) Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     REGISTRANT:

                                                     THERAGENICS CORPORATION



                          By:  /s/ M. Christine Jacobs
                               ------------------------
                               M. Christine Jacobs
                               Chief Executive Officer

                               /s/ Bruce W. Smith
                               --------------------------
                               Bruce W. Smith
                               Treasurer and Chief Financial Officer