Form 10-K
period 1998-12-31
THERAGENICS CORP
filed 1999-03-31
CIK 795551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
         SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
         SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM _________ TO _________

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

    Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange on
  Title of each class                              which registered
- - - - - - - - - - - - - - -               - - - - - - - - - - - - - -

Common stock, $.01 par value,                New York Stock Exchange
Together with associated Common
Stock Purchase Rights

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

  As of March 29, 1999 the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, as determined by reference to the closing price of the Common Stock as reported on the New York Stock Exchange, was $152,239,682.

  As of March 29, 1999 the number of shares of common stock, $.01 par value, outstanding was 29,435,018.

  Documents incorporated by reference: Proxy Statement for the registrant's 1999 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998, is incorporated by reference in Part III herein.

Part I

Item 1.  BUSINESS

General

  Theragenics Corporation ("Theragenics" or the "Company") is a leader in the production and sales of implantable radiation devices ("seeds") used in the treatment of cancer. The Company produces and sells TheraSeed(R), which is a U.S. Food and Drug Administration (FDA) licensed device, based on the radioactive isotope palladium 103 (Pd-103). The Company received FDA clearance to market TheraSeed(R) in 1986 and commenced commercial production and product sales in 1987. Currently, TheraSeed(R) is used primarily in the treatment of early stage prostate cancer. In the treatment, TheraSeeds(R) are implanted ("seeding") into the prostate in a one-time, minimally invasive procedure. The radiation emitted by the seeds is contained within the immediate prostate area, killing the cancerous tumor while sparing surrounding healthy cells and organs from any significant dose of radiation. TheraSeed(R) has been shown in independent clinical studies to offer success rates that are comparable to or better than conventional therapies for the treatment of prostate cancer, while being associated with a reduced incidence of adverse side effects. In addition, TheraSeed(R) offers significant quality of life and cost advantages. Since 1987, TheraSeed(R) has been used in over 650 centers across the United States. In 1998, the Company received regulatory approval for the marketing of TheraSeed(R) throughout the member countries of the European Union by obtaining CE Marking. Sales of TheraSeed(R) in Europe were not significant in 1998, and are not expected to be significant in 1999. TheraSeed(R) has also been used on a limited basis in the treatment of cancers of the pancreas, lung, head, neck, oral cavity, brain and eye.

  Prior to 1993, the Company relied exclusively on reactor produced Pd-103. In order to increase control over the timeliness, availability and cost of Pd-103, the Company converted from reactor produced Pd-103 to an alternative means of producing Pd-103 using Company-owned cyclotrons. The first cyclotron became operational in 1993 and as of December 31, 1998, seven cyclotrons were fully operational. Currently, all Pd-103 utilized by the Company is produced by Company-owned cyclotrons.

Industry Overview

Prostate Cancer

    Excluding skin cancer, prostate cancer is the most common form of cancer, and the second leading cause of cancer deaths, in men. Based on industry data, the Company estimates that in 1995 the cost of all methods of treating prostate cancer exceeded $3.0 billion in the United States. The American Cancer Society estimates there will be 179,300 new cases of prostate cancer and an estimated 37,000 deaths associated with the disease in 1999. Between 1989 and 1992, prostate cancer incidence rates increased dramatically, probably due to the increasing use of prostate-specific antigen (PSA) blood test screenings. The rate declined 6.3 percent overall from 1991 to 1995. According to the National Cancer Institute, the incidence rate for white men peaked in 1992 at approximately 186 new cases per 100,000 men before declining 27% to 135 new cases per 100,000 in 1994. Incidence in African American men peaked in 1993 at approximately 265 cases per 100,000 before declining 12% to approximately 234 cases per 100,000 in 1994. The prostate cancer death rate for white men began dropping in 1992 and for black men in 1994.

  Prostate cancer incidence and mortality increase with age. More than eight out of ten men diagnosed with prostate cancer are over the age of 65. Prostate cancer accounts for about 13% of male cancer-related deaths. Men survive at least five years in 89% of the diagnosed prostate cancer cases. According to the American Cancer Society, approximately 58% of all prostate cancers are found while they are still localized (confined to the prostate), and a 5-year relative survival rate for men with localized prostate cancer is 100%. 31% of prostate cancers have spread to tissues near the prostate when diagnosed, and the 5-year survival rate for these men is 94%. The remaining 11% of those men diagnosed have prostate cancer that has spread to distant parts of the body. About 31% are expected to survive at least five years. These survival statistics, according to the American Cancer Society, include all diagnosed prostate cancer cases, regardless of the treatment. The Company estimates that in 1998, its U.S. market share in the treatment of early stage localized prostate cancer was approximately 8%.

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

    Staging is the process of determining how far the cancer has spread. The treatment and recovery outlook depend on the stage of the cancer. The TNM system is the staging process used most often. The TNM system for staging gives three key pieces of information:

    T refers to the size of the Tumor which is measured in centimeters (cm). One cm is about one-half inch. N describes how far the cancer has spread to nearby lymph Nodes. M shows whether the cancer has spread (Metastasized) to other organs of the body. In addition, the TNM descriptions can be grouped together with stages labeled 0 through IV (0-4). The higher the number, the more the cancer has spread. The following table summarizes the various stages of prostate cancer.

    Stages                                  Characteristics of prostate cancer
    T1 or T2                        Localized in the prostate
    T3 or T4                        Locally advanced
    N+ or M+                        Spread to pelvic lymph nodes (N+) or distant
                                      organs (M+)


    The Gleason system is typically used for "grading" or determining how fast the tumor is growing. Some prostate cancers grow more quickly than others. A Gleason grade, which ranges from 2 to 10, usually is used to indicate the tumor's growth rate after it is taken during a biopsy. Higher Gleason grades such as 8-10 means cancer cells are likely to grow more quickly. Most localized cancers of the prostate are an intermediate grade, Gleason grades 4, 5, or 6.

    Approximately 58% of new prostate cancer diagnoses are defined as being localized (that is, confined to the prostate) and the 5-year relative survival rate for men with localized prostate cancer is 100%. The lack of early-stage symptoms makes diagnosis difficult. Until the mid 1980's, the best method of routine examination had been the digital rectal exam, an uncomfortable subjective determination. The diagnostic test currently used most often is the PSA blood test, which determines the amount of prostate specific antigen ("PSA") present in the blood. PSA is found in a protein secreted by the prostate, and elevated levels of PSA can be associated with either prostatitis (a noncancerous inflammatory condition) or a proliferation of cancer cells in the prostate. As stated earlier, the number of new prostate cancers diagnosed increased significantly from 1989 to 1993, probably as a result of an improvement in the ability to diagnose prostate cancer through physicians' use of the PSA test. Industry studies have shown that the PSA test can detect prostate cancer as many as five years earlier than the digital rectal exam. The PSA test is currently part of the routine medical check-up for prostate assessment. Transrectal ultrasound tests and biopsies are typically performed on patients with elevated PSA readings to confirm the existence of cancer.

Treatment Options

    In addition to seeding, prostate cancer can be treated with radical prostatectomy ("RP"), transurethral resection of the prostate ("TURP"), external beam radiation therapy ("EBRT"), cryosurgery, hormone therapy, chemotherapy and watchful waiting. Some of these therapies may be combined in special cases to address a specific cancer stage or patient need. For example, TheraSeed(R) has been used in combination with EBRT to treat some locally advanced cases of prostate cancer. The treatments that have been most successful are those that remove or kill all of the cancerous tissue while avoiding excessive damage to the surrounding healthy tissue. When the cancerous tissue is not completely eliminated, the cancer typically returns to the primary site, often with metastases to other areas. The following is a summary of treatment options for prostate cancer other than seeding.

 Radical Prostatectomy and transurethral resection of the prostate are the two most common surgical procedures. Radical Prostatectomy involves the complete removal of the prostate gland. This procedure has been used for over 30 years and is considered to be the standard medical treatment for early-stage, localized tumors. RP typically requires a three-day average hospital stay and a lengthy recovery period (generally three to five weeks). Possible side effects include impotence and incontinence. The cost of RP ranges from $19,000 to $25,000 per procedure, excluding treatment for side effects and postoperative complications. Approximately 120,000 men underwent RP in 1995, and it is estimated that 120,000 men will undergo RP in the year 2000.

  Transurethral resection of the prostate (TURP) is used for men who are not able to have a radical prostatectomy because of advanced age or serious illness in addition to the prostate cancer. It is not done to cure the disease or to remove all of the cancer, but rather as a relief of the symptoms from the disease before other treatments begin. The procedure is actually used more often to relieve symptoms of non-cancerous prostate enlargement. The procedure usually requires a hospital stay of one to two days and the patient may return to work in one to two weeks. Possible side effects include some bleeding into the urine after surgery, possibility of infections and the risks associated with the type of anesthesia used.

    External Beam Radiation Therapy involves directing a beam of radiation at the prostate gland to destroy tumorous tissue and has been a common technique for treating many kinds of cancer since the 1950s. EBRT has typically been reserved for early-stage prostate cancer in locally advanced cases where the patient is an inappropriate surgical risk. Patients are usually treated five days per week in an outpatient center over a period of six to seven weeks. Rectal complications resulting from damage to the rectal wall caused by the radiation beam as it travels to the prostate are the most common side effects. Other possible side effects also include incontinence and impotence, but these side effects generally occur with less frequency than they do following RP. EBRT is estimated to cost between $13,000 to $17,000 per patient. Approximately 35,000 men underwent EBRT in 1995, and it is estimated that approximately 65,000 EBRT procedures will be performed in the year 2000 for the treatment of localized prostate cancer.

    Cryosurgery involves placing a small metal tool into the tumor and killing the cancer by freezing the entire prostate. Patients usually remain in the hospital for one to two days. There will be some bruising and soreness of the area where the probe was inserted. Side effects of cryosurgery may include damage to nerves near the prostate that may cause impotence and incontinence, damage to bladder and intestines, and a fistula (an abnormal opening) between the rectum and bladder. This option is considered most appropriate for men with serious medical conditions that make them unable to endure surgery or radiation therapy.

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

The Theragenics Solution

    Theragenics produces TheraSeed(R), an FDA-cleared device for treatment of all solid localized tumors and currently used principally in seeding for the treatment of prostate cancer. In the prostate application, TheraSeeds(R) are implanted throughout the prostate gland in a minimally invasive surgical technique under ultrasound guidance. The radiation emitted by the seeds is contained within the immediate prostate area, killing the tumor while sparing surrounding organs of significant radiation exposure. The seeds, whose capsules are biocompatible, remain in the prostate after delivering their radiation dose. TheraSeed(R) is best suited for solid localized tumors and is typically classified as a treatment for early-stage disease.

    Management believes TheraSeed(R) offers significant advantages over RP and EBRT. Recent multi-year clinical studies indicate that seeding offers success rates for early-stage prostate cancer that are comparable to or better than those of RP or EBRT plus reduced complication rates. In addition, the TheraSeed(R) treatment is a one-time outpatient procedure with a typical two to three day recovery period. By comparison, RP is an inpatient procedure typically accompanied by an average three day hospital stay and a three to five week recovery period, and EBRT involves six to seven weeks of daily radiation treatments. The Company estimates that treatment with TheraSeed(R) generally costs $13,000 to $17,000 per procedure, which is substantially lower than the cost of RP and comparable to the cost of EBRT.

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

Clinical Results

  Strong Efficacy Results. Clinical data indicates that seeding offers success rates for early-stage prostate cancer treatment that are comparable to or better than those of RP or EBRT. The vast majority of published studies on the use of seeding in the treatment of early-stage prostate cancer have been very positive. In a study published in Urology Times in September 1994, Drs. John Blasko and Haakon Ragde of the Northwest Tumor Institute in Seattle, Washington, in a study of 298 men with early-stage prostate cancer, found an actuarial local control rate of 96% after treatment with either Pd-103 or I-125 seed implantation. A study published in 1995 by Drs. Blasko and Ragde found 100% of the 111 patients treated with TheraSeed(R) for localized early-stage prostate cancer showed no localized prostate cancer after treatment follow-up ranging from 12-73 months, with a median follow-up of 32 months. The actuarial disease-free rate at 54 months was 89%. Updating their previous study on patients treated with Pd-103 or I-125 for a paper published for the Seminars in Surgical Oncology 1997, Drs. Blasko, Ragde, Grimm, et al. found a seven-year actuarial local (confined to the prostate) and distal (outside the prostate) disease-free rate of 97% and 95%, respectively for 320 patients treated for localized early-stage prostate cancer. Because of Dr. Blasko's extensive experience in the treatment of cancer and brachytherapy, the company retained him as a medical and cancer advisor in 1998.

Seeding treatment in combination with EBRT has also recorded impressive results in the treatment of higher risk prostate cancer patients. In their paper published for the Seminars in Surgical Oncology 1997, Drs. Blasko, Ragde, Grimm, et al. also presented an eight-year actuarial local and distal disease-free rate of 91% and 83%, respectively for 231 patients who were considered to represent higher risks of locally advanced prostate cancer and were treated with a combination of Pd-103 or I-125 seeding and a modified dose of EBRT. A study by Dr. Michael Dattoli of University Community Hospital, Tampa, Florida, and Dr. Kent Wallner of Memorial Sloan-Kettering Cancer Center, New York, New York, published in the International Journal of Radiation Oncology, Biology and Physics in July 1996 found a three-year actuarial freedom from biochemical failure (based on PSA scores) of 79% among 73 patients with clinically localized, high risk prostate cancer who were treated with EBRT in combination with Pd-103. This compares favorably to results reported for patients treated with conventional dose EBRT alone. These locally advanced cases are significant because typical RP protocols would not classify them as suitable for surgical treatment.

    Reduced Incidence of Side Effects. Because TheraSeed(R) delivers a highly concentrated and confined dose of radiation directly to the prostate, healthy surrounding tissues and organs are spared excessive radiation exposure. This results in significantly fewer and less severe side effects and complications than are incurred with other conventional therapies. RP generally results in a 65-90% impotence rate and a 2-35% incontinence rate, and EBRT generally results in impotence and incontinence rates of 40-60% and 8-18%, respectively. In contrast, according to the 1995 study by the Northwest Tumor Institute described above, it was reported that 85% of seed therapy patients under 70 years of age who were potent before the procedure remained so. In addition, patients who had not had a previous transurethral prostate resection ("TURP") suffered no incontinence. Patients having a previous TURP have compromised urinary tracts and can experience higher rates of incontinence. Patients receiving seeding can expect some urethra irritation and urinary urgency post-implantation as the Pd-103 delivers its radiation dose.

    Lower Treatment Cost. The total cost of seeding is approximately $15,000 per procedure. This is approximately two-thirds the cost of RP, which ranges from $19,000 to $25,000, excluding treatment for side effects and post-operative complications. Seeding cost is comparable to the cost of EBRT, which ranges from $13,000 to $17,000 for a six-to-seven week course of treatment.

    Management believes TheraSeed(R) represents the best available form of seeding. Another radioactive isotope, Iodine-125 ("I-125"), is also commercially available as a permanent implant. TheraSeed(R) was the first commercially available alternative isotope to I-125 since I-125's introduction in the 1970s. Management believes that I-125 and Pd-103 are used in approximately 60% and 40%, respectively, of all prostate cancer seeding procedures. Another technique known as "temporary seeding," which involves the temporary placement of an Iridium-based source in or near a tumor, is used in a very small percentage of cases. Management believes Pd-103 has the following advantages over I-125: (i) Pd-103 delivers three times the initial dose rate of I-125, which can yield advantages in treating aggressive cancers, (ii) Pd-103 has approximately one-third the half-life of I-125, which shortens the duration of some radiation induced side effects by two-thirds and reduces radiation exposure to medical personnel in treatment follow-up; and (iii) unlike I-125, Pd-103 is nontoxic and non-volatile as it decays. Management is not aware of any clinical studies directly comparing the efficacy of Pd-103 versus I-125.

Strategy

  In an effort to enhance market penetration and maintain technological leadership, the Company signed a sales and marketing agreement with Indigo Medical, Inc., a Johnson & Johnson company, in 1997. Management believes that over time this agreement provides an opportunity for Theragenics and Indigo to take the seeding treatment of prostate cancer to levels of penetration previously unseen by leveraging the marketing, health care organization network, training capacity and international capabilities of Johnson & Johnson.

  In 1998 the Company received regulatory approval for the marketing of TheraSeed(R) throughout the member countries of the European Union by obtaining CE Marking, and a limited number of TheraSeed(R) procedures were performed in Italy and Germany. Management does not expect sales of TheraSeed(R) in Europe to be significant in 1999.

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

    To increase its control over timely, consistent and continuing availability and cost of Pd-103, the Company turned away from reactor-based neutron bombardment of Pd-102 and to the cyclotron-based proton bombardment method of producing Pd-103. To accomplish this alternative method of production, the Company contracted in 1992 for the purchase of a cyclotron for in-house production of Pd-103. After the cyclotron was delivered and reliable production of Pd-103 was proven, the Company discontinued its reliance on outside vendors for irradiation services.

    The Company currently has eight cyclotrons in production and is currently installing a ninth, which is scheduled to become operational during the second quarter of 1999. The Company has ordered five additional cyclotrons to be installed in fiscal 1999, though the last of these five will not be operational until early 2000. The Company's cyclotrons are designed, built, installed and tested by a company specializing in the construction of such equipment.

    Due to the highly sophisticated and technical nature of the equipment, the Company has in the past encountered delays and difficulties in the construction, installation and testing of its cyclotrons. Management cannot be certain that such problems will not occur in connection with the construction, installation and testing of the cyclotrons to be installed in 1999 and 2000.

    Cyclotron operations constitute only one component of the TheraSeed(R) manufacturing process. Because the production of TheraSeed(R) is highly sensitive and labor intensive, management is focusing significant attention and effort on automating and otherwise improving all aspects of the Company's manufacturing process. Certain portions of the Company's production processes were automated during 1998. Although the automation process is difficult and time consuming, and has been subject to significant delays, management believes it can continue to improve efficiency, further reduce radiation exposure to personnel and provide additional production capacity for TheraSeed(R).

  During 1997, the Company received certification that its quality control system meets all the requirements of the International Organization for Standards' ISO 9001/EN46001 Quality System Standard.

Marketing

    Strategic Alliance. In 1997, the Company entered into a sales and marketing agreement with Indigo Medical, Inc., a Johnson & Johnson Company, granting to Indigo the exclusive worldwide right to market and sell TheraSeed(R) for the treatment of prostate cancer. Indigo has assumed responsibility for the education and training of urologists, radiation oncologists and other personnel involved in the use of TheraSeed(R) for the treatment of prostate cancer.

  Management believes that upon full implementation of Indigo's marketing efforts directed to patients and medical professionals, the alliance with Indigo will provide the opportunity for long-term sales growth and international expansion while allowing the Company to focus its resources on maintaining its leadership in the production of Pd-103 for prostate cancer treatment and other potential applications. By leveraging the extensive worldwide marketing capability of Indigo and Johnson & Johnson, the Company eliminates the need to develop an extensive, vertically integrated sales, marketing and education and training network for the marketing of TheraSeed(R) for prostate cancer.

Management does not anticipate having the ability to generate significant sales in other cancer areas in the coming year.

TheraSphere(R)

    Theragenics has also participated in the development of TheraSphere(R), a microscopic radioactive glass sphere designed for the treatment of liver cancer. The Company holds a worldwide exclusive license from the University of Missouri for the use of the technology required to produce TheraSphere(R). The Company has granted to Nordion International, Inc. ("Nordion") an exclusive worldwide sublicense to manufacture, distribute and sell TheraSphere(R) for any application. TheraSphere(R) has been approved for distribution in Canada, but has not been approved by the FDA for distribution in the United States. Under the terms of the sublicense, Nordion has agreed to obtain the necessary regulatory approvals for distribution of TheraSphere(R) in the United States and other countries. Timing for commercial development and regulatory approval of TheraSphere(R) in the United States and elsewhere is uncertain, and management does not anticipate significant revenues from TheraSphere(R) within the foreseeable future.

    A TheraSphere(R) treatment dose contains approximately five million yttrium-90 glass spheres that are each approximately half the diameter of a human hair. In the treatment of liver cancer, a radiation dose is delivered to the tumor by introducing TheraSphere(R) by catheter into the hepatic artery, which carries arterial blood to the liver. Because of greater blood flow to tumors compared to healthy liver tissue, the microspheres concentrate in the capillaries feeding the tumor. The concentration of microspheres in healthy tissue is much lower. Because of the ability to place and concentrate the radiation source in such close proximity to the tumor, TheraSphere(R) can deliver a radiation dose to the tumor cells five times as strong as that which can be delivered via external beam radiation.

Patents and Licenses; Trade Secrets

    The Company holds United States patents directed to Pd-103 based on its production using both cyclotrons and nuclear reactors. The Company also has corresponding patents in Canada, South Africa, Japan and the countries of the European patent convention, and a PCT patent application on file for Japan, Australia, New Zealand, Canada, and Europe (representing 16 European countries) as well as a direct filing in Mexico. The Company may file additional patent applications from time to time and considers the ownership of patents important, but not necessarily essential, to its operations. The Company also uses a strategy of confidentiality agreements and trade secret treatment to provide primary protection to a number of proprietary design modifications in the cyclotrons, as well as various production processes.

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

    Theragenics holds patents for technology concerning methods for delivery of TheraSphere(R) in several countries, including the United States, Canada, Australia, Argentina, South Africa and the countries of the European patent convention, and has patent applications on file in other countries, including Japan. The Company exclusively licenses this technology to Nordion for worldwide use.

    The Company also relies to a significant degree on trade secrets, proprietary know-how and technological advances that are either not patentable or which the Company chooses not to patent. In particular, the Company has designed certain modifications to its cyclotrons as well as various production processes that it deems to be proprietary. The Company seeks to protect non-patented proprietary information, in part, by confidentiality agreements with suppliers, employees and consultants.

Seasonality

  The Company has not historically identified seasonality in the demand for TheraSeed(R). The Company's rapid sales growth together with production capacity constraints experienced prior to the fourth quarter of 1998 prevented any meaningful ability to detect seasonality. The fourth quarter of 1998 was the first quarter in which production capacity exceeded demand. Management believes that a variety of factors may have combined to create these circumstances, including the annual occurrence of three holidays and a major medical convention in the fourth quarter, together with the fact that the transition of sales responsibility to Indigo was substantially completed during the fourth quarter of 1998. As a result of the combined effect of the foregoing factors, the impact of seasonality on the Company's future sales is uncertain at this time. Accordingly, no assurances can be given that seasonality will not be identified in future periods.

Research and Development

  Research and development (R&D) expenses were $448,000 in 1998 compared to $55,000 in 1997. The increase in R&D was a result of development efforts to improve the Company's proprietary production processes.

Competition

  The Company competes in a market characterized by technological innovation, extensive research efforts and significant competition. In general, TheraSeed(R) competes with conventional methods of treating localized cancer, such as RP and EBRT, as well as competing permanent implant devices. RP currently represents the standard medical treatment for early-stage, localized prostate cancer. RP has a long history of favorable clinical results and physicians have developed a high degree of familiarity and comfort with this procedure. EBRT is also a well-established method of treatment and is widely accepted for patients who do not represent a good surgical risk or whose prostate cancer has advanced beyond the stage for which surgical treatment is indicated. Management believes that if general conversion from these treatment options (or other established or conventional procedures) to TheraSeed(R) treatment does occur, such conversion will be the result of a combination of equivalent or better efficacy, reduced incidence of side effects and complications, lower cost, other quality of life issues and pressure by health care providers and patients.

  Iodine-125 (I-125) is commercially available as a permanent implant and competes with TheraSeed(R). At least three companies are currently producing and distributing I-125 seeds and a number of companies have announced their intentions to do so. Management believes that I-125 and Pd-103 are used in approximately 60% and 40%, respectively, of all prostate cancer seeding procedures. The dose rate of I-125 is approximately one-third of Pd-103, and the half-life of I-125 is approximately three times longer than Pd-103. Management believes that Pd-103 enjoys a competitive advantage over I-125 based on: (i) a higher dose rate, which can yield advantages in treating aggressive cancers;
(ii) a shorter half-life, which shortens the duration of some radiation induced side effects by two-thirds and reduces radiation exposure to medical personnel in treatment follow-up; and (iii) unlike I-125, Pd-103 is non toxic and non-volatile as it decays.

  A small number of patients in the United States have recently been treated with Pd-103 seeds produced and distributed by at least two other companies, which compete directly with TheraSeed(R). These companies have announced their intentions to produce Pd-103 seeds in commercial quantities in 1999. One of these companies also produces I-125 seeds. A number of other companies have also announced their intentions to produce Pd-103 seeds. Management believes that Theragenics has competitive advantages over these companies including: (i) its proprietary production processes that have been developed and patented; (ii) its record of reliability and safety in its manufacturing operations; (iii) the time and resources required for competitors' production capabilities to ramp up to commercial production on a scale comparable to Theragenics'; and (iv) the resources and world-wide marketing capabilities of its marketing partner, Indigo, a Johnson and Johnson company.

  One of the companies that has produced Pd-103 consists of certain former employees of Theragenics. Theragenics initiated legal action against this company in 1997 for misappropriation of trade secrets. The Company's lawsuit against the former employees' company is on going, and management is currently unable to predict the ultimate outcome of the litigation.

    In addition to the competition from the procedures and companies noted above, many companies, both public and private, are researching new and innovative methods of preventing and treating cancer. In addition, many companies, including many large, well-known pharmaceutical, medical device and chemical companies that have significant resources available to them, are engaged in radiological pharmaceutical and device research. These companies are located in the United States, Europe and throughout the world. Significant developments by any of these companies could have a material adverse effect on the demand for Theragenics' products.

Government Regulation

  The Company's present and future intended activities in the development, manufacture and sale of cancer therapy products are subject to extensive laws, regulations, regulatory approvals and guidelines. Within the United States, the Company's therapeutic radiological device must comply with the U.S. Federal Food, Drug and Cosmetic Act, which is enforced by the FDA. As a result of receiving its CE Marking during 1998, the Company must also comply with the regulations of the Competent Authorities of the European Union for TheraSeed(R) sold in the member nations of the European Union.

  The Company is also required to adhere to applicable FDA  regulations for Good
Manufacturing  Practices,   including  extensive  record  keeping  and  periodic
inspections of manufacturing facilities.

  The Company obtained FDA 510(k) clearance in 1986 to market TheraSeed(R) for, in general, the treatment of localized solid tumors. A new 510(k) clearance would be required for any modifications in the device or its labeling that could significantly affect the safety or effectiveness of the original product.

  The Company's handling of radioactive materials is governed by the State of Georgia in agreement with the Nuclear Regulatory Commission (NRC). The users of TheraSeed(R) are also required to possess licenses issued either by the states in which they reside or the NRC (depending upon the state involved and the production process used). The Company's expansion plans require the Company to secure additional permits and licenses from a number of environmental, health and safety regulatory agencies. The Company believes, but cannot assure, that it will be able to acquire the permits and licenses necessary for its planned expansion of its manufacturing capacity in accordance with its timetable. To date, the Company has not experienced delays in licensing any of its facilities or cyclotrons.

  The Company is required under its radioactive materials license to maintain radiation control and radiation safety personnel, procedures, equipment and processes, and to monitor its facilities and its employees and contractors. The Company is also required to provide financial assurance that adequate funding will exist for end-of-life radiological decommissioning of its cyclotrons and other radioactive areas of its property that contain radioactive materials. The Company's decommissioning obligations will increase as its production capacity is expanded.

  The Company disposes of low level radioactive waste to licensed commercial radioactive waste treatment or disposal facilities for incineration or land disposal. Management believes the Company is in compliance with all state and federal regulations in this regard. The Company provides training and monitoring of its personnel to facilitate the proper handling of all materials.

Employees

    As of December 31, 1998, the Company had 190 full time employees (including full time temporary employees and executive personnel). Of this total, 156 were engaged in the development and production of the Company's products. The remainder were engaged in marketing and general corporate activities. The Company's employees are not represented by a union or a collective bargaining agreement, and management considers employee relations to be good.

Item 2.  Properties

  The Company owns two manufacturing facilities located in Buford, Georgia. One, completed and placed into service during 1998, houses cyclotrons, raw material processing, assembly and shipping operations. The second facility, which is adjacent to the first facility, houses cyclotrons. The Company also leases warehouse space and office space in two buildings located in Norcross, Georgia.

    Upon completion of the expansion projects currently underway, approximately 15 acres will be available for future development adjacent to the Company's current Buford location. Management intends to use this land for long term expansion of its manufacturing and support operations.

Item 3.  Legal Proceedings

    Subsequent to December 31, 1998, the Company and certain of its officers and directors were named as defendants in twelve (12) separate securities actions, alleging violations of the federal securities laws, including Sections 10(b), 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934, as amended. As of this time, eleven of the actions are pending in the U.S. District Court for the Northern District of Georgia; a twelfth action is presently pending in the Central District of California and is expected to be dismissed in the near future (1). The complaints, which are substantially similar in nature, purport to represent a class of investors who purchased or sold securities during the time period from January 29, 1998 to January 11, 1999. The complaints generally allege that the defendants made certain misrepresentations and omissions in connection with the performance of the Company during the class period. The complaints seek unspecified damages. No answer or otherwise responsive papers are yet due from the defendants. Management believes these charges are without merit and intends to vigorously oppose the litigation, however, given the nature and early stage of the proceedings, the ultimate outcome of the litigation cannot be determined at this time. Accordingly, no provision for any liability that might result from this litigation has been made. The Company and its officers and directors maintain insurance for claims of this general nature.


(1)      A complete list of the pending actions follows:

o MCV SALES INC. PROFIT SHARING PLAN & TRUST DTD 6/16/75, on behalf of itself and all others similarly situated v. THERAGENICS
         CORP., M. CHRISTINE JACOBS and BRUCE W. SMITH; Civil Action
         No.1:99-CV 0141 TWT
o        SIDNEY FELDON, on behalf of himself and all others similarly situated
         v. THERAGENICS  CORP., M. CHRISTINE JACOBS and BRUCE W.
         SMITH; Civil Action No. 1 99-CV-0175 TWT
o        DANIEL KURSMAN, on behalf of himself and all others similarly situated
         v. THERAGENICS CORP., M. CHRISTINE JACOBS and BRUCE W. SMITH; Civil Action No. 1 99-CV-0201 TWT
o BRUCE B. BERNSTEIN, on behalf of himself and all others similarly situated v. THERAGENICS CORP., M. CHRISTINE JACOBS and
         BRUCE W. SMITH; Civil Action No. 1 99-CV-0205 TWT
o GERALDINE BYERS, on behalf of herself and all others similarly situated v. THERAGENICS CORP., M. CHRISTINE JACOBS and BRUCE W. SMITH; Civil Action No. 1 99-CV-0253 TWT
o        HOWARD B. MARKS, on behalf of himself and all others similarly situated
         v. THERAGENICS CORP., M. CHRISTINE JACOBS and BRUCE W. SMITH; Civil Action No. 1 99-CV-0271 TWT
o ALEXANDER T. KOWALSKI, on behalf of himself and all others similarly situated v. THERAGENICS CORP., M. CHRISTINE JACOBS and
         BRUCE W. SMITH; Civil Action No. 1 99-CV-0354 TWT
o        SARA CHEESEMAN,  on behalf of herself and all others similarly situated
         v. THERAGENICS CORP., M. CHRISTINE JACOBS and BRUCE W. SMITH; Civil Action No. 1 99-CV-0407
o        JERRY L. JENSEN, on behalf of himself and all others similarly situated
         v. THERAGENICS CORP., M. CHRISTINE JACOBS and BRUCE W. SMITH; Civil Action No. 1 99-CV-0425
o JOSEPH S. BUTLER, on behalf of himself and all others similarly situated v. THERAGENICS CORP., M. CHRISTINE JACOBS and BRUCE W. SMITH; Civil Action No. 1 99-CV-0443
o ROBERT L. THOMAS, JR., on behalf of himself and all others similarly situated v. THERAGENICS CORP., M. CHRISTINE JACOBS and
         BRUCE W. SMITH; Civil Action No. 1 99-CV-0488; and
o        In the United States  District Court,  Central  District of California:
         GABRIEL  BERCZI, on behalf of himself and all others similarly situated
         v. THERAGENICS CORP., BRUCE W. SMITH, CHARLES KLIMKOWSKI, CHRISTINE JACOBS, PETER SAUNDERS, and ORWIN CARTER; Civil Action No. 99-00533 CBM (RZX)

Item 4.  Submission of Matters to a Vote of Security Holders

  The Company did not submit any matter to a vote of its security holders during the fourth quarter of calendar 1998.



PART II

Item 5.         Market for Registrant's Common Equity and Related
                Stockholder Matters

  The Company's common stock, $.01 par value, ("Common Stock") is traded on the New York Stock Exchange (NYSE) under the symbol "TGX". Trading on the NYSE commenced on August 6, 1998. Prior to that date, the Company's Common Stock was traded on the Nasdaq National Market. The high and low prices for the Company's Common Stock as reported on the NYSE and, prior to August 6, 1998, on NASDAQ, for each quarterly period in 1997 and 1998 are as follows:

                                      High       Low
1997
First Quarter........................$13.75     $7.87
Second Quarter....................... 12.69      7.52
Third Quarter.........................25.00     11.12
Fourth Quarter........................27.00     16.50

1998
First Quarter.........................35.37     17.81
Second Quarter........................34.62     22.25
Third Quarter.........................24.75      9.25
Fourth Quarter........................21.75     10.81

    As of March 29, 1999, the closing price of the Company's Common Stock was $6.75 per share. Also, as of that date, there were approximately 811 holders of record of the Company's Common Stock. The number of record holders does not reflect the number of beneficial owners of the Company's Common Stock for whom shares are held by depositary trust companies, brokerage firms and others.

  In February 1997 the Company's Board of Directors adopted a Stockholder Rights Plan (the "Rights Plan"). The Rights Plan contains provisions to protect the

Company's stockholders in the event of an unsolicited offer to acquire the Company, including offers that do not treat all stockholders equally, the acquisition in the open market of shares constituting control without offering fair value to all stockholders, and other coercive, unfair or inadequate takeover bids and practices that could impair the ability of the Board of Directors to represent stockholders' interests fully. Pursuant to the Rights Plan, each share of the Company's Common Stock contains a share purchase right (a "Right"). The Rights expire in February 2007, and do not become exercisable unless certain events occur, including the acquisition of, or commencement of a tender offer for, 15% or more of the outstanding Common Stock. In the event certain triggering events occur, including the acquisition of 20% or more of the outstanding Common Stock, each Right that is not held by the 20% or more stockholder will entitle its holder to purchase additional shares of Common Stock at a substantial discount to then current market prices. These effects could adversely effect the market price of the Company's Common Stock. The Rights Plan and the terms of the Rights, which are set forth in a Rights Agreement between the Company and SunTrust Bank, Atlanta, as Rights Agent, could add substantially to the cost of acquiring the Company, and consequently could delay or prevent a change in control of the Company.

Dividend Policy

    The Company has never declared or paid a cash dividend on its Common Stock. It is the present policy of the Board of Directors to retain all earnings to support operations and to finance expansion. Consequently, the Board of Directors does not anticipate declaring or paying cash dividends on the Common Stock in the foreseeable future. The Company's current credit facility restricts the Company's ability to pay dividends if such dividend payment would cause a default under any of the credit facility's financial covenants. Decisions on the payment and amount of any dividends on the Common Stock will depend on the Company's results of operations, capital requirements and financial condition and other relevant factors as determined by the Board of Directors.

Stock Split

   On March 16, 1998, the Board of Directors approved a two-for-one Common Stock split, effected in the form of a 100% stock dividend, which was distributed on April 15, 1998 to stockholders of record on March 31, 1998. All references to shares outstanding and per share amounts contained herein have been restated to reflect the stock split.

Item 6.  Selected Financial Data

  The selected financial data set forth below as of December 31, 1997 and 1998 and for each of the three years in the period ended December 31, 1998 have been derived from the financial statements of the Company included elsewhere herein, which have been audited by Grant Thornton LLP, independent certified public accountants. The selected financial data as of December 31, 1994, 1995 and 1996 and for each of the two years in the period ended December 31, 1995 have been derived from the financial statements of the Company, which have been audited by Grant Thornton LLP but are not included herein. The selected financial data set forth below should be read in conjunction with the financial statements of the Company and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.



                                                               Year Ended December 31,
                                                   1994           1995         1996          1997          1998
                                                   ----           ----         ----          ----          ----
                                                  (Dollars and shares in thousands, except per share data)
Statement of Earnings Data:
Product sales - affiliate.....................  $   --          $  --        $   --        $12,287       $37,775
Product sales.................................   4,723           7,782        12,257        12,170            83
Licensing fees................................      --              85           100           100           100
                                                ------           -----         -----        ------        ------
                                                 4,723           7,867        12,357        24,557        37,958

Cost of product sales.........................   1,791           2,645         3,736         6,141        10,869
Selling, general and administrative..........    1,844           2,396         3,198         4,819         6,000
Research and development.....................       15              18             7            55           448
                                                ------          ------         -----        ------        ------
                                                 3,650           5,059         6,941        11,015        17,317
Other income.................................      110              64            36         1,306         1,262
                                                ------          ------        ------        ------        ------

Net earnings before income taxes.............    1,183           2,872         5,452        14,848        21,903
Income tax expense...........................      453           1,100         2,067         5,350         7,880
                                                ------          ------        ------         -----        ------
Net earnings.................................     $730          $1,772        $3,385        $9,498       $14,023
                                                ======          ======        ======        ======        ======

Earnings per common share
  Basic......................................   $ 0.03          $ 0.08        $ 0.15        $ 0.35        $ 0.48
    Diluted..................................   $ 0.03          $ 0.07        $ 0.14        $ 0.33        $ 0.46

Weighted average common shares
    Basic....................................   21,870          22,206        23,250        27,526        29,259
    Diluted..................................   23,176          23,696        24,582        28,617        30,315




                                                                                 December 31,
                                                                                 ------------

                                                            1994         1995           1996           1997          1998
                                                            ----         ----           ----           ----          ----
                                                                                   (In thousands)
Balance Sheet Data:
Cash and short-term investments..................         $2,317        $3,266         $2,986       $30,162        $19,542
Marketable securities............................             50             -              -         8,392          6,830
Property, plant and equipment, net...............          8,458        10,073         17,586        28,986         53,258
Total assets.....................................         14,169        16,878         23,689        71,200         88,273
Long-term debt, including current
installments.....................................          1,989         1,519          3,458            --             --
Shareholders' equity.............................         11,810        14,769         19,385        67,033         84,385


         Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Overview

           Theragenics operates in one business segment; the development, manufacture and sale of radiological devices used in the treatment of cancer. In 1986, the Company received clearance from the U.S. Food and Drug Administration (FDA) for commercial distribution of TheraSeed(R), a rice-sized device, for use in any solid localized tumor. Currently, Theraseed(R) is the Company's principal product and is used primarily in the treatment of early-stage prostate cancer. Physicians, hospitals and other healthcare providers, located primarily in the United States, utilize the TheraSeed(R) product. In 1998 the Company received regulatory approval for the marketing of TheraSeed(R) throughout the member countries of the European Union by obtaining CE Marking. Sales of TheraSeed(R) in Europe were not significant in 1998.

           Under a Sales and Marketing agreement executed in May 1997 with Indigo Medical, Inc. ("Indigo"), a Johnson & Johnson company, (the "Indigo Agreement") Indigo obtained the exclusive worldwide right to market and sell TheraSeed(R) for the treatment of prostate cancer. Under the terms of the Indigo Agreement, Indigo has responsibility for the education and training of urologists, radiation oncologists and other personnel involved in the use of TheraSeed(R), as well as all other sales and marketing activities. The Company continues to be responsible for all manufacturing and distribution of TheraSeed(R).

           Palladium-103 (Pd-103) is the radioactive isotope that supplies the therapeutic radiation of TheraSeed(R). Prior to 1993, the Company relied exclusively on reactor produced Pd-103. In order to increase control over the timeliness, availability and cost of Pd-103, the Company converted from reactor produced Pd-103 to an alternative means of producing Pd-103 using a cyclotron. The first cyclotron became operational in 1993 and as of December 31, 1998, seven cyclotrons were fully operational. Currently, all Pd-103 utilized by the Company is produced by Company-owned cyclotrons.

           The Company's first cyclotron was installed in 1993, one cyclotron was added annually in 1995, 1996 and 1997, and three cyclotrons became operational during 1998. Six additional cyclotrons are scheduled to become operational in 1999 and one more in 2000. Because a cyclotron does not become operational until approximately 18 months after it is ordered, the accuracy of the Company's long-term projections related to delivery of cyclotrons and market conditions, such as demand, can significantly affect its results of operations. The delivery of cyclotrons prior to a commensurate increase in demand could adversely impact gross margins, while inadequate capacity could limit the Company's ability to meet demand and achieve maximum sales growth. Also, due to the highly sophisticated and technical nature of the equipment, the Company has in the past encountered delays and difficulties in the construction, installation and testing of its cyclotrons. Management cannot be certain that such problems will not occur in connection with the construction, installation and testing of the cyclotrons to be installed in 1999 and 2000.

         In addition to adding three cyclotrons in 1998, the Company completed the construction of its new production facilities. Additional expansion plans currently underway and expected to be completed during 1999 include the addition of seven cyclotrons and supporting facilities, although one of the cyclotrons is not expected to be operational until early 2000. As of December 31, 1998, approximately $16.0 million has been incurred in connection with these expansion plans and completion of the expansion is expected to cost an additional $17.0 million.


         RESULTS OF OPERATIONS

         Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

           Revenues were $38.0 million in 1998 compared to $24.6 million in 1997, an increase of $13.4 million or 54.5%. This increase was attributable to the Company's ability to increase production and sales volume of TheraSeed(R) with additional cyclotron and assembly capacity, including the addition of three cyclotrons in 1998. Although 1998 was another year of record revenue for Theragenics, sales for the fourth quarter of 1998 declined as compared to the third quarter of 1998. This was the first full quarter in which the transition of sales responsibility for TheraSeed(R) to Indigo under the Indigo Agreement was substantially complete, as well as the first quarter in which the Company had more capacity than current demand. During 1998 Indigo focused its marketing efforts on physician training and building physician relationships, rather than efforts directed at patients. The Company believes that the results of Indigo's 1998 marketing efforts have confirmed Theragenics' experience that in addition to marketing
         TheraSeed(R) to physicians and other health care professionals, substantial attention and resources must be devoted to educating the ultimate consumer regarding the benefits of seeding therapy. In recognition of the potential value added by consumer marketing and in an effort to build sales growth momentum, Indigo has advised the Company that it has made adjustments to its sales and marketing strategy to increase the focus on marketing efforts directed to patients. Theragenics' management is working closely with Indigo in the development of these marketing efforts.

           Looking forward, the full impact of marketing efforts directed to patients may not be realized for several months since a patient is typically not treated until six weeks to three months or more after being diagnosed with prostate cancer. Therefore, there are no assurances that sales for the first quarter of 1999 will increase or even remain flat versus the fourth quarter of 1998. Management believes that Indigo's patient directed marketing focus could have a positive impact on sales in the second half of 1999, though there are no assurances that these efforts will not take longer to have an impact on revenue, if any. Actual results may differ materially from those anticipated based on certain risks and uncertainties, such as the impact of Indigo's marketing efforts to consumers and medical professionals. Management is confident in Indigo's commitment of both talent and resources to its objective of making TheraSeed(R) the treatment of choice for prostate cancer.

           Licensing fees represent royalty payments with respect to the Company's licensed TheraSphere(R) technology. Management does not expect such licensing fees to become material in the foreseeable future. See Note G to the financial statements.

           Cost of product sales increased to 28.7% of product sales in 1998 from 25.1% of product sales revenue in 1997. This increase was attributable to an increase in the manufacturing fixed cost base as depreciation and other fixed expenses associated with additional cyclotrons and new manufacturing facilities were incurred during 1998. As additional cyclotrons come on line, margins generally decline because each machine represents excess capacity for a period while carrying its full component of fixed costs, including depreciation. With cyclotrons 8 through 13 expected to be brought on line in 1999, cost of product sales are expected to continue to increase as a percent of revenue to the extent that additional cyclotrons create capacity more rapidly than the growth in demand. During 1998 the Company also increased the number of manufacturing employees and enhanced employee compensation and benefits in an effort to continue to attract and retain qualified employees. Fiscal 1998 also included moving, training, testing and other start-up expenses associated with its new manufacturing facilities, which were placed in service in the third quarter, and testing and start-up expenses related to three cyclotrons. Only one cyclotron was added in 1997.

           The increase in cost of sales as a percentage of revenue over 1997 is also attributable to the fact that during the first half of 1997, prior to the execution of the Indigo Agreement, the Company sold and marketed TheraSeed(R) with internal resources and accordingly, charged higher unit prices than it has charged to Indigo. Fiscal 1998 reflects a full year of these reduced unit prices, while the Indigo Agreement was in effect for only the last half of 1997. Under the terms of the Indigo Agreement, Indigo bears the selling and marketing expenses directly associated with TheraSeed(R) for prostate cancer. Accordingly, management does not expect Indigo's marketing efforts to have a significant impact on the Company's SG&A expenses in 1999.

           Selling, general and administrative (SG&A) expenses were $6.0 million in 1998 compared to $4.8 million in 1997, reflecting an increase of $1.2 million or 25.0%. However, SG&A expenses as a percentage of revenue declined to 15.8% in 1998 from 19.6% in 1997. The increase in SG&A expenses during 1998 was primarily attributable to increases in professional fees and compensation and benefits. Legal and professional fees increased primarily due to fees in connection with the Company's on-going efforts to protect its trade secrets and other proprietary information, including litigation against parties the Company believes have violated or threaten to violate the Company's rights. Compensation and benefits increased as the Company continued to add employees and build infrastructure to support its increasing operations.

           The increase in SG&A expenses in 1998 over 1997 were partially offset by a reduction in selling expenses as a result of the Indigo Agreement. Under the Indigo Agreement, Indigo bears the cost of the selling and marketing efforts related to TheraSeed(R) for prostate cancer. The decreases in these selling expenses contributed to the decrease in SG&A expenses as a percentage of revenue in 1998 from 1997. Additionally, SG&A expenses incurred to support increasing operations did not increase at the same rate as the growth in revenue. Selling and marketing related expenses are not expected to continue to decline however, since the Indigo Agreement became effective during the third quarter of 1997.

           Research and development (R&D) expenses were $448,000 in 1998 compared to $55,000 in 1997. The increase in R&D was a result of development efforts to improve the Company's proprietary production processes. In connection with the Company's efforts to enhance its production processes and its objective to expand the application of

         Pd-103 and TheraSeed(R) to other oncological and non-oncological uses, management plans to significantly increase efforts and investment in research and development in 1999 with the possibility of expenditures in this area more than tripling. R&D spending is dependent on appropriate opportunities arising so no assurances can be made as to spending amounts. As a result, R&D expenses may fluctuate significantly from period to period.

           Other income was approximately $1.3 million for both 1998 and 1997, comprised primarily of interest income generated from the Company's short-term investments and high quality municipal bond investments. These investments were made utilizing the proceeds from the Company's secondary stock offering in April 1997. These funds have and will continue to be utilized for the Company's current and future expansion programs. As funds continue to be used for expansion programs, management expects other income to decline accordingly.

           Income tax expense was $7.9 million in 1998 and $5.4 million in 1997. The increase was due to the increase in pretax earnings in 1998 over 1997. The effective income tax rate was 36.0% for 1998 and 1997.


         Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

           Product sales were $24.6 million in 1997 compared to $12.4 million in 1996,an increase of $12.2 million, or 98.4%. Market acceptance of the Company's TheraSeed(R) treatment alternative for prostate cancer grew during 1997. Concurrently, the Company was able to reliably increase production from its cyclotron-based manufacturing and thereby take advantage of increased demand. Sales also reflect that the Company had four cyclotrons available during much of 1997 to meet sales demand as compared to only two cyclotrons throughout 1996.

           Licensing fees represent royalty payments with respect to the Company's licensed TheraSphere(R) technology. Management does not expect licensing fees to become material in the foreseeable future. See Note G of Notes to Financial Statements.

           Cost of product sales was $6.1 million in 1997 compared to $3.7 million in 1996, an increase of $2.4 million, or 64.9%. This increase was due primarily to incremental staffing and cyclotron related costs. Staffing increases were necessary to respond to and anticipate sales growth. Cyclotron operating costs and depreciation increased as all four of the Company's cyclotrons were in service by February, 1997. As additional cyclotrons come on-line, margins generally decline because each machine represents excess capacity for a period while carrying its full component of fixed costs, including depreciation. As a percentage of product sales, cost of product sales decreased from 30.5% in 1996 to 25.1% in 1997. This decrease resulted from economies of scale.

           Selling, general and administrative expense was $4.8 million in 1997 compared to $3.2 million in 1996, an increase of $1.6 million, or 50.0%. Primary contributors to this increase were legal and professional fees and compensation and related expense. Legal and professional expense fees increased as the Company completed the Theragenics/Indigo Sales and Marketing Agreement and initiated legal action against a small company founded by former employees. Compensation and related expenses rose as the number of employees increased and salaries were increased reflecting the larger scope of the Company's operations and the need to attract and retain qualified employees. There were also higher expenditures in a number of areas representing support for higher sales levels. Despite these increases, selling, general and administrative expense as a percentage of net sales decreased from 25.9% in 1996 to 19.6% in 1997 due to economies of scale.

           The Company had no ongoing research function in 1996 and 1997. As in the past, much of the development component of research and development of product and processes is incorporated in the manufacturing area and therefore is included in the cost of goods sold category.

           Other income (expense) during the periods presented consist principally of interest income, interest expense and the write-off of unamortized loan costs as a result of loan refinancing. Interest income jumped dramatically in 1997, reflecting interest on funds received as a result of the secondary stock offering completed in April, 1997. Since these funds will largely be used to fund the Company's expansion program in 1998 and 1999, management expects other income to return to levels consistent with historical amounts.

           The Company's effective income tax rate was approximately 38% in 1996 and approximately 36% in 1997. The decline in the effective tax rate was due to tax-exempt interest earned in 1997.

         Liquidity and Capital Resources

           The Company's principal cash needs related to capital spending to increase manufacturing capacity. The Company has funded its capital expansion programs with cash generated from operations and the proceeds of a secondary stock offering that was completed in April 1997.

           The Company had cash and short-term investments of $19.5 million at December 31, 1998, compared to $30.2 million at December 31, 1997. The decrease in cash and short-term investments was a result of cash used for capital expenditures, partially offset by cash generated from operations. Working capital was $33.0 million at December 31, 1998, compared to $39.0 million at December 31, 1997. The decrease in working capital was primarily a result of the decline in cash and short-term investments, partially offset by an increase in accounts receivable.

           Cash provided by operations was $13.6 million and $14.2 million in 1998 and 1997, respectively. Cash generated from operations consists of net earnings plus non-cash expenses such as depreciation, and the effects of cash either absorbed or generated by changes in working capital. Cash provided by operations declined in 1998 from 1997 as cash generated from the increase in net earnings was offset primarily by an increase in accounts receivable and decrease in accounts payable.

           Cash used by investing activities was $24.7 million and $21.3 million in 1998 and 1997, respectively. Capital expenditures were $26.2 million and $12.9 million in 1998 and 1997, respectively, and are expected to significantly increase in 1999. These expenditures relate primarily to capital expansion projects including the addition of cyclotrons and new manufacturing and support facilities. Capital expenditures during 1997 primarily represented Phase I of an expansion project to add four cyclotrons and new manufacturing and support facilities. During 1998, the Company completed the construction of the new manufacturing and support facilities and three of the cyclotrons became operational, bringing the total number of fully operational cyclotrons to seven. The Phase I expansion was completed during the first quarter of 1999 with the addition of cyclotron number eight. Additional expansion projects currently underway include purchase agreements to add six additional cyclotrons and supporting facilities during 1999, although one of these cyclotrons will not be fully installed and operational until early 2000. Costs incurred through December 31, 1998 on these projects were approximately $16.0 million. These projects are expected to cost approximately $33.0 million and be completed in various stages during 1999. Upon completion of these projects, the Company expects to have fourteen fully operational cyclotrons with supporting facilities.

           Investing activities also included cash generated from net maturities of marketable securities of $1.5 million in 1998, and the purchase of marketable securities of $8.4 million in 1997. Marketable securities consist primarily of high-credit quality municipal debt obligations purchased in accordance with the Company's investment policies.

           Cash provided by financing activities was $462,000 in 1998, consisting of cash proceeds from the exercise of stock options and warrants. During 1997, cash provided by financing activities was $34.2 million, consisting primarily of $32.0 million in net proceeds from a secondary stock offering and $5.0 million from the sale of common stock to Johnson and Johnson Development Company, an affiliate of Indigo. Financing activities in 1997 also included the repayment of $3.5 million of long-term debt and $644,000 in proceeds from the exercise of stock options and warrants.

           Management believes that current cash and investment balances, cash from future operations and its available credit facilities, will be sufficient to meet its currently anticipated working capital and capital expenditure requirements. In the event additional financing becomes necessary, management may choose to raise those funds through other means of financing as appropriate.


         Foreign Currency and Geographic Information

           As previously noted, the Company expects that its capital expansion projects currently underway will cost approximately $33.0 million, of which approximately $16.0 million has been incurred as of December 31, 1998. Of the $17.0 million in purchase commitments related to the completion of these projects, approximately $9.7 million is denominated in Belgian Francs, based on the year-end exchange rate. This exposes the Company to foreign currency risk as it relates to movements in the exchange rate between the U.S. dollar and the Belgian Franc. The Company manages this risk by frequently reviewing the status of the purchase commitments and entering into foreign exchange forward contracts to hedge the foreign currency risks when believed it is appropriate to do so. Such forward contracts typically mature concurrently with payments required under the equipment purchase contracts. The Company does not hold foreign exchange forward contracts for trading or speculative purposes. At December 31, 1998, the Company did not hold any foreign exchange forward contracts. Additionally, management does not expect the introduction of the Euro to have any effect on its purchase commitments denominated in Belgian Francs. The terms of the purchase agreements allow for all payments to be made in Belgian Francs.

           All balance sheet accounts denominated in foreign currencies are translated into U.S. dollars at the year-end rate of exchange. Such balance sheet accounts, which were not significant at December 31, 1998, included a cash account maintained in Belgium and denominated in Belgian Francs. Additionally, there were no statements of earnings items or any foreign currency transaction gains or losses during any of the three years in the period ended December 31, 1998.

           Included in construction in progress at December 31, 1998 are progress payments totaling approximately $9.4 million related to equipment being constructed in Belgium. Upon completion of construction, the equipment will be transported to the United States and installed in the Company's U.S. manufacturing facilities.


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

           The Company's Y2K compliance also depends upon the compliance of others. The Company has contacted its critical suppliers and significant customer to evaluate their Y2K programs and state of readiness, and to evaluate whether a Y2K related disruption at these entities would have a material adverse effect on the Company's operations as the year 2000 approaches. At the current date, the Company has received responses from approximately 73% of the entities contacted, none of which have indicated that a year 2000 related business interruption is anticipated. However, while the Company believes it is taking reasonable action in this regard, Theragenics is not in a position to guarantee the performance of others or predict whether any assurances and representations received from others will ultimately prove to be accurate. Additionally, the Y2K compliance of the Company's critical suppliers and significant customer also depends upon the Y2K compliance of their critical suppliers and customers. The Company also relies on governmental agencies, utility companies, telecommunication service providers, financial institutions and other service providers outside of the Company's control. There is no assurance that any of these entities will not experience a year 2000 related failure and business interruption. Such failures could have a material adverse effect on the Company's financial position and results of operations.

         Costs to Address the Year 2000 Issue

           The Company has incurred costs of approximately $60,000 in addressing the Y2K issue, consisting primarily of replacing IT assets that were not Y2K compliant. Remaining costs of Y2K remediation are not expected to be material.

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


         Forward Looking Statements

           This document contains certain forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding possible benefits associated with the Indigo Agreement, the timing of the possible impact of Indigo's sales and marketing efforts, future costs of sales, R&D expenses, SG&A expenses, expansion plans, possible electronic data processing problems related to the year 2000 and the sufficiency of the Company's liquidity and capital resources. From time to time, the Company may also make other forward-looking statements relating to such matters as well as anticipated financial performance, business prospects, technological developments, research and development activities and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with the management of growth, year 2000 issues, research and development activities, effectiveness and execution of Indigo's marketing and sales programs, government regulation of the therapeutic radiological pharmaceutical and device business, dependence on health care professionals, and competition from other brachytherapy products and conventional and newly developed methods of treating localized cancer.

              Quarterly Results

                The following table sets forth certain statement of operations data for each of the  Company's  last eight  quarters.
              This unaudited quarterly information has been prepared on the same basis as the annual audited information presented elsewhere in this Form 10-K, reflects all adjustments (consisting only of normal, recurring adjustments) necessary in management's opinion for a fair presentation of the information for the periods covered and should be read in conjunction with the financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period. Quarterly data presented may not reconcile to totals or full year results due to rounding.


                               1997                                               1998
                               ----                                               ----
                               First        Second       Third      Fourth        First      Second       Third      Fourth
                                Qtr          Qtr          Qtr         Qtr          Qtr         Qtr          Qtr        Qtr
                                ---          ---          ---         ---          ---         ---        ---         ---
                                                   (Dollars and shares in thousands, except per share data)

Total revenues                $4,107        $6,172       $7,018     $7,260        $8,281      $8,714     $11,129     $9,834
                              ------        ------       ------     ------        ------      ------     -------     ------
Cost of product sales          1,145         1,559        1,580      1,856         2,188       2,414       3,184      3,083
Selling,
general and
administrative                 1,185         1,391        1,180      1,063         1,337       1,307       1,644      1,711

Research and Development           4            30           11         10            41          49         262         96
Other income                      16           328          499        462           443         297         260        261
                              ------        ------       ------     ------        ------      ------     -------     ------
Net earnings before income
taxes                          1,789          3,520       4,746      4,793         5,158       5,241       6,299      5,205
Income tax expense               680          1,338       1,803      1,529         1,857       1,908       2,267      1,848
                               -----         ------      ------     ------        ------      ------     -------     ------

Net earnings                  $1,109         $2,182      $2,943     $3,264        $3,301      $3,333      $4,032     $3,357
                              ======         ======      ======     ======        ======      ======      ======     ======
Earnings per common
share:
  Basic                        $0.05          $0.08       $0.10      $0.11         $0.11       $0.11       $0.14      $0.11
  Diluted                      $0.04          $0.07       $0.10      $0.11         $0.11       $0.11       $0.13      $0.11
Weighted average shares
outstanding:
  Basic:                      23,672         28,459      28,898     29,074        29,088      29,191      29,364     29,396
  Diluted                     24,763         29,459      30,060     30,188        30,353      30,479      30,160     30,166


Inflation

    Management does not believe that the relatively moderate levels of inflation which have been experienced in the United States in recent years have had a significant effect on the Company's net sales or profitability.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations; Foreign Currency and Geographic Information".

Item 8.  Financial Statements and Supplementary Data

           See Index to Financial Statements (Page 45) and following pages.

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure

           Not Applicable


PART III

Item 10. Directors and Officers of Registrant*

Item 11. Executive Compensation*

Item 12. Security Ownership of Certain Beneficial Owners and Management*

Item 13. Certain Relationships and Related Transactions*
------------------------------
     *The information called for by Items 10, 11, 12 and 13 is omitted from this Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company not later than 120 days after December 31, 1998, the close of its fiscal year.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     a) The following documents are filed as part of this Report.

          1. Financial Statements
             See index to financial statements on page 45

          2. Financial Schedules
             See the index to financial schedules on page 45

          3. Exhibits

              3.1  -    Certificate of Incorporation as amended through July
                        29, 1998 (16)
              3.2  -    By-Laws (1)
              4.1  -    See Exhibits 3.1 - 3.2 for provisions in
                        the Company's  Certificate of Incorporation  and By-Laws
                        defining the rights of holders of the  Company's  Common
                        Stock.
              4.2  -    Warrant  Agreement  dated  May 8,  1993  between  the
                        Company and James Devas (6)
             10.1  -    License Agreement with University of
                        Missouri, as amended (1)
             10.2  -    Agreement with Atomic Energy of Canada, Ltd. (1)
             10.3  -    Reassignment and Release Agreement among the Company,
                        John L. Russell, Jr., and Georgia Tech Research
                        Institute (1)
             10.4  -    1986 Incentive and Non-Incentive Stock
                        Option Plan (1)
             10.5  -    Letter of  Agreement  between the Company and Yale-New
                        Haven Hospital (2)
             10.6  -    1990 Incentive and Non-Incentive Stock
                        Option Plan (3)*
             10.7  -    Purchase Agreement between Theragenics
                        Corporation and Production Equipment
                        Manufacturer (4)
             10.8  -    Purchase Agreement between Theragenics
                        Corporation and Production Equipment
                        Manufacturer (5)
             10.9  -    Amendment to Purchase Agreement between
                        Theragenics Corporation and Production
                        Equipment Manufacturer (6)
             10.10 -    Employment Agreement of M. Christine Jacobs* (9)
             10.11 -    Agreement with Nordion International Inc.(7)

             10.12 -    Purchase Agreements between Theragenics
                        Corporation and Production Equipment
                        Manufacturer (8)
             10.13(a)   Purchase Agreement dated December 27, 1996 between
                        Theragenics Corporation and Ion Beam Applications s.a.
                        (10)
             10.13(b)   Purchase Agreement dated December 27, 1996 between
                        Theragenics Corporation and Ion Beam  Applications s.a.
                        (10)
             10.13(c)   Purchase Agreement dated December 27, 1996 between
                        Theragenics Corporation and Ion Beam Applications s.a.
                        (10)
             10.13(d)   Purchase Agreement dated December 27, 1996 between
                        Theragenics Corporation and Ion Beam Applications s.a.
                        (10)
             10.14 -    Second Amended and Restated Loan and Security Agreement
                        by and between Theragenics Corporation and NationsBank,
                        N.A. (South), Dated as of December 9, 1996 (10)
             10.15 -    First modification of Second Amended and Restated Loan
                        and SecuritY Agreement between Theragenics Corporation
                        and NationsBank, N.A., Dated September 30, 1997. (15)
             10.16 -    Second Modification of Second Amended and Restated Loan
                        and security Agreement between Theragenics Corporation
                        and NationsBank, N.A., Dated November 26, 1997. (15)
             10.17 -    Rights Agreement dated as of February 17, 1997 between
                        the Company and SunTrust Bank, Atlanta (11)
             10.18 -    Theragenics  Corporation  1995 Stock Option Plan
                        (12)*
             10.19 -    1997 Stock  Incentive  Plan (13)*
             10.20 -    Marketing and Sales Agreement by and between the Company
                        and Indigo Medical, Inc. dated May 30, 1997 (14)
             10.21 -    Theragenics Corporation Employee Stock Purchase Plan
                        (17)
             10.22 -    Employment agreement of Bruce W. Smith*
             24.1  -    Consent of Independent Public Accountants
                        for Incorporation by Reference of Audit
                        Report into Registration Statements
             27.1  -    Financial Data Schedule for the years ended December 31,
                        1998 and 1997 (for SEC use only)

* Management contract or compensatory plan or arrangement identified pursuant to Item 14(a)(3) of Form 10-K

(1) Incorporated by reference to the exhibits filed with the Company's registration statement on Form S-1, File No. 33-7097, and post-effective amendments thereto.
(2) Incorporated by reference to the exhibits to the report on Form 10-K for the period ended December 31, 1988.
(3) Incorporated by reference to the exhibits to the report on Form 10-K for the period ended December 31, 1990.
(4) Incorporated by reference to the exhibits to the report on Form 10-K for the period ended December 31, 1991.
(5) Incorporated by reference to the exhibits to the report on Form 10-Q for the quarterly period ended June 30, 1993.
(6) Incorporated by reference to the exhibits to the report on Form 10-K for the period ended December 31, 1993.
(7) Incorporated by reference to the exhibits to the report on Form 8-K dated March 23, 1995.
(8) Incorporated by reference to the exhibits to the report on Form 8-K dated June 29, 1995.
(9) Incorporated by reference to the exhibits to the report on Form 10-K for the period ended December 31, 1996.
(10) Incorporated by reference to the exhibits to the report on Form 8-K dated January 13, 1997.
(11) Incorporated by reference to the exhibits to the Company's registration statement on Form 8-A filed February 27, 1997.
(12) Incorporated by reference to the exhibits to the Common Stock Registration Statement on form S-8, file #333- 15313.
(13) Incorporated by reference to appendix B to the Company's proxy statement for its 1997 Annual Meeting of Stockholders filed on schedule 14A.
(14) Incorporated by reference to the exhibits to the report on Form 10-Q for the quarterly period ended September 30, 1997.
(15) Incorporated by reference to the exhibits to the report on Form 10-K for the period ended December 31, 1997.
(16) Incorporated by reference to the exhibits to the report on Form 10-Q for the quarterly period ended June 30, 1998
(17) Incorporated by reference to the Common Stock Registration Statement on form S-8, file #333-64801.

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

                                  By:/s/ M. Christine Jacobs
                                  ---------------------------
                                     M. Christine Jacobs
                                     Chief Executive Officer
Dated: March 31, 1999
       Norcross, Georgia

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                        Title                             Date


/s/ M. Christine Jacobs     Chief Executive Officer          3/31/99
-----------------------     (Principal Executive Officer);
M. Christine Jacobs         Director, Chairman




/s/ Bruce W. Smith          Chief Financial Officer,         3/31/99
-----------------------     Treasurer (Principal
Bruce W. Smith              Financial and Accounting
                            Officer) and Secretary




/s/ Otis W. Brawley         Director                         3/31/99
----------------------
Otis W. Brawley



/s/ Orwin L. Carter         Director                         3/31/99
----------------------
Orwin L. Carter



/s/  Patrick L. Flinn       Director                         3/31/99
----------------------
Patrick L. Flinn

/s/ John V. Herndon         Director                         3/31/99
----------------------
John V. Herndon



/s/ Charles R. Klimkowski   Director                         3/31/99
-------------------------
Charles R. Klimkowski



/s/ Peter A.A. Saunders     Director                         3/31/99
-----------------------
Peter A.A. Saunders

THERAGENICS CORPORATION

TABLE OF CONTENTS


                                                                    Page

    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ...................     46
    (For the periods ended December 31, 1996, 1997 and 1998)

    FINANCIAL STATEMENTS

    Balance Sheets - December 31, 1997 and 1998 ................     47

    Statements of Earnings for each of the three years in
       the period ended December 31, 1998  .....................     49

       Statements of Shareholders' Equity for each of the three
       in the period ended December 31, 1998....................     50

       Statements of Cash Flows for each of the three
       in the period ended December 31, 1998....................     52

    NOTES TO FINANCIAL STATEMENTS ..............................     54

               Report of Independent Certified Public Accountants
               --------------------------------------------------



Board of Directors
Theragenics Corporation

         We have  audited  the  balance  sheets of  Theragenics  Corporation  (a
Delaware corporation) as of December 31, 1997 and 1998, and the related statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Theragenics Corporation as of December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


/s/ GRANT THORNTON LLP
----------------------
GRANT THRONTON LLP

Atlanta, Georgia
January 11, 1999

                             Theragenics Corporation

                                 BALANCE SHEETS

                                  December 31,



                                     ASSETS


                                                                 1997             1998
                                                            ---------------   --------------

CURRENT ASSETS
   Cash and short-term investments                         $   30,161,614   $   19,541,662
   Marketable securities                                        8,391,807        6,830,266
   Trade accounts receivable, less allowance of
     $65,446 in 1997 and $53,773 in 1998                        2,807,381        7,000,446
   Inventories                                                    433,873          780,825
   Deferred income tax asset                                       60,000          210,000
   Prepaid expenses and other current assets                      278,629          579,132
                                                              -------------    -------------

           Total current assets                                42,133,304       34,942,331

PROPERTY, PLANT AND EQUIPMENT - AT COST
   Buildings and improvements                                   3,333,728       17,425,990
   Leasehold improvements                                         138,978          154,234
   Machinery and equipment                                     14,698,623       25,570,513
   Office furniture and equipment                                  66,464          333,816
                                                              -------------    -------------
                                                               18,237,793       43,484,553
   Less accumulated depreciation                                4,695,669        7,031,902
                                                              -------------    -------------
                                                               13,542,124       36,452,651
   Land and improvements                                          525,754          848,359
   Construction in progress                                    14,917,788       15,957,453
                                                              -------------    -------------
                                                               28,985,666       53,258,463

OTHER ASSETS                                                       81,339           71,782
                                                              -------------    -------------

                                                           $   71,200,309   $   88,272,576
                                                              =============    =============




The accompanying notes are an integral part of these statements.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                  1997             1998
                                                            ---------------   --------------
CURRENT LIABILITIES
   Accounts payable
     Trade                                                 $  1,435,154     $      627,679
     Construction                                                     -            359,339
   Accrued salaries, wages and payroll taxes                    689,610            498,863
   Income taxes payable                                         845,364            165,182
   Other current liabilities                                    137,097            316,161
                                                            -------------      -------------

         Total current liabilities                            3,107,225          1,967,224

DEFERRED INCOME TAXES                                         1,060,000          1,920,000

COMMITMENTS AND CONTINGENCIES                                         -                  -

SHAREHOLDERS' EQUITY
   Common stock - authorized 100,000,000 shares
     of $.01 par value; issued and outstanding,
     29,075,682 in 1997 and 29,405,571 in 1998                  290,756            294,056
   Additional paid-in capital                                55,594,988         58,921,414
   Retained earnings                                         11,147,340         25,169,882
                                                            -------------      -------------
                                                             67,033,084         84,385,352



                                                           $ 71,200,309     $   88,272,576
                                                            =============      =============


                                                        Theragenics Corporation

                                                        STATEMENTS OF EARNINGS

                                                        Year ended December 31,


                                                                    1996                 1997             1998
                                                                ------------        ------------     --------------
Revenue
   Product sales - affiliate                                   $           -       $  12,287,650    $    37,775,222
   Product sales                                                  12,257,165          12,169,724             83,030
   Licensing fees                                                    100,000             100,000            100,000
                                                                ------------        ------------     --------------
                                                                  12,357,165          24,557,374         37,958,252
                                                                ------------        ------------     --------------

Costs and expenses
   Cost of product sales                                           3,735,669           6,141,330         10,869,520
   Selling, general and administrative                             3,198,663           4,818,650          6,000,533
   Research and development                                            6,952              55,390            447,680
                                                                ------------        ------------     --------------
                                                                   6,941,284          11,015,370         17,317,733
                                                                ------------        ------------     --------------

Other income (expense)
   Interest income                                                   126,953           1,361,890          1,318,171
   Interest and financing costs                                      (84,517)            (21,095)           (56,480)
   Other                                                              (6,311)            (35,268)               332
                                                                ------------        ------------     --------------
                                                                      36,125           1,305,527          1,262,023
                                                                ------------        ------------     --------------

         Net earnings before income taxes                          5,452,006          14,847,531         21,902,542

Income tax expense                                                 2,067,500           5,350,000          7,880,000
                                                                ------------        ------------     --------------

         Net earnings                                          $   3,384,506       $   9,497,531    $    14,022,542
                                                                ============        ============     ==============

Net earnings per common share
   Basic                                                       $         .15       $         .35    $           .48
                                                                ============        ============     ==============
   Diluted                                                     $         .14       $         .33    $           .46
                                                                ============        ============     ==============




The accompanying notes are an integral part of these statements.

                                               Theragenics Corporation

                                          STATEMENTS OF SHAREHOLDERS' EQUITY

                                    For the three years ended December 31, 1998

                                                                                                        Retained
                                                            Common stock           Additional           earnings
                                                            ------------
                                                    Number of         Par value      paid-in          (accumulated
                                                       shares          $.01          capital             deficit)          Total
                                                   ------------    -------------  -------------    ---------------      -----------
Balance, December 31, 1995                          11,394,785      $ 113,948     $ 16,390,170     $    (1,734,697)  $   14,769,421

Two for one stock split                             11,394,785        113,948         (113,948)                  -                -

Exercise of stock options and warrants,
   net of 23,446 common shares redeemed                838,986          8,390          693,568                   -          701,958

Income tax benefit from stock options exercised              -              -          528,627                   -          528,627

Net earnings for the year                                    -              -                -           3,384,506        3,384,506
                                                   -----------     ----------     ------------      --------------    -------------
Balance, December 31, 1996                          23,628,556        236,286       17,498,417           1,649,809       19,384,512

Issuance of common stock in secondary public
  offering, net of offering costs of $2,482,701      4,600,000         46,000       31,971,299                   -       32,017,299

Issuance of common stock to Johnson & Johnson
  Development Corporation                              508,906          5,088        4,994,912                   -        5,000,000



                                           Theragenics Corporation

                                 For the three years ended December 31, 1998

                                                                                                        Retained
                                                            Common stock           Additional           earnings
                                                            ------------
                                                    Number of         Par value      paid-in          (accumulated
                                                       shares          $.01          capital             deficit)          Total
                                                   ------------    -------------  -------------    ---------------      -----------


Exercise of stock options and warrants,
  net of 2,000 common shares redeemed               338,220            3,382          640,724                   -          644,106

Income tax benefit from stock options exercised           -                -          489,636                   -          489,636

Net earnings for the year                                 -                -                -           9,497,531        9,497,531
                                                -------------    -------------   --------------     ---------------     -----------

Balance, December 31, 1997                       29,075,682          290,756        55,594,988         11,147,340       67,033,084

Exercise of stock options and warrants,
  net of 791 common shares redeemed                 329,889            3,300           458,571                  -          461,871

Stock-based compensation                                  -                -           163,734                  -          163,734

Income tax benefit from stock options exercised           -                -         2,704,121                  -        2,704,121

Net earnings for the year                                 -                -                 -         14,022,542       14,022,542
                                                -------------   --------------   --------------    ----------------    ------------

Balance, December 31, 1998                        29,405,571    $    294,056     $  58,921,414     $   25,169,882       84,385,352
                                                =============   ==============   ==============    ================    ============

The accompanying notes are an integral part of these statements.

                                                        Theragenics Corporation

                                                       STATEMENTS OF CASH FLOWS

                                                        Year ended December 31,


                                                                        1996            1997                 1998
                                                                  --------------- ---------------     -------------

Cash flows from operating activities:
   Net earnings                                               $    3,384,506      $   9,497,531    $     14,022,542
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Deferred income taxes                                       1,972,000          1,850,000             710,000
       Depreciation and amortization                               1,114,919          1,466,834           2,366,197
       Stock-based compensation                                            -                  -             163,734
       Provision for doubtful accounts receivable                          -             65,446                   -
       Change in assets and liabilities:
         Accounts receivable                                        (923,291)          (731,900)         (4,193,065)
         Inventories                                                 (62,343)          (204,575)           (346,952)
         Prepaid expenses and other current assets                   (66,104)           (26,995)           (300,503)
         Other assets                                                      -             45,680                 707
         Trade accounts payable                                      (17,816)         1,104,779            (807,475)
         Accrued salaries, wages and payroll taxes                   234,283            230,189            (190,747)
         Other current liabilities                                    47,369             80,056             179,064
         Income taxes payable                                              -            845,364           2,023,939
                                                                ------------      -------------     ---------------

             Net cash provided by operating activities             5,683,523         14,222,409          13,627,441
                                                                ------------      -------------     ---------------

Cash flows from investing activities:
   Purchase and construction of property and equipment            (8,555,876)       (12,858,080)        (26,249,691)
   Purchase of marketable securities                                       -         (8,391,807)         (2,609,573)
   Maturities of marketable securities                                     -                  -           4,150,000
                                                                ------------      -------------     ---------------

              Net cash used by investing activities               (8,555,876)       (21,249,887)        (24,709,264)
                                                                ------------      -------------     ---------------



                                           Theragenics Corporation

                                             Year ended December 31,



                                                                     1996            1997                 1998
                                                                  --------------- ---------------     -------------
Cash flows from financing activities:
   Proceeds from long-term debt                                    2,450,225                  -                   -
   Repayment of long-term debt                                      (511,286)        (3,458,436)                  -
   Proceeds from issuance of common stock, net                             -         37,017,299                   -
   Proceeds from exercise of stock options and
     warrants                                                        701,958            644,106             461,871
   Debt issue costs                                                  (48,759)                 -                   -
                                                               -------------      -------------     ---------------

         Net cash provided by
           financing activities                                    2,592,138         34,202,969             461,871
                                                               -------------      -------------     ---------------
Net increase (decrease) in cash and
   short-term investments                                           (280,215)        27,175,491         (10,619,952)

Cash and short-term investments
   at beginning of year                                            3,266,338          2,986,123          30,161,614
                                                               -------------      -------------     ---------------
Cash and short-term investments
   at end of year                                             $    2,986,123     $   30,161,614    $     19,541,662
                                                               =============      =============     ===============

Supplementary Cash Flow Disclosure
----------------------------------

   Interest paid, net of amounts capitalized                  $       82,000     $       29,000    $         56,000

   Income taxes paid                                          $       99,000     $    2,655,000    $      5,650,000


             Supplemental Schedule of Non Cash Financing Activities

   During 1996, 1997 and 1998, the Company realized an income tax benefit from the exercise of certain stock options of approximately $529,000, $490,000 and $2,704,000, respectively.



The accompanying notes are an integral part of these statements.

                             Theragenics Corporation

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1998



NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

   Theragenics Corporation (the "Company") was organized to develop, manufacture and market radiological pharmaceuticals and devices used in the treatment of cancer. Currently, the Company manufactures and sells one product, TheraSeed(R), which is an implantable radiation device used primarily in the treatment of prostate cancer. TheraSeed(R) is a U.S. Food and Drug Administration (FDA) licensed device based on Pd-103, a radioactive isotope. Under a Sales and Marketing Agreement executed in May 1997 with Indigo Medical, Inc. (Indigo), a Johnson & Johnson Company, all TheraSeed(R) products used in the treatment of prostate cancer are sold to Indigo. Physicians, hospitals and other healthcare providers, located primarily in the United States, utilize the TheraSeed(R) product. In 1998 the Company received regulatory approval for the marketing of TheraSeed(R) throughout the member countries of the European Union by obtaining CE Marking. Sales of TheraSeed(R) in Europe were not significant in 1998.

   The Company competes in a market characterized by rapid technological innovation, significant research efforts and continual scientific discoveries. This market is also subject to significant regulatory oversight at the federal, state and local levels. The regulatory bodies include, among others, the FDA, the Nuclear Regulatory Commission (NRC),various states' agencies such as the Departments of Natural and Human Resources, and the Occupational and Health Safety Administration, as well as the European counterparts of these U.S. governmental units. The Company is therefore directly affected by changes in technology and products, as they may apply to cancer treatment, governmental regulations related to its industry and the well being of the healthcare industry.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

   1.  Use of Estimates
       ----------------
   In preparing financial statements in conformity with generally accepted accounting principles ("GAAP"), management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

                             Theragenics Corporation

                           December 31, 1997 and 1998

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   2.  Revenue Recognition
       -------------------

   Revenue from product sales is recognized upon shipment. Licensing fees are recognized in the period to which they relate.

   3.  Cash and Short-Term Investments
       --------------------------------

   For purposes of reporting cash flows, cash and short-term investments include cash on hand, cash in banks and variable rate demand notes and commercial paper with original maturities of less than 90 days.

   4.  Marketable Securities
       ----------------------

   Marketable securities consist primarily of high-credit quality municipality obligations in accordance with the Company's investment policy. Marketable securities are classified as available for sale and are reported at fair value, based upon quoted market prices at the balance sheet date. The amortized cost of marketable securities approximated their fair value at both December 31, 1997 and 1998. The estimated fair value of marketable securities by contractual maturity at December 31, 1998 is as follows:

         Due in one year or less                 $     3,044,937
         Due after one year through five years         2,285,329
         Due after five years through six years        1,500,000

   5.  Inventories
       ------------

   Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist primarily of spare parts, components and work in process.

   6.  Property, Equipment, Depreciation and Amortization
       --------------------------------------------------

   Property and equipment are recorded at historical cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated services lives on a straight-line basis. Depreciation and amortization expense related to property and equipment charged to operations was approximately $1,044,000, $1,458,000 and $2,336,000 for 1996, 1997 and 1998, respectively. Estimated services lives are as follows:

                  Buildings and improvements               30 years
                  Machinery and equipment, furniture     3-10 years
                  Leasehold improvements                  1-5 years

                             Theragenics Corporation

                           December 31, 1997 and 1998


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   6.  Property, Equipment, Depreciation and Amortization - Continued
       --------------------------------------------------------------

   A significant portion of the Company's depreciable assets are utilized in the production of its product. Management periodically evaluates the realizability of its depreciable assets in light of its current industry environment. Management believes that no impairment of depreciable assets exists at December 31, 1998. It is possible, however, that management's estimates concerning the realizability of the Company's depreciable assets could change in the near term due to changes in the technological and regulatory environment.

   The primary machinery and equipment utilized in the Company's manufacturing process has been acquired from one vendor located in Belgium. Currently, the Company has contracts for additional manufacturing equipment with this vendor. Management believes that the vendor has the ability to continue to deliver the equipment in accordance with the terms of the contracts. Any inability of the vendor to meet its obligations for delivery of the equipment could have an adverse affect on the Company's ability to increase its production capacity.

   7.  Income Taxes
       ------------

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


   8.  Research and Development Costs
       ------------------------------

   Research and development costs are expensed when incurred.

   9.  Advertising
       -----------

   The Company expenses the cost of advertising as incurred. Advertising expense was not significant for each of the three years in the period ended December 31, 1998.

                             Theragenics Corporation

                           December 31, 1997 and 1998



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   10. Earnings Per Share and Common Stock
       -----------------------------------

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

   On March 16, 1998, the board of directors approved a two-for-one common stock split, effected in the form of a 100% stock dividend, which was distributed on April 15, 1998 to shareholders of record on March 31, 1998. The stock split has been recognized by reclassifying the par value of the additional shares resulting from the stock split from additional paid in capital to common stock. All references to shares outstanding and per share amounts have been restated to reflect the stock split.

   On June 12, 1998, the shareholders approved an increase in the number of authorized common shares from 50,000,000 to 100,000,000.

   11. Stock Based Compensation
       ------------------------

   Stock options issued to employees are accounted for under the intrinsic value method in which compensation expense is recognized for the amount, if any, that the fair value of the underlying common stock exceeds the exercise price at the date of grant. Stock options and other equity instruments issued in exchange for goods or services with non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily measurable.

   12. Fair Value of Financial Instruments
       -----------------------------------

   The Company's financial instruments include cash, cash equivalents and marketable securities. The carrying value of cash and cash equivalents approximates fair value due to the relatively short period to maturity of the instruments. Marketable securities are classified as available for sale and are reported at fair value.

                             Theragenics Corporation

                           December 31, 1997 and 1998




NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   13. Foreign Currency
       ----------------

   All balance sheet accounts denominated in foreign currencies are translated into U.S. dollars at the year-end rate of exchange. Such balance sheet accounts, which were not significant at December 31, 1998, included a cash account maintained in Belgium and denominated in Belgian Francs.
   Additionally, there were no statements of earnings items or any foreign currency transaction gains or losses during any of the three years in the period ended December 31, 1998.

   The Company periodically enters into foreign exchange forward contracts to hedge the price risks associated with equipment purchase commitments denominated in foreign currencies. The forward contracts typically mature concurrently with payments required under the equipment purchase contracts. The Company does not hold foreign exchange forward contracts for trading or speculative purposes. Gains and losses are deferred and accounted for as part of the underlying transactions. At December 31, 1998, the Company did not hold any foreign exchange forward contracts.

   14. Reclassifications
       -----------------

   Certain amounts in the 1997 balance sheet have been reclassified to conform to the 1998 presentation. Such reclassifications were not significant.


NOTE C - CONSTRUCTION IN PROGRESS AND PURCHASE COMMITMENTS

   Construction in progress consists primarily of payments made for construction of manufacturing equipment and facilities expansion. Total cost of these projects is expected to be approximately $33.0 million, consisting primarily of equipment and related costs, and the projects are expected to be completed in various stages through 1999. Total outstanding purchase commitments related to these projects were approximately $17.0 million at December 31, 1998, $9.7 million of which was denominated in Belgium Francs, based on the year end exchange rate. Construction of equipment and facilities totaling approximately $3.0 million and $23.9 million were completed and placed in service during 1997 and 1998, respectively.

   Included in construction in progress at December 31, 1998 are progress payments totaling approximately $9.4 million related to equipment being constructed in Belgium. Upon completion of construction, the equipment will be transported to the United States and installed in the Company's U.S. manufacturing facilities.

                                       Theragenics Corporation

                                     December 31, 1997 and 1998



NOTE D - INCOME TAXES

   The income tax provision consisted of the following:

                                                               1996               1997             1998
                                                           -------------     ------------     -------------
       Current:

         Federal                                           $      95,500     $  3,300,000     $   6,570,000
         State                                                         -          200,000           600,000
                                                            ------------      -----------      ------------
                                                                  95,500        3,500,000         7,170,000
                                                            ------------      -----------      ------------

       Deferred:
         Federal                                               1,862,000        1,750,000           655,000
         State                                                   110,000          100,000            55,000
                                                            ------------      -----------      ------------
                                                               1,972,000        1,850,000           710,000
                                                            ------------      -----------      ------------

                                                           $   2,067,500     $  5,350,000     $   7,880,000
                                                            ============        =========      ============

   The Company's temporary differences result in a deferred income tax liability at December 31, 1997 and 1998, summarized as follows:

                                                                                   December 31,
                                                                        ----------------------------------
                                                                            1997                 1998


         Nondeductible accruals and allowances                         $      60,000         $     210,000
         Other                                                                     -                70,000
                                                                        -------------         -------------

           Gross deferred tax assets                                          60,000               280,000
                                                                        -------------         -------------

         Deferred tax liabilities:
          Depreciation                                                    (1,060,000)           (1,990,000)
                                                                        -------------         -------------

           Net deferred tax liability                                  $  (1,000,000)        $  (1,710,000)
                                                                        =============         =============

   The net deferred tax liability is classified in the accompanying balance sheets as follows:

    Current deferred tax asset                                         $     (60,000)        $   (210,000)
       Long-term deferred tax liability                                    1,060,000             1,920,000
                                                                        -------------         -------------

           Net deferred tax liability                                  $   1,000,000         $   1,710,000
                                                                        =============         =============




                                                        Theragenics Corporation

                                               NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                                      December 31, 1997 and 1998


NOTE D - INCOME TAXES - Continued

   A reconciliation of the statutory federal income tax rate and the effective tax rate follows:

                                                                   1996           1997             1998
                                                               ------------   -------------    -----------

         Tax at applicable federal rates                         34.0%           35.0%           35.0%
         Effect of surtax exemption                               -              (0.7)            -
         State tax, net of federal income tax                     3.8             1.7             1.9
         Tax exempt interest                                      -              (0.3)           (1.1)
         Other                                                    0.1             0.3             0.2
                                                                  ---             ---             ---

                                                                 37.9%           36.0%           36.0%
                                                                 ====            ====            ====


NOTE E - NOTES PAYABLE
   The Company has entered into an amended and restated loan and security agreement (the "loan agreement") with a bank. The loan agreement, which expires in November 2000, provides for a revolving credit facility of up to $15,000,000. Interest on outstanding borrowings is payable monthly at the prime rate or at a LIBOR based rate.

   The LIBOR based rate ranges from LIBOR plus 1.5% to LIBOR plus 2%, and is determined by the Company's debt service coverage ratio, as defined in the loan agreement. No amounts were outstanding under the revolving credit agreement at December 31, 1997 or 1998.

   The Company has a letter of credit outstanding under the loan agreement for approximately $315,000 relating to regulatory requirements. The letter of credit is subject to terms identical to those of borrowings under the loan agreement.

   Outstanding borrowings under the loan agreement are collateralized by substantially all of the Company's assets. Provisions of the loan agreement limit the incurrence of additional debt and require the maintenance of certain minimum financial ratios, among other things. As of December 31, 1998, the Company was in compliance with the provisions of the loan agreement.

                             Theragenics Corporation

                           December 31, 1997 and 1998



NOTE F - MARKETING AND SALES AGREEMENT AND MAJOR CUSTOMER

   In May 1997, the Company executed a Sales and Marketing Agreement (the Agreement) with Indigo Medical, Inc. (Indigo), a subsidiary of Johnson & Johnson Development Corporation (Johnson & Johnson), granting Indigo the exclusive worldwide right to market and sell TheraSeed(R) for the treatment of prostate cancer for a period of seven years with a provision for successive three year renewals. In accordance with the Agreement, all TheraSeed(R) products used for the treatment of prostate cancer are sold to Indigo. The terms of the Agreement require Indigo to purchase minimum quantities of TheraSeed(R) on an annual basis. The minimum quantities have been exceeded in 1997 and 1998.

   As a result of the Indigo Agreement, substantially all sales in 1998 and approximately 50% of sales in 1997 were to Indigo. Additionally, approximately 86% and 99% of accounts receivable were from Indigo at December 31, 1997 and 1998, respectively. In 1996, there were no customers that comprised ten percent or more of sales.

   Concurrent with the execution of the Agreement, Johnson & Johnson purchased 508,906 shares of the Company's common stock for $5,000,000 in cash.


NOTE G - COMMITMENTS AND CONTINGENCIES

   Licensing Agreement
   -------------------

   The Company holds a worldwide exclusive license from the University of Missouri for the use of technology, patented by the University, used in the Company's "Therasphere" product. The licensing agreement provides for the payment of royalties based on the level of sales and on lump sum payments received pursuant to a licensing agreement with Nordion International, Inc. (see below).

   The Company has granted certain of its geographical rights under the licensing agreement with the University of Missouri to Nordion International, Inc., a Canadian company which is a producer, marketer and supplier of radioisotope products and related equipment. Under the Nordion agreement, the Company will receive a licensing fee for each geographic area in which Nordian receives new drug approval. The Company will also be entitled to a percentage of future revenues earned by Nordian as royalties under the agreement. Royalties from this agreement were not significant for each of the three years in the period ended December 31, 1998.

                             Theragenics Corporation

                           December 31, 1997 and 1998

NOTE G - COMMITMENTS AND CONTINGENCIES - Continued

   Lease Commitments
   -----------------

   The Company leases space and office equipment under noncancelable leases which expire at various dates through August 2004. Approximate minimum lease payments under the leases are as follows: 1999, $288,000; 2000, $156,000; 2001, $160,000; 2002, $169,000; 2003, $178,000.

   Rent expense was approximately $76,000, $179,000 and $190,000 for the years ended December 31, 1996 , 1997 and 1998, respectively.

   Litigation
   ----------

   Subsequent to December 31, 1998, the Company and certain of its officers and directors were named as defendants in twelve separate securities actions, alleging violations of the federal securities laws, including Sections 10(b), 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934, as amended. As of this time, eleven of the actions are pending in the U.S. District Court for the Northern District of Georgia; a twelfth action is presently pending in the Central District of California and is expected to be dismissed in the near future. The complaints, which are substantially similar in nature, purport to represent a class of investors who purchased or sold securities during the time period from January 29, 1998 to January 11, 1999. The complaints generally allege that the defendants made certain misrepresentations and omissions in connection with the performance of the Company during the class period. The complaints seek unspecified damages. No answer or otherwise responsive papers are yet due from the defendants. Management believes these charges are without merit and intends to vigorously oppose the litigation, however, given the nature and early stage of the proceedings, the ultimate outcome of the litigation cannot be determined at this time. Accordingly, no provision for any liability that might result from this litigation has been made. The Company and its officers and directors maintain insurance for claims of this general nature.


NOTE H - STOCK OPTIONS AND WARRANTS
   Stock Options
   -------------

   The Company's board of directors has approved four stock option plans which in aggregate cover up to 5,400,000 shares of common stock. The plans provide for the expiration of options ten years from the date of grant and requires the exercise price of the options granted to be at least equal to 100% of market value on the date granted. Stock options generally become exercisable over a three to five year vesting period. Stock option transactions for each of the three years in the period ended December 31, 1998 are summarized below:

                                                Theragenics Corporation

                                              December 31, 1997 and 1998


NOTE H - STOCK OPTIONS AND WARRANTS - Continued Stock Options - Continued

                                                   1996                     1997                    1998
                                         ---------------------   ---------------------    --------------------
                                                      Weighted                Weighted                Weighted
                                                      Average                 Average                 Average
                                                      Exercise                Exercise                Exercise
                                          Shares      Price       Shares      Price         Shares     Price
                                          --------   -------   -----------   ---------   -----------  ---------

       Outstanding, beginning of year    2,016,432     $1.54    1,674,000     $  3.57     1,887,780    $ 7.95
       Granted                             440,000      7.96      538,000       17.90       157,333     20.07
       Exercised                          (782,432)     1.11     (300,220)       1.80      (310,680)     1.30
       Forfeited                                 -         -      (24,000)       5.38             -         -
                                         ---------    ------    ----------     -------    ----------   -------

       Outstanding, end of year          1,674,000     $3.57    1,887,780     $  7.95     1,734,433    $10.24
                                         =========    ======    ==========     =======    ==========   =======

   The following table summarizes information about stock options outstanding at December 31, 1998:

                                                Options Outstanding                         Options Exercisable
                                                  Weighted
                                                  Average         Weighted                            Weighted
              Range of            Number           Remaining      Average            Number           Average
              Excise           Outstanding at    Contractual      Exercise       Exercisable at       Exercise
             Price            December 31, 1998  Life (Years)      Price         December 31, 1998      Price
           -----------        -----------------  ------------  ------------      -----------------   ----------

            $.50 - $3.19              623,100         6.3           $ 2.66            536,060             $2.66
            $7.63 - $11.75            464,000         7.8             8.36            280,000              7.97
            $16.56 - 26.63            647,333         9.1            18.88             98,000             18.50
                                   ----------         ---            -----           --------             -----

                                    1,734,433         7.7           $10.24            914,060            $ 5.98
                                    =========         ===            =====            =======            ======

   The Company follows the practice of recording amounts received upon the exercise of certain options by crediting common stock and additional paid-in capital. No charges are reflected in the statements of operations as a result of the grant or exercise of options to or by employees. The Company realizes an income tax benefit from the exercise of certain stock options and the exercise and early disposition of the shares acquired via certain other stock options. This benefit results in a reduction to income taxes payable and an increase to additional paid-in capital.

   The Company uses the intrinsic value method in accounting for stock options issued to employees. In applying this method, no compensation cost has been recognized. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans, the Company's net earnings and earnings per share would have resulted in the pro forma amounts indicated below:



                                                        Theragenics Corporation

                                               NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                                      December 31, 1997 and 1998


NOTE H - STOCK OPTIONS AND WARRANTS - Continued

   Stock Options - Continued
   -------------------------


                                                                   1996                  1997           1998
                                                              -------------         -------------    ----------

     Net earnings                   As reported               $  3,384,506          $  9,497,531   $  14,022,542
                                    Pro forma                    3,015,123             8,628,538      11,941,866

     Basic net earnings per
       common share                 As reported               $        .15          $        .35   $         .48
                                    Pro forma                          .13                   .31             .41

     Diluted net earnings per
       common share                 As reported               $        .14          $        .33   $         .46
                                    Pro forma                          .12                   .31             .40

   The weighted average fair value of the options granted during 1996, 1997 and 1998 was $6.36, $9.38 and $14.76, respectively. The fair values were estimated using the Black Sholes options-pricing model with the following weighted average assumptions:

                                                                   1996                 1997            1998
                                                              -------------         -------------    ----------

     Expected dividend yield                                        0.0%                0.0%             0.0%
     Expected stock price volatility                               70.0%               68.0%            65.0%
     Risk-free interest rate                                        6.3%                5.9%             5.0%
     Expected life of option (years)                                7.0                 3.7              5.0


   Stock Options Issued to Non-Employees
   -------------------------------------

   During 1998, the Company issued 100,000 stock options to an individual for medical and cancer consulting services. The Company is recording consulting expenses based on the estimated fair value of the options at the grant date over the consulting term of five years. Consulting expenses related to this agreement were approximately $164,000 during 1998.

                             Theragenics Corporation

                           December 31, 1997 and 1998



NOTE H - STOCK OPTIONS AND WARRANTS - Continued

   Warrants

   80,000 warrants were exercised during 1996, 40,000 warrants were exercised during 1997 and 20,000 warrants were exercised during 1998, resulting in proceeds to the Company of $300,000, $150,000 and $75,000, respectively. At December 31, 1998, there are outstanding warrants covering 60,000 shares of common stock. The warrants are exercisable at a price of $3.75 per share and expire in May 1999.


NOTE I - EARNINGS PER SHARE

   Earnings per common share was computed as follows:

                                                                           Year ended December 31,
                                                                   1996                 1997            1998
     Numerator for basic and diluted earnings
       per share - income available common
       shareholders                                         $    3,384,506       $    9,497,531   $   14,022,542
                                                             =============        =============    =============

     Denominator for basic earnings per share -
       weighted average shares                                  23,249,556           27,525,688       29,259,398
     Effect of dilutive stock options and warrants               1,332,924            1,091,752        1,055,222
                                                             -------------        -------------    -------------

     Denominator for diluted earnings per share -
       adjusted weighted average shares                         24,582,480           28,617,440       30,314,620
                                                             =============        =============    =============

     Basic earnings per share                               $          .15       $          .35   $          .48
                                                             =============        =============    =============

     Diluted earnings per share                             $          .14       $          .33   $          .46
                                                             =============        =============    =============


                             Theragenics Corporation

                           December 31, 1997 and 1998

NOTE J - EMPLOYEE BENEFIT PLAN

   401(k) Savings Plan

   The Company has a 401(k) savings plan providing retirement benefits to all employees with at least six months of service and at lease 21 years of age. Commencing in the fourth quarter of 1998, the Company makes matching contributions of 20%-60% of each participant's contribution, up to 6% of salary. The percentage of matching contributions are based on quarterly net earnings and are made in the form of Company common stock. Matching contributions are charged to operating expenses and totaled approximately $7,500 in 1998. Additionally, the Company may make discretionary contributions to the Plan that are allocated to each participants' account. Discretionary contributions were approximately $14,000, $35,000 and $30,000 for 1996, 1997 and 1998, respectively.

   Employee Stock Purchase Plan

   In June 1998, the Company's stockholders approved the Theragenics Corporation Employee Stock Purchase Plan (the "ESPP"). The ESPP allows eligible employees the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each quarterly offering period. As of December 31, 1998, there were 200,000 shares of common stock reserved for the ESPP and no shares had been issued under the plan.


NOTE K - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following summarizes certain quarterly results of operations (in thousands, except per share amounts):

                                                                         Quarters ended
                                                 ---------------------------------------------------------------
                                                  March 31       June 30         September 30        December 31
                                                  --------       -------         ------------        -----------

   Year ended December 31, 1998:
   Net revenue                                  $    8,281    $    8,714       $       11,129     $        9,834
   Gross profit                                      6,093         6,299                7,945              6,752
   Net earnings                                      3,301         3,333                4,032              3,357
   Net earnings per common share
     Basic                                      $     .11     $      .11       $         .14      $          .11
     Diluted                                    $     .11     $      .11       $         .13      $          .11





                                                        Theragenics Corporation

                                               NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                                      December 31, 1997 and 1998


NOTE K - QUARTERLY FINANCIAL DATA (UNAUDITED) - Continued

                                                                         Quarters ended
                                                -----------------------------------------------------------------
                                                  March 31       June 30         September 30        December 31
                                                  --------       -------         ------------        -----------
   Year ended December 31, 1997:
   Net revenue                                  $    4,107    $    6,172       $        7,018     $        7,260
   Gross profit                                      2,962         4,613                5,437              5,404
   Net earnings                                      1,109         2,182                2,943              3,264
   Net earnings per common share
     Basic                                      $     .05     $      .08       $         .10      $          .11
     Diluted                                    $     .04     $      .07       $         .10      $          .11

NOTE L - NEW ACCOUNTING PRONOUNCEMENTS

   The Financial Accounting Standards Board (FASB) has issued the Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, in June 1998. SFAS 133 will be effective for the Company's fiscal year beginning January 1, 2000. SFAS 133 requires that all derivatives be carried in the balance sheet at their fair value. Changes in fair value of derivatives will be either recorded in earnings currently or in other comprehensive income, depending upon the intended use of the derivative. Management does not currently expect the adoption of SFAS 133 to have a material impact on the Company's results of operations or financial condition.

   In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. Also, in June 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires costs of start-up activities and organizational costs, as defined, to be expensed as incurred. These statements are effective for the Company's fiscal year beginning January 1, 1999. Management does not expect either of these SOP's to have a material impact on the Company's results of operations or financial condition.

         Report of Independent Certified Public Accountants on Schedule
         --------------------------------------------------------------






   Board of Directors
   Theragenics Corporation



   In connection with our audit of the financial statements of Theragenics Corporation referred to in our report dated January 11, 1999, which is included in the annual report to security holders and incorporated by reference in Part II of this form, we have also audited Schedule II for each of the three years in the period ended December 31, 1998. In our opinion , the schedule presents fairly, in all material respects, the information required to be set forth therein.


   /s/ GRANT THORNTON LLP
   ----------------------
   GRANT THORNTON LLP

   Atlanta, Georgia
   January 11, 1999

                                         Theragenics Corporation

                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

               For each of the three years in the period ended December 31, 1998


                  Column A                Column B               Column C                Column D      Column E
---------------------------------------  ------------   ----------------------------    -----------    --------

                                                                Additions
                                                        ----------------------------
                                                            (1)            (2)
                                          Balance at     Charged to     Charged to                    Balance at
                                         beginning of   costs and     other accounts   Deductions -   end of
                 Description               period         expense       describe       describe (a)   period
 -------------------------------------   -------------  ------------   --------------  ------------   ----------
Year ended December 31, 1998
   Allowance for doubtful
     accounts receivable                  $    65,446    $        -     $          -    $    11,673    $  53,773
   Allowance for doubtful inventory       $    77,024    $  267,584     $          -    $         -    $ 344,608

Year ended December 31, 1997
   Allowance for doubtful
     accounts receivable                  $         -    $   65,446     $          -    $         -    $  65,446
   Allowance for doubtful inventory       $    77,024    $        -     $          -    $         -    $  77,024

Year ended December 31, 1996
   Allowance for doubtful
     accounts receivable                  $         -    $        -     $          -    $         -    $       -
   Allowance for doubtful inventory       $    77,024    $        -     $          -    $         -    $  77,024




(a) - write-offs of uncollectible accounts receivable.

THERAGENICS CORPORATION

INDEX TO EXHIBITS


 Page No.

10.22 -  Employment Agreement between Theragenics             72
         Corporation and Bruce W. Smith


24.1  -  Consent of Independent Public Accountants            71
         for Incorporation by Reference of Audit
         Report into Registration Statements

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Theragenics Corporation


We hereby consent to the incorporation by reference of our reports dated January 11, 1999, appearing in your Annual Report on Form 10-K for the year ended December 31, 1998, in the Company's Registration Statements on Form S-8, file numbers 333-15313, 333-40737, 333-40653, and 333-64801.



/s/ GRANT THORNTON LLP
----------------------
GRANT THRONTON LLP

Atlanta, Georgia
March 26, 1999