Form 10-Q
period 1999-03-31
THERAGENICS CORP
filed 1999-05-17
CIK 795551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       or

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                           Commission File No. 0-15443


                             THERAGENICS CORPORATION
             (Exact name of registrant as specified in its charter)


        Delaware                                      58-1528626
 (State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification Number)


   5203 Bristol Industrial Way
      Buford, Georgia                                     30518
(Address of principal executive offices)               (Zip Code)


       Registrant's telephone number, including area code: (770) 271-0233


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X _ NO ___


As of May 14, 1999 the number of shares of $.01 par value common stock outstanding was 29,497,734.

                             THERAGENICS CORPORATION

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION:

     ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)                           Page No.

          Balance Sheets - December 31, 1998 and March 31, 1999 . . . . .   3

          Statements of Earnings for the three months ended
           March 31, 1998 and 1999 . . . . . . . . . . . . . . . . . . . .  5

          Statements of Cash Flows for the three months ended
           March 31, 1998 and 1999 . . . . . . . . . . . . . . . . . . . .  6

          Statement of Changes in Stockholders' Equity for the three months ended March 31, 1999 . . . . . . . . . . . . . . . . . .  7

          Notes to Financial Statements . . . . . . . . . . . . . . . . .   8

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . .  10

      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK . . . . . . . . . . . . . . . . . . . . . . . .  15

PART II.  OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . .   15

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . .  15


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16



                                             THERAGENICS CORPORATION
                                                  BALANCE SHEETS
                                       DECEMBER 31, 1998 AND MARCH 31, 1999
                                                   (UNAUDITED)

ASSETS

                                                                        December 31,                  March 31,
                                                                           1998                         1999
                                                                    -------------------          ------------------

CURRENT ASSETS
  Cash and short-term investments                               $         19,541,662         $       23,589,146
  Marketable Securities                                                    6,830,266                  9,522,224
  Trade Accounts Receivable, less
    allowance of $53,773 in 1998 and
    $34,957 at March 31, 1999                                              7,000,446                  4,107,997
  Inventories                                                                780,825                    790,290
  Deferred income tax asset                                                  210,000                    280,000
  Prepaid expenses and other current assets                                  579,132                    588,079
                                                                    -------------------          ------------------

      TOTAL CURRENT ASSETS                                                34,942,331                 38,877,736

PROPERTY AND EQUIPMENT
  Buildings and improvements                                              17,425,990                 17,425,990
  Leasehold improvements                                                     154,234                    154,234
  Machinery and equipment                                                 25,570,513                 28,342,811
  Office furniture and equipment                                             333,816                    362,573
                                                                    -------------------          ------------------

                                                                          43,484,553                 46,285,608
  Less accumulated depreciation and
   amortization                                                           (7,031,902)                (7,911,553)
                                                                    -------------------          ------------------

                                                                          36,452,651                 38,374,055

  Land                                                                       848,359                    848,359
  Construction in progress                                                15,957,453                 14,643,643
                                                                    -------------------          ------------------

      TOTAL PROPERTY AND EQUIPMENT                                        53,258,463                 53,866,057

OTHER ASSETS                                                                  71,782                     69,418
                                                                    -------------------          ------------------


          TOTAL ASSETS                                          $         88,272,576         $       92,813,211
                                                                    ===================          ==================



The accompanying notes are an integral part of these statements.







                                             THERAGENICS CORPORATION
                                                 BALANCE SHEETS
                                      DECEMBER 31, 1998 AND MARCH 31, 1999
                                                   (UNAUDITED)


LIABILITIES & STOCKHOLDERS'  EQUITY

                                                                        December 31,                 March 31,
                                                                           1998                        1999
                                                                    -------------------          ------------------

CURRENT LIABILITIES
  Accounts Payable
    Trade                                                       $            627,679         $          777,783
    Construction                                                             359,339
                                                                                                       --
  Accrued salaries, wages and payroll taxes                                  498,863                    534,822
  Income taxes payable                                                       165,182                  1,635,182
  Other current liabilities                                                  316,161                    299,912
                                                                    -------------------          ------------------

      TOTAL CURRENT LIABILITIES                                            1,967,224                  3,247,699

LONG-TERM LIABILITIES

  Deferred income taxes                                                    1,920,000                  2,133,000

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 100,000,000
  shares authorized; 29,405,571 and 29,435,018
  issued and outstanding                                                     294,056                    294,350
Additional paid-in capital                                                58,921,414                 59,087,757
Retained earnings                                                         25,169,882                 28,050,405
                                                                    -------------------          ------------------

      TOTAL STOCKHOLDERS' EQUITY                                          84,385,352                 87,432,512
                                                                    -------------------          ------------------

          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                                  $         88,272,576         $       92,813,211
                                                                    ===================          ==================





The accompanying notes are an integral part of these statements.



                                            THERAGENICS CORPORATION
                                            STATEMENTS OF EARNINGS
                                                  (UNAUDITED)

                                                                           Three Months
                                                                         Ended March 31,
                                                          -----------------------------------------------------

                                                                   1998                          1999
                                                          -----------------------        ----------------------

REVENUE
  Product sales - affiliate                           $                8,239,985       $             9,105,557
  Product sales - non affiliates                                          15,962                        33,662
  Licensing Fees                                                          25,000                        25,000
                                                          -----------------------        ----------------------

                                                                       8,280,947                     9,164,219

COSTS AND EXPENSES
  Cost of sales                                                        2,188,435                     3,379,785
  Selling, general & administrative                                    1,350,947                     1,406,555
  Research & development                                                  41,411                       139,737
                                                          -----------------------        ----------------------

                                                                       3,580,793                     4,926,077

OTHER INCOME (EXPENSE)
  Interest income                                                        450,712                       276,729
  Interest and financing costs                                           (2,684)                       (6,139)
  Other                                                                    8,937                         3,491
                                                          -----------------------        ----------------------

                                                                         456,965                       274,081

Earnings before income taxes                                           5,157,119                     4,512,223

  Income tax expense                                                   1,856,563                     1,631,700
                                                          -----------------------        ----------------------

NET EARNINGS                                          $                3,300,556       $             2,880,523
                                                          =======================        ======================


NET EARNINGS PER COMMON SHARE

  Basic                                               $                     0.11       $                  0.10
  Diluted                                             $                     0.11       $                  0.10

WEIGHTED AVERAGE SHARES

  Basic                                                               29,087,936                    29,426,480
  Diluted                                                             30,352,859                    29,871,730



The accompanying notes are an integral part of these statements.



                                              THERAGENICS CORPORATION
                                              STATEMENTS OF CASH FLOWS
                                 FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                                                    (UNAUDITED)

                                                                                              Three Months
                                                                                              Ended March 31,
                                                                             --------------------------------------------
                                                                                    1998                      1999
                                                                             -------------------        -----------------


CASH FLOWS FROM OPERATING ACTIVITIES
  Net Earnings                                                            $           3,300,556       $        2,880,523
  Adjustments to reconcile net earnings to
  net cash provided by operating activities
    Deferred income taxes                                                                75,000                  143,000
    Depreciation & amortization                                                         407,388                  846,390
    Stock based compensation                                                                                      68,919
                                                                                     --
  Changes in assets and liabilities:
   Accounts Receivable                                                                (654,646)                2,892,449
   Inventories                                                                        (114,793)                  (9,465)
   Prepaid expenses and other current assets                                             38,721                  (8,947)
   Other assets                                                                             252                    2,364
   Trade accounts payable                                                             3,207,348                  150,104
   Accrued salaries, wages and payroll taxes                                          (333,194)                   35,959
   Income taxes payable                                                               1,036,158                1,470,700
   Other current liabilities                                                            159,133                 (16,249)
                                                                             -------------------        -----------------

     Total adjustments                                                                3,821,367                5,575,224
                                                                             -------------------        -----------------

       Net cash provided by operating activities                                      7,121,923                8,455,747

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases and construction of property and equipment                             (13,173,309)              (1,824,410)
  Purchases and maturities of marketable securities                                                          (2,680,871)
                                                                                     --
                                                                             -------------------        -----------------

      Net Cash used by investing activities                                        (13,173,309)              (4,505,281)


CASH FLOWS FROM FINANCING ACTIVITIES
 Exercise of stock options and stock purchase plan                                       90,877                   97,018
                                                                             -------------------        -----------------

      Net Cash provided by financing activities                                          90,877                   97,018

NET INCREASE (DECREASE) IN CASH AND
  SHORT-TERM INVESTMENTS                                                            (5,960,509)                4,047,484

CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD                                                                30,161,614               19,541,662
                                                                             -------------------        -----------------

CASH AND SHORT-TERM INVESTMENTS AT
                    END OF PERIOD                                          $         24,201,105       $       23,589,146
                                                                             ===================        =================


The accompanying notes are an integral part of these statements.





                             THERAGENICS CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)


                                                             Common Stock
                                                    --------------------------------    Additional
                                                       Number of         Par value        paid-in         Retained
                                                        shares             $0.01          capital         earnings          Total
                                                    ---------------    -------------   -------------   -------------    ------------

BALANCE, December 31, 1998                           29,405,571,571      $294,056       $58,921,414      $25,169,882     $84,385,352

Exercise of stock options and warrants                       28,075           281            80,921                           81,202

Stock-based compensation                                         --                          68,919                           68,919

Shares issued under employee stock purchase plan              1,372            13            15,803                           15,816

Income tax benefit from exercise of stock
  options and early disposition of shares                                                       700                              700

Net earnings for the period                                                               2,880,523         2,880,523
                                                     --------------    -------------   -------------    -------------   ------------

   BALANCE, March 31, 1999                               29,435,018      $294,350       $59,087,757       $28,050,405    $87,432,512
                                                     ==============    =============   =============    =============   ============





The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION

NOTES TO FINANCIAL STATEMENTS
-----------------------------
MARCH 31, 1999
--------------
(Unaudited)


NOTE A - BASIS OF PRESENTATION

The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 1999, the results of operations and cash flows for the three months ended March 31, 1998 and 1999 and the changes in stockholders' equity for the three months ended March 31, 1999. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the financial statements and disclosures are adequate to make the information not misleading. It is suggested that these financial statements and notes be read in conjunction with the audited financial statements and notes for the year ended December 31, 1998, included in the Form 10-K filed by the Company.

NOTE B - CONSTRUCTION IN PROGRESS AND PURCHASE COMMITMENTS

Construction in progress consists primarily of payments made toward a project for construction of manufacturing equipment and facilities expansion. This project is expected to be completed in phases during 1999. The Company expects to invest an additional $17.4 million to complete the remaining phases of this project. Of the remaining $17.4 million of purchase commitments, $8.5 million was denominated in Belgian Francs, based on the period end rate of exchange.

Included in construction in progress at March 31, 1999 are progress payments totaling approximately $5.9 million related to equipment being constructed in Belgium. Upon completion of construction, the equipment will be transported to the United States and installed in the Company's U.S. manufacturing facilities.

In April 1999 the Company announced that the U.S. Department of Energy (DOE) has granted Theragenics access to unique DOE technology for use in production of Pd-103. This technology venture represents part of a DOE initiative to redirect Cold War assets to peacetime use and cushion the economic impact of U.S. Defense Department cutbacks. This project is expected to enable the Company to significantly increase its production capacity and allow for expanded use of Pd-103 and TheraSeed(R) beyond treatment of prostate cancer to new medical applications. The Company expects to construct a facility in Oak Ridge, Tennessee to house the equipment, infrastructure and work force necessary to support the production of Pd-103 using this DOE technology. The Company expects to invest approximately $25 million over the next three years to build this manufacturing and R&D facility, with less than $12 million expected to be spent during 1999. Construction is expected to commence in the second quarter of 1999.


NOTE C - LITIGATION

In January 1999, the Company and certain of its officers and directors were named as defendants in certain securities actions, alleging violations of the federal securities laws, including Sections 10(b), 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934, as amended. As of this time, eleven such actions are pending in the U.S. District Court for the Northern District of Georgia. The complaints, which are substantially similar in nature, purport to represent a class of investors who purchased or sold securities during the time period from January 29, 1998 to January 11, 1999. The complaints generally allege that the defendants made certain misrepresentations and omissions in connection with the performance of the Company during the class period. The complaints seek unspecified damages. No answer or otherwise responsive papers are yet due from the defendants. Management believes these charges are without merit and intends to vigorously oppose the litigation, however, given the nature and early stage of the proceedings, the ultimate outcome of the litigation cannot be determined at this time. Accordingly, no provision for any liability that might result from this litigation has been made. The Company and its officers and directors maintain insurance for claims of this general nature.

Item 2.   Management's' Discussion and Analysis of Financial Condition and
          ----------------------------------------------------------------
          Results of Operations
          ---------------------

Results of Operations

Revenues

Revenues for the quarter ended March 31, 1999 increased $883,000 or 10.7% over the comparable 1998 period. The increase in revenues was attributable to the Company's continued ability to increase production of TheraSeed(R) with additional cyclotron and assembly capacity. Eight cyclotrons were in service during the first quarter of 1999, compared to four cyclotrons in service during the comparable 1998 period.

The softness in sales that the Company first recognized in the fourth quarter of 1998 continued into the first quarter of 1999 as sales declined from those recorded in 1998's fourth quarter. As stated in the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998, the Company's marketing partner, Indigo Medical, Inc. (Indigo), a Johnson and Johnson company, has advised the Company that it continues to adjust its sales and marketing strategies to address the softness in sales primarily by increasing the focus on marketing efforts directed to patients.

Looking forward, the full impact of Indigo's increased focus on patient directed marketing efforts may not be realized for several months since a patient is typically not treated until six weeks to three months or more after being diagnosed with prostate cancer. Therefore, there are no assurances that sales for the second quarter of 1999 will increase versus the first quarter of 1999. Management believes that Indigo's patient directed marketing focus could have a positive impact on sales in the second half of 1999, though there are no assurances that these efforts will not take longer to have an impact on revenue, if any. Actual results may differ materially from those anticipated based on certain risks and uncertainties, such as the impact of Indigo's marketing efforts to consumers and medical professionals. Management is confident in Indigo's commitment of both talent and resources to its objective of making TheraSeed(R) the treatment of choice for prostate cancer.

Costs and Expenses

Cost of sales for the quarter ended March 31, 1999 increased $1,191,000, or 54.4% over the comparable 1998 period. Cost of sales as a percentage of revenue increased to 36.9% for the quarter ended March 31, 1999 from 26.4% during the comparable 1998 period. This increase was attributable to an increase in the manufacturing fixed cost base as depreciation and other fixed expenses associated with additional cyclotrons and new manufacturing facilities, which were not in service during the first quarter of 1998, were incurred during the first quarter of 1999. As additional cyclotrons come on line, margins generally decline because each machine represents excess capacity for a period while carrying its full component of fixed costs, including depreciation. With cyclotron numbers nine through thirteen expected to be brought on line during the last three quarters of 1999, cost of product sales are expected to continue to increase as a percent of revenue to the extent that additional cyclotrons create capacity more rapidly than the growth in demand. Additionally, the number of production related employees during the first quarter of 1999 was greater than the comparable 1998 period due to the Company's increased operations.

Selling, general and administrative ("SG&A") expenses were $1.40 million during the first quarter of 1999 compared to $1.35 million during the first quarter of 1998, an increase of $50,000 or 3.7%. The increase was primarily due to an increase in compensation and benefits.

Research and development ("R&D") expenses were $140,000 for the first quarter of 1999 compared to $41,000 for first quarter of 1998. The increase in R&D was primarily a result of development efforts to improve the Company's proprietary production processes. In connection with the Company's efforts to enhance its production processes and its objective to expand the application of Pd-103 and TheraSeed(R) to other oncological and non-oncological uses, management plans to significantly increase efforts and investment in research and development in 1999. R&D expenditures during 1999 could be more than three times the 1998 levels. However, R&D spending is dependent on appropriate opportunities arising so no assurances can be made as to spending amounts. As a result, R&D expenses may fluctuate significantly from period to period.

In April 1999 the Company announced that the U.S. Department of Energy (DOE) has granted Theragenics access to unique DOE technology for use in production of Pd-103 (See "Liquidity and Capital Resources" below). The Company expects that the use of this technology and the related infrastructure will significantly increase the Company's production capacity for Pd-103. In addition, the Company expects that this increased production capacity will make additional R&D resources and opportunities available as that technology becomes operational, which is not expected before 2001.

Other income was $274,000 in the first quarter of 1999 compared to $457,000 during the same period in 1998. The decrease was attributable to a decrease in the funds available for investment during the 1999 period. Funds available for investment have and will continue to be utilized for the Company's current and future expansion programs. As funds continue to be used for expansion programs, management expects other income to decline accordingly.

The Company's effective income tax rate was approximately 36% for each of the quarters ended March 31, 1999 and 1998.

Liquidity and Capital Resources

The Company had cash and short-term investments of $23.6 million at March 31, 1999 compared to $19.6 million at December 31, 1998. The increase was attributable to cash provided by operations of $8.5 million offset by cash used by investing activities of $4.5 million.

Operating activities generated $8.5 million in cash. This primarily consisted of net earnings of $2.9 million, non-cash expenses, primarily depreciation and amortization, of $1.1 million, a decrease in accounts receivable of $2.9 million and an increase in income taxes payable of $1.5 million.

Cash used by investing activities was $4.5 million for the first quarter of 1999, comprised of $1.8 million for capital expenditures and $2.7 for net investments in marketable securities. Capital expenditures are expected to increase significantly throughout 1999. These expenditures relate primarily to capital expansion projects including the addition of cyclotrons and new manufacturing and support facilities, including investments related to the Company's agreement with the U.S. Department of Energy (see below).

Currently there are eight cyclotrons in operation marking the completion of Phase I of an expansion project. Additional phases of this project are currently underway, consisting of the purchase of six additional cyclotrons (numbers nine through fourteen) and supporting facilities during 1999, although one of these cyclotrons is not expected to be operational until early 2000. Cyclotron numbers nine and ten are currently being installed and are expected to be operational during the second quarter of 1999. Approximately $14.4 million of construction in progress at March 31, 1999 relates to this expansion project, and the Company expects to invest an additional $17.4 million to complete the remaining phases of this project.

As previously stated, in April 1999 the Company announced that the U.S. Department of Energy (DOE) has granted Theragenics access to unique DOE technology for use in production of Pd-103. This technology venture represents part of a DOE initiative to redirect Cold War assets to peacetime use and cushion the economic impact of U.S. Defense Department cutbacks. The Company expects that the use of this technology will significantly increase its capacity and allow for expanded use of Pd-103 and TheraSeed(R) beyond treatment of prostate cancer to new medical applications. The Company expects to construct a facility in Oak Ridge, Tennessee to house the equipment, infrastructure and work force necessary to support the production of Pd-103 using this DOE technology. The Company expects to invest approximately $25 million over the next three years to build this manufacturing and R&D facility, with less than $12 million expected to be spent during 1999. Construction is expected to commence in the second quarter of 1999.

As part of this project, the Company has leased land in the Oak Ridge, Tennessee area and equipment previously used by the government to produce isotopes. As a result of the sensitive nature of the equipment, the specialized technology involved and the access to unique DOE-operated facilities, the Company has contra ted with the DOE's primary contractor for the Oak Ridge government installation to handle certain technical and operational services that are critical to the project, including moving, reassembling and recommissioning equipment currently in storage, designing and fabricating new parts and modifications to the equipment and DOE facilities; and operating and providing ongoing access to the DOE facilities. The success of the project is dependent on the continued cooperation of the DOE and its primary contractor, which could be adversely affected by future changes in governmental program priorities and funding. If the equipment cannot be moved and recommissioned successfully, if there are problems with the operation or modification of the DOE-operated facilities, or if unforeseen challenges arise, the project may not be successful or the costs or timeliness associated with the project could exceed current estimates.

Cash provided by financing activities was $97,000 in the first quarter of 1999 representing cash proceeds from the exercise of stock options and the employee stock purchase plan.

The Company currently has a $15 million revolving credit facility collateralized by substantially all of the Company's assets. No borrowings were outstanding under this revolving credit facility as of March 31, 1999 or the current date.

The Company believes that current cash and investment balances, cash from future operations and credit facilities, will be sufficient to meet its currently anticipated working capital and capital expenditure requirements. In the event additional financing becomes necessary, management may choose to raise those funds through other means of financing as appropriate.

Foreign Currency and Geographic Information

The Company has outstanding purchase commitments of approximately $17.4 million related to the completion of its expansion project related to cyclotrons and supporting facilities. Of these commitments, approximately $8.5 million is denominated in Belgian Francs, based on the exchange rate at March 31, 1999.

This exposes the Company to foreign currency risk as it relates to movements in the exchange rate between the U.S. dollar and the Belgian Franc. The Company manages this risk by frequently reviewing the status of the purchase commitments and entering into foreign exchange forward contracts to hedge the foreign currency risks when believed it is appropriate to do so. Such forward contracts typically mature concurrently with payments required under the equipment purchase contracts. The Company does not hold foreign exchange forward contracts for trading or speculative purposes. At March 31, 1999 the Company did not hold any foreign exchange forward contracts. Additionally, management does not expect the introduction of the EURO to have any effect on its purchase commitments denominated in Belgian Francs. The terms of the agreements allow for all payments to be made in Belgian Francs, and the contracts are expected to be completed prior to the time that use of the EURO is mandatory.

All balance sheet accounts denominated in foreign currencies are translated into U.S. dollars at the period-end rate of exchange. Such balance sheet accounts, which were not significant at March 31, 1999, included a cash account maintained in Belgium and denominated in Belgian Francs. Additionally, statements of earnings items and foreign currency transaction gains or losses were not significant during the quarter ended March 31, 1999.

Included in construction in progress at March 31, 1999 are progress payments totaling approximately $5.9 million related to equipment being constructed in Belgium. Upon completion of construction, the equipment will be transported to the United States and installed in the Company's U.S. manufacturing facilities.

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

The Company's Y2K compliance also depends upon the compliance of others. The Company has contacted its critical suppliers and significant customer to evaluate their Y2K programs and state of readiness, and to evaluate whether a Y2K related disruption at these entities would have a material adverse effect on the Company's operations as the year 2000 approaches. At the current date, the Company has received responses from approximately 74% of the entities contacted, none of which have indicated that a year 2000 related business interruption is anticipated. However, while the Company believes it is taking reasonable action in this regard, Theragenics is not in a position to guarantee the performance of others or predict whether any assurances and representations received from others will ultimately prove to be accurate. Additionally, the Y2K compliance of the Company's critical suppliers and significant customer also depends upon the Y2K compliance of their critical suppliers and customers. The Company also relies on governmental agencies, utility companies, telecommunication service providers, financial institutions and other service providers outside of the Company's control. There is no assurance that any of these entities will not experience a year 2000 related failure and business interruption. Such failures could have a material adverse effect on the Company's financial position and results of operations.


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

The Company does not possess the ability to control its critical suppliers, significant customer or the health care providers that utilize its product. Y2K related disruptions at these entities could result in delays in the supply of goods and services, capital equipment and construction of facilities from the Company's vendors, delays in receiving payments from the Company's significant customer, and delays in the ordering of product and scheduling of TheraSeed(R) procedures by the health care providers, among other things. Such potential delays could be of a short-term nature or could be more significant and longer-term. The failure of any of these entities to properly address their year 2000 issues could have a materially adverse effect on the Company's financial position and results of operations. Additionally, the failure of the Company's primary equipment vendor to deliver cyclotrons in accordance with the terms of the purchase contracts could have a materially adverse effect on the Company's ability to increase its production capacity.

Contingency Plans

Contingency plans for critical IT assets are currently being developed. These contingency plans are in the early stages of development and will be modified as the risks of potential Y2K interruptions continue to be assessed.

Forward Looking and Cautionary Statements

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding, the timing of possible impact of Indigo's sales and marketing efforts, future cost of sales, R&D expenses, SG&A expenses, expansion plans, the Oak Ridge project, possible electronic data processing issues related to the year 2000, the development of new technologies, processes and products, adverse changes in governmental program priorities and budgetary funding by the relevant governmental authorities, potential costs and delays in the startup and refinement of technology and related equipment, potential equipment failure, inability to obtain, construct or install necessary parts or modifications to production equipment or facilities,and the sufficiency of the Company's liquidity and capital resources. From time to time, the Company may also make other forward-looking statements relating to such matters as well as anticipated financial performance, business prospects, technological developments, research and development activities and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with the management of growth, Year 2000 issues, research and development activities, effectiveness and execution of Indigo's marketing and sales programs, government regulation of the therapeutic radiological pharmaceutical and device business, dependence on health care professionals, and competition from other brachytherapy products and conventional and newly developed methods of treating localized cancer.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations; Foreign Currency and Geographic Information".



PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

See Note C to the Company's financial statements included in Item 1 of this report, which is incorporated by reference hereby.

Item 6.  Exhibits and Reports on Form 8-K.

    (a) Exhibit 10.1 - Sublease dated March 25, 1999 between Theragenics Corporation and Community Reuse Organization of East Tennessee*
    (b) Exhibit 10.2 - Work For Others Agreement dated March 25, 1999 between Theragenics Corporation and Lockheed Martin Energy
         Research Corporation*
    (c)  Exhibit 27 - Financial Data Schedule

    (d) Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended March 31, 1999.

    * - Confidential portions of Exhibit 10 have been redacted and filed separately with the Securities and Exchange Commission.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   REGISTRANT:

                                   THERAGENICS CORPORATION



                                   By: /s/  M. Christine Jacobs
                                      --------------------------
                                      M. Christine Jacobs
                                      Chief Executive Officer


                                      /s/ Bruce W. Smith
                                     ---------------------------
                                      Bruce W. Smith
                                      Treasurer and Chief Financial Officer
Dated:  May 17, 1999