Form 10-Q
period 1999-06-30
THERAGENICS CORP
filed 1999-08-16
CIK 795551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X _ NO ___


As of August 13, 1999 the number of shares of $.01 par value common stock outstanding was 29,501,518.

                             THERAGENICS CORPORATION

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION:

      ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)                        PageNo.

          Balance  Sheets - December  31, 1998 and June 30, 1999 . . . . .3

          Statements of Earnings for the three and six months ended
                  June 30, 1998 and 1999 . . . . . . . . . . . . . . . . .5

          Statements of Cash Flows for the six months ended
                 June 30, 1998 and 1999 . . . . . . . . . . . . . . . . . 6

          Statement of Changes in Stockholders' Equity for the six
                   months ended June 30, 1999 . . . . . . . . . . . . . . 7

          Notes to Financial Statements . . . . . . . . . . . . . . . . . 8

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS . . . . . . . . .10

      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                    MARKET RISK . . . . . . . . . . . . . . . . . . . . .16

PART II.  OTHER INFORMATION

      ITEM 1. LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . .  16

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS . . .16

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . 16


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17




                                            THERAGENICS CORPORATION
                                                 BALANCE SHEETS
                                      December 31, 1998 and June 30, 1999
                                                     (Unaudited)

                                                                     December 31,                 June 30
                                                                        1998                        1999
                                                                 -------------------        ---------------------

ASSETS

CURRENT ASSETS

Cash and short-term investments                                          19,541,662                  17,739,549
Marketable Securities                                                     6,830,266                  14,348,862
Trade Accounts Receivable                                                 7,000,446                   5,539,288
Inventories                                                                 780,825                     861,785
Deferred income tax asset                                                   210,000                     310,000
Prepaid expenses and other current assets                                   579,132                     644,594
                                                                 -------------------        --------------------

      TOTAL CURRENT ASSETS                                               34,942,331                  39,444,078

PROPERTY AND EQUIPMENT

Buildings and improvements                                               17,425,990                  17,472,524
Leasehold improvements                                                      154,234                     154,234
Machinery and equipment                                                  25,570,513                  28,586,364
Office furniture and equipment                                              333,816                     373,699
                                                                 -------------------        --------------------

                                                                         43,484,553                  46,586,821
Less accumulated depreciation and
  amortization                                                           (7,031,902)                 (8,802,163)
                                                                 -------------------        --------------------

                                                                         36,452,651                  37,784,658

Land                                                                        848,359                     848,359
Construction in progress                                                 15,957,453                  19,259,506
                                                                 -------------------        --------------------

      TOTAL PROPERTY AND EQUIPMENT                                       53,258,463                  57,892,523

OTHER ASSETS                                                                 71,782                      67,055
                                                                 -------------------        --------------------

          TOTAL ASSETS                                                   88,272,576                  97,403,656
                                                                 ===================        ====================




                                             THERAGENICS CORPORATION
                                                  BALANCE SHEETS
                                       December 31, 1998 and June 30, 1999
                                                   (Unaudited)

                                                                       December 31,                  June 30
                                                                          1998                        1999
                                                                   --------------------        --------------------


LIABILITIES & STOCKHOLDERS'  EQUITY

CURRENT LIABILITIES
Accounts Payable
    Trade                                                                      627,679                     972,519
    Construction                                                               359,339                          --
Accrued salaries, wages and payroll taxes                                      498,863                     493,848
Income taxes payable                                                           165,182                   1,065,182
Other current liabilities                                                      316,161                     439,459
                                                                   --------------------        --------------------

      TOTAL CURRENT LIABILITIES                                              1,967,224                   2,971,008

LONG TERM LIABILITIES

Deferred income taxes                                                        1,920,000                   2,610,000
Other
                                                                                --                          22,244
                                                                   --------------------        --------------------
                                                                             1,920,000                   2,632,244
STOCKHOLDERS' EQUITY

Common stock, $.01 par value, 100,000,000
  shares authorized; 29,405,571 and 29,498,109
  issued and outstanding                                                       294,056                     294,981
Additional paid-in capital                                                  58,921,414                  59,398,213
Retained earnings                                                           25,169,882                  32,107,210
                                                                   --------------------        --------------------

      TOTAL STOCKHOLDERS' EQUITY                                            84,385,352                  91,800,404

          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                                              88,272,576                  97,403,656
                                                                   ====================        ====================




The accompanying notes are an integral part of these statements.



                                                    THERAGENICS CORPORATION
                                                    STATEMENTS OF EARNINGS
                                                          (Unaudited)


                                                       Three Months Ended                           Six Months Ended
                                                             June 30,                                   June 30,
                                             -----------------------------------------   ---------------------------------------
                                                    1998                  1999                  1998                1999
                                             -------------------   -------------------   -------------------  ------------------

REVENUE


Product sales - affiliate                            $8,673,404           $11,066,242           $16,913,389         $20,171,799
Product sales - non affiliates                           15,456                29,638                31,418              63,300
Licensing Fees                                           25,000                25,000                50,000              50,000

                                             -------------------   -------------------   -------------------  ------------------
                                                      8,713,860            11,120,880            16,994,807          20,285,099

COSTS AND EXPENSES

Cost of sales                                         2,414,351             3,186,747             4,602,786           6,566,532
Selling, general & administrative                     1,306,961             1,761,133             2,644,488           3,167,688
Research & development                                   48,527               140,172                89,938             279,909
                                             -------------------   -------------------   -------------------  ------------------

                                                      3,769,839             5,088,052             7,337,212          10,014,129

OTHER INCOME (EXPENSE)

Interest income                                         316,924               364,923               767,636             641,652
Interest and financing costs                            (7,549)              (18,721)              (23,653)            (24,860)
Other                                                  (11,877)                 (225)               (2,940)               3,266
                                             -------------------   -------------------   -------------------  ------------------

                                                        297,498               345,977               741,043             620,058

Earnings before income taxes                          5,241,519             6,378,805            10,398,638          10,891,028

Income tax expense                                    1,908,090             2,322,000             3,764,653           3,953,700
                                             -------------------   -------------------   -------------------  ------------------

NET EARNINGS                                         $3,333,429            $4,056,805            $6,633,985          $6,937,328
                                             ===================   ===================   ===================  ==================



NET EARNINGS PER COMMON SHARE

  Basic                                                   $0.11                 $0.14                 $0.23               $0.24
  Diluted                                                 $0.11                 $0.14                 $0.22               $0.23

WEIGHTED AVERAGE SHARES

  Basic                                              29,190,950            29,473,785            29,138,098          29,450,263
  Diluted                                            30,479,196            29,866,229            30,466,123          29,865,692



The accompanying notes are an integral part of these statements.



                                                   THERAGENICS CORPORATION
                                                 Statements of Cash Flows
                                     FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                                        (Unaudited)

                                                                                               Six Months
                                                                                              Ended June 30,
                                                                            ----------------------------------------------
                                                                                       1998                  1999
                                                                             --------------------   ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Earnings                                                                $     6,633,985        $     6,937,328
  Adjustments to reconcile net earnings to
  net cash provided by operating activities
    Deferred income taxes                                                             107,000                590,000
    Depreciation & amortization                                                       831,132              1,770,261
    Deferred Rent                                                                    --                       20,244
    Stock based compensation                                                         --                      137,838
Changes in assets and liabilities:
   Accounts Receivable                                                               (481,863)             1,461,158
   Inventories                                                                       (175,595)               (80,960)
   Refundable Income Tax                                                             (152,165)
                                                                                                                  --
   Prepaid expenses and other current assets                                         (245,165)               (65,462)
   Other assets
                                                                                     404                       4,727
   Trade accounts payable                                                            (966,782)               (14,499)
   Accrued salaries, wages and payroll taxes                                         (242,167)                (5,015)
   Income taxes payable                                                              (845,364)               900,000
   Other current liabilities                                                          187,911                123,298
                                                                               ----------------       -----------------

     Total adjustments                                                             (1,982,654)             4,843,589
                                                                               ----------------       -----------------

       Net cash provided by operating activities                                    4,651,331             11,780,918

CASH FLOW FROM INVESTING ACTIVITIES
  Purchases and construction of property and equipment                            (16,329,722)            (6,404,321)
  Purchases and maturities of marketable securities                                   250,000             (7,518,596)
                                                                               ----------------       -----------------

      Net Cash from investing activities                                          (16,079,722)           (13,922,917)

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options and warrants                                269,268                339,886
                                                                               ----------------       -----------------

      Net Cash provided by financing activities                                       269,268                339,886

NET INCREASE (DECREASE) IN CASH AND
  SHORT-TERM INVESTMENTS                                                         (11,159,123)             (1,802,113)

CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD                                                             30,161,614              19,541,662
                                                                               ----------------       -----------------

CASH AND SHORT-TERM INVESTMENTS AT
  END OF PERIOD                                                              $    19,002,491        $     17,739,549
                                                                               ================       =================


The accompanying notes are an integral part of these statements.



                                                        THERAGENICS CORPORATION
                                                   STATEMENT OF STOCKHOLDERS' EQUITY
                                                FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                                              (UNAUDITED)



                                                       Common Stock
                                                  ------------------------------  Additional
                                                    Number of        Par value     paid-in          Retained
                                                     shares            $0.01       capital          earnings             Total
                                                  ------------- --------------- --------------   --------------   ------------------

BALANCE, December 31, 1998                         29,405,571     $294,056       $58,921,414       $25,169,882        $84,385,352

Exercise of stock options and warrants                 88,450          884           306,325                              307,209

Stock-based compensation                                  --                         137,838                              137,838

Shares issued under employee stock purchase plan        4,088           41            31,936                               31,977

Income tax benefit from exercise of stock
 options and early disposition of shares                                                 700                                  700

Net earnings for the period                                                                           6,937,328         6,937,328
                                                  -------------  -------------- -------------    ---------------    ----------------

   BALANCE, June 30, 1999                           29,498,109     $294,981      $59,398,213        $32,107,210       $91,800,404
                                                  =============  ============== =============    ===============    ================




         The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1999
(Unaudited)


NOTE A - BASIS OF PRESENTATION

The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations, cash flows and the changes in stockholders' equity for the periods presented. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the financial statements and disclosures are adequate to make the information not misleading. It is suggested that these financial statements and notes be read in conjunction with the audited financial statements and notes for the year ended December 31, 1998, included in the Form 10-K filed by the Company.

NOTE B - CONSTRUCTION IN PROGRESS AND PURCHASE COMMITMENTS

Construction in progress consists primarily of payments made toward a project for construction of manufacturing equipment and facilities expansion. This project is expected to be substantially completed in phases during 1999. The Company expects to invest an additional $11.3 million to complete the remaining phases of this project. Of the remaining $11.3 million of purchase commitments, approximately $5.4 million was denominated in Belgian Francs, based on the period end rate of exchange.

Included in construction in progress at June 30, 1999 are progress payments totaling approximately $4.2 million related to equipment being constructed in Belgium. Upon completion of construction, the equipment will be transported to the United States and installed in the Company's U.S. manufacturing facilities.

In April 1999 the Company announced that the U.S. Department of Energy (DOE) has granted Theragenics access to unique DOE technology for use in production of Pd-103. This technology venture represents part of a DOE initiative to redirect Cold War assets to peacetime use and cushion the economic impact of U.S. Defense Department cutbacks. This project is expected to enable the Company to significantly increase its production capacity and allow for expanded use of Pd-103 and TheraSeed(R) beyond treatment of prostate cancer to new medical applications. The Company expects to construct a facility in Oak Ridge, Tennessee to house the equipment, infrastructure and work force necessary to support the production of Pd-103 using this DOE technology. The Company expects to invest approximately $25 million over the next three years to build this manufacturing and R&D facility, with less than $7 million expected to be spent during 1999. Construction costs of approximately $200,000 have been incurred on this project as of June 30, 1999 and are included in construction in progress.


NOTE C - LITIGATION

In January 1999, the Company and certain of its officers and directors were named as defendants in certain securities actions, alleging violations of the federal securities laws, including Sections 10(b), 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934, as amended. These actions have been consolidated into a single action pending in the U.S. District Court for the Northern District of Georgia. The complaint, as amended, purports to represent a class of investors who purchased or sold securities during the time period from January 29, 1998 to January 11, 1999. The amended complaint generally alleges that the defendants made certain misrepresentations and omissions in connection with the performance of the Company during the class period. The complaints seek unspecified damages. No answer or otherwise responsive papers are yet due from the defendants. On May 14, 1999 a stockholder of the Company filed a derivative complaint in the Delaware Court of Chancery purportedly on behalf of the Company, alleging that certain directors breached their fiduciary duties by engaging in the conduct that is alleged in the consolidated federal class action complaint. The derivative action has been stayed by the agreement of the parties. Management believes these charges are without merit and intends to vigorously oppose the litigation, however, given the nature and early stage of the proceedings, the ultimate outcome of the litigation cannot be determined at this time. Accordingly, no provision for any liability that might result from this litigation has been made. The Company maintains insurance for claims of this general nature.

Item 2.   Management's' Discussion and Analysis of Financial Condition and
               Results of Operations

Results of Operations

Revenues

Revenues for the quarter and six months ended June 30, 1999 increased $2,407,000 or 27.6%, and $3,290,000 or 19.4%, respectively, over the comparable 1998 periods. The increase in revenues was supported by the additional cyclotron and assembly capacity. Eight cyclotrons were in service during the first half of 1999, compared to four cyclotrons in service during the comparable 1998 period.

Sales for the second quarter of 1999 increased from the first quarter of 1999, reversing a softness in sales initially experienced in the fourth quarter of 1998. As stated in the Company's March 31, 1999 Form 10-Q, and in its December 31, 1998 Form 10-K, the Company's marketing partner, Indigo Medical, Inc. (Indigo), a Johnson and Johnson company, advised the Company that it was adjusting its sales and marketing strategies primarily by increasing the focus on marketing efforts directed to patients. While sales have improved in the second quarter of 1999, Indigo has advised the Company that it is continuing to adjust its sales and marketing efforts.

The Balanced Budget Act of 1997 provides for reductions in Medicare spending and prospective payment reform on health care purchasing levels and payment streams. The proposed rules implementing a new prospective payment system for Medicare reimbursement of outpatient services could reduce reimbursement for medical devices, including seeds. The proposed rules are not expected to be implemented until sometime in 2000, and have generated extensive comments. The ultimate form and timing of the implementation of a prospective payment system on reimbursement for brachytherapy procedures, and the impact thereof, if any, is uncertain at this time. If a prospective payment system is implemented that reduces reimbursement to health care providers for brachytherapy using Theraseed(R), sales may be adversely affected. The Company and Indigo are actively working to limit the potential impact of the proposed prospective payment system, if any, on reimbursement for seeding using Theraseed(R).


Costs and Expenses

Cost of sales for the quarter and six months ended June 30, 1999 increased $772,000 or 32.0%, and $1,964,000 or 42.7%, respectively, over the comparable 1998 periods. Cost of sales as a percentage of revenue increased to 28.7% for the quarter ended June 30, 1999 from 27.7% during the second quarter of 1998, and to 32.4% during the six months ended June 30, 1999 from 27.1% for the comparable 1998 period. These increases were attributable to an increase in the manufacturing fixed cost base as depreciation and other fixed expenses associated with additional cyclotrons and new manufacturing facilities, which were not in service during the first half of 1998, were incurred during the first half of 1999. As additional cyclotrons come on line, margins generally decline because each machine represents excess capacity for a period while carrying its full component of fixed costs, including depreciation. With cyclotron numbers nine through thirteen expected to be brought on line during the last half of 1999, cost of product sales are expected to continue to increase as a percent of revenue to the extent that additional cyclotrons create capacity more rapidly than the growth in demand. Additionally, the number of production related employees during the 1999 periods was greater than the comparable 1998 periods due to the Company's increased operations.

Selling, general and administrative ("SG&A") expenses for the quarter and six months ended June 30, 1999 increased by $454,000 or 34.7%, and $523,000 or 19.8%, respectively, over the comparable 1998 periods. These increases were due to increases in compensation and benefits as a result of the increasing scope of the Company's operations, and increases in legal and professional fees. Increases in legal and professional fees related primarily to services provided in connection with the Company's expansion programs.

Research and development ("R&D") expenses increased to $140,000 for the second quarter of 1999, from $49,000 for the second quarter of 1998. R&D expenses for the six months ended June 30, 1999 increased to $280,000, from $90,000 for the comparable 1998 period. These increases in R&D were primarily a result of development efforts to improve the Company's proprietary production processes. In connection with the Company's efforts to enhance its production processes and its objective to expand the application of Pd-103 and TheraSeed(R) to other oncological and non-oncological uses, management plans to significantly increase efforts and investment in research and development in 1999. R&D expenditures during 1999 could be more than three times the 1998 levels. However, R&D spending is dependent on appropriate opportunities arising so no assurances can be made as to spending amounts. As a result, R&D expenses may fluctuate significantly from period to period.

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

Other income for the six months ended June 30, 1999 decreased by $121,000 from the comparable period in 1998. This was due to less funds being available for investment purposes, primarily during the first quarter of 1999, as compared with 1998. Interest income for the second quarter of 1999 increased by $48,000 over the second quarter of 1998. This was due to increased cash flow from operations during the second quarter of 1999 and a change in the mix of invested funds. During the second quarter of 1999, the Company was able to invest a greater proportion of its available cash in investment grade bonds, rather than short-term cash investments, resulting in a higher yield. Investment grade bonds consist primarily of high-credit quality municipality obligations in accordance with the Company's investment policies. Funds available for investment have and will continue to be utilized for the Company's current and future expansion programs. As funds continue to be used for expansion programs, management expects other income to decline accordingly.

The Company's effective income tax rate was approximately 36% for all periods presented.

Liquidity and Capital Resources

The Company had cash and short-term investments of $17.7 million at June 30, 1999 compared to $19.5 million at December 31, 1998. The decrease was attributable to cash provided by operations of $11.8 million and cash provided by financing activities of $300,000, offset by cash used by investing activities of $13.9 million.

Operating activities for the six months ended June 30, 1999 generated $11.8 million in cash. This primarily consisted of net earnings of $6.9 million, depreciation and deferred income taxes, which are non cash expenses, of $1.8 million and $600,000, respectively, a decrease in accounts receivable of $1.5 million and an increase in income taxes payable of $900,000.

Cash used by investing activities was $13.9 million for the six months ended June 30, 1999, comprised of $6.4 million for capital expenditures and $7.5 for net investments in marketable securities. Capital expenditures are expected to increase significantly throughout 1999. These expenditures relate primarily to capital expansion projects including the addition of cyclotrons and new manufacturing and support facilities, including investments related to the Company's agreement with the U.S. Department of Energy (see below).

Currently there are eight cyclotrons in operation marking the completion of Phase I of an expansion project. Additional phases of this project are currently underway, consisting of the purchase of six additional cyclotrons (numbers nine through fourteen) and supporting facilities during 1999, although one of these cyclotrons is not expected to be operational until early 2000. Two of the six additional cyclotrons are currently being installed and, although installation is slightly behind schedule, they are expected to be operational during the third quarter of 1999. . Approximately $18.9 million of construction in progress at June 30, 1999 relates to this expansion project, and the Company expects to invest an additional $11.3 million to complete the remaining phases of this project.

As previously stated, in April 1999 the Company announced that the U.S. Department of Energy (DOE) has granted Theragenics access to unique DOE technology for use in production of Pd-103. This technology venture represents part of a DOE initiative to redirect Cold War assets to peacetime use and cushion the economic impact of U.S. Defense Department cutbacks. The Company expects that the use of this technology will significantly increase its capacity and allow for expanded use of Pd-103 and TheraSeed(R) beyond treatment of prostate cancer to new medical applications. The Company expects to construct a facility in Oak Ridge, Tennessee to house the equipment, infrastructure and work force necessary to support the production of Pd-103 using this DOE technology. The Company expects to invest approximately $25 million over the next three years to build this manufacturing and R&D facility, with less than $7 million expected to be spent during 1999. Construction costs of approximately $200,000 were incurred on this project during the six months ended June 30, 1999 .

As part of this project, the Company has leased land in the Oak Ridge, Tennessee area and equipment previously used by the government to produce isotopes. As a result of the sensitive nature of the equipment, the specialized technology involved and the restrictions on access to unique DOE-operated facilities, the Company has contracted with the DOE's primary contractor for the Oak Ridge government installation to handle certain technical and operational services that are critical to the project, including moving, reassembling and recommissioning equipment currently in storage, designing and fabricating new parts and modifications to the equipment and DOE facilities; and operating and providing ongoing access to the DOE facilities. The success of the project is dependent on the continued cooperation of the DOE and its primary contractor, which could be adversely affected by future changes in governmental program priorities and funding. If the equipment cannot be moved and recommissioned successfully, if there are problems with the operation or modification of the DOE-operated facilities, or if unforeseen challenges arise, the project may not be successful or the costs or timeliness associated with the project could exceed current estimates.

Cash provided by financing activities was $300,000 during the six months ended June 30, 1999 representing cash proceeds from the exercise of stock options, warrants and the employee stock purchase plan.

The Company currently has a $15 million revolving credit facility collateralized by substantially all of the Company's assets. No borrowings were outstanding under this revolving credit facility as of June 30, 1999 or the current date.

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

Foreign Currency and Geographic Information

The Company has outstanding purchase commitments of approximately $11.3 million in connection with the completion of its expansion project related to cyclotrons and supporting facilities. Of these commitments, approximately $5.4 million is denominated in Belgian Francs, based on the exchange rate at June 30, 1999. This exposes the Company to foreign currency risk as it relates to movements in the exchange rate between the U.S. dollar and the Belgian Franc. The Company manages this risk by frequently reviewing the status of the purchase commitments and entering into foreign exchange forward contracts to hedge the foreign currency risks when believed it is appropriate to do so. Such forward contracts typically mature concurrently with payments required under the equipment purchase contracts. The Company does not hold foreign exchange forward contracts for trading or speculative purposes. At June 30, 1999 the Company did not hold any foreign exchange forward contracts. Additionally, management does not expect the introduction of the EURO to have any effect on its purchase commitments denominated in Belgian Francs. The terms of the agreements allow for all payments to be made in Belgian Francs, and the contracts are expected to be completed prior to the time that use of the EURO is mandatory.

All balance sheet accounts denominated in foreign currencies are translated into U.S. dollars at the period-end rate of exchange. Such balance sheet accounts, which were not significant at June 30, 1999, included a cash account maintained in Belgium and denominated in Belgian Francs. Additionally, statements of earnings items and foreign currency transaction gains or losses were not significant during the six months ended June 30, 1999.

Included in construction in progress at June 30, 1999 are progress payments totaling approximately $4.2 million related to equipment being constructed in Belgium. Upon completion of construction, the equipment will be transported to the United States and installed in the Company's U.S. manufacturing facilities.

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

State of Readiness

The Company began to assess the status of its Y2K readiness during 1997 and developed a plan intended to make its information technology assets, including embedded microcontrollers ("IT assets"), year 2000 ready. The plan covers the following phases: (i) inventory of IT assets, (ii) assessment of repair requirements (iii) repair and testing, and (iv) creation of contingency plans in the event of Y2K related failures. The inventory and assessment phases have been completed for all critical IT assets. Repairs and testing of critical internal IT assets was substantially completed during the second quarter of 1999. Though repairs and testing of critical IT assets have been substantially completed, the Company intends on continually reassessing the Y2K status of these assets throughout 1999.

The Company's Y2K compliance also depends upon the compliance of others. The Company has contacted its critical suppliers and significant customer to evaluate their Y2K programs and state of readiness, and to evaluate whether a Y2K related disruption at these entities would have a material adverse effect on the Company's operations as the year 2000 approaches. At the current date, the Company has received responses from approximately 95% of the entities contacted, none of which have indicated that a year 2000 related business interruption is anticipated. However, while the Company believes it is taking reasonable action in this regard, Theragenics is not in a position to guarantee the performance of others or predict whether any assurances and representations received from others will ultimately prove to be accurate. Additionally, the Y2K compliance of the Company's critical suppliers and significant customer also depends upon the Y2K compliance of their critical suppliers and customers. The Company also relies on governmental agencies, utility companies, telecommunication service providers, financial institutions and other service providers outside of the Company's control. There is no assurance that any of these entities will not experience a year 2000 related failure and business interruption. Such failures could have a material adverse effect on the Company's financial position and results of operations.


Costs to Address the Year 2000 Issue

The Company has incurred costs of approximately $75,000 in addressing the Y2K issue, consisting primarily of replacing IT assets that were not Y2K compliant. Remaining costs of Y2K remediation are not expected to be material.

Risks of the Company's Year 2000 Issues

The Company has not currently identified any critical IT assets under its control that present a material risk of not being Y2K compliant in a timely manner, or for which an acceptable alternative cannot be implemented. As the Company continues to reassess the Y2K status of its critical IT assets however, it is possible that IT assets could be identified that present a material risk of a Y2K interruption, and that such an interruption could have a material adverse effect on the Company's financial position and results of operations.

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

Forward Looking and Cautionary Statements

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding sales and marketing efforts, future cost of sales, R&D efforts and expenses, SG&A expenses, capacity expansion projects, the Oak Ridge project, possible electronic data processing issues related to the year 2000, the development of new technologies, processes and products, and the sufficiency of the Company's liquidity and capital resources. From time to time, the Company may also make other forward-looking statements relating to such matters as well as anticipated financial performance, business prospects, technological developments, research and development activities and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with the management of growth, Year 2000 issues, research and development activities, adverse changes in governmental program priorities and budgetary funding by the relevant governmental authorities, potential costs and delays in the startup and refinement of technology and related equipment, potential equipment failure, inability to obtain, construct or install necessary parts or modifications to production equipment or facilities, effectiveness and execution of Indigo's marketing and sales programs, acceptance and efficacy of Pd-103 for other applications, government regulation of the therapeutic radiological pharmaceutical and device business, the impact of a prospective payment system for Medicare reimbursement of health care providers and other changes in third party health care reimbursement, dependence on health care professionals, and competition from other brachytherapy products and conventional and newly developed methods of treating localized cancer.


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


Item 4.  Submission of Matters to a Vote of Securities Holders

         (a) The annual meeting of shareholders was held on June 11, 1999.

         (b) Patrick I. Flinn, John V. Herndon and Peter A.A. Saunders were reelected to the board of directors and will each serve for a three-year term. Mr. Flinn received 25,220,325 votes for his election with 402,788 withholding authority. Mr. Herndon received 25,047,633 votes for his election with 575,480 withholding authority. Mr. Saunders received 25,145,757 votes for his election with 477,356 withholding authority.

         (c) The appointment of Grant Thornton LLP as independent accountants for the Company for the fiscal year ending December 31, 1999 was approved by a vote of 25,320,185 shares for, 230,711 shares against and 72,217 shares abstaining.


Item 6.  Exhibits and Reports on Form 8-K.

(a)      The following exhibit is filed as a part of this report;

                   Exhibit 27  Financial Data Schedule (for SEC use only)

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.

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


Dated:  August 16, 1999