Form 10-Q
period 1999-09-30
THERAGENICS CORP
filed 1999-11-15
CIK 795551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       or

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                           Commission File No. 0-15443


                             THERAGENICS CORPORATION
             (Exact name of registrant as specified in its charter)


             Delaware                                    58-1528626
    (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                Identification Number)


     5203 Bristol Industrial Way                           30518
          Buford, Georgia                               (Zip Code)
 (Address of principal executive offices)


Registrant's telephone number, including area code:  (770)  271-0233


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X _ NO ___

As of November 15, 1999 the number of shares of $.01 par value common stock outstanding was 29,510,008.

                             THERAGENICS CORPORATION

                               TABLE OF CONTENTS


  PART I.  FINANCIAL INFORMATION:



    ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)                           Page No.

        Balance Sheets - December 31, 1998 and September 30, 1999 . . . . . . 3

        Statements of Earnings for the three and nine months ended
          September  30, 1998 and 1999 . . . . . . . . . . . . . . . . . . . .5

        Statements of Cash Flows for the nine months ended
          September 30, 1998 and 1999 . . . . . . . . . . . . . . . . . . . . 6

        Statement of Changes in Stockholders' Equity for the nine
          months ended September 30, 1999 . . . . . . . . . . . . . . . . . . 7

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

  PART II.  OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . 16

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . .16

    SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17



                                            THERAGENICS CORPORATION
                                                 BALANCE SHEETS
                                                  (UNAUDITED)


                                                                     December 31,               September 30
                                                                        1998                        1999
                                                                 -------------------        ---------------------

ASSETS

CURRENT ASSETS

Cash and short-term investments                                         $19,541,662                 $20,472,346
Marketable Securities                                                     6,830,266                  14,009,898
Trade Accounts Receivable                                                 7,000,446                   6,479,096
Inventories                                                                 780,825                   1,021,660
Deferred income tax asset                                                   210,000                     439,000
Prepaid expenses and other current assets                                   579,132                     690,412
                                                                 -------------------        --------------------

      TOTAL CURRENT ASSETS                                               34,942,331                  43,112,412

PROPERTY AND EQUIPMENT

Buildings and improvements                                               17,425,990                  20,347,976
Leasehold improvements                                                      154,234                     154,234
Machinery and equipment                                                  25,570,513                  31,472,558
Office furniture and equipment                                              333,816                     405,800
                                                                 -------------------        --------------------

                                                                         43,484,553                  52,380,568
Less accumulated depreciation and
  amortization                                                           (7,031,902)                 (9,793,654)
                                                                 ---------------------      ---------------------

                                                                         36,452,651                  42,586,914

Land                                                                        848,359                     848,359
Construction in progress                                                 15,957,453                  15,705,036
                                                                 -------------------        --------------------

      TOTAL PROPERTY AND EQUIPMENT                                       53,258,463                  59,140,309

OTHER ASSETS                                                                 71,782                     164,547
                                                                 -------------------        --------------------

          TOTAL ASSETS                                                  $88,272,576                $102,417,268
                                                                 ===================        ====================


                                             THERAGENICS CORPORATION
                                                  BALANCE SHEETS
                                                   (UNAUDITED)
                                                                       December 31,               September 30
                                                                          1998                        1999
                                                                   --------------------        --------------------


LIABILITIES & STOCKHOLDERS'  EQUITY

CURRENT LIABILITIES

Accounts Payable
    Trade                                                                     $627,679                    $902,335
    Construction                                                               359,339                          --
Accrued salaries, wages and payroll taxes                                      498,863                     757,853
Income taxes payable                                                           165,182                     355,182
Other current liabilities                                                      316,161                     603,405
                                                                   --------------------        --------------------

     TOTAL CURRENT LIABILITIES                                               1,967,224                   2,618,775

LONG TERM LIABILITIES

Deferred income taxes                                                        1,920,000                   3,461,000
Other
                                                                                    --                      55,610
                                                                   --------------------        --------------------
                                                                             1,920,000                   3,516,610


CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 100,000,000
  shares authorized; 29,405,571 and 29,504,868
  issued and outstanding                                                       294,056                     295,049
Additional paid-in capital                                                  58,921,414                  59,491,143
Retained earnings                                                           25,169,882                  36,495,691
                                                                   --------------------        --------------------

     TOTAL STOCKHOLDERS' EQUITY                                            84,385,352                   96,281,883

     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                                 $88,272,576                 $102,417,268
                                                                  ====================         ====================




The accompanying notes are an integral part of these statements.




                                                         THERAGENICS CORPORATION
                                                         STATEMENTS OF EARNINGS
                                                               (UNAUDITED)


                                                  Three Months Ended                               Nine Months Ended
                                                      September 30,                                    September 30,
                                         -----------------------------------------    -----------------------------------------
                                               1998                  1999                      1998                   1999
                                          ------------------    ------------------    -------------------   -------------------

REVENUE


Product sales - affiliate                      $11,095,101           $11,419,093               $28,008,490            $31,590,892
Product sales - non affiliates                       8,832                36,460                    40,250                 99,760
Licensing Fees                                      25,000                25,000                    75,000                 75,000

                                           ----------------    ------------------       -------------------    -------------------
                                                11,128,933            11,480,553                28,123,740             31,765,652
COSTS AND EXPENSES

Cost of sales                                    3,183,913             3,458,778                 7,786,699             10,025,310
Selling, general & administrative                1,644,022             1,697,279                 4,288,510              4,864,967
Research & development                             262,268               202,850                   352,206                482,759
                                           ----------------    ------------------       -------------------    -------------------

                                                 5,090,203             5,358,907                12,427,415             15,373,036

OTHER INCOME (EXPENSE)

Interest income                                    273,882               320,718                 1,041,518                962,370
Interest and financing costs                       (15,170)              (19,476)                  (38,823)               (44,337)
Other                                                1,303                29,893                    (1,637)                33,160
                                           -----------------    ------------------       -------------------    -------------------
                                                   260,015               331,135                 1,001,058                951,193

Earnings before income taxes                     6,298,745             6,452,781                16,697,383             17,343,809

Income tax expense                               2,267,347             2,064,300                 6,032,000              6,018,000
                                           -----------------    ------------------       -------------------    -------------------

NET EARNINGS                                    $4,031,398            $4,388,481               $10,665,383            $11,325,809
                                           =================    ==================       ===================    ===================



NET EARNINGS PER COMMON SHARE

  Basic                                              $0.14                 $0.15                     $0.37                  $0.38
  Diluted                                            $0.13                 $0.15                     $0.35                  $0.38
WEIGHTED AVERAGE SHARES

  Basic                                         29,364,178            29,502,792                29,213,500             29,467,965
  Diluted                                       30,159,160            30,065,123                30,363,843             29,923,303



The accompanying notes are an integral part of these statements.



                                                        THERAGENICS CORPORATION
                                                       STATEMENTS OF CASH FLOWS
                                                              (UNAUDITED)



                                                                                       1998                1999
                                                                             --------------------  -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Earnings                                                               $     10,665,383        $   11,325,809
  Adjustments to reconcile net earnings to
  net cash provided by operating activities
    Deferred income taxes                                                             367,000             1,022,000
    Depreciation & amortization                                                     1,533,154             2,773,458
    Deferred Rent                                                                          --                55,610
    Stock based compensation                                                           81,867               206,757
Changes in assets and liabilities:
   Accounts Receivable                                                             (1,567,106)              521,350
   Inventories                                                                       (236,833)             (240,835)
   Refundable Income Tax                                                            1,855,262                   --

   Prepaid expenses and other current assets                                         (294,163)             (111,280)
   Other assets
                                                                                          555                   664
   Trade accounts payable                                                            (688,407)              (84,683)
   Accrued salaries, wages and payroll taxes                                          (13,760)              258,990
   Income taxes payable                                                              (845,364)              483,000
   Other current liabilities                                                          221,646               287,244
                                                                               ----------------       -----------------

     Total adjustments                                                                413,851             5,172,275
                                                                               ----------------       -----------------

       Net cash provided by operating activities                                   11,079,234            16,498,084

CASH FLOW FROM INVESTING ACTIVITIES
  Purchases and construction of property and equipment                            (21,649,863)           (8,643,598)
  Purchases and maturities of marketable securities                                 1,677,432            (7,179,632)
  Loan fees paid                                                                                           (105,135)
                                                                               ----------------       -----------------


      Net cash used by investing activities                                       (19,972,431)          (15,928,365)

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options, warrants and stock
    purchase plan                                                                     416,774               360,965
                                                                               ----------------       -----------------

      Net Cash provided by financing activities                                       416,774               360,965

NET INCREASE (DECREASE) IN CASH AND
  SHORT-TERM INVESTMENTS                                                           (8,476,423)              930,684

CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD                                                              30,161,614            19,541,662
                                                                               ----------------       -----------------

CASH AND SHORT-TERM INVESTMENTS
  END OF PERIOD                                                              $      21,685,191       $   20,472,346
                                                                               ================       =================

          The accompanying notes are an integral part of these statements.




                                                            THERAGENICS CORPORATION
                                                        STATEMENT OF STOCKHOLDERS' EQUITY
                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                                    (UNAUDITED)



                                                                    Common Stock
                                                           -------------------------   Additional
                                                            Number of     Par value     paid-in       Retained
                                                            shares          $0.01       capital       earnings            Total
                                                           -----------  ------------  ------------   -----------     ---------------

     BALANCE, December 31, 1998                             29,405,571    $294,056    $58,921,414    $25,169,882       $84,385,352

     Exercise of stock options and warrants                     91,800         918        307,967                          308,885

     Stock-based compensation                                       --                    206,757                          206,757

     Shares issued under employee stock purchase plan            7,497          75         52,005                           52,080

     Income tax benefit from exercise of stock
       options and early disposition of shares                                              3,000                            3,000

     Net earnings for the period                                                                      11,325,809        11,325,809
                                                           -----------  ------------  ------------   -----------    ----------------

     BALANCE, September 30, 1999                            29,504,       $295,049    $59,491,143    $36,495,691        $96,281,883
                                                           ===========  ============  ============   ===========    ================





     The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations, cash flows and changes in stockholders' equity for the periods presented. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the financial statements and disclosures are adequate to make the information not misleading. It is suggested that these financial statements and notes be read in conjunction with the audited financial statements and notes for the year ended December 31, 1998, included in the Form 10-K filed by the Company.

NOTE B - CONSTRUCTION IN PROGRESS AND PURCHASE COMMITMENTS

Construction in progress consists primarily of payments made toward a project for construction of manufacturing equipment and facilities expansion. This project is expected to be completed during 2000 and is expected to cost an additional $5.0 million.

In April 1999 the Company announced that the U.S. Department of Energy (DOE) has granted Theragenics access to unique DOE technology for use in production of isotopes, including Pd-103. This technology venture represents part of a DOE initiative to redirect Cold War assets to peacetime use and cushion the economic impact of U.S. Defense Department cutbacks. This project is expected to enable the Company to significantly increase its production capacity and allow for expanded use of Pd-103 and TheraSeed(R) beyond treatment of prostate cancer to new medical applications. The Company expects to construct a facility in Oak Ridge, Tennessee to house the equipment, infrastructure and work force necessary to support the production of isotopes, including Pd-103, using this DOE technology. The Company expects to invest approximately $25-$30 million through 2001 to build this manufacturing and R&D facility, with less than $5 million expected to be spent during 1999. Construction costs of approximately $400,000 have been incurred on this project as of September 30, 1999 and are included in construction in progress.

NOTE C - CONTINGENCIES

In January 1999, the Company and certain of its officers and directors were named as defendants in certain securities actions, alleging violations of the federal securities laws, including Sections 10(b), 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934, as amended. These actions have been consolidated into a single action pending in the U.S. District Court for the Northern District of Georgia. The complaint, as amended, purports to represent a class of investors who purchased or sold securities during the time period from January 29, 1998 to January 11, 1999. The amended complaint generally alleges that the defendants made certain misrepresentations and omissions in connection with the performance of the Company during the class period and seeks unspecified damages. On May 14, 1999 a stockholder of the Company filed a derivative complaint in the Delaware Court of Chancery purportedly on behalf of the Company, alleging that certain directors breached their fiduciary duties by engaging in the conduct that is alleged in the consolidated federal class action complaint. The derivative action

THERAGENICS CORPORATION
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 1999
(UNAUDITED)

NOTE C - CONTINGENCIES - CONTINUED

has been stayed by the agreement of the parties. On September 3, 1999, the Company filed a motion to dismiss the consolidated federal class action complaint on the grounds that it fails to state a claim against the Company. There has not yet been a ruling on the Company's motion. Management believes these charges are without merit and intends to vigorously oppose the litigation, however, given the nature and early stage of the proceedings, the ultimate outcome of the litigation cannot be determined at this time. Accordingly, no provision for any liability that might result from this litigation has been made. The Company maintains insurance for claims of this general nature.

In trade secret litigation filed against International Brachytherapy ("IBt"), Theragenics has claimed ownership of certain cyclotron improvements incorporated into the cyclotrons provided to IBt by the companies' common cyclotron vendor. IBt is seeking indemnification from the cyclotron vendor against the Company's claims. The cyclotron vendor has in turn filed for arbitration seeking determination of ownership of the cyclotron improvements and certain other information developed by Theragenics relating to the cyclotron technology. The cyclotron vendor is also seeking indemnification for any amounts paid by the vendor to IBt to defend against the trade secret claims of Theragenics, and attorney fees in the arbitration. The cyclotron vendor is not seeking to prevent the Company from using the cyclotrons or the related improvements or information. The parties are in the process of conducting discovery and the ultimate outcome of this uncertainty cannot be determined at this time. Accordingly, no provision for any liability that might result from this uncertainty has been made.

NOTE D - UNSECURED CREDIT AGREEMENT

In August 1999, the Company executed an Unsecured Credit Agreement with a financial institution. The Unsecured Credit Agreement, which expires in August 2002, provides for borrowings of up to $40,000,000 under two lines of credit. Interest on outstanding borrowings is payable monthly at the Prime rate or a LIBOR based rate, at the option of the Company. The LIBOR based rate is equal to LIBOR plus a margin ranging from .7% to 1.55%, depending upon certain financial ratios of the Company. Under the Unsecured Credit Agreement the Company has the option, through August 2001, of converting outstanding borrowings of up to $25,000,000 to a term loan which would be repayable over 5 years. An additional uncommitted $10,000,000 line of credit is also available under the Unsecured Credit Agreement, subject to the approval of the financial institution.

Provisions of the Unsecured Credit Agreement limit the incurrence of additional debt and require the maintenance of certain financial ratios, among other things. As of September 30, 1999, the Company was in compliance with the provisions of the Unsecured Credit Agreement and there were no outstanding borrowings.

The Unsecured Credit Agreement replaced the $15,000,000 Amended and Restated Loan and Security Agreement that was previously outstanding.

Item 2.   Management's' Discussion and Analysis of Financial Condition and
               Results of Operations

Results of Operations

Revenues

Revenues for the quarter and nine months ended September 30, 1999 increased $352,000 or 3.2%, and $3,642,000 or 12.9%, respectively, over the comparable 1998 periods. The increase in revenues was supported by additional cyclotron and assembly capacity.

Management believes that the third quarter of 1999 contained certain seasonally slow periods due to summer vacations taken by physicians, patients and patients' families, and the occurrence of two holidays and a major medical convention during the period. During 1999, management has begun to identify certain seasonality associated with the demand for TheraSeed(R). It appears that holidays, major medical conventions and vacations taken by physicians, patients and patients' families may have an impact on sales during the year. Management is continuing to monitor and assess the impact that seasonality may have on the demand for TheraSeed(R).

The Company has not currently identified any critical information technology assets under its control that present a material risk of not being Year 2000 ("Y2K") compliant in a timely manner, or for which an acceptable alternative cannot be implemented (see "Impact of Year 2000 Issue" below). However, the Company does not possess the ability to control or predict the behavior of its significant customer, or the health care providers and patients that utilize its product. Health care providers and patients may elect to delay or accelerate TheraSeed(R) procedures that would have otherwise been scheduled on or near December 31, 1999, as a preventative measure for their concerns about Y2K issues or threats. Any significant delays or accelerations of TheraSeed(R) procedures as a reaction to Y2K concerns would have an impact on sales in the fourth quarter of 1999 and the first quarter of 2000. Currently, management has not been able to determine whether a significant number of TheraSeed(R) procedures will be delayed or accelerated near year-end because of Y2K concerns.

The Balanced Budget Act of 1997 provides for reductions in Medicare spending and prospective payment reform on health care purchasing levels and payment streams. This legislation has the potential of affecting any or all medical procedures and devices, and therefore is receiving intense attention from a wide spectrum of health care interests. As with other medical devices, the proposed rules implementing a new prospective payment system for Medicare reimbursement of outpatient services could reduce reimbursement for seeds. The proposed rules are not expected to be implemented until sometime in 2000, and have generated extensive comments. The ultimate form and timing of the implementation of a prospective payment system on reimbursement for brachytherapy procedures, and the impact thereof, if any, is uncertain at this time. If a prospective payment system is implemented that reduces reimbursement to health care providers for brachytherapy using TheraSeed(R), sales may be adversely affected. The Company and Indigo are continuing to actively work to limit the potential impact of the proposed prospective payment system, if any, on reimbursement for seeding using TheraSeed(R). While pleased with the efforts thus far, management cannot be certain of the ultimate outcome.




Costs and Expenses

Cost of sales for the quarter and nine months ended September 30, 1999 increased $275,000 or 8.6%, and $2,239,000 or 28.8%, respectively, over the comparable 1998 periods. Cost of sales as a percentage of revenue increased to 30.1% for the quarter ended September 30, 1999 from 28.6% during the third quarter of 1998, and to 31.6% during the nine months ended September 30, 1999 from 27.7% for the comparable 1998 period. These increases were attributable to an increase in the manufacturing fixed cost base as depreciation and other fixed expenses associated with additional cyclotrons and new manufacturing facilities were incurred during 1999. As additional cyclotrons come on line, margins generally decline because each machine represents excess capacity for a period while carrying its full component of fixed costs, including depreciation. Currently, nine cyclotrons are operational. Two additional cyclotrons are expected to be operational during the fourth quarter, bringing the total number of cyclotrons in operation to eleven by year-end. Three more cyclotrons are expected to be operational during 2000, which will bring the total number of cyclotrons in operation to fourteen. Cost of product sales are expected to continue to increase as a percent of revenue to the extent that additional cyclotrons create capacity more rapidly than the growth in demand. Additionally, the number of production related employees during the 1999 periods was greater than the comparable 1998 periods due to the Company's increased operations.

Selling, general and administrative ("SG&A") expenses for the quarter and nine months ended September 30, 1999 increased by $53,000 or 3.2%, and $576,000 or 13.4%, respectively, over the comparable 1998 periods. These increases were due to increases in compensation and benefits as a result of the increasing scope of the Company's operations, and increases in legal and professional fees. Increases in legal and professional fees related primarily to services provided in connection with the Company's expansion programs. The third quarter of 1998 included non-recurring SG&A expenses of approximately $175,000 related to the initial listing of the Company's common stock on the New York Stock Exchange

Research and development ("R&D") expenses decreased to $203,000 for the third quarter of 1999, from $262,000 for the third quarter of 1998. R&D expenses for the nine months ended September 30, 1999 increased to $483,000, from $352,000 for the comparable 1998 period. R&D expenses were primarily a result of development efforts to improve the Company's proprietary production processes. During the third quarter of 1999, the Company launched a research and development initiative to expand the application of Pd-103 and TheraSeed(R) to other oncological and non-oncological uses, and explore options for using its expertise and capabilities in other areas. In October 1999, the Company hired a Vice President of Isotope Production and Research, to assist in its research and development initiative. The Vice President of Isotope Production and Research brings extensive scientific expertise and the Company believes he will be a strong addition to the management team. Management plans to significantly increase efforts and investment in research and development as its initiatives move forward and expects future R&D expenditures to increase significantly. However, R&D spending is dependent on appropriate opportunities arising so no assurances can be made as to spending amounts. As a result, R&D expenses may fluctuate significantly from period to period.

In April 1999 the Company announced that the U.S. Department of Energy (DOE) has granted Theragenics access to unique DOE technology for use in production of isotopes, including Pd-103 (See "Liquidity and Capital Resources" below). The Company expects that the use of this technology and the related infrastructure will significantly increase the Company's production capacity for Pd-103. In addition, the Company expects that this increased production capacity will make additional R&D resources and opportunities available as that technology becomes operational, which is not expected before 2001.

Other income for the third quarter of 1999 increased by $71,000 over the third quarter of 1998. Other income for the nine months ended September 30, 1999 decreased by $50,000 from the comparable period in 1998. Funds available for investment will continue to be utilized for the Company's current and future expansion programs. As funds continue to be used for expansion programs, management expects other income to decline accordingly.

The Company's effective income tax rate was 32.0% and 34.7% for the quarter and nine months ended September 30, 1999, respectively, compared to an effective income tax rate of approximately 36% for each of the comparable 1998 periods. The reduction in the effective income tax rates in the 1999 periods was a result of the recognition of $250,000 of investment tax credits in the third quarter of 1999. These tax credits were a result of the Company's investments in its expansion projects, and the Company may apply for additional tax credits in future periods based on future investments. However, any future tax credits of this type are not expected to have a significant impact on future periods.

Liquidity and Capital Resources

The Company had cash and short-term investments of $20.5 million at September 30, 1999 compared to $19.5 million at December 31, 1998. The increase was attributable to cash provided by operations of $16.5 million and cash provided by financing activities of $400,000, offset by cash used by investing activities of $15.9 million.

Operating activities for the nine months ended September 30, 1999 generated $16.5 million in cash. This primarily consisted of net earnings of $11.3 million, non-cash expenses, primarily depreciation and deferred income taxes of $4.1 million, and $1.1 million from changes in working capital components.

Cash used by investing activities was $15.9 million for the nine months ended September 30, 1999, comprised of $8.6 million for capital expenditures, $7.2 million for net investments in marketable securities, and $100,000 for the Company's new line of credit facilities. Capital expenditures are expected to increase significantly throughout the remainder of 1999 and 2000. These expenditures relate primarily to capital expansion projects including the addition of cyclotrons and new manufacturing and support facilities, and investments related to the Company's agreement with the U.S. Department of Energy (see below).

Currently there are nine cyclotrons in operation. The Company also has outstanding commitments for the purchase of five additional cyclotrons and supporting facilities. Currently, all five additional cyclotrons are on site at the Company's manufacturing facilities. Two of these cyclotrons are expected to be operational in the fourth quarter of 1999, with the remaining cyclotrons expected to be operational during 2000. The Company's corporate headquarters facility is also under construction and is expected to be completed in the first half of 2000. Approximately $15.1 million of construction in progress at September 30, 1999 relates to these expansion projects, including the cyclotrons, supporting manufacturing facilities and corporate headquarters facility, and the Company expects to invest an additional $5.0 million to complete these projects.

As previously stated, in April 1999 the Company announced that the U.S. Department of Energy (DOE) has granted Theragenics access to unique DOE technology for use in production of isotopes, including Pd-103. This technology venture represents part of a DOE initiative to redirect Cold War assets to peacetime use and cushion the economic impact of U.S. Defense Department cutbacks. The Company expects that the use of this technology will significantly increase its capacity and allow for expanded use of Pd-103 and TheraSeed(R) beyond treatment of prostate cancer to new medical applications. The Company expects to construct a facility in Oak Ridge, Tennessee to house the equipment, infrastructure and work force necessary to support the production of isotopes, including Pd-103, using this DOE technology. The Company expects to invest approximately $25 - $30 million through 2001 to build this manufacturing and R&D facility, with less than $5 million expected to be spent during 1999. Construction costs of approximately $400,000 were incurred on this project during the nine months ended September 30, 1999.

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

Cash provided by financing activities was $400,000 during the nine months ended September 30, 1999 representing cash proceeds from the exercise of stock options, warrants and the employee stock purchase plan.

In August 1999, the Company executed an Unsecured Credit Agreement with a financial institution. The Unsecured Credit Agreement, which expires in August 2002, provides for borrowings of up to $40,000,000 under two lines of credit. Interest on outstanding borrowings is payable monthly at the Prime rate or a LIBOR based rate, at the option of the Company. The LIBOR based rate is equal to LIBOR plus a margin ranging from .7% to 1.55%, depending upon certain financial ratios of the Company. An additional uncommitted $10,000,000 line of credit is also available under the Unsecured Credit Agreement, subject to the approval of the financial institution. The Unsecured Credit Agreement replaced the $15,000,000 Amended and Restated Loan and Security Agreement that was previously outstanding.

The Company believes that current cash and investment balances, cash from future operations and existing credit facilities, will be sufficient to meet its currently anticipated working capital and capital expenditure requirements. In the event additional financing becomes necessary, management may choose to raise those funds through other means of financing as appropriate.






Foreign Currency and Geographic Information

Remaining   purchase   commitments   denominated  in  Belgian  Francs  were  not
significant at September 30, 1999.

The Company had no balance sheet accounts denominated in foreign currencies at September 30, 1999. Statements of earnings items and foreign currency transaction gains or losses were not significant during the nine months ended September 30, 1999.

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


Costs to Address the Year 2000 Issue

The Company has incurred costs of approximately $75,000 in addressing the Y2K issue, consisting primarily of replacing IT assets that were not Y2K compliant. The total cost of Y2K remediation is expected to be less than $100,000.


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

The Company does not possess the ability to control its critical suppliers, significant customer or the health care providers that utilize its product. Y2K related disruptions, or the perception that Y2K issues may create disruptions, at these entities could result in delays in the supply of goods and services, capital equipment and construction of facilities from the Company's vendors, delays in receiving payments from the Company's significant customer, and delays in the ordering of product and scheduling of TheraSeed(R) procedures by the health care providers, among other things. Such potential delays could be of a short-term nature or could be more significant and longer-term. In particular, patient and health care provider concerns regarding Y2K issues could cause sales to be shifted from early January to either December of 1999 or later in 2000. The failure of any of these entities to properly address their year 2000 issues could have a materially adverse effect on the Company's financial position and results of operations. Additionally, the failure of the Company's primary equipment vendor to deliver and install cyclotrons in accordance with the terms of the purchase contracts could have a materially adverse effect on the Company's ability to increase its production capacity.


Contingency Plans

Contingency plans for critical IT assets have been developed. These contingency plans will be modified as the risks of potential Y2K interruptions continue to be assessed.

Forward Looking and Cautionary Statements


This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding sales and marketing efforts, future cost of sales, R&D efforts and expenses, SG&A expenses, capacity expansion projects, the Oak Ridge project, possible data processing issues related to the year 2000 and related public perceptions, the development of new technologies, processes and products, and the sufficiency of the Company's liquidity and capital resources. From time to time, the Company may also make other forward-looking statements relating to such matters as well as anticipated financial performance, business prospects, technological developments, research and development activities and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with the management of growth, Year 2000 issues, research and development activities, adverse changes in governmental program priorities and budgetary funding by the relevant governmental authorities, potential costs and delays in the startup and refinement of technology and related equipment, potential equipment failure, inability to obtain, construct or install necessary parts or modifications to production equipment or facilities, effectiveness and execution of Indigo's marketing and sales programs, acceptance and efficacy of Pd-103 for other applications, government regulation of the therapeutic radiological pharmaceutical and device business, the impact of a prospective payment system for Medicare reimbursement of health care providers and other changes in third party health care reimbursement, dependence on health care professionals, and competition from other brachytherapy products and conventional and newly developed methods of treating localized cancer.

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

         Exhibit 10.1 Credit Agreement Between Theragenics Corporation and Wachovia Bank, National Association

         Exhibit  27     Financial Data Schedule (for SEC use only)

(b)      No  reports  on Form  8-K  were  filed  during  the  quarter  ended
         September 30, 1999.

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


Dated:  November 15, 1999