Form 10-K
period 1999-12-31
THERAGENICS CORP
filed 2000-03-27
CIK 795551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. (X) As of March 17, 2000 the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, as determined by reference to the closing price of the Common Stock as reported on the New York Stock Exchange, was $384,068,160. As of March 17, 2000 the number of shares of common stock, $.01 par value, outstanding was 29,524,692.

Documents incorporated by reference: Proxy Statement for the registrant’s 2000 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999, is incorporated by reference in Part III herein.

Part I

Item 1. BUSINESS

General

Theragenics Corporation (“Theragenics” or the “Company”), a medical isotope and cancer treatment producer, is a leader in the production and sales of implantable radiation devices (“seeds”) used in the treatment of cancer. The Company produces and sells TheraSeed®, which is a U.S. Food and Drug Administration (FDA) licensed device, based on the radioactive isotope palladium 103 (Pd-103). The Company received FDA clearance to market TheraSeed® in 1986 and commenced commercial production and product sales in 1987. Currently, TheraSeed® is used primarily in the treatment of early stage prostate cancer. In the treatment, TheraSeeds® are implanted (“seeding”) into the prostate in a one-time, minimally invasive procedure. The radiation emitted by the seeds is contained within the immediate prostate area, killing the cancerous tumor while sparing surrounding healthy cells and organs from any significant dose of radiation. TheraSeed® has been shown in independent clinical studies to offer success rates that are comparable to or better than conventional therapies for the treatment of prostate cancer, while being associated with a reduced incidence of adverse side effects. In addition, TheraSeed® offers significant quality of life and cost advantages. Since 1987, TheraSeed® has been used in over 800 centers across the United States. In 1998, the Company received regulatory approval for the marketing of TheraSeed® throughout the member countries of the European Union by obtaining CE Marking. Sales of TheraSeed® in Europe were not significant in 1998 or 1999, and are not expected to be significant in 2000. TheraSeed® has also been used on a limited basis in the treatment of cancers of the pancreas, lung, head, neck, oral cavity, brain and eye.

Theragenics has produced Pd-103 using Company-owned cyclotrons since 1993. As of December 31, 1999, eleven cyclotrons were fully operational, and three additional cyclotrons are expected to become operational during 2000. Currently, all Pd-103 utilized by the Company is produced by Company-owned cyclotrons.

In April 1999 the Company announced that the U.S. Department of Energy (DOE) granted Theragenics access to unique DOE technology for use in production of isotopes, including Pd-103. This technology venture represents part of a DOE initiative to redirect Cold War assets to peacetime use and cushion the economic impact of U.S. Defense Department cutbacks. The Company expects that the use of this technology will significantly increase its capacity and allow for expanded use of Pd-103 and TheraSeed® beyond treatment of prostate cancer to new medical applications. The Company also believes that the DOE Project may allow it to explore options for applying this technology to other uses, though there are no assurances that this will be achieved. The Company is constructing a facility in Oak Ridge, Tennessee to house the equipment, infrastructure and work force necessary to support the production of isotopes, including Pd-103, using this DOE technology. The Company expects to invest approximately $25-$30 million through 2001 to build this manufacturing and R&D facility.

In March 2000, the Company announced that it had signed and agreement with the Atlanta Cardiovascular Research Institute (ACRI) to begin a two-phase animal study addressing the use of Pd-103 for the prevention of restenosis. Restenosis is the reclosing of arteries that often occurs after coronary angioplasties. According to the University of Texas Southwestern Medical Center, nearly half of the 350,000 coronary angioplasties done in the United States each year fail or restenosis within the first few months of the operation. In the first phase of the study, scheduled to begin in April 2000, the Company will deliver catheter-based Pd-103 devices to ACRI for determination of whether the devices can inhibit restenosis-like changes in pig coronary arteries after balloon angioplasty and stent implantation, and to assess the long-term consequences of this treatment model. The second phase of the study will have similar objectives, except that the Company will be delivering stent-based Pd-103 devices to ACRI for use in the studies.

The Company is seeking to diversify its operations. The ACRI study addressing the use of Pd-103 for the prevention of restenosis is part of a research and development initiative launched in 1999, which is seeking to expand the application of Pd-103 and TheraSeed® and explore options for using the Company’s expertise and capabilities in other areas. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations, 1999 compared to 1998” and “Liquidity and Capital Resources”.) Management does not expect the Company to generate significant revenues from its research and development activities in the near future.

Industry Overview

Prostate Cancer

Excluding skin cancer, prostate cancer is the most common form of cancer, and the second leading cause of cancer deaths, in men. It is most common in North American and northwestern Europe and less common in Asia, Africa, Central America, and South America. The American Cancer Society estimates there will be about 180,400 new cases of prostate cancer and an estimated 31,900 deaths associated with the disease in year 2000.

Prostate cancer incidence and mortality increase with age. Prostate cancer is found most often in men who are over the age of 50. More than eight out of ten men diagnosed with prostate cancer are over the age of 65. Prostate cancer accounts for about 13% of male cancer-related deaths. Men survive at least five years in 89% of the diagnosed prostate cancer cases. According to the American Cancer Society, approximately 58% of all prostate cancers are found while they are still localized (confined to the prostate), and a 5-year relative survival rate for men with localized prostate cancer is 100%. 31% of prostate cancers have spread to tissues near the prostate when diagnosed, and the 5-year survival rate for these men is 94%. The remaining 11% of those men diagnosed have prostate cancer that has spread to distant parts of the body. Of the remaining 11%, about 31% are expected to survive at least five years. These survival statistics, according to the American Cancer Society, include all diagnosed prostate cancer cases, regardless of the treatment.

In addition to age, other risk factors are linked to prostate cancer. One of these additional factors includes genetics. Men with close family members who have had prostate cancer are more likely to get prostate cancer.

Another factor that may contribute to prostate cancer is diet. A diet high in fat may play a part in causing prostate cancer. The American Cancer society suggests a diet low in animal fat and high in vegetables, fruits and grains may help lower the risk of prostate cancer in addition to some other types of cancer.

The prostate is a walnut-sized gland surrounding the male urethra, located below the bladder and adjacent to the rectum. The two most prevalent prostate diseases are benign prostatic hyperplasia (“BPH”) and prostate cancer. BPH is a non-cancerous enlargement of the innermost part of the prostate. Prostate cancer is a malignant tumor that begins most often in the periphery of the gland and, like other forms of cancer, may spread beyond the prostate to other parts of the body. If left untreated, prostate cancer can metastasize to the lung or bone, resulting in death.

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
    T3 or T4                        Locally advanced
    N+ or M+                        Spread to pelvic lymph nodes (N+)or disstant organs (M+)

The Gleason system is typically used for “grading” or determining how fast the tumor is growing. Some prostate cancers grow more quickly than others. A Gleason grade, which ranges from 2 to 10, usually is used to indicate the tumor’s growth rate after it is taken during a biopsy. Higher Gleason grades such as 8-10 means cancer cells are likely to grow more quickly. Most localized cancers of the prostate are an intermediate grade, Gleason grades 4, 5, or 6.

Approximately 58% of new prostate cancer diagnoses are defined as being localized (that is, confined to the prostate) and the 5-year relative survival rate for men with localized prostate cancer is 100%. The lack of early-stage symptoms makes diagnosis difficult. Until the mid 1980‘s, the best method of routine examination had been the digital rectal exam, an uncomfortable subjective determination. The diagnostic test currently used most often is the PSA blood test, which determines the amount of prostate specific antigen (“PSA”) present in the blood. PSA is found in a protein secreted by the prostate, and elevated levels of PSA can be associated with either prostatitis (a noncancerous inflammatory condition) or a proliferation of cancer cells in the prostate. Industry studies have shown that the PSA test can detect prostate cancer as many as five years earlier than the digital rectal exam. The PSA test is currently part of the routine medical check-up for prostate assessment. Transrectal ultrasound tests and biopsies are typically performed on patients with elevated PSA readings to confirm the existence of cancer.

Treatment Options

In addition to seeding, prostate cancer can be treated with radical prostatectomy (“RP”), transurethral resection of the prostate (“TURP”), external beam radiation therapy (“EBRT”), cryosurgery, hormone therapy, chemotherapy and watchful waiting. Some of these therapies may be combined in special cases to address a specific cancer stage or patient need. For example, TheraSeed® has been used in combination with EBRT to treat some locally advanced cases of prostate cancer. The treatments that have been most successful are those that remove or kill all of the cancerous tissue while avoiding excessive damage to the surrounding healthy tissue. When the cancerous tissue is not completely eliminated, the cancer typically returns to the primary site, often with metastases to other areas. The following is a summary of treatment options for prostate cancer other than seeding.

Radical Prostatectomy and transurethral resection of the prostate are the two most common surgical procedures. Radical Prostatectomy involves the complete removal of the prostate gland. This procedure has been used for over 30 years and is considered to be the standard medical treatment for early-stage, localized tumors. RP typically requires a three-day average hospital stay and a lengthy recovery period (generally three to five weeks). Possible side effects include impotence and incontinence. The cost of RP ranges from $19,000 to $25,000 per procedure, excluding treatment for side effects and postoperative complications. According to BBI, an industry newsletter, approximately 120,000 men will undergo RP in the year 2000.

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

External Beam Radiation Therapy involves directing a beam of radiation at the prostate gland to destroy tumorous tissue and has been a common technique for treating many kinds of cancer since the 1950s. EBRT has typically been reserved for early-stage prostate cancer in locally advanced cases where the patient is an inappropriate surgical risk. Patients are usually treated five days per week in an outpatient center over a period of six to seven weeks. Rectal complications resulting from damage to the rectal wall caused by the radiation beam as it travels to the prostate are the most common side effects. Other possible side effects also include incontinence and impotence, but these side effects generally occur with less frequency than they do following RP. EBRT is estimated to cost between $13,000 to $17,000 per patient. According to BBI, an industry newsletter, approximately 65,000 EBRT procedures will be performed in the year 2000 for the treatment of localized prostate cancer.

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

The Theragenics Solution

Theragenics produces TheraSeed®, an FDA-cleared device for treatment of all solid localized tumors and currently used principally in seeding for the treatment of prostate cancer. In the prostate application, TheraSeeds® are implanted throughout the prostate gland in a minimally invasive surgical technique under ultrasound guidance. The radiation emitted by the seeds is contained within the immediate prostate area, killing the tumor while sparing surrounding organs of significant radiation exposure. The seeds, whose capsules are biocompatible, remain in the prostate after delivering their radiation dose. TheraSeed® is best suited for solid localized tumors and is typically classified as a treatment for early-stage disease.

Management believes TheraSeed® offers significant advantages over RP and EBRT. Recent multi-year clinical studies indicate that seeding offers success rates for early-stage prostate cancer that are comparable to or better than those of RP or EBRT plus reduced complication rates. In addition, the TheraSeed® treatment is a one-time outpatient procedure with a typical two to three day recovery period. By comparison, RP is an inpatient procedure typically accompanied by an average three day hospital stay and a three to five week recovery period, and EBRT involves six to seven weeks of daily radiation treatments. The Company estimates that treatment with TheraSeed® generally costs $13,000 to $17,000 per procedure, which is substantially lower than the cost of RP and comparable to the cost of EBRT.

TheraSeed® is a radioactive “seed” approximately 4.5 millimeters long and 0.8 millimeters wide, or roughly the size of a grain of rice. Each seed consists of a biocompatible titanium outer capsule containing the radioactive substance Pd-103. The half-life of Pd-103, or the time required to reduce the emitted radiation to one-half of its initial level, is 17 days. The half-life characteristics result in the loss of almost all radioactivity in less than four months.

Treatment Protocol

Prostate cancer patients electing seed therapy first undergo a transrectal ultrasound test or CT scan, which generates a two-dimensional image of the prostate. With the assistance of a computer program, a three dimensional treatment plan is designed that calculates the number and placement of the seeds required for the best possible distribution of radiation to the prostate.

Once the implant model has been constructed, the procedure is scheduled and the seeds are ordered. The number of seeds implanted normally ranges from 40 to 100, with the number of seeds varying with the size of the prostate. The procedure is usually performed under local anesthesia in an outpatient setting. An ultrasound probe is first positioned in the rectum to guide needle placement and seed location. Correct needle placement is facilitated by a template, or grid, that covers the perineum (the area between the scrotum and rectum through which the needles are inserted). This template is attached to the ultrasound probe. Implant needles loaded with seeds are assigned to the appropriate template holes as indicated in the treatment plan. Each needle is guided through the template and then through the perineum to its predetermined position within the prostate under direct ultrasound visualization. The seeds are implanted as the needle is withdrawn from the prostate. When all seeds have been inserted, the ultrasound image is again reviewed to verify seed placement. An experienced practitioner typically performs the procedure in approximately 60 to 90 minutes, with the patient often returning home at day’s end.

Seeding has been used as a treatment for prostate cancer since the early 1980s, when seeds containing the radioactive isotope Iodine-125 (“I-125”) were implanted in prostate tumors under open surgery. However, this technique fell into disfavor because the seeds were often haphazardly arranged resulting in radiation not reaching all of the targeted cancerous prostate. Compounding this was that often an unintended radiation dose was delivered to healthy surrounding tissues, particularly the urethra and rectum. Clinical results indicate that the computer modeling, advanced imaging and other techniques used in seeding today have significantly ameliorated these drawbacks.

Clinical Results

Strong Efficacy Results. Clinical data indicates that seeding offers success rates for early-stage prostate cancer treatment that are comparable to or better than those of RP or EBRT. The vast majority of published studies on the use of seeding in the treatment of early-stage prostate cancer have been very positive. In a study published in Urology Times in September 1994, Drs. John Blasko and Haakon Ragde of the Northwest Tumor Institute in Seattle, Washington, in a study of 298 men with early-stage prostate cancer, found an actuarial local control rate of 96% after treatment with either Pd-103 or I-125 seed implantation. A study published in 1995 by Drs. Blasko and Ragde found 100% of the 111 patients treated with TheraSeed® for localized early-stage prostate cancer showed no localized prostate cancer after treatment follow-up ranging from 12-73 months, with a median follow-up of 32 months. The actuarial disease-free rate at 54 months was 89%. Updating their previous study on patients treated with Pd-103 or I-125 for a paper published for the Seminars in Surgical Oncology 1997, Drs. Blasko, Ragde, Grimm, et al. found a seven-year actuarial local (confined to the prostate) and distal (outside the prostate) disease-free rate of 97% and 95%, respectively for 320 patients treated for localized early-stage prostate cancer. Because of Dr. Blasko’s extensive experience in the treatment of cancer and brachytherapy, the Company retained him as a medical and cancer advisor in 1998.

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

Reduced Incidence of Side Effects. Because TheraSeed® delivers a highly concentrated and confined dose of radiation directly to the prostate, healthy surrounding tissues and organs are spared excessive radiation exposure. This results in significantly fewer and less severe side effects and complications than are incurred with other conventional therapies. RP generally results in a 65-90% impotence rate and a 2-35% incontinence rate, and EBRT generally results in impotence and incontinence rates of 40-60% and 8-18%, respectively. In contrast, according to the 1995 study by the Northwest Tumor Institute described above, it was reported that 85% of seed therapy patients under 70 years of age who were potent before the procedure remained so. In addition, patients who had not had a previous transurethral prostate resection (“TURP”) suffered no incontinence. Patients having a previous TURP have compromised urinary tracts and can experience higher rates of incontinence. Patients receiving seeding can expect some urethra irritation and urinary urgency post-implantation as the Pd-103 delivers its radiation dose.

Lower Treatment Cost. The total cost of seeding is approximately $15,000 per procedure. This is approximately two-thirds the cost of RP, which ranges from $19,000 to $25,000, excluding treatment for side effects and post-operative complications. Seeding cost is comparable to the cost of EBRT, which ranges from $13,000 to $17,000 for a six-to-seven week course of treatment.

Management believes TheraSeed® represents the best available form of seeding. Another radioactive isotope, Iodine-125 (“I-125”), is also commercially available as a permanent implant. TheraSeed® was the first commercially available alternative isotope to I-125 since I-125‘s introduction in the 1970s. Management believes that I-125 and Pd-103 are used in approximately 65% and 35%, respectively, of all prostate cancer seeding procedures. Another technique known as “temporary seeding,” which involves the temporary placement of an Iridium-based source in or near a tumor, is used in a very small percentage of cases. Management believes Pd-103 has the following advantages over I-125: (i) Pd-103 delivers three times the initial dose rate of I-125, which can yield advantages in treating aggressive cancers, (ii) Pd-103 has approximately one-third the half-life of I-125, which shortens the duration of some radiation induced side effects by two-thirds and reduces radiation exposure to medical personnel in treatment follow-up; and (iii) unlike I-125, Pd-103 is nontoxic and non-volatile as it decays.

A seven-year, peer-reviewed study conducted at Yale University School of Medicine published in the October 29, 1999, issue of Radiation Oncology Investigations: Clinical and Basic Research demonstrated that patients receiving TheraSeed® palladium-103 (Pd-103) seed implants experienced significantly lower incidences of side effects than patients implanted with I-125. Overall severe complication rates from both I-125 and Pd-103 are very low when compared to other treatment modalities. Only 9% of the patients involved in the study performed at Yale experienced long-term complications, all of whom were implanted with I-125. Furthermore, the study indicates that implants performed with TheraSeed® can utilize an increased minimum tumor dose without jeopardizing the results from side effects.

Production

The production of TheraSeed® is dependent upon the availability of Pd-103, as well as Rhodium-103 (“Rh-103”), titanium, graphite and lead. With the exception of Pd-103, all of these raw materials are relatively inexpensive and readily available from third party suppliers.

Pd-103 is a radioactive isotope that can be produced by neutron bombardment of Pd-102 in a nuclear reactor, or by proton bombardment of Rh-103 in a cyclotron. Following the production of Pd-103 from Rh-103 in the cyclotron, the Pd-103 is harvested from the cyclotron and moved through a number of proprietary production processes until it reaches its final seed form.

The Company has produced Pd-103 using Company-owned cyclotrons since 1993. The Company currently has eleven cyclotrons in production and three additional cyclotrons are scheduled to become operational in 2000. The Company’s cyclotrons are designed, built, installed and tested by a company specializing in the construction of such equipment.

Due to the highly sophisticated and technical nature of the equipment, the Company has in the past encountered delays and difficulties in the construction, installation and testing of its cyclotrons. Management cannot be certain that such problems will not occur in connection with the construction, installation and testing of the cyclotrons to be installed in 2000.

Cyclotron operations constitute only one component of the TheraSeed® manufacturing process. Because the production of TheraSeed® is highly sensitive and labor intensive, management is focusing significant attention and effort on automating and otherwise improving all aspects of the Company’s manufacturing process. Certain portions of the Company’s production processes were automated during 1998 and 1999. Although the automation process is difficult and time consuming, and has been subject to significant delays, management believes it can continue to improve efficiency, further reduce radiation exposure to personnel and provide additional production capacity for TheraSeed®.

In April 1999 the Company announced that the U.S. Department of Energy (DOE) had granted Theragenics access to unique DOE technology for use in production of isotopes, including Pd-103 (See Item 7 -“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”). The Company is currently constructing the facilities and infrastructure to support the use of this DOE technology, and does not expect this capacity to be available before 2001.

During 1997, the Company received certification that its quality control system meets all the requirements of the International Organization for Standards’ ISO 9001/EN46001 Quality System Standard.

Marketing

Strategic Alliance. In 1997, the Company entered into a sales and marketing agreement with Indigo Medical, Inc., a Johnson & Johnson Company, granting to Indigo the exclusive worldwide right to market and sell TheraSeed® for the treatment of prostate cancer. Indigo has assumed responsibility for the education and training of urologists, radiation oncologists and other personnel involved in the use of TheraSeed® for the treatment of prostate cancer.

The Company believes that upon full implementation of Indigo’s marketing efforts directed to patients and medical professionals, the alliance with Indigo provides the opportunity for long-term sales growth and international expansion while allowing the Company to focus its resources on maintaining its leadership in the production of Pd-103 for prostate cancer treatment and other potential applications. By leveraging the extensive worldwide marketing capability of Indigo and Johnson & Johnson, the Company can avoid the need to develop an extensive, vertically integrated sales, marketing and education and training network for the marketing of TheraSeed® for prostate cancer. Management is confident in the ability of Indigo to more fully develop potential markets.

In 1999, Indigo adjusted its sales and marketing efforts directed at patients in addition to Indigo’s existing marketing efforts directed to physicians and other healthcare professionals. As a result of the sales and marketing agreement with Indigo, TheraSeed® sales depend on the success of Indigo’s marketing strategy and efforts.

TheraSphere(R)

Theragenics has also participated in the development of TheraSphere®, a microscopic radioactive glass sphere designed for the treatment of liver cancer. The Company holds a worldwide exclusive license from the University of Missouri for the use of the technology required to produce TheraSphere®. The Company has granted to Nordion International, Inc. (“Nordion”) an exclusive worldwide sublicense to manufacture, distribute and sell TheraSphere® for any application. TheraSphere® has been approved for distribution in Canada, but has not been approved by the FDA for distribution in the United States. Under the terms of the sublicense, Nordion has agreed to obtain the necessary regulatory approvals for distribution of TheraSphere® in the United States and other countries. Timing for commercial development and regulatory approval of TheraSphere® in the United States and elsewhere is uncertain, and management does not anticipate significant revenues from TheraSphere® within the foreseeable future.

A TheraSphere® treatment dose contains approximately five million yttrium-90 glass spheres that are each approximately half the diameter of a human hair. In the treatment of liver cancer, a radiation dose is delivered to the tumor by introducing TheraSphere® by catheter into the hepatic artery, which carries arterial blood to the liver. Because of greater blood flow to tumors compared to healthy liver tissue, the microspheres concentrate in the capillaries feeding the tumor. The concentration of microspheres in healthy tissue is much lower. Because of the ability to place and concentrate the radiation source in such close proximity to the tumor, TheraSphere® can deliver a radiation dose to the tumor cells five times as strong as that which can be delivered via external beam radiation.

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

The Company also holds a worldwide exclusive license from the University of Missouri for the use of technology required for producing TheraSphere®. Theragenics holds the rights to all improvements developed by the University of Missouri on this technology. The Company, in turn, sublicenses exclusive worldwide rights to this technology and all improvements to Nordion. Pursuant to its license agreement with the University of Missouri, the Company is obligated to pay the University the greater of a fixed annual amount or a percentage of the gross sales amount derived from the sale of TheraSphere®.

Theragenics holds patents for technology concerning methods for delivery of TheraSphere® in several countries, including the United States, Canada, Australia, Argentina, South Africa and the countries of the European patent convention, and has patent applications on file in other countries, including Japan. The Company exclusively licenses this technology to Nordion for worldwide use.

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

Seasonality

Management believes that certain periods of a year contain seasonally slow periods due to vacations taken by physicians, patients and patients’ families, and the occurrence of holidays and major medical conventions. During 1999, management has begun to identify certain seasonality associated with the demand for TheraSeed®. It appears that holidays, major medical conventions and vacations taken by physicians, patients and patients’ families may have an impact on sales during the year. Management is continuing to monitor and assess the impact that seasonality may have on the demand for TheraSeed®.

Research and Development

Research and development (R&D) expenses were $709,000 in 1999 compared to $448,000 in 1998. The increase in R&D was a result of development efforts to improve the Company’s proprietary production processes and the launching of a research and development initiative in the third quarter of 1999 (see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, 1999 compared to 1998”).

Competition

The Company competes in a market characterized by technological innovation, extensive research efforts and significant competition. In general, TheraSeed® competes with conventional methods of treating localized cancer, such as RP and EBRT, as well as competing permanent implant devices. RP currently represents the standard medical treatment for early-stage, localized prostate cancer. RP has a long history of favorable clinical results and physicians have developed a high degree of familiarity and comfort with this procedure. EBRT is also a well-established method of treatment and is widely accepted for patients who do not represent a good surgical risk or whose prostate cancer has advanced beyond the stage for which surgical treatment is indicated. Management believes that if general conversion from these treatment options (or other established or conventional procedures) to TheraSeed® treatment does occur, such conversion will be the result of a combination of equivalent or better efficacy, reduced incidence of side effects and complications, lower cost, other quality of life issues and pressure by health care providers and patients.

Iodine-125 (I-125) is commercially available as a permanent implant and competes with TheraSeed®. At least eight companies have obtained regulatory approval to produce and distribute I-125 seeds and a number of other companies have announced their intentions to apply for such approval. Management believes that I-125 and Pd-103 are used in approximately 65% and 35%, respectively, of all prostate cancer seeding procedures.

Management believes that Pd-103 has certain advantages over I-125. A seven-year study conducted at Yale University School of Medicine demonstrated that patients receiving TheraSeed® Pd-103 implants experienced significantly lower incidences of side effects than patients implanted with I-125. The results of this peer-reviewed study appeared in the October 29, 1999 issue of “Radiation Oncology Investigations: Clinical and Basic Research”. A review of 123 early stage T1c and T2 prostate cancer patients implanted between 1992 and 1999 with I-125 or TheraSeed® revealed an overall complication rate of 0% with TheraSeed® versus 13% for I-125. Most important, the grade III-IV complication (bladder, urethra, and rectum) rate for TheraSeed® was 0% versus 6% for I-125. The three-year actuarial probability of remaining free of long-term complications was 100% for TheraSeed® versus 82% for I-125. The study also reported that a review of the literature for 992 patients implanted with I-125 versus 540 patients implanted with TheraSeed® shows a consistently higher complication rate for I-125 versus TheraSeed®.

Management believes that certain characteristics of Pd-103 can lead to continued improved results over I-125, including: (i) a higher dose rate, which can yield advantages in treating aggressive cancers; (ii) a shorter half-life, which shortens the duration of some radiation induced side effects by two-thirds and reduces radiation exposure to medical personnel in treatment follow-up; and (iii) unlike I-125, Pd-103 is non toxic and non-volatile as it decays.

At least three companies have obtained regulatory approval to produce and distribute Pd-103 seeds, which compete directly with TheraSeed®. These companies have announced their intention to produce Pd-103 seeds in commercial quantities in 2000. A number of other companies have also announced their intentions to apply for regulatory approval to produce and distribute Pd-103 seeds. Management believes that Theragenics has competitive advantages over these companies including: (i) its proprietary production processes that have been developed and patented; (ii) its record of reliability and safety in its manufacturing operations; (iii) the time and resources required for competitors’ production capabilities to ramp up to commercial production on a scale comparable to Theragenics’; and (iv) the resources and world-wide marketing capabilities of its marketing partner, Indigo, a Johnson and Johnson company.

One of the companies that has produced Pd-103 consists of certain former employees of Theragenics. Theragenics initiated legal action against this company in 1997 for misappropriation of trade secrets. The Company’s lawsuit against the former employees’ company is on going, and management is currently unable to predict the ultimate outcome of the litigation.

At any point in time, management of Theragenics and/or Indigo may change their respective pricing policies for TheraSeed® in order to take advantage of market opportunities or respond to competitive situations. Responding to market opportunities and competitive situations could have an adverse effect on the prices of TheraSeed®, while failure to do so could adversely affect market share and volumes.

In addition to the competition from the procedures and companies noted above, many companies, both public and private, are researching new and innovative methods of preventing and treating cancer. In addition, many companies, including many large, well-known pharmaceutical, medical device and chemical companies that have significant resources available to them, are engaged in radiological pharmaceutical and device research. These companies are located in the United States, Europe and throughout the world. Significant developments by any of these companies could have a material adverse effect on the demand for Theragenics’ products.

Government Regulation

The Company’s present and future intended activities in the development, manufacture and sale of cancer therapy products are subject to extensive laws, regulations, regulatory approvals and guidelines. Within the United States, the Company’s therapeutic radiological device must comply with the U.S. Federal Food, Drug and Cosmetic Act, which is enforced by the FDA. As a result of receiving its CE Marking during 1998, the Company must also comply with the regulations of the Competent Authorities of the European Union for TheraSeed® sold in the member nations of the European Union.

The Company is also required to adhere to applicable FDA regulations for Good Manufacturing Practices, including extensive record keeping and periodic inspections of manufacturing facilities.

The Company obtained FDA 510(k) clearance in 1986 to market TheraSeed® for, in general, the treatment of localized solid tumors. A new 510(k) clearance would be required for any modifications in the device or its labeling that could significantly affect the safety or effectiveness of the original product.

The Company’s handling of radioactive materials is governed by the State of Georgia in agreement with the Nuclear Regulatory Commission (NRC). The users of TheraSeed® are also required to possess licenses issued either by the states in which they reside or the NRC (depending upon the state involved and the production process used). The Company’s expansion plans require the Company to secure additional permits and licenses from a number of environmental, health and safety regulatory agencies. The Company believes, but cannot assure, that it will be able to acquire the permits and licenses necessary for its planned expansion of its manufacturing capacity in accordance with its timetable. To date, the Company has not experienced delays in licensing any of its facilities or cyclotrons.

The Company is required under its radioactive materials license to maintain radiation control and radiation safety personnel, procedures, equipment and processes, and to monitor its facilities and its employees and contractors. The Company is also required to provide financial assurance that adequate funding will exist for end-of-life radiological decommissioning of its cyclotrons and other radioactive areas of its property that contain radioactive materials. The Company’s decommissioning obligations will increase as its production capacity is expanded.

The Company disposes of low level radioactive waste to licensed commercial radioactive waste treatment or disposal facilities for incineration or land disposal. Management believes the Company is in compliance with all state and federal regulations in this regard. The Company provides training and monitoring of its personnel to facilitate the proper handling of all materials.

Employees

As of December 31, 1999, the Company had 159 full time employees (including full time temporary employees and executive personnel). Of this total, 122 were engaged in the development and production of the Company’s products. The remainder were engaged in marketing and general corporate activities. The Company’s employees are not represented by a union or a collective bargaining agreement, and management considers employee relations to be good.

Item 2. Properties

The Company owns two manufacturing facilities located in Buford, Georgia. One, completed and placed into service during 1998, houses cyclotrons, raw material processing, assembly and shipping operations. The second facility, which is adjacent to the first facility, houses cyclotrons. The Company also owns an administrative facility adjacent to its production facilities in Buford. The administrative facility was placed in service in February 2000.

Upon completion of the expansion projects currently underway, approximately 15 acres will be available for future development adjacent to the Company’s current Buford location. Management intends to use this land for long term expansion of its manufacturing and support operations, if such expansion is required.

The Company leases 21 acres of land in the Oak Ridge, Tennessee area, on which it is constructing a facility to house the equipment, infrastructure and workforce necessary to support operations using technology leased from the U.S. Department of Energy (see Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”). The Company also holds a right of first refusal option on the lease of 21 acres adjacent to its current leased site in the Oak Ridge area.

Item 3. Legal Proceedings

In January 1999, the Company and certain of its officers and directors were named as defendants in certain securities actions, alleging violations of the federal securities laws, including Sections 10(b), 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934, as amended. These actions have been consolidated into a single action pending in the U.S. District Court for the Northern District of Georgia. The complaint, as amended, purports to represent a class of investors who purchased or sold securities during the time period from January 29, 1998 to January 11, 1999. The amended complaint generally alleges that the defendants made certain misrepresentations and omissions in connection with the performance of the Company during the class period and seeks unspecified damages. On May 14, 1999 a stockholder of the Company filed a derivative complaint in the Delaware Court of Chancery purportedly on behalf of the Company, alleging that certain directors breached their fiduciary duties by engaging in the conduct that is alleged in the consolidated federal class action complaint. The derivative action has been stayed by the agreement of the parties. On September 3, 1999, the Company filed a motion to dismiss the consolidated federal class action complaint on the grounds that it fails to state a claim against the Company. There has not yet been a ruling on the Company’s motion. Management believes these charges are without merit and intends to vigorously oppose the litigation, however, given the nature and early stage of the proceedings, the ultimate outcome of the litigation cannot be determined at this time. Accordingly, no provision for any liability that might result from this litigation has been made. The Company maintains insurance for claims of this general nature.

In trade secret litigation filed against International Brachytherapy (“IBt”), Theragenics has claimed ownership of certain cyclotron improvements incorporated into the cyclotrons provided to IBt by the companies’ common cyclotron vendor. IBt is seeking indemnification from the cyclotron vendor against the Company’s claims. The cyclotron vendor has in turn filed for arbitration seeking determination of ownership of the cyclotron improvements and certain other information developed by Theragenics relating to the cyclotron technology. The cyclotron vendor is also seeking indemnification for any amounts paid by the vendor to IBt to defend against the trade secret claims of Theragenics, and attorney fees in the arbitration. The cyclotron vendor is not seeking to prevent the Company from using the cyclotrons or the related improvements or information. The parties are in the process of conducting discovery and the ultimate outcome of this uncertainty cannot be determined at this time. Accordingly, no provision for any liability that might result from this uncertainty has been made.

Item 4. Submission of Matters to a Vote of Security Holders

The Company did not submit any matter to a vote of its security holders during the fourth quarter of calendar 1999.

PART II

Item 5. Market for Registrant’s Common Equity and RelatedStockholder
Matters

The Company’s common stock, $.01 par value, (“Common Stock”) is traded on the New York Stock Exchange (NYSE) under the symbol “TGX”. Trading on the NYSE commenced on August 6, 1998. Prior to that date, the Company’s Common Stock was traded on the Nasdaq National Market. The high and low prices for the Company’s Common Stock as reported on the NYSE and, prior to August 6, 1998, the high and low bid information as reported by NASDAQ, for each quarterly period in 1998 and 1999 are as follows:

                                                                                        High         Low
1999
First Quarter..........................................................................$17.75       $5.00
Second Quarter...........................................................................8.94        6.63
Third Quarter...........................................................................13.69        6.75
Fourth Quarter..........................................................................13.75        7.63

1998
First Quarter...........................................................................35.37       17.81
Second Quarter..........................................................................34.62       22.25
Third Quarter...........................................................................24.75        9.25
Fourth Quarter..........................................................................21.75       10.81

As of March 17, 2000, the closing price of the Company’s Common Stock was $13.125 per share. Also, as of that date, there were approximately 740 holders of record of the Company’s Common Stock. The number of record holders does not reflect the number of beneficial owners of the Company’s Common Stock for whom shares are held by depositary trust companies, brokerage firms and others.

The Company has a Stockholder Rights Plan (the “Rights Plan”), which contains provisions to protect the Company’s stockholders in the event of an unsolicited offer to acquire the Company, including offers that do not treat all stockholders equally, the acquisition in the open market of shares constituting control without offering fair value to all stockholders, and other coercive, unfair or inadequate takeover bids and practices that could impair the ability of the Board of Directors to represent stockholders’ interests fully. Pursuant to the Rights Plan, each share of the Company’s Common Stock contains a share purchase right (a “Right”). The Rights expire in February 2007, and do not become exercisable unless certain events occur, including the acquisition of, or commencement of a tender offer for, 15% or more of the outstanding Common Stock. In the event certain triggering events occur, including the acquisition of 20% or more of the outstanding Common Stock, each Right that is not held by the 20% or more stockholder will entitle its holder to purchase additional shares of Common Stock at a substantial discount to then current market prices. These effects could adversely effect the market price of the Company’s Common Stock. The Rights Plan and the terms of the Rights, which are set forth in a Rights Agreement between the Company and SunTrust Bank, Atlanta, as Rights Agent, could add substantially to the cost of acquiring the Company, and consequently could delay or prevent a change in control of the Company.

Dividend Policy

The Company has never declared or paid a cash dividend on its Common Stock. It is the present policy of the Board of Directors to retain all earnings to support operations and to finance expansion. Consequently, the Board of Directors does not anticipate declaring or paying cash dividends on the Common Stock in the foreseeable future. The Company’s current credit facility restricts the Company’s ability to pay dividends if such dividend payment would cause a default under any of the credit facility’s financial covenants. Decisions on the payment and amount of any dividends on the Common Stock will depend on the Company’s results of operations, capital requirements and financial condition and other relevant factors as determined by the Board of Directors.

Stock Split

On March 16, 1998, the Board of Directors approved a two-for-one Common Stock split, effected in the form of a 100% stock dividend, which was distributed on April 15, 1998 to stockholders of record on March 31, 1998. All references to shares outstanding and per share amounts contained herein have been restated to reflect the stock split.

Item 6. Selected Financial Data

The selected financial data set forth below as of December 31, 1998 and 1999 and for each of the three years in the period ended December 31, 1999 have been derived from the financial statements of the Company included elsewhere herein, which have been audited by Grant Thornton LLP, independent certified public accountants. The selected financial data as of December 31, 1995, 1996 and 1997 and for each of the two years in the period ended December 31, 1996 have been derived from the financial statements of the Company, which have been audited by Grant Thornton LLP but are not included herein. The selected financial data set forth below should be read in conjunction with the financial statements of the Company and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

                                                                                          Year Ended December 31,
                                                                            1995         1996          1997           1998           1999
                                                                                    (Amounts in thousands, except per share data)
Statement of Earnings Data:
Product sales.....................................................         $7,782      $12,257       $24,457         $37,858       $43,618
Licensing fees....................................................             85          100           100             100           100
                                                                            -----       ------        ------          ------        ------
Total revenue.....................................................          7,867       12,357        24,557          37,958        43,718
Cost of product sales.............................................          2,645        3,736         6,141          10,869        13,293
                                                                            -----       ------        ------          ------        ------
Gross profit......................................................          5,222        8,621        18,416          27,089        30,425
Selling, general and administrative...............................          2,396        3,198         4,819           6,000         6,300
Research and development..........................................             18            7            55             448           709
                                                                            -----        -----        ------          ------        ------
Operating profit..................................................          2,808        5,416        13,542          20,641        23,416
Other income......................................................             64           36         1,306           1,262         1,273
                                                                            -----        -----        ------          ------       -------
Net earnings before income taxes..................................          2,872        5,452        14,848          21,903        24,689
Income tax expense................................................          1,100        2,067         5,350           7,880         8,667
Net earnings......................................................         $1,772        3,385         9,498          14,023        16,012
                                                                            =====        =====        ======          ======        ======

                                                                                                   December 31,
                                                                           1995          1996          1997           1998          1999
                                                                                           (Amounts in thousands, except per share data)
Earnings per common share
    Basic.........................................................         $ 0.08       $ 0.15        $ 0.35         $ 0.48         $ 0.54
    Diluted.......................................................         $ 0.07       $ 0.14        $ 0.33         $ 0.46         $ 0.53

  Weighted average common shares
    Basic.........................................................         22,206       23,250        27,526         29,259         29,478
    Diluted.......................................................         23,696       24,582        28,618         30,315         29,960

Balance Sheet Data:
Cash and short-term investments..................................          $3,266       $2,986       $30,162        $19,542        $18,765
Marketable securities                                                          -             -         8,392          6,830         15,137
Property, plant and equipment, net...............................          10,073       17,586        28,986         53,258         64,081
Total assets.....................................................          16,878       23,689        71,200         88,273        108,043
Long-term debt, including current installments...................
                                                                            1,519        3,458             -              -              -
Shareholders' equity.............................................          14,769       19,385        67,033         84,385        101,077
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Theragenics is a medical isotopes and cancer treatment producer. Currently, TheraSeed® is the Company’s principal product and is used primarily in the treatment of early-stage prostate cancer. Physicians, hospitals and other healthcare providers, located primarily in the United States, utilize the TheraSeed® product. In 1998 the Company received regulatory approval for the marketing of TheraSeed® throughout the member countries of the European Union by obtaining CE Marking. Sales of TheraSeed® in Europe were not significant in 1998 or 1999.

Under a Sales and Marketing agreement executed in May 1997 with Indigo Medical, Inc. (“Indigo”), a Johnson & Johnson company, (the “Indigo Agreement”) Indigo obtained the exclusive worldwide right to market and sell TheraSeed® for the treatment of prostate cancer. Under the terms of the Indigo Agreement, Indigo has responsibility for the education and training of urologists, radiation oncologists and other personnel involved in the use of TheraSeed®, as well as all other sales and marketing activities. The Company continues to be responsible for all manufacturing and distribution of TheraSeed®.

Palladium-103 (Pd-103) is the radioactive isotope that supplies the therapeutic radiation of TheraSeed®. Currently, all Pd-103 utilized by the Company is produced by Company-owned cyclotrons and, as of December 31, 1999, eleven cyclotrons were fully operational.

Three additional cyclotrons are scheduled to become operational in 2000, bringing the total number of cyclotrons in operation to fourteen. The Company does not currently have any additional cyclotron purchase commitments. Because a cyclotron does not become operational until approximately 18 months after it is ordered, the accuracy of the Company’s long-term projections related to delivery of cyclotrons and market conditions, such as demand, can significantly affect its results of operations. The delivery of cyclotrons prior to a commensurate increase in demand could adversely impact gross margins, while inadequate capacity could limit the Company’s ability to meet demand and achieve maximum sales growth. Also, due to the highly sophisticated and technical nature of the equipment, the Company has in the past encountered delays and difficulties in the construction, installation and testing of its cyclotrons. Management cannot be certain that such problems will not occur in connection with the construction, installation and testing of the cyclotrons to be installed in 2000.

In April 1999 the Company announced that the U.S. Department of Energy (DOE) had granted Theragenics access to unique DOE technology for use in production of isotopes, including Pd-103 (the “DOE Project”). This technology venture represents part of a DOE initiative to redirect Cold War assets to peacetime use and cushion the economic impact of U.S. Defense Department cutbacks. The Company expects that the use of this technology will significantly increase its capacity and may allow for expanded use of Pd-103 and TheraSeed® beyond treatment of prostate cancer to new medical applications. The Company also believes that the DOE Project may allow it to explore options for applying this technology to other uses, though there are no assurances that this will be achieved. The Company is constructing a facility in Oak Ridge, Tennessee to house the equipment, infrastructure and work force necessary to support the production of isotopes, including Pd-103, using this DOE technology. The Company expects to invest approximately $25-$30 million through 2001 to build this manufacturing and R&D facility.

RESULTS OF OPERATIONS Year Ended December 31, 1999 Compared to year Ended December 31, 1998

Revenues were $43.7 million in 1999 compared to $38.0 million in 1998, an increase of $5.7 million or 15.0%. In light of results below expectations in the first quarter of 1999 that had carried over from the fourth quarter of 1998, Indigo made adjustments to its sales and marketing programs for TheraSeed®. The Company believes these adjustments contributed significantly to the recovery in sales in the second half of 1999. While pleased with this recovery, the Company recognizes that the brachytherapy market has become very dynamic, and sales and marketing adjustments will continue to be needed to anticipate and react to this changing marketplace.

As do all providers of health care products and services, Theragenics, Indigo and Johnson & Johnson closely monitor reimbursement of healthcare costs. The Balanced Budget Act of 1997 represented a reimbursement concern for the entire healthcare industry in that it provided for reductions in Medicare spending and prospective payment reform on healthcare purchasing levels and payment streams. Along with most other health care products and services, brachytherapy seeds faced the potential of reimbursement reductions under Medicare as a result of the 1997 Act and the rules proposed thereunder. Indigo, Johnson & Johnson and Theragenics were all active in efforts to educate Congress about brachytherapy and thereby protect adequate reimbursement for the procedure. In part as a result of these efforts, the Omnibus Consolidated Appropriations Act, adopted in November 1999, provides that brachytherapy seeds continue to be reimbursed based on the individual health care provider’s actual cost of the product. This cost reimbursement will continue for a period of two to three years while the Health Care Financing Administration (HCFA) collects more appropriate cost data. Management expects that it, along with Indigo and Johnson & Johnson, will continue to monitor the progress of HCFA as it relates to this issue.

Licensing fees represent royalty payments with respect to the Company’s licensed TheraSphere® technology. Management does not expect such licensing fees to become material in the foreseeable future.

Gross profit percentage decreased to 69.6% of revenue in 1999 from 71.4% of revenue in 1998. This decrease was attributable to an increase in the manufacturing fixed cost base as depreciation and other fixed expenses associated with additional cyclotrons and new manufacturing facilities were incurred during 1999. As additional cyclotrons come on line, margins generally decline because each machine represents excess capacity for a period while carrying its full component of fixed costs, including depreciation. Currently, eleven cyclotrons are operational. Three additional cyclotrons are expected to be operational during the first half of 2000, bringing the total number of cyclotrons in operation to fourteen. Cost of product sales are expected to continue to increase as a percent of revenue to the extent that additional cyclotrons create capacity more rapidly than the growth in demand for Pd-103 based products.

Selling, general and administrative (SG&A) expenses were $6.3 million in 1999 compared to $6.0 million in 1998, reflecting an increase of $300,000 or 5.0%. This increase was due primarily to increases in compensation and benefits as a result of the increasing scope of the Company’s operations.

Research and development (R&D) expenses were $709,000 in 1999 compared to $448,000 in 1998. The increase in R&D expenses was a result of development efforts to improve the Company’s proprietary production processes and an increased emphasis on the Company’s new R&D initiatives. During the third quarter of 1999, the Company launched a research and development initiative to expand the application of Pd-103 and TheraSeed® to other oncological and non-oncological uses, and explore options for using its expertise and capabilities in other areas. In October 1999, the Company hired a Vice President of Isotope Production and Research, to assist in its research and development initiative. The Vice President of Isotope Production and Research brings extensive scientific experience to the Company. Management plans to significantly increase efforts in research and development as its initiatives to diversify move forward and expects future R&D expenditures to increase significantly. However, R&D spending is dependent on the complex scheduling of research and development activities in progress as well as the pursuit of other appropriate opportunities as they arise. For these reasons, no assurances can be made as to spending amounts and R&D expenses may fluctuate significantly from period to period.

Other income was approximately $1.3 million for both 1999 and 1998, comprised primarily of interest income generated from the Company’s short-term investments and high quality municipal bond investments. These funds have and will continue to be utilized for the Company’s current and future expansion programs, including its R&D initiatives. As funds continue to be used for these programs, management expects other income to decline accordingly.

The Company’s effective income tax rate was 35.1% for 1999, compared to an effective income tax rate of 36.0% for 1998. The reduction in the effective income tax rate was a result of the recognition of $330,000 of investment tax credits in 1999. These tax credits were a result of the Company’s investments in its expansion projects.

Year Ended December 31, 1998, Compared to Year Ended December 31, 1997

Revenues were $38.0 million in 1998 compared to $24.6 million in 1997, an increase of $13.4 million or 54.5%. This increase was attributable to the Company’s ability to increase production and sales volume of TheraSeed® with additional cyclotron and assembly capacity, including the addition of three cyclotrons in 1998. Although 1998 was another year of record revenue for Theragenics, sales for the fourth quarter of 1998 declined as compared to the third quarter of 1998. This was the first full quarter in which the transition of sales responsibility for TheraSeed® to Indigo under the Indigo Agreement was substantially complete, as well as the first quarter in which the Company had more capacity than current demand. During 1998 Indigo focused its marketing efforts on physician training and building physician relationships, rather than efforts directed at patients. The Company believes that the results of Indigo’s 1998 marketing efforts have confirmed Theragenics’ experience that in addition to marketing TheraSeed® to physicians and other health care professionals, substantial attention and resources must be devoted to educating the ultimate consumer regarding the benefits of seeding therapy. In recognition of the potential value added by consumer marketing and in an effort to build sales growth momentum, Indigo advised the Company that it made adjustments to its sales and marketing strategy to increase the focus on marketing efforts directed to patients.

Licensing fees represent royalty payments with respect to the Company’s licensed TheraSphere® technology. Management does not expect such licensing fees to become material in the foreseeable future.

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

The increase in cost of sales as a percentage of revenue over 1997 is also attributable to the fact that during the first half of 1997, prior to the execution of the Indigo Agreement, the Company sold and marketed TheraSeed® with internal resources and accordingly, charged higher unit prices than it has charged to Indigo. Fiscal 1998 reflects a full year of these reduced unit prices, while the Indigo Agreement was in effect for only the last half of 1997. Under the terms of the Indigo Agreement, Indigo bears the selling and marketing expenses directly associated with TheraSeed® for prostate cancer.

Selling, general and administrative (SG&A) expenses were $6.0 million in 1998 compared to $4.8 million in 1997, reflecting an increase of $1.2 million or 25.0%. However, SG&A expenses as a percentage of revenue declined to 15.8% in 1998 from 19.6% in 1997. The increase in SG&A expenses during 1998 was primarily attributable to increases in professional fees and compensation and benefits. Legal and professional fees increased primarily due to fees in connection with the Company’s on-going efforts to protect its trade secrets and other proprietary information, including litigation against parties the Company believes have violated or threaten to violate the Company’s rights. Compensation and benefits increased as the Company continued to add employees and build infrastructure to support its increasing operations.

The increase in SG&A expenses in 1998 over 1997 were partially offset by a reduction in selling expenses as a result of the Indigo Agreement. Under the Indigo Agreement, Indigo bears the cost of the selling and marketing efforts related to TheraSeed® for prostate cancer. The decreases in these selling expenses contributed to the decrease in SG&A expenses as a percentage of revenue in 1998 from the 1997. Additionally, SG&A expenses incurred to support increasing operations did not increase at the same rate as the growth in revenue.

Research and development (R&D) expenses were $448,000 in 1998 compared to $55,000 in 1997. The increase in R&D was a result of development efforts to improve the Company’s proprietary production processes.

Other income was approximately $1.3 million for both 1998 and 1997, comprised primarily of interest income generated from the Company’s short-term investments and high quality municipal bond investments. These investments were made utilizing the proceeds from the Company’s secondary stock offering in April 1997. These funds have and will continue to be utilized for the Company’s current and future expansion programs.

Income tax expense was $7.9 million in 1998 and $5.4 million in 1997. The increase was due to the increase in pretax earnings in 1998 over 1997. The effective income tax rate was 36.0% for 1998 and 1997.

Liquidity and Capital Resources

The Company had cash, short-term investments and marketable securities of $33.9 million at December 31, 1999, compared to $26.4 million at December 31, 1998. Marketable securities consist primarily of high-credit quality municipal obligations, in accordance with the Company’s investment policies. The increase in cash, short-term investments and marketable securities was a result of cash generated by operations, partially offset by capital expenditures. Working capital was $40.8 million at December 31, 1999, compared to $33.0 million at December 31, 1998.

The Company’s principal source of cash in 1999 and 1998 has been cash generated from operations. Cash provided by operations was $21.5 million and $13.6 million in 1999 and 1998, respectively. Cash generated from operations consists of net earnings plus non-cash expenses such as depreciation and deferred income tax expense. In 1998, cash from operations was reduced by approximately $4.2 million due to cash absorbed by an increase in accounts receivable. The 1998 increase in accounts receivable was due to the Company’s 55% increase in revenue over 1997.

The Company’s primary use of cash in 1999 and 1998 related to capital spending to increase manufacturing capacity. Cash used for capital expenditures was $14.1 million and $26.2 million in 1999 and 1998 respectively. These expenditures relate primarily to capital expansion projects including the addition of cyclotrons and new manufacturing and support facilities. In 1999, the Company added four new cyclotrons and supporting facilities, bringing the total number of fully operational cyclotrons to eleven. Three additional cyclotrons and supporting facilities, and the Company’s new headquarters facility, are expected to become operational during 2000. Costs incurred through December 31, 1999 on these projects were approximately $13.6 million and they are expected to cost approximately $1.4 million to complete.

The Company expects to invest approximately $25.0 to $30.0 million through 2001 to construct the facilities and infrastructure required for its DOE Project in Oak Ridge, Tennessee, (see “Overview” above) with approximately $19.0 to $24.0 million expected to be spent in 2000. Construction costs of approximately $2.2 million were incurred on this project as of December 31, 1999.

As part of the DOE Project, the Company has leased land in the Oak Ridge, Tennessee area and equipment previously used by the government to produce isotopes. As a result of the sensitive nature of the equipment, the specialized technology involved and the restrictions on access to unique DOE-operated facilities, the Company has contracted with the DOE’s primary contractor for the Oak Ridge government installation to handle certain technical and operational services that are critical to the project, including moving, reassembling and recommissioning equipment currently in storage, designing and fabricating new parts and modifications to the equipment and DOE facilities; and operating and providing ongoing access to the DOE facilities. The success of the project is dependent on the continued cooperation of the DOE and its primary contractor, which could be adversely affected by future changes in governmental program priorities and funding. If the equipment cannot be moved and recommissioned successfully, if there are problems with the operation or modification of the DOE-operated facilities, or if unforeseen challenges arise, the project may not be successful or the costs or timeliness associated with the project could exceed current estimates.

In addition to using cash to fund ongoing capital expansion projects in 2000, the Company expects to significantly increase its spending for R&D. In March 2000, the Company announced that it had signed an agreement with the Atlanta Cardiovascular Research Institute to begin a two-phase animal study addressing the use of Pd-103 for the prevention of restenosis. Other R&D activities are also occurring (see “Results of Operations, 1999 compared to 1998", above). The Company expects that R&D expense spending may total up to 5% of revenue in 2000, depending on whether appropriate R&D opportunities arise.

Cash provided by financing activities was $286,000 in 1999 and $462,000 in 1998, consisting of cash proceeds from the exercise of stock options and warrants. 1999 also included $100,000 in financing fees paid in connection with the Company’s $40.0 million Unsecured Credit Agreement.

During 1999, the Company executed an Unsecured Credit Agreement with a financial institution. The Unsecured Credit Agreement, which expires in August 2002, provides for borrowings of up to $40.0 million under two lines of credit. Interest on outstanding borrowings is payable monthly at the prime rate or a LIBOR based rate, at the option of the Company. The LIBOR based rate is equal to LIBOR plus a margin ranging from .7% to 1.55%, depending upon certain financial ratios of the Company. Under the Unsecured Credit Agreement, the Company has the option, through August 2001, of converting outstanding borrowings of up to $25.0 million to a term loan which would be repayable over 5 years. An additional uncommitted $10.0 million line of credit is also available under the Unsecured Credit Agreement, subject to the approval of the financial institution. No borrowings were outstanding under the Company’s Unsecured Credit Agreement at December 31, 1999. The Company has no other existing credit facilities.

Management believes that current cash and investment balances, cash from future operations and its available credit facilities, will be sufficient to meet its currently anticipated working capital, capital expenditure and R&D requirements. In the event additional financing becomes necessary, management may choose to raise those funds through other means of financing as appropriate.

Foreign Currency Information

Remaining purchase commitments denominated in Belgian Francs and balance sheet items denominated in foreign currencies at year-end were not significant. Additionally, foreign currency transaction gains or losses were not significant during any of the three years in the period ended December 31, 1999.

Impact of the Year 2000 Issue

The Company has not identified any significant interruptions, delays or problems associated with the Year 2000 (Y2K) Issue. Additionally, the Company has not been notified by any of its critical suppliers, significant customer or any of the healthcare providers that utilize its product that they have experienced a Y2K related disruption that would have a material adverse effect on the Company’s operations. Though no Y2K related disruptions have been experienced to date, the Company intends on monitoring its Y2K status, as well as the potential effect on its operations of the Y2K status of its critical suppliers, significant customer, and healthcare providers that utilize its product, during 2000. During 1999, the Company incurred direct costs of less than $100,000 in addressing the Y2K issue

Forward Looking Statements

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding sales and marketing efforts, possible benefits associated with the Indigo Agreement, future cost of sales, continuing sufficiency of reimbursement, R&D efforts and expenses, SG&A expenses, capacity expansion projects, the Oak Ridge project, possible data processing issues related to the year 2000, the development of new technologies, processes and products, and the sufficiency of the Company’s liquidity and capital resources. From time to time, the Company may also make other forward-looking statements relating to such matters as well as anticipated financial performance, business prospects, technological developments, research and development activities and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with the management of growth, Year 2000 issues, research and development activities, adverse changes in governmental program priorities and budgetary funding by the relevant governmental authorities, potential costs and delays in the startup and refinement of technology and related equipment, potential equipment failure, inability to obtain, construct or install necessary parts or modifications to production equipment or facilities, effectiveness and execution of Indigo’s marketing and sales programs, acceptance and efficacy of Pd-103 for other applications, government regulation of the therapeutic radiological pharmaceutical and device business, the impact of a prospective payment system for Medicare reimbursement of healthcare providers and other changes in third party healthcare reimbursement, and competition from other brachytherapy products and conventional and newly developed methods of treating localized cancer.

Quarterly Results

The following table sets forth certain statement of operations data for each of the Company’s last eight quarters. This unaudited quarterly information has been prepared on the same basis as the annual audited information presented elsewhere in this Form 10-K, reflects all adjustments (consisting only of normal, recurring adjustments) which are, in management’s opinion, necessary for a fair presentation of the information for the periods covered and should be read in conjunction with the financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period. Quarterly data presented may not reconcile to totals or full year results due to rounding.

                              First          Second         Third        Fourth         First       Second      Third       Fourth
                               Qtr             Qtr           Qtr           Qtr           Qtr         Qtr         Qtr         Qtr
                                            (Amounts in thousands, except per share data)

Total revenues                 $8,281          $8,714      $11,129       $9,834        $9,164      $11,121      $11,480     $11,953
Cost of product sales           2,188           2,414        3,184        3,083         3,380        3,187        3,458       3,268
                               ------          ------      -------       ------        ------      -------      -------     -------

Gross profit                    6,093           6,300        7,945        6,751         5,784        7,934        8,022       8,695
Selling,
general and                     1,337           1,307        1,644        1,711         1,407        1,761        1,697       1,435
administrative
Research and development           41              49          262           96           139          140          203         227

Other income                      443             297          260          261           274          346          331         322
(expense)
Net earnings before income      5,158           5,241        6,299        5,205         4,512        6,379        6,453       7,345
taxes
Income tax expense              1,857           1,908        2,267        1,848         1,632        2,322        2,064       2,659
                               ------          ------       ------       ------        ------       ------       ------      ------
Net earnings                   $3,301          $3,333       $4,032       $3,357        $2,880       $4,057       $4,389      $4,686

Earnings per common
share:
  Basic                         $0.11           $0.11        $0.14        $0.11         $0.10        $0.14        $0.15       $0.16
  Diluted                       $0.11           $0.11        $0.13        $0.11         $0.10        $0.14        $0.15       $0.16
Weighted average shares
outstanding:
  Basic:                       29,088           29,191      29,364       29,396        29,427       29,474       29,503      29,510
  Diluted                      30,353           30,479      30,160       30,166        29,872       29,867       30,065      30,077

Inflation

Management does not believe that the relatively moderate levels of inflation which have been experienced in the United States in recent years have had a significant effect on the Company’s net sales or profitability.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Foreign Currency Information.”

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements (Page 43) and following pages. Item 9. Changes in and Disagreements on Accounting and Financial Disclosure

Not Applicable

PART III

Item 10. Directors and Officers of Registrant* Item 11. Executive Compensation* Item 12. Security Ownership of Certain Beneficial Owners and Management* Item 13. Certain Relationships and Related Transactions*

__________ *The information called for by Items 10, 11, 12 and 13 is omitted from this Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company not later than 120 days after December 31, 1999, the close of its fiscal year.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. a) The following documents are filed as part of this Report.

1. Financial Statements

See index to financial statements on page 43

2. Financial Schedules

See the index to financial schedules on page 43

3. Exhibits

                   3.1             -  Certificate of Incorporation as amended through July 29, 1998, (incorporated by reference to Exhibit 3.1 of the Company's report on Form 10-Q for the quarterly period ended June 30, 1998)
                   3.2             -  By-Laws, (incorporated by reference to Exhibit 3.4 of the Company's registration statement on Form S-1, File No. 33-7097, and post-effective amendments thereto)
                   4.1             -  See Exhibits 3.1 - 3.2 for provisions in
                                      the Company's Certificate of Incorporation
                                      and By-Laws defining the rights of holders
                                      of the Company's Common Stock.
                  10.1             -  License Agreement with University of
                                      Missouri, as amended, (incorporated by reference to Exhibit 10.3 of the
                                      Company's registration statement on Form S-1, File No. 33-7097, and post-effective amendments thereto)
                  10.2             -  Reassignment and Release Agreement among the Company, John L.
                                      Russell, Jr., and  Georgia Tech Research Institute, (incorporated by reference to Exhibit 10.8 of the Company's registration statement on Form
                                      S-1, File No. 33-7097, and post-effective amendments thereto)
                  10.3             -  1986 Incentive and Non-Incentive Stock
                                      Option Plan*, (incorporated by reference to Exhibit 10.11 of the Company's registration statement on Form S-1, File No. 33-7097, and post-effective amendments thereto)
                  10.4             -  1990 Incentive and Non-Incentive Stock
                                      Option Plan*, (incorporated by reference to Exhibit 10.10 of the Company's report on Form 10-K for the year ended December 31, 1990)
                  10.5             -  Agreement with Nordion International Inc.,
                                      (incorporated by reference to the Company's report on Form 8-K dated March
                                      23, 1995)
                  10.6(a)          -  Purchase Agreement dated December 27, 1996 between Theragenics Corporation and Ion Beam Applications s.a., (incorporated by reference to Exhibit
                                      10.23(A) of the Company's report on Form 8-K dated January 13, 1997)
                  10.6(b)          -  Purchase Agreement dated December 27, 1996 between Theragenics Corporation and Ion Beam Applications s.a., (incorporated by reference to Exhibit
                                      10.23(B) of the Company's report on Form 8-K dated January 13, 1997)
                  10.6(c)          -  Purchase Agreement dated December 27, 1996 between Theragenics Corporation
                                      and Ion Beam Applications s.a., (incorporated by    reference to Exhibit
                                      10.23(C) of the Company's report on Form 8-K dated January 13, 1997)
                  10.6(d)          -  Purchase Agreement dated December 27, 1996 between Theragenics
                                      Corporation and Ion   Beam Applications s.a., (incorporated by reference to
                                      Exhibit 10.23(D) of the Company's report on Form 8-K dated January 13, 1997)
                  10.7             -  Rights Agreement dated as of February 17, 1997 between the Company and
                                      SunTrust Bank, Atlanta, (incorporated by reference to Exhibit 99.1 of the
                                      Company's registration statement on Form 8-A filed February 27, 1997)
                  10.8             -  Theragenics  Corporation  1995 Stock Option Plan*,  (incorporated by reference to Exhibit 10.1 of the Company's common stock  registration  statement on Form
                                      S-8, file no. 333-15313 )
                  10.9             -  1997 Stock Incentive Plan, (incorporated by reference to appendix B of the
                                      Company's proxy statement for its 1997 Annual Meeting of Stockholders filed on Schedule 14A)*
                  10.10            -  Marketing and Sales Agreement by and between the Company and Indigo
                                      Medical, Inc. dated May 30, 1997 (incorporated by reference to Exhibit 10 of the Company's report on Form 10-Q for the quarterly period ended September
                                      30, 1997)
                  10.11            -  Theragenics Corporation Employee Stock Purchase Plan*, (incorporated by reference to appendix A of the Company's proxy statement for its 1998 Annual
                                      Meeting of Stockholders filed on Schedule 14A)
                  10.12            -  Employment agreement of Bruce W. Smith*, (incorporated by reference to
                                      Exhibit 10.22 of the Company's report on Form 10-K for the year ended
                                      December 31, 1998)
                  10.13            -  Sublease dated March 25, 1999 between Theragenics Corporation and Community
                                      Reuse Organization of East Tennessee, (incorporated by reference to Exhibit
                                      10.1 of the Company's report on Form 10-Q for the quarterly period ended
                                      March 31, 1999)
                  10.14            -  Work for Others Agreement dated March 25, 1999 between Theragenics
                                      Corporation and Lockheed Martin Energy Research Corporation, (incorporated by reference to Exhibit 10.2 of the Company's report on Form 10-Q for the quarterly period ended March 31, 1999)
                  10.15            -  Credit Agreement between Theragenics Corporation and Wachovia Bank, National
                                      Association, (incorporated by reference to Exhibit 10.1 of the Company's report on Form 10-Q for the quarterly period ended September 30, 1999)
                  10.16            -  Theragenics Corporation 2000 Stock Incentive Plan*
                  23.1             -  Consent of Independent Public Accountants
                                      for Incorporation by Reference of Audit
                                      Report into Registration Statements
                  27.1             -  Financial Data Schedule for the years ended December 31, 1999 and 1998 (for
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

Dated: March 24, 2000
Buford, Georgia

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Name                                            Title                                                   Date

/s/ M. Christine Jacobs                         Chief Executive Officer                                 3/24/00
M. Christine Jacobs                             (Principal Executive Officer);
                                                Director, Chairman

/s/ Bruce W. Smith                              Chief Financial Officer,                                3/24/00
Bruce W. Smith                                  Treasurer (Principal
                                                Financial and Accounting
                                                Officer) and Secretary

/s/ Otis W. Brawley                             Director                                                3/24/00
Otis W. Brawley

/s/ Orwin L. Carter                             Director                                                3/24/00
Orwin L. Carter

/s/  Patrick L. Flinn                           Director                                                3/24/00
Patrick L. Flinn

/s/ John V. Herndon                             Director                                                3/24/00
John V. Herndon

/s/ Peter A.A. Saunders                         Director                                                3/24/00
Peter A.A. Saunders
THERAGENICS CORPORATION TABLE OF CONTENTS
                                                                                         Page No.
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENTS  ...............................................................    44

FINANCIAL STATEMENTS

Balance Sheets - December 31, 1998 and 1999.............................................    45

Statements of Earnings for each of the three
years in the period ended December 31, 1999.............................................    47

Statements of Shareholders' Equity for each of the three
years in the period ended December 31, 1999.............................................    48

Statements of Cash Flows for each of the three years

Schedule II - Valuation and Qualifying Accounts for each
of the three years in the period ended December 31, 1999................................    68

Report of Independent Certified Public Accountants

Board of Directors
Theragenics Corporation

We have audited the balance sheets of Theragenics Corporation (a Delaware corporation) as of December 31, 1998 and 1999, and the related statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Theragenics Corporation as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

/s/ Grant Thornton LLP

Atlanta, Georgia
January 14, 2000

Theragenics Corporation

BALANCE SHEETS

December 31,

(Amounts in thousands, except per share data

ASSETS

                                                                                        1998            1999
                                                                                  -------------    -------------

CURRENT ASSETS
   Cash and short-term investments                                               $       19,542   $       18,765
   Marketable securities                                                                  6,830           15,137
   Trade accounts receivable, less allowance of
     $54 in 1998 and $43 in 1999                                                          7,000            7,333
   Inventories                                                                              781            1,172
   Deferred income tax asset                                                                210              432
   Prepaid expenses and other current assets                                                579              963
                                                                                  -------------    -------------
           Total current assets                                                          34,942           43,802

PROPERTY, PLANT AND EQUIPMENT - AT COST
   Buildings and improvements                                                            17,426           20,453
   Office furniture and equipment                                                           334              436
   Machinery and equipment                                                               25,570           37,010
   Leasehold improvements                                                                   154                -
                                                                                  -------------    -------------
                                                                                         43,484           57,899
   Less accumulated depreciation                                                          7.032           10,676
                                                                                  -------------    -------------
                                                                                         36,452           47,223
   Land and improvements                                                                    848              848
   Construction in progress                                                              15,958           16,010
                                                                                  -------------    -------------
                                                                                         53,258           64,081
OTHER ASSETS                                                                                 73              160

                                                                                 $       88,273   $      108,043
                                                                                  =============    =============
The accompanying notes are an integral part of these statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

                                                                                       1998            1999
                                                                                  -------------    -------------
CURRENT LIABILITIES
   Accounts payable
     Trade                                                                        $         628    $         783
     Construction                                                                           359              843
   Accrued salaries, wages and payroll taxes                                                499              333
   Income taxes payable                                                                     165              563
   Other current liabilities                                                                317              466
                                                                                  -------------    -------------

         Total current liabilities                                                        1,968            2,988

DEFERRED INCOME TAXES                                                                     1,920            3,900

OTHER LIABILITIES                                                                             -               78

COMMITMENTS AND CONTINGENCIES                                                                 -                -

SHAREHOLDERS' EQUITY
   Common stock - authorized 100,000 shares
     of $.01 par value; issued and outstanding,
     29,406 in 1998 and 29,514 in 1999                                                      294              295
   Additional paid-in capital                                                            58,921           59,600
   Retained earnings                                                                     25,170           41,182
                                                                                  -------------    -------------
                                                                                         84,385          101,077
                                                                                  -------------    -------------
                                                                                 $       88,273   $      108,043
                                                                                  =============    =============

Theragenics Corporation

STATEMENTS OF EARNINGS

Year ended December 31,

(Amounts in thousands, except per share data)
                                                                     1997                 1998              1999
                                                                -------------       -------------     -------------
Revenue
   Product sales - affiliate                                   $      12,287       $       37,775   $        43,473
   Product sales                                                      12,170                   83               145
   Licensing fees                                                        100                  100               100
                                                                ------------        -------------     -------------
                                                                      24,557               37,958            43,718
                                                                ------------        -------------     -------------
Cost of sales                                                          6,141               10,869            13,293
                                                                ------------        -------------     -------------
     Gross profit                                                     18,416               27,089            30,425

Operating expenses
   Selling, general and administrative                                 4,819                6,000             6,300
   Research and development                                               55                  448               709
                                                                ------------        -------------     -------------
                                                                       4,874                6,448             7,009
                                                                ------------        -------------     -------------
     Earnings from operations                                         13,542               20,641            23,416

Other income (expense)
   Interest income                                                     1,362                1,318             1,316
   Interest and financing costs                                          (21)                 (56)              (93)
   Other                                                                 (35)                   -                50
                                                                ------------        -------------     -------------
                                                                       1,306                1,262             1,273
                                                                ------------        -------------     -------------
         Net earnings before income taxes                             14,848               21,903            24,689

Income tax expense                                                     5,350                7,880             8,677
                                                                ------------        -------------     -------------
         Net earnings                                          $       9,498       $       14,023   $        16,012
                                                                ============        =============     =============
Net earnings per common share
   Basic                                                       $         .35       $          .48   $           .54
                                                                ============        =============     =============
   Diluted                                                     $         .33       $          .46   $           .53
                                                                ============        =============     =============
The accompanying notes are an integral part of these statements.

Theragenics Corporation

STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three years ended December 31, 1999

(Amounts in thousands, except per share data)

                                                                Common Stock
                                                         ---------------------------     Additional
                                                          Number of      Par value        paid-in          Retained
                                                           shares         $.01            capital          earnings         Total
                                                         ---------------------------    ------------     -----------    ------------
Balance, December 31, 1996                                 23,629       $     237        $   17,498       $   1,649      $  19,384

Issuance of common stock in secondary public
  offering, net of offering costs of $2,483                 4,600              46            31,971               -         32,017

Issuance of common stock to Johnson Johnson
  Development Corporation                                     509               5             4,995               -          5,000

Exercise of stock options and warrants,
  net of 2 common shares redeemed                             338               3               640               -            643

Income tax benefit from stock options exercised                 -               -               490               -            490

Net earnings for the year                                       -               -                 -           9,498          9,498

Balance, December 31, 1997                                 29,076             291            55,594          11,147         67,032
                                                         ---------     -----------      ------------     -----------    ------------
Exercise of stock options and warrants,
  net of 8 shares redeemed                                    330               3               459               -            462

Stock-based compensation                                        -               -               164               -            164

Theragenics Corporation

STATEMENTS OF SHAREHOLDERS’ EQUITY - CONTINUED

For the three years ended December 31, 1999

(Amounts in thousands, except per share data)

                                                              Common Stock
                                                         ---------------------------     Additional
                                                          Number of      Par value        paid-in          Retained
                                                           shares         $.01            capital          earnings         Total
                                                         ---------------------------    ------------     -----------    ------------
Income tax benefit from stock options exercised                   -               -            2,704              -            2,704

Net earnings for the year                                         -               -                -          14,023          14,023

Balance, December 31, 1998                                   29,406             294           58,921          25,170          84,385
                                                         -----------     -----------      ------------     -----------    ----------
Exercise of stock options and warrants                           97               1              322               -             323

Common shares issued under employee stock purchase plan          11               -               73               -              73

Stock-based compensation                                          -               -              276               -             276

Income tax benefit from stock options and stock purchase plan     -               -                8               -               8

Net earnings for the year                                         -               -                -          16,012          16,012
                                                         -----------     -----------      ------------     -----------    ----------
Balance, December 31, 1999                                   29,514      $      295     $     59,600     $    41,182   $     101,077
                                                         ===========     ===========      ============     ===========    ==========
The accompanying notes are an integral part of these statements.

Theragenics Corporation

STATEMENTS OF CASH FLOWS

Year ended December 31,

(Amounts in thousands)

                                                                       1997               1998               1999
                                                                -------------       ------------      --------------
Cash flows from operating activities:
   Net earnings                                                 $      9,498        $    14,023       $      16,012
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation and amortization                                   1,467              2,366               3,887
       Deferred income taxes                                           1,850                710               1,468
       Income tax benefit from stock options                             490              2,704                   8
       Stock-based compensation                                            -                164                 276
       Deferred rent                                                       -                  -                  78
       Provision for reserves                                             65                268                 263
       Loss on disposal of equipment                                       -                  -                   4
       Change in assets and liabilities:
         Accounts receivable                                            (732)            (4,193)               (322)
         Inventories                                                    (205)              (615)               (665)
         Prepaid expenses and other current assets                       (27)              (301)               (384)
         Other assets                                                     46                  -                   -
         Accounts payable                                              1,105               (807)                155
         Accrued salaries, wages and payroll taxes                       230               (191)               (166)
         Income taxes payable                                            355               (680)                688
         Other current liabilities                                        80                179                 149
                                                                -------------       ------------      --------------
             Net cash provided by operating activities                14,222             13,627              21,451
                                                                -------------       ------------      --------------
Cash flows from investing activities:
   Purchase and construction of property and equipment               (12,858)           (26,249)            (14,129)
   Purchase of marketable securities                                  (8,392)            (2,610)            (11,985)
   Maturities of marketable securities                                     -              4,150               3,600
                                                                -------------       ------------      --------------
              Net cash used by investing activities                  (21,250)           (24,709)            (22,514)
                                                                -------------       ------------      --------------

Theragenics Corporation

STATEMENTS OF CASH FLOWS - CONTINUED

Year ended December 31,

(Amounts in thousands)

                                                                       1997               1998                1999
                                                                -------------       ------------      --------------
Cash flows from financing activities:
   Repayment of long-term debt                                        (3,458)                 -                   -
   Proceeds from issuance of common stock, net                        37,017                  -                   -
   Proceeds from exercise of stock options,
     warrants and stock purchase plan                                    644                462                 396
   Financing fees                                                          -                  -                (110)
                                                                -------------       ------------      --------------
         Net cash provided by
           financing activities                                       34,203                462                 286
                                                                -------------       ------------      --------------
Net increase (decrease) in cash and
   short-term investments                                             27,175            (10,620)               (777)

Cash and short-term investments
   at beginning of year                                                2,987             30,162              19,542
                                                                -------------       ------------      --------------
Cash and short-term investments
   at end of year                                               $     30,162       $     19,542      $       18,765
                                                                =============       ============      ==============

Supplementary Cash Flow Disclosure

   Interest paid, net of amounts capitalized                    $         29       $         56      $           93

   Income taxes paid                                            $      2,655       $      5,650      $        6,513
The accompanying notes are an integral part of these statements.

Theragenics Corporation

NOTES TO FINANCIAL STATEMENTS

December 31, 1998 and 1999

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Theragenics Corporation (the “Company”) was organized to develop, manufacture and market radiological pharmaceuticals and devices used in the treatment of cancer. Currently, the Company manufactures and sells one product, TheraSeed®, which is an implantable radiation device used primarily in the treatment of prostate cancer. TheraSeed® is a U.S. Food and Drug Administration (FDA) licensed device based on Pd-103, a radioactive isotope. Under a Sales and Marketing Agreement executed in May 1997 with Indigo Medical, Inc. (Indigo), a Johnson & Johnson Company, all TheraSeed® products used in the treatment of prostate cancer are sold to Indigo. Physicians, hospitals and other healthcare providers, located primarily in the United States, utilize the TheraSeed® product. In 1998 the Company received regulatory approval for the marketing of TheraSeed® throughout the member countries of the European Union by obtaining CE Marking. Sales of TheraSeed® in Europe were not significant in 1998 or 1999.

The Company competes in a market characterized by rapid technological innovation, significant research efforts and continual scientific discoveries. This market is also subject to significant regulatory oversight at the federal, state and local levels. The regulatory bodies include, among others, the FDA, the Nuclear Regulatory Commission (NRC),various states’ agencies such as the Departments of Natural and Human Resources, and the Occupational and Health Safety Administration, as well as the European counterparts of these U.S. governmental units. The Company is therefore directly affected by changes in technology and products, as they may apply to cancer treatment, governmental regulations related to its industry and the well being of the healthcare industry.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1.Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles (“GAAP”), management is required to make certain estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.

Theragenics Corporation

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 1998 and 1999

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

2. Revenue Recognition

Revenue from product sales is recognized upon shipment. Licensing fees are recognized in the period to which they relate.

3.Cash and Short-Term Investments

For purposes of reporting cash flows, cash and short-term investments include cash on hand, cash in banks and variable rate demand notes and commercial paper with original maturities of less than 90 days.

4.Marketable Securities

Marketable securities consist primarily of high-credit quality municipality obligations in accordance with the Company’s investment policies. Marketable securities are classified as available for sale and are reported at fair value, based upon quoted market prices at the balance sheet date. The amortized cost of marketable securities approximated their fair value at both December 31, 1998 and 1999. The estimated fair value of marketable securities by contractual maturity at December 31, 1999, is as follows:

         Due in one-year or less                                 $     7,167,000
         Due after one year through five years                         7,970,000

5.Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist primarily of spare parts, components and work in process.

6.Property, Equipment, Depreciation and Amortization

Property and equipment are recorded at historical cost. Depreciation and amortization is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated services lives on a straight-line basis. Depreciation and amortization expense related to property and equipment charged to operations was approximately $1,458,000, $2,336,000 and $3,786,000 for 1997, 1998 and 1999, respectively. Estimated services lives are 30 years for buildings and improvements, and three to ten years for machinery, equipment and furniture.

Theragenics Corporation

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 1998 and 1999

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

6.Property, Equipment, Depreciation and Amortization - Continued

A significant portion of the Company’s depreciable assets are utilized in the production of its product. Management periodically evaluates the realizability of its depreciable assets in light of its current industry environment. Management believes that no impairment of depreciable assets exists at December 31, 1999. It is possible, however, that management’s estimates concerning the realizability of the Company’s depreciable assets could change in the near term due to changes in the technological and regulatory environment.

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

8.Research and Development Costs

Research and development costs are expensed when incurred.

9.Advertising

The Company expenses the cost of advertising as incurred. Advertising expense was not significant for each of the three years in the period ended December 31, 1999.

10. Earnings Per Share and Common Stock

Basic net earnings per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net earnings per common share is based upon the weighted average number of common shares outstanding plus dilutive potential common shares, including options and warrants outstanding during the period.

Theragenics Corporation

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 1998 and 1999

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued 10. Earnings Per Share and Common Stock - Continued

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

12. Fair Value of Financial Instruments

The Company’s financial instruments include cash, cash equivalents and marketable securities. The carrying value of cash and cash equivalents approximates fair value due to the relatively short period to maturity of the instruments. Marketable securities are classified as available for sale and are reported at fair value.

13. Foreign Currency

All balance sheet accounts denominated in foreign currencies are translated into U.S. dollars at the year-end rate of exchange. Such balance sheet accounts were not significant at December 31, 1998 or 1999. Additionally, foreign currency transaction gains or losses were not significant during any of the three years in the period ended December 31, 1999.

Theragenics Corporation

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 1998 and 1999

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

14. Reclassifications

The 1997 and 1998 Statements of Earnings have been conformed to the 1999 presentation, which includes explicit disclosure of gross profit. Management believes that this format provides a more meaningful presentation.

NOTE C - CONSTRUCTION IN PROGRESS AND PURCHASE COMMITMENTS

Approximately $13.6 million of construction in progress consists of payments made for manufacturing equipment and facilities expansion at the Company’s location in the Atlanta, Georgia area. At December 31, 1999, the remaining purchase commitments for this expansion, which is expected to be completed in 2000, totaled approximately $1.4 million. Remaining purchase commitments denominated in foreign currencies were not significant at December 31, 1999.

In April 1999, the Company announced that the U.S. Department of Energy (DOE) granted Theragenics access to unique DOE technology for use in production of isotopes, including Pd-103. This technology venture represents part of a DOE initiative to redirect Cold War assets to peacetime use and cushion the economic impact of U.S. Defense Department cutbacks. This project is expected to enable the Company to significantly increase its production capacity and allow for expanded use of Pd-103 and TheraSeed® beyond treatment of prostate cancer to new medical applications. The Company is constructing a facility in Oak Ridge, Tennessee to house the equipment, infrastructure and work force necessary to support the production of isotopes, including Pd-103, using this DOE technology. The Company expects to invest approximately $25.0 million to $30.0 million through 2001 to build this manufacturing and R&D facility. Construction costs of approximately $2.2 million have been incurred on this project as of December 31, 1999 and are included in construction in progress.

Theragenics Corporation

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 1998 and 1999

NOTE D - INCOME TAXES The income tax provision consisted of the following (in thousands):
                                                                  1997             1998              1999
                                                            -------------     ------------     -------------
       Current:
         Federal                                           $       3,300     $      6,570     $       6,926
         State                                                       200              600               283
                                                            -------------     ------------     -------------
                                                                   3,500            7,170             7,209
                                                            -------------     ------------     -------------
       Deferred:
         Federal                                                   1,750              655             1,334
         State                                                       100               55               134
                                                            -------------     ------------     -------------
                                                                   1,850              710             1,468
                                                            -------------     ------------     -------------
                                                           $       5,350     $      7,880     $       8,677
                                                            =============     ============     =============
The Company's temporary differences result in a deferred income tax liability at December 31, 1998 and 1999, summarized as follows (in thousands):
                                                                                   December 31,
                                                                        -----------------------------------
                                                                               1998                 1999
                                                                        -------------         -------------
       Deferred tax assets:
         Nondeductible accruals and allowances                         $         210         $         292
         Inventories                                                              10                   168
         Stock compensation                                                       60                   161
                                                                        -------------         -------------
           Gross deferred tax assets                                             280                   621
                                                                        -------------         -------------
       Deferred tax liabilities:
         Property and equipment                                               (1,990)               (4,089)
                                                                        -------------         -------------
           Net deferred tax liability                                  $      (1,710)        $      (3,468)
                                                                        =============         =============

The net deferred tax liability is classified in the accompanying balance sheets as follows (in thousands):

       Current deferred tax asset                                      $         210         $         432
       Long-term deferred tax liability                                       (1,920)               (3,900)
                                                                        -------------         -------------
           Net deferred tax liability                                  $      (1,710)        $      (3,468)
                                                                        =============         =============

Theragenics Corporation

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 1998 and 1999

NOTE D - INCOME TAXES - Continued

A reconciliation of the statutory federal income tax rate and the effective tax rate follows:

                                                                   1997           1998            1999
                                                              -----------     -----------     -----------
         Tax at applicable federal rates                         35.0%           35.0%           35.0%
         Effect of surtax exemption                              (0.7)            -               -
         State tax, net of federal income tax                     1.7             1.9             2.0
         State investment credits                                 -               -              (1.3)
         Tax exempt interest                                     (0.3)           (1.1)           (0.8)
         Other                                                    0.3             0.2             0.2
                                                              -----------     -----------     -----------
                                                                 36.0%           36.0%           35.1%
                                                              ===========     ===========     ===========
NOTE E - UNSECURED CREDIT AGREEMENT

In August 1999, the Company executed an Unsecured Credit Agreement with a financial institution. The Unsecured Credit Agreement, which expires in August 2002, provides for borrowings, of up to $40.0 million under two lines of credit. Interest on outstanding borrowings is payable monthly at the prime rate or a LIBOR based rate, at the option of the Company. The LIBOR based rate is equal to LIBOR plus a margin ranging from .7% to 1.55%, depending upon certain financial ratios of the Company. Under the Unsecured Credit Agreement, the Company has the option, through August 2001, of converting outstanding borrowings of up to $25.0 million to a term loan which would be repayable over 5 years. An additional uncommitted $10.0 million line of credit is also available under the Unsecured Credit Agreement, subject to the approval of the financial institution.

Provisions of the Unsecured Credit Agreement limit the incurrence of additional debt and require the maintenance of certain financial ratios, among other things. As of December 31, 1999, the Company was in compliance with the provisions of the Unsecured Credit Agreement and there were no outstanding borrowings.

The Company has a letter of credit outstanding under the Unsecured Credit Agreement for approximately $500,000 relating to regulatory requirements. The letter of credit is subject to terms identical to those of borrowings under the Unsecured Credit Agreement.

The Unsecured Credit Agreement replaced the $15.0 million Amended and Restated Loan and Security Agreement that was previously outstanding.

Theragenics Corporation

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 1998 and 1999

NOTE F - MARKETING AND SALES AGREEMENT AND MAJOR CUSTOMER

In May 1997, the Company executed a Sales and Marketing Agreement (the Agreement) with Indigo Medical, Inc. (Indigo), a subsidiary of Johnson & Johnson Development Corporation (Johnson & Johnson), granting Indigo the exclusive worldwide right to market and sell TheraSeed® for the treatment of prostate cancer for a period of seven years with a provision for successive three-year renewals. In accordance with the Agreement, all TheraSeed® products used for the treatment of prostate cancer are sold to Indigo. The terms of the Agreement require Indigo to purchase minimum quantities of TheraSeed® on an annual basis. The minimum quantities have been exceeded in each of the three years in the period ended December 31, 1999.

As a result of the Indigo Agreement, approximately 50% of sales in 1997, and substantially all sales in 1998 and 1999 were to Indigo. Additionally, substantially all accounts receivable were from Indigo at December 31, 1998 and 1999, respectively.

Concurrent with the execution of the Agreement in 1997, Johnson & Johnson purchased 509,000 shares of the Company’s common stock for $5.0 million in cash.

NOTE G - COMMITMENTS AND CONTINGENCIES

Licensing Agreement

The Company holds a worldwide exclusive license from the University of Missouri for the use of technology, patented by the University, used in the Company’s “Therasphere®” product. The licensing agreement provides for the payment of royalties based on the level of sales and on lump sum payments received pursuant to a licensing agreement with Nordion International, Inc. (see below).

The Company has granted certain of its geographical rights under the licensing agreement with the University of Missouri to Nordion International, Inc., a Canadian company which is a producer, marketer and supplier of radioisotope products and related equipment. Under the Nordion agreement, the Company will receive a licensing fee for each geographic area in which Nordion receives new drug approval. The Company will also be entitled to a percentage of future revenues earned by Nordion as royalties under the agreement. Royalties from this agreement were not significant for each of the three years in the period ended December 31, 1999.

Theragenics Corporation

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 1998 and 1999

NOTE G - COMMITMENTS AND CONTINGENCIES - Continued

Lease Commitments

The Company leases land, space and office equipment under noncancelable leases which expire at various dates through April 2029. Approximate minimum lease payments under the leases are as follows: 2000, $357,000; 2001, $316,000; 2002, $311,000; 2003, $314,000; 2004, $137,000; beyond, $3,322,000.

Rent expense was approximately $179,000, $190,000 and $404,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

Contingencies

In January 1999, the Company and certain of its officers and directors were named as defendants in certain securities actions, alleging violations of the federal securities laws, including Sections 10(b), 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934, as amended. These actions have been consolidated into a single action pending in the U.S. District Court for the Northern District of Georgia. The complaint, as amended, purports to represent a class of investors who purchased or sold securities during the time period from January 29, 1998 to January 11, 1999. The amended complaint generally alleges that the defendants made certain misrepresentations and omissions in connection with the performance of the Company during the class period and seeks unspecified damages. On May 14, 1999 a stockholder of the Company filed a derivative complaint in the Delaware Court of Chancery purportedly on behalf of the Company, alleging that certain directors breached their fiduciary duties by engaging in the conduct that is alleged in the consolidated federal class action complaint. The derivative action has been stayed by the agreement of the parties. On September 3, 1999, the Company filed a motion to dismiss the consolidated federal class action complaint on the grounds that it fails to state a claim against the Company. There has not yet been a ruling on the Company’s motion. Management believes these charges are without merit and intends to vigorously oppose the litigation, however, given the nature and early stage of the proceedings, the ultimate outcome of the litigation cannot be determined at this time. Accordingly, no provision for any liability that might result from this litigation has been made. The Company maintains insurance for claims of this general nature.

Theragenics Corporation

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 1998 and 1999

NOTE G - COMMITMENTS AND CONTINGENCIES - Continued

Contingencies - Continued

In trade secret litigation filed against International Brachytherapy (“IBt”), Theragenics has claimed ownership of certain cyclotron improvements incorporated into the cyclotrons provided to IBt by the companies’ common cyclotron vendor. IBt is seeking indemnification from the cyclotron vendor against the Company’s claims. The cyclotron vendor has in turn filed for arbitration seeking determination of ownership of the cyclotron improvements and certain other information developed by Theragenics relating to the cyclotron technology. The cyclotron vendor is also seeking indemnification for any amounts paid by the vendor to IBt to defend against the trade secret claims of Theragenics, and attorney fees in the arbitration. The cyclotron vendor is not seeking to prevent the Company from using the cyclotrons or the related improvements or information. The parties are in the process of conducting discovery and the ultimate outcome of this uncertainty cannot be determined at this time. Accordingly, no provision for any liability that might result from this uncertainty has been made.

NOTE H - STOCK OPTIONS AND WARRANTS

Stock Options

The Company’s board of directors has approved three stock option plans which in aggregate cover up to 4,000,000 shares of common stock. The plans provide for the expiration of options ten years from the date of grant and requires the exercise price of the options granted to be at least equal to 100% of market value on the date granted. Stock options become exercisable over a two to five-year vesting period.

Stock option transactions for each of the three years in the period ended December 31, 1999, are summarized below (shares in thousands):

                                                   1997                     1998                    1999
                                        -----------------------  -----------------------  ---------------------
                                                      Weighted                Weighted                Weighted
                                                       Average                 Average                 Average
                                                      Exercise                Exercise                Exercise
                                           Shares      Price       Shares      Price         Shares     Price

       Outstanding, beginning of year        1,674    $  3.57        1,888      $ 7.95        1,734     $10.24
       Granted                                 538      17.90          157       20.07          564       8.77
       Exercised                              (300)      1.80         (311)       1.30          (37)      2.64
       Forfeited                               (24)      5.38            -           -            -          -
                                        ----------     ------    ---------      ------    ---------      -----

       Outstanding, end of year              1,888    $  7.95        1,734      $10.24        2,261     $ 9.99
                                        ==========     ======    =========      ======    =========      =====

Theragenics Corporation

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 1998 and 1999

NOTE H - STOCK OPTIONS AND WARRANTS - Continued

Stock Options - Continued

The following table summarizes information about stock options outstanding at December 31, 1999 (shares in thousands):

                                                Options Outstanding                         Options Exercisable
                                                  Weighted
                                                  Average         Weighted                              Weighted
              Range of            Number           Remaining      Average            Number             Average
              Exercise         Outstanding at    Contractual      Exercise         Exercisable at       Exercise
              Price            December 31, 1999  Life (Years)      Price         December 31, 1999      Price
             ----------        -----------------  -----------     ---------      -------------------    ---------
             $1.63 - $3.19                587         5.4            $2.66                542             $2.65
             $7.44 - $11.75             1,027         8.4             8.58                431              8.11
            $16.56 - $26.63               647         8.2            18.88                241             18.86
                                    ----------     ------         ---------             ------            ------
                                        2,261         7.6           $ 9.99              1,214            $ 7.81
                                    ==========     ======         =========             ======            ======

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

The Company uses the intrinsic value method in accounting for stock options issued to employees. In applying this method, no compensation cost has been recognized. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans, the Company’s net earnings and earnings per share would have resulted in the pro forma amounts indicated below (in thousands, except per share data):

Theragenics Corporation

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 1998 and 1999

NOTE H - STOCK OPTIONS AND WARRANTS - Continued

Stock Options - Continued

                                                                   1997                  1998               1999
                                                               ----------            -----------         ----------
     Net earnings                   As reported               $    9,498            $    14,023         $   16,012
                                    Pro forma                      8,629                 11,942             14,122

     Basic net earnings per
       common share                 As reported               $      .35            $       .48         $      .54
                                    Pro forma                        .31                    .41                .47

     Diluted net earnings per
       common share                 As reported               $      .33            $       .46         $      .53
                                    Pro forma                        .31                    .40                .46

The weighted average fair value of the options granted during 1997, 1998 and 1999 was $9.38, $14.76 and $6.37, respectively. The fair values were estimated using the Black Sholes options-pricing model with the following weighted average assumptions:

                                                                   1997                 1998               1999
                                                               ----------           -----------         ----------
     Expected dividend yield                                        0.0%                0.0%               0.0%
     Expected stock price volatility                               68.0%               65.0%              77.3%
     Risk-free interest rate                                        5.9%                5.0%               6.2%
     Expected life of option (years)                                3.7                 5.0                6.3

Stock Options Issued to Non-Employees

During 1998, the Company issued 100,000 stock options to an individual for medical and cancer consulting services. The Company is recording consulting expenses based on the estimated fair value of the options at the grant date over the consulting term of five years. Consulting expenses related to this agreement were approximately $164,000 and $276,000 during 1998 and 1999, respectively.

Theragenics Corporation

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 1998 and 1999

NOTE H - STOCK OPTIONS AND WARRANTS - Continued

Warrants

Warrants exercised totaled 40,000, 20,000 and 60,000 during 1997, 1998 and 1999, respectively, resulting in proceeds to the Company of $150,000, $75,000 and $225,000, respectively. No unexercised warrants were outstanding as of December 31, 1999.

NOTE I - EARNINGS PER SHARE Earnings per common share was computed as follows (in thousands except per share data):
                                                                           Year ended December 31,
                                                             ----------------------------------------------------
                                                                    1997                 1998              1999
                                                              -------------        -------------     ------------
     Numerator for basic and diluted earnings
       per share - income available common
       shareholders                                         $        9,498       $       14,023   $       16,012
                                                              =============        =============     =============
     Denominator for basic earnings per share -
       weighted average shares                                      27,526               29,259           29,478
     Effect of dilutive stock options and warrants                   1,092                1,056              482
                                                              -------------        -------------     ------------
     Denominator for diluted earnings per share -
       adjusted weighted average shares                             28,618               30,315           29,960
                                                             =============        =============     =============
     Basic earnings per share                               $          .35       $          .48   $          .54
                                                             =============        =============     =============
     Diluted earnings per share                             $          .33       $          .46   $          .53
                                                             =============        =============     =============

Theragenics Corporation

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 1998 and 1999

NOTE J - EMPLOYEE BENEFIT PLAN

401(k) Savings Plan

The Company has a 401(k) savings plan providing retirement benefits to all employees at least 21 years of age. Commencing in the fourth quarter of 1998, the Company makes matching contributions of 20%-60% of each participant’s contribution, up to 6% of salary. The percentage of matching contributions are based on net earnings and are made in the form of Company common stock. Matching contributions are charged to operating expenses and totaled approximately $8,000 and $69,000 in 1998 and 1999, respectively.

Employee Stock Purchase Plan

In June 1998, the Company’s stockholders approved the Theragenics Corporation Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible employees the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each quarterly offering period. As of December 31, 1998 and 1999, there were approximately 200,000 and 189,000 shares of common stock reserved for the ESPP, respectively, and 0 and 11,000 shares had been issued under the plan, respectively.

NOTE K - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following summarizes certain quarterly results of operations (in thousands, except per share data):

                                                                       Quarters ended
                                                -----------------------------------------------------------------
                                                 March 31       June 30         September 30        December 31
                                                ----------    ----------       --------------     ---------------
 Year ended December 31, 1999:
   Net revenue                                  $    9,164     $  11,121       $       11,480     $       11,953
   Gross profit                                      5,784         7,934                8,022              8,685
   Net earnings                                      2,880         4,057                4,389              4,686
   Net earnings per common share
     Basic                                      $      .10     $     .14       $          .15     $          .16
     Diluted                                    $      .10     $     .14       $          .15     $          .16                                                                          Quarters ended

Theragenics Corporation

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 1998 and 1999

NOTE K - QUARTERLY FINANCIAL DATA (UNAUDITED) - Continued
                                                                          Quarters ended
                                               ------------------------------------------------------------------
                                                 March 31        June 30         September 30        December 31
                                               -----------    -----------       --------------     --------------

   Year ended December 31, 1998:
   Net revenue                                  $    8,281    $    8,714         $     11,129      $      9,834
   Gross profit                                      6,093         6,299                7,945             6,752
   Net earnings                                      3,301         3,333                4,032             3,357
   Net earnings per common share
     Basic                                      $     .11     $      .11         $        .14      $        .11
     Diluted                                    $     .11     $      .11         $        .13      $        .11

Report of Independent Certified Public Accountants on Schedule

Board of Director
Theragenics Corporation

In connection with our audit of the financial statements of Theragenics Corporation referred to in our report dated January 14, 2000, which is included in the annual report to security holders and incorporated by reference in Part II of this form, we have also audited Schedule II for each of the three years in the period ended December 31, 1999. In our opinion, the schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ Grant Thornton LLPGrant
Thornton LLP

Atlanta, GeorgiaJanuary
14, 2000

Theragenics Corporation

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For each of the three years in the period ended December 31, 1999

(Amounts in thousands)

                Column A                     Column B               Column C                   Column D       Column E
-----------------------------------      --------------   -----------------------------  ----------------  -------------
                                                                 Additions
                                                            (1)            (2)
                                           Balance at      Charged to     Charged to                        Balance at
                                          beginning of     costs and     other accounts     Deductions -      end of
             Description                    Period          expense        describe         describe (a)     period
-----------------------------------      --------------   -----------------------------  ----------------  -------------
Year ended December 31, 1999
   Allowance for doubtful
     accounts receivable                  $        54     $        -     $     -         $      11(a)      $      43
   Allowance for doubtful inventory       $       345     $      274     $     -         $       -         $     619

Year ended December 31, 1998
   Allowance for doubtful
     accounts receivable                  $        65     $        -     $      -        $      11(b)      $      54
   Allowance for doubtful inventory       $        77     $      268     $      -        $       -         $     345

Year ended December 31, 1997
   Allowance for doubtful
     accounts receivable                  $         -     $       65     $      -        $       -         $      65
   Allowance for doubtful inventory       $        77     $        -     $      -        $       -         $      77
(a) - adjustment to reserve (b) - write-off of uncollectible accounts receivable. THERAGENICS CORPORATION INDEX TO EXHIBITS
 Page No.
10.16 -  Theragenics Corporation 2000 Stock
             Incentive Plan                                       70

24.1  -  Consent of Independent Public Accountants                86
         for Incorporation by Reference of Audit
         Report into Registration Statements