Form 10-Q
period 2000-03-31
THERAGENICS CORP
filed 2000-05-15
CIK 795551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X _ NO ___

As of May 8, 2000 the number of shares of $.01 par value common stock outstanding was 29,527,782.

THERAGENICS CORPORATION

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION:

     ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)                                                    Page No.
                                                                                                  --------

              Balance Sheets - December 31, 1999 and March 31, 2000 . . . . . . . . . . . . .         3

              Statements of Earnings for the three months ended
                 March 31, 1999 and 2000 . . . . . . . . . . . . . . . . . . . . . . . . . .          5

              Statements of Cash Flows for the three months ended
                 March 31, 1999 and 2000 . . . . . . . . . . . . . . . . . . . . . . . . . .          6

              Statement of Changes in Stockholders' Equity for the three
                 months ended March 31, 2000 . . . . . . . . . . . . . . . . . . . . . . . .          7

              Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .           8

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . .         10

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13

 PART II.  OTHER INFORMATION

THERAGENICS CORPORATION

BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except per share data)

ASSETS

                                                                       December 31,            March 31,
                                                                          1999                    2000
                                                                    -----------------          --------------

CURRENT ASSETS

  Cash and short-term investments                               $           18,765         $       14,831
  Marketable Securities                                                     15,137                 19,976
  Trade Accounts Receivable                                                  7,333                 11,133
  Inventories                                                                1,172                  1,316
  Deferred income tax asset                                                    432                    360
  Prepaid expenses and other current assets                                    963                  1,035
                                                                    -----------------          --------------

      TOTAL CURRENT ASSETS                                                  43,802                 48,651

PROPERTY AND EQUIPMENT
  Buildings and improvements                                                20,453                 25,422
  Machinery and equipment                                                   37,010                 37,199
  Office furniture and equipment                                               436                    518
                                                                    -----------------          --------------

                                                                            57,899                 63,139
  Less accumulated depreciation and
   amortization                                                            (10,676)               (11,858)
                                                                    -----------------          --------------

                                                                            47,223                 51,281

  Land                                                                         848                    832
  Construction in progress                                                  16,010                 12,554
                                                                    -----------------          --------------

      TOTAL PROPERTY AND EQUIPMENT                                          64,081                 64,667

OTHER ASSETS                                                                   160                    144
                                                                    -----------------          --------------

          TOTAL ASSETS                                          $          108,043         $      113,462
                                                                    =================          ==============
The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION

BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except per share data)

LIABILITIES & STOCKHOLDERS' EQUITY
                                                                       December 31,             March 31,
                                                                          1999                     2000
                                                                   --------------------      -----------------

CURRENT LIABILITIES
 Accounts Payable

    Trade                                                                         $783                 $1,160
    Construction                                                                   843                     --
 Accrued salaries, wages and payroll taxes                                         333                    481
 Income taxes payable                                                              563                  1,925
 Other current liabilities                                                         466                    401
                                                                   --------------------      -----------------

      TOTAL CURRENT LIABILITIES                                                  2,988                  3,967

LONG-TERM LIABILITIES
 Deferred income taxes                                                           3,900                  4,235
 Other liabilities                                                                  78                     77
                                                                   --------------------      -----------------

      TOTAL LONG-TERM LIABILITIES                                                3,978                  4,312

CONTINGENCIES                                                                        -                      -

STOCKHOLDERS' EQUITY
 Common stock, $.01 par value, 100,000
  shares authorized; 29,514 and 29,525
  issued and outstanding                                                           295                    295
 Additional paid-in capital                                                     59,600                 59,712
 Retained earnings                                                              41,182                 45,176
                                                                   --------------------      -----------------

      TOTAL STOCKHOLDERS' EQUITY                                               101,077                105,183

          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                                                $108,043               $113,462
                                                                   ====================      =================
The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION

STATEMENTS OF EARNINGS

(UNAUDITED)

(Amounts in thousands, except per share data)

                                                                         Ended March 31,
                                                          ------------------------------------------

                                                                1999                     2000
                                                          ------------------       -----------------

REVENUE

  Product sales - affiliates                          $               9,106      $           11,230
  Product sales - non affiliates                                         33                      24
  Licensing Fees                                                         25                      25
                                                          ------------------       -----------------

                                                                      9,164                  11,279

COST OF SALES                                                         3,380                   3,302
                                                          ------------------       -----------------

           GROSS PROFIT                                               5,784                   7,977

OPERATING EXPENSES
  Selling, general and administrative                                 1,407                   1,821
  Research and development                                              139                     348
                                                          ------------------       -----------------
                                                                      1,546                   2,169
                                                          ------------------       -----------------

           EARNINGS FROM OPERATIONS                                   4,238                   5,808

OTHER INCOME (EXPENSE)
  Interest income                                                       277                     455
  Interest and financing costs                                           (6)                   (37)
  Other                                                                   3                     (4)
                                                          ------------------       -----------------
                                                                        274                     414
                                                          ------------------       -----------------

           EARNINGS BEFORE INCOME TAXES                               4,512                   6,222

  Income tax expense                                                  1,632                   2,228
                                                          ------------------       -----------------

          NET EARNINGS                                $               2,880      $            3,994
                                                          ==================       =================

NET EARNINGS PER COMMON SHARE

  Basic                                               $                0.10      $             0.14
  Diluted                                             $                0.10      $             0.13

WEIGHTED AVERAGE SHARES

  Basic                                                              29,427                  29,521
  Diluted                                                            29,872                  30,267
The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands, except per share data)

                                                                                            Three Months
                                                                                           Ended March 31,

                                                                             ---------------------------------------
                                                                                   1999                   2000
                                                                             -----------------       ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Earnings                                                            $             2,880      $          3,994
  Adjustments to reconcile net earnings to
   net cash provided by operating activities
    Deferred income taxes                                                                 143                   407
    Depreciation and amortization                                                         846                 1,193
    Provision for reserves                                                                  -                  (272)
    Stock based compensation                                                                                     47
                                                                                           69

    Income tax benefit from options                                                                              21
    Deferred rent                                                                           -                    (1)
  Changes in assets and liabilities:
   Accounts Receivable                                                                  2,893                (3,793)
   Inventories                                                                             (9)                  121
   Prepaid expenses and other current assets                                               (9)                  (72)
   Other assets                                                                             2                     4
   Trade accounts payable                                                                 150                   377
   Accrued salaries, wages and payroll taxes                                               36                   148
   Income taxes payable                                                                 1,471                 1,362
   Other current liabilities                                                              (16)                  (65)
                                                                             ------------------       --------------

       Net cash provided by operating activities                                        8,456                 3,471

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases and construction of property and equipment                                 (1,825)               (2,626)
  Purchases and maturities of marketable securities                                    (2,681)               (4,839)
  Other                                                                                     -                    16
                                                                             -----------------       ---------------

      Net cash used by investing activities                                            (4,506)               (7,449)

CASH FLOWS FROM FINANCING ACTIVITIES
 Exercise of stock options and stock purchase plan                                         97                    44
                                                                             -----------------       ---------------

      Net Cash provided by financing activities                                            97                    44

NET INCREASE (DECREASE) IN CASH AND
  SHORT-TERM INVESTMENTS                                                                4,047                (3,934)

CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD                                                                  19,542                18,765
                                                                             -----------------       ---------------

CASH AND SHORT-TERM INVESTMENTS AT
   END OF PERIOD                                                           $           23,589      $         14,831
                                                                             =================       ===============
The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2000

(UNAUDITED)

(Amounts in thousands, except per share data)

                                                                        Common Stock                Additional
                                                                  Number of         Par value         paid-in               Retained
                                                                   shares            $0.01            capital               earnings            Total
                                                               ----------------  --------------- ------------------   ------------------  ------------------

  BALANCE, December 31, 1999                                          29,514             $295          $59,600              $41,182              $101,077

   Exercise of stock options                                               8                -               22                                         22

   Employee stock purchase plan                                            3                -               22                                         22

   Stock-based compensation                                                                                 47                                         47

   Tax effect from options                                                                                  21                                         21

   Net earnings for the period                                                                                                3,994                 3,994
                                                                 --------------  ----------------  -----------------  -----------------   ------------------

   BALANCE, March 31, 2000                                            29,525             $295          $59,712              $45,176              $105,183
                                                                 ==============  ================  =================  ===================  =================
The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2000

(Unaudited)

NOTE A - BASIS OF PRESENTATION

The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations, cash flows and changes in stockholders’ equity for the periods presented. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the financial statements and disclosures are adequate to make the information not misleading. It is suggested that these financial statements and notes be read in conjunction with the audited financial statements and notes for the year ended December 31, 1999, included in the Form 10-K filed by the Company.

NOTE B - CONSTRUCTION IN PROGRESS AND PURCHASE COMMITMENTS

Approximately $7.9 million of construction in progress consists of payments made for manufacturing equipment and facilities expansion at the Company’s location in the Atlanta, Georgia area. At March 31, 2000, the remaining purchase commitments for this expansion were not significant.

The U.S. Department of Energy (DOE) has granted Theragenics access to unique DOE technology for use in production of isotopes, including Pd-103 (the “DOE Project”). This technology venture represents part of a DOE initiative to redirect Cold War assets to peacetime use and cushion the economic impact of U.S. Defense Department cutbacks. This project is expected to enable the Company to significantly increase its production capacity and allow for expanded use of Pd-103 and TheraSeed® beyond treatment of prostate cancer to new medical applications. The Company is constructing a facility in Oak Ridge, Tennessee to house the equipment, infrastructure and work force necessary to support the production of isotopes, including Pd-103, using this DOE technology. The Company expects to invest approximately $25.0 million to $30.0 million through 2001 to build this manufacturing and R&D facility. Construction costs of approximately $4.1 million have been incurred on this project as of March 31, 2000, and are included in construction in progress.

NOTE C - CONTINGENCIES

In January 1999, the Company and certain of its officers and directors were named as defendants in certain securities actions, alleging violations of the federal securities laws, including Sections 10(b), 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934, as amended. These actions have been consolidated into a single action pending in the U.S. District Court for the Northern District of Georgia. The complaint, as amended, purports to represent a class of investors who purchased or sold securities during the time period from January 29, 1998 to January 11, 1999. The amended complaint generally alleges that the defendants made certain misrepresentations and omissions in connection with the performance of the Company during the class period and seeks unspecified damages. On May 14, 1999 a stockholder of the Company

THERAGENICS CORRPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2000

(Unaudited)

NOTE C – CONTINGENCIES - CONTINUED

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

Item 2. Management's' Discussion and Analysis of Financial Condition and

Results of Operations

Results of Operations

Revenues for the first quarter of 2000 were $11.3 million, compared to $9.2 million for the first quarter of 1999, an increase of $2.1 million, or 22.8%. The increase in revenues was attributable to a rebound in the sales of TheraSeed(R)that was supported by sales and marketing programs generated by the Company's marketing partner, Indigo Medical, Inc., a Johnson & Johnson company. Management and Indigo recognize the dynamic nature of the brachytherapy market and the need to make sales and marketing adjustments to anticipate and react to this changing marketplace. As part of this process of adjustment, Indigo has advised the Company that it is continuing to fine-tune its sales and marketing programs in search for the optimal balance between patient awareness programs and physician relationships.

Gross profit as a percentage of revenue increased to 70.7% for the first quarter of 2000, from 63.1% for the first quarter of 1999. Accounting for this improvement in gross profit margin was the increase in revenue discussed above, plus a $78,000 decline in cost of sales in the first quarter of 2000 as compared to the first quarter of 1999. Although eleven cyclotrons were operational during the first quarter of 2000, compared to eight cyclotrons in the first quarter of 1999, improved efficiencies and automation in the Company's proprietary production processes, and the utilization of certain manufacturing materials and resources in research and development activities offset the increase in cyclotron-related costs.

Consistent with Theragenics' goal to have ample capacity for future TheraSeed(R)demand as well as to support Pd-103 research and development activities, three additional cyclotrons are expected to be operational during 2000, bringing the total number of cyclotrons in operation to fourteen. As additional cyclotrons come on line, margins generally decline because each machine represents excess capacity for a period while carrying its full component of fixed costs, including depreciation. While the Company expects to continue its efforts to improve the efficiencies in its proprietary production processes, cost savings from additional improvements, if any, may not offset the cost increases associated with additional cyclotrons. Accordingly, gross margins are expected to decline to the extent that additional cyclotrons create capacity more rapidly than the growth in demand for Pd-103 based products.

Selling, general and administrative ("SG&A") expenses were $1.8 million during the first quarter of 2000 compared to $1.4 million during the first quarter of 1999, an increase of $400,000 or 28.6%. The increase was primarily due to an increase in compensation and benefits, and start up-costs related to the Company's construction project in Oak Ridge, Tennessee. Printing and distribution costs for the Company's proxy statement and annual report were also incurred in the first quarter of 2000. The comparable printing and distribution costs for the prior year were incurred in the second quarter of 1999.

Research and development (R&D) expenses were $348,000 in the first quarter of 2000, compared to $139,000 in the first quarter of 1999. The increase in R&D expenses was a result of activities related to the Company's R&D initiatives and development efforts to improve the Company's proprietary production processes. During the third quarter of 1999, the Company launched research and development initiatives to expand the application of Pd-103 and TheraSeed(R)to other oncological and non-oncological uses, and explore options for using its expertise and capabilities in other areas. Management plans to continue to increase efforts in research and development as its initiatives to diversify move forward and expects future R&D expenditures to increase significantly. However, R&D spending is dependent on the complex scheduling of research and development activities in progress as well as the pursuit of other appropriate opportunities as they arise. For these reasons, no assurances can be made as to spending amounts and R&D expenses may fluctuate significantly from period to period.

In March 2000, the Company announced that it had signed an agreement with the Atlanta Cardiovascular Research Institute (ACRI) to begin a two-phase animal study addressing the use of Pd-103 for the prevention of restenosis (the "ACRI Agreement"). Restenosis is the reclosing of arteries that often occurs after coronary angioplasties. It is estimated that nearly half of the 350,000 coronary angioplasties done in the United States each year fail or restenosis within the first few months of the operation. In the first phase of the study, which began in April 2000, the Company is delivering catheter-based Pd-103 devices to ACRI for determination of whether the devices can inhibit restenosis-like changes in pig coronary arteries after balloon angioplasty and stent implantation, and to assess the long-term consequences of this treatment model. The second phase of the study will have similar objectives, except that the Company will be delivering stent-based Pd-103 devices to ACRI for use in the studies.

Other income was $414,000 in the first quarter of 2000 compared to $274,000 during the same period in 1999. The increase was attributable to additional funds being available for investment during the 2000 period. Funds available for investment have and will continue to be utilized for the Company's current and future expansion programs and research and development activities. As funds continue to be used for these programs and activities, management expects other income to decline accordingly.

The Company's effective income tax rate was approximately 35.8% and 36.2% for the first quarter of 2000 and 1999, respectively.

Liquidity and Capital Resources

The Company had cash, short-term investments and marketable securities of $34.8 million at March 31, 2000, compared to $33.9 million at December 31, 1999. Marketable securities consist primarily of high-credit quality municipal obligations, in accordance with the Company's investment policies. The increase in cash, short-term investments and marketable securities was a result of cash generated by operations, partially offset by capital expenditures. Working capital was $44.7 million at March 31, 2000, compared to $40.8 million at December 31, 1999.

The Company's principal source of cash in the first quarter of 2000 was cash generated from operations. Cash provided by operations was $3.5 million in the first quarter of 2000. Cash generated from operations consists of net earnings plus non-cash expenses such as depreciation and deferred income tax expense.

The Company's primary use of cash in the first quarter of 2000 related to capital spending to increase manufacturing capacity. Cash used for capital expenditures was $2.6 million during the first quarter of 2000. These expenditures related primarily to the addition of cyclotrons and supporting facilities, the Company's new headquarters facility and the Company's DOE Project (see below). The Company's headquarters facility became operational during the first quarter of 2000.

As of March 31, 2000, eleven cyclotrons were fully operational. Three additional cyclotrons and supporting facilities are expected to become operational during 2000. Cyclotron and supporting facility related costs included in construction in progress totaled approximately $7.9 million at March 31, 2000. Remaining costs to complete the cyclotrons and supporting facilities are not expected to be significant.

The U.S. Department of Energy (DOE) has granted Theragenics access to unique DOE technology for use in production of isotopes, including Pd-103 (the "DOE Project"). This technology venture represents part of a DOE initiative to redirect Cold War assets to peacetime use and cushion the economic impact of U.S. Defense Department cutbacks. The Company expects that the use of this technology will significantly increase its capacity and allow for expanded use of Pd-103 and TheraSeed(R)beyond treatment of prostate cancer to new medical applications. The Company also believes that the DOE Project may allow it to explore options for applying this technology to other uses, though there are no assurances that this will be achieved. The Company is constructing a facility in Oak Ridge, Tennessee to house the equipment, infrastructure and work force necessary to support the production of isotopes, including Pd-103, using this DOE technology. Construction costs of approximately $4.1 million have been incurred on the DOE Project through March 31, 2000. The Company expects to invest an additional $21.0 - $26.0 million through 2001 to complete this manufacturing and R&D facility.

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

In addition to using cash to fund ongoing capital expansion projects in 2000, the Company expects to significantly increase its spending for R&D. The ACRI Agreement commenced in April 2000, and other R&D activities are also occurring (see "Results of Operations", above). The Company expects that R&D expense spending may total up to 5% of revenue in 2000, depending on whether appropriate R&D opportunities arise.

Cash provided by financing activities was $44,000 in the first quarter of 2000, consisting of cash proceeds from the exercise of stock options and the Company's Employee Stock Purchase Plan.

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

Forward Looking and Cautionary Statements

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding, sales and marketing efforts, future cost of sales, R&D efforts and expenses, SG&A expenses, expansion plans, the DOE Project, the development of new technologies, processes and products, adverse changes in governmental program priorities and budgetary funding by the relevant governmental authorities, potential costs and delays in the startup and refinement of technology and related equipment, potential equipment failure, inability to obtain, construct or install necessary parts or modifications to production equipment or facilities,and the sufficiency of the Company's liquidity and capital resources. From time to time, the Company may also make other forward-looking statements relating to such matters as well as anticipated financial performance, business prospects, technological developments, research and development activities and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with the management of growth, research and development activities, effectiveness and execution of Indigo's marketing and sales programs, acceptance and efficacy of Pd-103 for other applications, government regulation of the therapeutic radiological pharmaceutical and device business, dependence on health care professionals, and competition from other brachytherapy products and conventional and newly developed methods of treating localized cancer.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See Note C to the Company’s financial statements included in Item 1 of this report, which is incorporated by reference hereby.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibit 10.1 - Employment Agreement of M. Christine Jacobs

(b) Exhibit 27 - Financial Data Schedule

(c) Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT:

THERAGENICS CORPORATION

By: /s/ M. Christine Jacobs

M. Christine Jacobs

Chief Executive Officer

/s/ Bruce W. Smith

Bruce W. Smith

Treasurer and Chief Financial Officer

Dated: May 15, 2000