Form 10-Q
period 2000-06-30
THERAGENICS CORP
filed 2000-08-10
CIK 795551

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of August 8, 2000 the number of shares of $.01 par value common stock outstanding was 29,532,093.

                             THERAGENICS CORPORATION

                                TABLE OF CONTENTS

                                                                                              Page No.
                                                                                              --------
PART I. FINANCIAL INFORMATION:

      ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)


          Balance Sheets - December 31, 1999 and June 30, 2000 ..............................     3

          Statements of Earnings for the three and six months ended
             June 30, 1999 and 2000 .........................................................     5

          Statements of Cash Flows for the six months ended
             June 30, 1999 and 2000 .........................................................     6

          Statement of Changes in Stockholders' Equity for the six
             months ended June 30, 2000 .....................................................     7

          Notes to Financial Statements .....................................................     8

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS ...........................................    11

      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK ...................................................................    15

PART II. OTHER INFORMATION

      ITEM 1. LEGAL PROCEEDINGS .............................................................    15

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS .........................    15

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ..............................................    16


SIGNATURES ..................................................................................    17

                             THERAGENICS CORPORATION
                                 BALANCE SHEETS
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

ASSETS

                                                       December 31,      June 30,
                                                           1999            2000
                                                       ------------     ----------

CURRENT ASSETS
 Cash and short-term investments                        $   18,765      $   18,363
 Marketable Securities                                      15,137          22,355
 Trade Accounts Receivable                                   7,333           5,395
 Minimum payment receivable                                     --           5,444
 Inventories                                                 1,172           1,280
 Deferred income tax asset                                     432             395
 Prepaid expenses and other current assets                     963             918
                                                        ----------      ----------
      TOTAL CURRENT ASSETS                                  43,802          54,150

PROPERTY AND EQUIPMENT
 Buildings and improvements                                 20,453          26,125
 Machinery and equipment                                    37,010          42,518
 Office furniture and equipment                                436             553
                                                        ----------      ----------

                                                            57,899          69,196
Less accumulated depreciation and
  amortization                                             (10,676)        (13,150)
                                                        ----------      ----------

                                                            47,223          56,046

Land                                                           848             832
Construction in progress                                    16,010          10,678
                                                        ----------      ----------

      TOTAL PROPERTY AND EQUIPMENT                          64,081          67,556

OTHER ASSETS                                                   160             146
                                                        ----------      ----------

          TOTAL ASSETS                                  $  108,043      $  121,852
                                                        ==========      ==========

                             THERAGENICS CORPORATION
                                 BALANCE SHEETS
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

LIABILITIES & STOCKHOLDERS' EQUITY

                                                      December 31,    June 30,
                                                          1999          2000
                                                      ------------    --------

CURRENT LIABILITIES
 Accounts Payable
    Trade                                               $    783      $  1,055
    Construction                                             843            --
 Accrued salaries, wages and payroll taxes                   333           542
 Income taxes payable                                        563           202
 Deferred minimum payment                                     --         5,444
 Other current liabilities                                   466           563
                                                        --------      --------

      TOTAL CURRENT LIABILITIES                            2,988         7,806

LONG TERM LIABILITIES

 Deferred income taxes                                     3,900         4,618
 Other                                                        78            76
                                                        --------      --------

      TOTAL LONG-TERM LIABILITIES                          3,978         4,694

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 100,000
  shares authorized; 29,514 and 29,528
  issued and outstanding                                     295           295
Additional paid-in capital                                59,600        59,781
Retained earnings                                         41,182        49,276
                                                        --------      --------

      TOTAL STOCKHOLDERS' EQUITY                         101,077       109,352
                                                        --------      --------

          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                          $108,043      $121,852
                                                        ========      ========

The accompanying notes are an integral part of these statements.

                             THERAGENICS CORPORATION
                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                                     JUNE 30,                   JUNE 30,
                                              ----------------------      ---------------------
                                                1999          2000          1999         2000
                                              --------      --------      -------      --------

REVENUE
 Product sales - affiliate                    $ 11,066      $ 11,465      $ 20,172      $ 22,695
 Product sales - non affiliates                     30            34            63            58
 Licensing Fees                                     25            25            50            50
                                              --------      --------      --------      --------

          Total revenue                         11,121        11,524        20,285        22,803

COST OF SALES                                    3,187         3,475         6,567         6,777
                                              --------      --------      --------      --------

          GROSS PROFIT                           7,934         8,049        13,718        16,026

OPERATING EXPENSES
 Selling, general & administrative               1,761         1,642         3,168         3,464
 Research & development                            140           571           279           919
                                              --------      --------      --------      --------
                                                 1,901         2,213         3,447         4,383
                                              --------      --------      --------      --------

EARNINGS FROM OPERATIONS                         6,033         5,836        10,271        11,643

OTHER INCOME (EXPENSE)
 Interest income                                   365           443           642           898
 Interest and financing costs                      (19)          (37)          (25)          (74)
 Other                                              --            13             3            10
                                              --------      --------      --------      --------
                                                   346           419           620           834
                                              --------      --------      --------      --------

EARNINGS BEFORE INCOME TAXES                     6,379         6,255        10,891        12,477

 Income tax expense                              2,322         2,155         3,954         4,383
                                              --------      --------      --------      --------

NET EARNINGS                                  $  4,057      $  4,100      $  6,937      $  8,094
                                              ========      ========      ========      ========

NET EARNINGS PER COMMON
SHARE
  Basic                                       $   0.14      $   0.14      $   0.24      $   0.27
  Diluted                                     $   0.14      $   0.14      $   0.23      $   0.27

WEIGHTED AVERAGE SHARES

  Basic                                         29,474        29,527        29,450        29,524
  Diluted                                       29,867        30,021        29,866        30,157

The accompanying notes are an integral part of these statements.

                             THERAGENICS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  Six Months
                                                                                Ended June 30,
                                                                            ----------------------
                                                                              1999          2000
                                                                            --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Earnings                                                              $  6,937      $  8,094
  Adjustments to reconcile net earnings to
  net cash provided by operating activities
    Deferred income taxes                                                        590           755
    Depreciation & amortization                                                1,770         2,497
    Provision for reserves                                                        --          (181)
    Stock-based compensation                                                     138            94
    Income tax benefit from options                                               --            23
    Deferred rent                                                                 22            (2)
Changes in assets and liabilities:
   Accounts Receivable                                                         1,461         1,962
   Inventories                                                                   (81)           49
   Prepaid expenses and other current assets                                     (65)           45
   Other assets                                                                    5            (9)
   Trade accounts payable                                                        (14)          272
   Accrued salaries, wages and payroll taxes                                      (5)          209
   Income taxes payable                                                          900          (361)
   Other current liabilities                                                     123            97
                                                                            --------      --------

       Net cash provided by operating activities                              11,781        13,544

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases and construction of property and equipment                        (6,404)       (6,792)
  Purchases and maturities of marketable securities                           (7,519)       (7,218)
                                                                            --------      --------

      Net cash used by investing activities                                  (13,923)      (14,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options and stock purchase plan                340            64
                                                                            --------      --------

      Net Cash provided by financing activities                                  340            64

NET DECREASE IN CASH AND
  SHORT-TERM INVESTMENTS                                                      (1,802)         (402)

CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD                                                         19,542        18,765
                                                                            --------      --------

CASH AND SHORT-TERM INVESTMENTS AT
  END OF PERIOD                                                             $ 17,740      $ 18,363
                                                                            ========      ========

The accompanying notes are an integral part of these statements.

                             THERAGENICS CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                        Common Stock
                                   ----------------------    Additional
                                   Number of    Par value     paid-in       Retained
                                     shares       $0.01       Capital       earnings       Total
                                   ---------    ---------    ----------     --------      --------

BALANCE, December 31, 1999            29,514      $  295      $ 59,600      $ 41,182      $101,077

Exercise of stock options                  8          --            23            --            23

Employee stock purchase plan               6          --            41            --            41

Stock-based compensation                  --          --            94            --            94

Tax effect from options                   --          --            23            --            23

Net earnings for the period               --          --            --         8,094         8,094
                                      ------      ------      --------      --------      --------

BALANCE, June 30, 2000                29,528      $  295      $ 59,781      $ 49,276      $109,352
                                      ======      ======      ========      ========      ========

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2000
(UNAUDITED)

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

NOTE B - CONSTRUCTION IN PROGRESS AND PURCHASE COMMITMENTS

The U.S. Department of Energy (DOE) has granted Theragenics access to unique DOE technology for use in production of isotopes, including Pd-103 (the "DOE Project"). This technology venture represents part of a DOE initiative to redirect Cold War assets to peacetime use and cushion the economic impact of U.S. Defense Department cutbacks. This project is expected to enable the Company to significantly increase its production capacity and allow for the possibility of expanded use of Pd-103 beyond treatment of prostate cancer to new medical applications. The Company is constructing a facility in Oak Ridge, Tennessee to house the equipment, infrastructure and work force necessary to support the production of isotopes, including Pd-103, using this DOE technology. The Company expects to invest approximately $25.0 million to $30.0 million through 2001 to build this manufacturing and R&D facility. Construction costs of approximately $7.5 million have been incurred on this project as of June 30, 2000, and are included in construction in progress.

Construction in progress also includes payments made for manufacturing equipment and facilities expansion at the Company's location in the Atlanta, Georgia area. At June 30, 2000, the remaining purchase commitments for this expansion were not significant.

NOTE C - LITIGATION

In January 1999, the Company and certain of its officers and directors were named as defendants in certain securities actions, alleging violations of the federal securities laws, including Sections 10(b), 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934, as amended. These actions have been consolidated into a single action pending in the U.S. District Court for the Northern District of Georgia. The complaint, as amended, purports to represent a class of investors who purchased or sold securities during the time period from January 29, 1998 to January 11, 1999. The amended complaint generally alleges that the defendants made certain

THERAGENICS CORPORATION
NOTES TO FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2000
(UNAUDITED)

NOTE C - LITIGATION - CONTINUED

misrepresentations and omissions in connection with the performance of the Company during the class period and seeks unspecified damages. On May 14, 1999 a stockholder of the Company filed a derivative complaint in the Delaware Court of Chancery purportedly on behalf of the Company, alleging that certain directors breached their fiduciary duties by engaging in the conduct that is alleged in the consolidated federal class action complaint. The derivative action has been stayed by the agreement of the parties. On September 3, 1999, the Company filed a motion to dismiss the consolidated federal class action complaint on the grounds that it failed to state a claim against the defendants. On July 19, 2000, the Court granted the Company's motion to dismiss, and granted the plaintiffs leave to amend their complaint within 30 days. Management believes these charges are without merit and intends to vigorously oppose the litigation; however, given the nature and stage of the proceedings, the ultimate outcome of the litigation cannot be determined at this time. Accordingly, no provision for any liability that might result from this litigation has been made. The Company maintains insurance for claims of this general nature.

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

NOTE D - SALES AND MARKETING AGREEMENT

During the first half of 2000, Indigo Medical, Inc. (Indigo) did not meet the contractual minimum purchase requirements under the terms of the Sales and Marketing Agreement between the Company and Indigo (the "Agreement"). As provided by the Agreement, the Company has invoiced Indigo for payments totaling $5.4 million relating to the shortfall in the minimum purchase requirements. Based on this demand for payment, Indigo has the option to exit the Agreement and avoid liability for future purchase minimums. If Indigo exits the Agreement, Indigo would have the option to continue selling TheraSeed(R) on a non-exclusive basis for one additional year. The Company would be allowed to sell TheraSeed(R) immediately to end customers at market pricing for its own account, and to provide TheraSeed(R) to third party resellers.

THERAGENICS CORPORATION
NOTES TO FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2000
(UNAUDITED)

NOTE D - SALES AND MARKETING AGREEMENT - CONTINUED

If Indigo does not elect to exit the Agreement within a specified time period following the date of the invoice, Indigo would be obligated to purchase minimums for the quarter ending September 30, 2000. In the event Indigo remains in the Agreement under the existing terms for the remainder of 2000, sales plus purchase commitments under the Agreement would exceed $12.8 million per quarter. Year to date computations of purchase minimums override quarterly calculations; therefore, if purchase minimum requirements were exceeded for the remainder of 2000, Indigo would be entitled to a refund for the excess purchase minimum payment. Accordingly, the $5.4 million minimum payment invoice relating to the first half of 2000 has been recorded as a deferred minimum payment. If Indigo meets but does not exceed purchase minimum requirements for the remainder of 2000 or exits the Agreement within the allowed period, the $5.4 million will be recorded as other income. If Indigo remains in the Agreement but does not meet purchase minimums for the remainder of the year additional payments will be due and recognized as other income.

ITEM 2. MANAGEMENT'S' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Revenues for the quarter and six months ended June 30, 2000 increased $403,000 or 3.6%, and $2.5 million, or 12.4%, respectively, over the comparable 1999 periods.

         Gross profit as a percentage of revenue decreased to 69.8% for the second quarter of 2000, from 71.3% for the second quarter of 1999. This decline in gross profit margin was primarily a result of the increase in depreciation expense for the additional cyclotrons that were ordered almost two years ago to meet sales forecasts made at that time by Indigo Medical, Inc. The non-cash depreciation charge for the quarter increased to $1.3 million from $893,000 for the second quarter of 1999, reflecting the increase to 13 cyclotrons in operation during the second quarter of 2000 from eight cyclotrons in the second quarter of 1999. The increase in depreciation was partially offset by improved efficiencies and automation in the Company's proprietary production processes, and the utilization of certain manufacturing materials and resources in research and development activities.

         For the first half of 2000, gross profit as a percentage of revenue increased to 70.3% from 67.7% for the first half of 1999. The increase in depreciation expense during the first half of 2000 was offset by the increase in revenue over the first half of 1999. The gross profit margin in 2000 was also aided by the improved efficiencies and automation in the Company's proprietary production processes, and the utilization of certain manufacturing materials and resources in research and development activities.

         Consistent with Theragenics' goal to have ample capacity for future TheraSeed(R) demand as well as to support Pd-103 research and development activities, three cyclotrons have been placed into service during the first half of 2000 and one additional cyclotron is expected to be operational this year, bringing the total number of cyclotrons in operation to fourteen. As additional cyclotrons come on line, margins generally decline because each machine represents excess capacity for a period while carrying its full component of fixed costs, including depreciation. While the Company expects to continue its efforts to improve the efficiencies in its proprietary production processes, cost savings from additional improvements, if any, may not offset the cost increases associated with additional cyclotrons. Accordingly, gross margins are expected to decline to the extent that additional cyclotrons create capacity more rapidly than the growth in demand for Pd-103 based products.

         Selling, general and administrative ("SG&A") expenses for the second quarter of 2000 decreased by $119,000, or 6.8% from the second quarter of 1999. The decrease in the quarter over quarter period was primarily due to a decline in legal and professional fees, partially offset by an increase in compensation and benefits, and start up-costs related to the Company's construction project in Oak Ridge, Tennessee. Additionally, because of the earlier date for the 2000 Annual Meeting of Shareholders, printing and distribution costs for the Company's proxy statement and annual report occurred a quarter earlier in 2000 than in 1999, resulting in a year-over-year reduction in these expenses for the second quarter of 2000.

         SG&A expenses for the six months ended June 30, 2000 increased by $296,000, or 9.3%, over the comparable 1999 period. This increase was primarily due to an increase in compensation and benefits, and start-up costs related to the Company's construction project in Oak Ridge, Tennessee, partially offset by a reduction in legal and professional fees.

         Research and development (R&D) expenses increased to $571,000 in the second quarter of 2000 from $140,000 in the second quarter of 1999. R&D expenses also increased during the first half of the year, to $919,000 in 2000 from $279,000 in 1999. The increase in R&D expenses was a result of the Company's R&D initiatives, including activities associated with its agreement with the Atlanta Cardiovascular Research Institute (see below), and development efforts to improve the Company's proprietary production processes. The Company's research and development initiatives, launched in the third quarter of 1999, are intended to expand the application of Pd-103 to other oncological and non-oncological uses, and explore options for using the Company's expertise and capabilities in other areas. Management plans to continue to increase efforts in research and development as its initiatives to diversify move forward and expects future R&D expenditures to remain at or even significantly above recently experienced levels. However, R&D spending is dependent on the complex scheduling of research and development activities in progress as well as the pursuit of other appropriate opportunities as they arise. For these reasons, no assurances can be made as to spending amounts and R&D expenses may fluctuate significantly from period to period.

         As part of its R&D initiatives, the Company has an agreement with the Atlanta Cardiovascular Research Institute (ACRI) to conduct a two-phase animal study addressing the use of Pd-103 for the prevention of restenosis (the "ACRI Agreement"). Restenosis is the reclosing of arteries that often occurs after coronary angioplasties. The American Heart Association estimates that one-third of the nearly 1 million angioplasties done in the United States each year fail or restenosis within the first six months of the operation. In the first phase of the study, which began in April 2000, the Company is delivering catheter-based Pd-103 devices to ACRI for determination of whether the devices can inhibit restenosis-like changes in pig coronary arteries after balloon angioplasty and stent implantation, and to assess the long-term consequences of this treatment model. The second phase of the study will have similar objectives, except that the Company will be delivering stent-based Pd-103 devices to ACRI for use in the studies. The Company expects preliminary data from the first phase of the study to be completed in the third quarter of 2000 and longer-term data to be available in early 2001.

         Other income for the second quarter of 2000 increased to $419,000 from $346,000 for the second quarter of 1999, and to $834,000 for the first half of 2000 from $620,000 for the first half of 1999. These increases were attributable to additional funds being available for investment during the 2000 periods as a result of cash generated from operations. Funds available for investment have and will continue to be utilized for the Company's current and future expansion programs and research and development activities. As funds are generated from operations, and continue to be used for these programs and activities, management expects other income to fluctuate accordingly.

         The Company's effective income tax rate was approximately 35% for the quarter and six months ended June 30, 2000, compared to 36% for the 1999 periods. This reduction is a result of the recognition of tax credits generated by the Company's investments in its expansion projects and research activities during 2000.

SALES AND MARKETING AGREEMENT WITH INDIGO MEDICAL, INC.

         During the first half of 2000, Indigo Medical, Inc. (Indigo), a Johnson & Johnson company, did not meet the contractual minimum purchase requirements under the terms of the Sales and Marketing Agreement between the Company and Indigo (the "Agreement"). As provided by the Agreement, the Company has invoiced Indigo for payments totaling $5.4 million relating to the shortfall in the minimum purchase requirements. Based on this demand for payment, Indigo has the option to exit the Agreement and avoid the liability for future purchase minimums. If Indigo exits the Agreement, Indigo would have the option to continue selling TheraSeed(R) on a non-exclusive basis for one additional year. The Company would be allowed to sell TheraSeed(R) immediately to end customers at market pricing for its own account, and to provide TheraSeed(R) to third party resellers. Theragenics anticipates no interruption in service or product delivery if Indigo exits the Agreement, although a transition in sales and marketing activities could adversely affect near term results.

         If Indigo does not elect to exit the Agreement within a specified time period following the date of the invoice, Indigo would be obligated to purchase minimums for the quarter ending September 30, 2000. In the event Indigo remains in the Agreement under the existing terms for the remainder of 2000, sales plus purchase commitments under the Agreement would exceed $12.8 million per quarter. Year to date computations of purchase minimums override quarterly calculations; therefore, if purchase minimum requirements were exceeded for the remainder of 2000, Indigo would be entitled to a refund for the excess purchase minimum payment. Accordingly, the $5.4 million minimum payment invoice relating to the first half of 2000 has been recorded as a deferred minimum payment. If Indigo meets but does not exceed purchase minimum requirements for the remainder of 2000 or exits the Agreement within the allowed period, the $5.4 million will be recorded as other income, resulting in an increase in net earnings of approximately $3.5 million, or $0.11 per share, for the year. If Indigo remains in the Agreement but does not meet purchase minimums for the remainder of the year additional payments will be due and recognized as other income.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash, short-term investments and marketable securities of $40.7 million at June 30, 2000, compared to $33.9 million at December 31, 1999. Marketable securities consist primarily of high-credit quality municipal obligations, in accordance with the Company's investment policies. The increase in cash, short-term investments and marketable securities was a result of cash generated by operations, partially offset by capital expenditures. Working capital was $46.3 million at June 30, 2000, compared to $40.8 million at December 31, 1999. The Company also has an Unsecured Credit Agreement with a financial institution that provides for maximum borrowings of $40.0 million under two lines of credit, and an additional uncommitted $10.0 million line of credit. No borrowings were outstanding under the Unsecured Credit Agreement as of June 30, 2000.

         The $13.5 million in cash generated from operations was the Company's principal source of cash during the first half of 2000. Cash generated from operations consists of net earnings plus non-cash expenses such as depreciation, amortization and deferred income tax expense. Depreciation and amortization for the first half of 2000 was $2.5 million, compared to $1.8 million for the first half of 1999.

         The Company's primary use of cash in the first half of 2000 related to capital spending to increase manufacturing capacity and totaled $6.8 million during the period. These expenditures related primarily to the addition of cyclotrons and supporting facilities, the Company's new headquarters facility and the Company's DOE Project (see below).

         As of June 30, 2000, thirteen cyclotrons were fully operational. One additional cyclotron and supporting facilities are expected to become operational during the second half of 2000. Remaining costs to complete the cyclotron and supporting facilities are not expected to be significant.

         The U.S. Department of Energy (DOE) has granted Theragenics access to unique DOE technology for use in production of isotopes, including Pd-103 (the "DOE Project"). This technology venture represents part of a DOE initiative to redirect Cold War assets to peacetime use and cushion the economic impact of U.S. Defense Department cutbacks. The Company expects that the use of this technology will significantly increase its capacity and allow for the possibility of expanded use of Pd-103 beyond treatment of prostate cancer to new medical applications. The Company also believes that the DOE Project may allow it to explore options for applying this technology to other uses, though there are no assurances that this will be achieved. The Company is constructing a facility in Oak Ridge, Tennessee to house the equipment, infrastructure and work force necessary to support the production of isotopes, including Pd-103, using this DOE technology. Construction costs of approximately $7.5 million have been incurred on the DOE Project through June 30, 2000. The Company expects to invest an additional $17.5 million - $22.5 million through 2001 to complete this manufacturing and R&D facility.

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

         In addition to using cash to fund ongoing capital expansion projects in 2000, the Company expects to continue its R&D activities. The ACRI Agreement commenced in April 2000, and other R&D activities are also occurring (see "Results of Operations", above). The Company expects that R&D expense spending may total up to 5% of revenue in 2000, depending on whether appropriate R&D opportunities arise.

         Cash provided by financing activities was $64,000 in the first half of 2000, consisting of cash proceeds from the exercise of stock options and the Company's Employee Stock Purchase Plan.

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

FORWARD LOOKING AND CAUTIONARY STATEMENTS

         This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding sales and marketing efforts, the future status of the Indigo Sales and Marketing Agreement, potential impacts of a transition out of the Indigo Agreement, potential impacts of Indigo remaining in the Agreement, future cost of sales, R&D efforts and expenses, SG&A expenses, expansion plans, the DOE Project, the development of new technologies, processes and products, adverse changes in governmental program priorities and budgetary funding by the relevant governmental authorities, potential costs and delays in the startup and refinement of technology and related equipment, potential equipment failure, inability to obtain, construct or install necessary parts or modifications to production equipment or facilities, and the sufficiency of the Company's liquidity and capital resources. From time to time, the Company may also make other forward-looking statements relating to such matters as well as anticipated financial performance, business prospects, technological developments, research and development activities and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with the management of growth, research and development activities, effectiveness and execution of marketing and sales programs, acceptance and efficacy of Pd-103 for other applications, government regulation of the therapeutic radiological pharmaceutical and device business, dependence on health care professionals, introduction and/or availability of competitive products by others, third party reimbursement, physician training and Indigo's and Johnson & Johnson's decisions regarding the continuation of the Agreement with the Company as well as possible negotiations concerning these matters.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

See Note C to the Company's financial statements included in Item 1 of this report, which is incorporated by reference hereby.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        (a) The annual meeting of shareholders was held on May 19, 2000.

        (b) Otis W. Brawley, M.D. was reelected to the board of directors and will serve for a three-year term. Dr. Brawley received 25,387,994 votes for his election with 637,081 withholding authority.

        (c) The Theragenics Corporation 2000 Stock Incentive Plan was approved by a vote of 22,656,323 shares for, 3,239,496 shares against and 129,256 shares abstaining.

        (d) The appointment of Grant Thornton LLP as independent accountants for the Company for the fiscal year ending December 31, 2000 was approved by a vote of 25,646,081 shares for, 312,479 shares against and 66,515 shares abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) The following exhibit is filed as a part of this report;

                  Exhibit 27 Financial Data Schedule (for SEC use only)

        (b) No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 REGISTRANT:

                                 THERAGENICS CORPORATION


                                 By:/s/ M. Christine Jacobs
                                    --------------------------------
                                    M. Christine Jacobs
                                    Chief Executive Officer


                                    /s/ Bruce W. Smith
                                    --------------------------------------------
                                    Bruce W. Smith
                                    Treasurer and Chief Financial Officer
Dated: August 8, 2000