Form 10-Q
period 2000-09-30
THERAGENICS CORP
filed 2000-11-07
CIK 795551

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of November 7, 2000 the number of shares of $.01 par value common stock outstanding was 29,535,820.

                             THERAGENICS CORPORATION

                                TABLE OF CONTENTS

                                                                                                                 Page No.
                                                                                                                 --------
PART I.  FINANCIAL INFORMATION:

      ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

          Balance Sheets - December 31, 1999 and September 30, 2000.......................................           3

          Statements of Earnings for the three and nine months ended
             September 30, 1999 and 2000..................................................................           5

          Statements of Cash Flows for the nine months ended
             September 30, 1999 and 2000..................................................................           6

          Statement of Changes in Stockholders' Equity for the nine
             months ended September 30, 2000..............................................................           7

          Notes to Financial Statements...................................................................           8

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS...................................................          11

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                    MARKET RISK...........................................................................          16

PART II.  OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS........................................................................          16

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.........................................................          16

SIGNATURES................................................................................................          17

                             THERAGENICS CORPORATION
                                 BALANCE SHEETS
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

ASSETS

                                                                          December 31,        September 30,
                                                                              1999                2000
                                                                          ------------        ------------
CURRENT ASSETS
 Cash and short-term investments                                           $   18,765           $   23,321
 Marketable Securities                                                         15,137               19,991
 Trade Accounts Receivable                                                      7,333                6,431
 Inventories                                                                    1,172                1,246
 Deferred income tax asset                                                        432                  414
 Prepaid expenses and other current assets                                        963                  904
                                                                           ----------           ----------
      TOTAL CURRENT ASSETS                                                     43,802               52,307


PROPERTY AND EQUIPMENT
 Buildings and improvements                                                    20,453               26,156
 Machinery and equipment                                                       37,010               45,309
 Office furniture and equipment                                                   436                  603
                                                                           ----------           ----------

                                                                               57,899               72,068
Less accumulated depreciation and
  amortization                                                                (10,676)             (14,533)
                                                                           ----------           ----------

                                                                               47,223               57,535

Land                                                                              848                  832
Construction in progress                                                       16,010               14,423
                                                                           ----------           ----------

      TOTAL PROPERTY AND EQUIPMENT                                             64,081               72,790

OTHER ASSETS                                                                      160                  212
                                                                           ----------           ----------

          TOTAL ASSETS                                                     $  108,043           $  125,309
                                                                           ==========           ==========

                             THERAGENICS CORPORATION
                                 BALANCE SHEETS
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

LIABILITIES & STOCKHOLDERS'  EQUITY

                                                                          December 31,        September 30,
                                                                              1999                2000
                                                                          ------------        ------------
CURRENT LIABILITIES
 Accounts Payable
    Trade                                                                  $      783          $      911
    Construction                                                                  843                  --
 Accrued salaries, wages and payroll taxes                                        333                 794
 Income taxes payable                                                             563               1,613
 Other current liabilities                                                        466                 680
                                                                           ----------          ----------

      TOTAL CURRENT LIABILITIES                                                 2,988               3,998

LONG TERM LIABILITIES

 Deferred income taxes                                                          3,900               4,998
 Other                                                                             78                  75
                                                                           ----------          ----------

      TOTAL LONG-TERM LIABILITIES                                               3,978               5,073


STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 100,000
  shares authorized; 29,514 and 29,532
  issued and outstanding                                                          295                 295
Additional paid-in capital                                                     59,600              59,857
Retained earnings                                                              41,182              56,086
                                                                           ----------          ----------

      TOTAL STOCKHOLDERS' EQUITY                                              101,077             116,238
                                                                           ----------          ----------

          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                                             $  108,043          $  125,309
                                                                           ==========          ==========

The accompanying notes are an integral part of these statements.

                             THERAGENICS CORPORATION
                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                SEPTEMBER 30,                          SEPTEMBER 30,
                                                       -----------------------------           -----------------------------
                                                         1999                2000                 1999                2000
                                                       ---------           ---------           ---------           ---------
REVENUE
 Product sales - affiliate                             $  11,419           $  10,487           $  31,591           $  33,182
 Product sales - non affiliates                               36                  24                  99                  82
 Licensing Fees                                               25                  25                  75                  75
                                                       ---------           ---------           ---------           ---------

          Total revenue                                   11,480              10,536              31,765              33,339

COST OF SALES                                              3,458               3,579              10,025              10,356
                                                       ---------           ---------           ---------           ---------

          GROSS PROFIT                                     8,022               6,957              21,740              22,983
OPERATING EXPENSES
 Selling, general & administrative                         1,697               1,678               4,865               5,142
 Research & development                                      203                 596                 482               1,515
                                                       ---------           ---------           ---------           ---------
                                                           1,900               2,274               5,347               6,657
                                                       ---------           ---------           ---------           ---------

EARNINGS FROM OPERATIONS                                   6,122               4,683              16,393              16,326
OTHER INCOME (EXPENSE)
 Minimum income                                               --               5,444                  --               5,444
 Interest income                                             321                 505                 963               1,403
 Interest and financing costs                                (19)                (35)                (44)               (109)
 Other                                                        29                 (10)                 32                  --
                                                       ---------           ---------           ---------           ---------
                                                             331               5,904                 951               6,738
                                                       ---------           ---------           ---------           ---------

EARNINGS BEFORE INCOME TAXES                               6,453              10,587              17,344              23,064

 Income tax expense                                        2,064               3,777               6,018               8,160
                                                       ---------           ---------           ---------           ---------

NET EARNINGS                                           $   4,389           $   6,810           $  11,326           $  14,904
                                                       ---------           ---------           ---------           ---------

NET EARNINGS PER COMMON SHARE
  Basic                                                $    0.15           $    0.23           $    0.38           $    0.50
  Diluted                                              $    0.15           $    0.23           $    0.38           $    0.50

WEIGHTED AVERAGE SHARES
  Basic                                                   29,503              29,531              29,468              29,527
  Diluted                                                 30,065              29,903              29,923              30,064

The accompanying notes are an integral part of these statements.

                             THERAGENICS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    Nine Months
                                                                                 Ended September 30,
                                                                           -------------------------------
                                                                              1999                 2000
                                                                           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Earnings                                                             $   11,326           $   14,904
  Adjustments to reconcile net earnings to
  net cash provided by operating activities
    Deferred income taxes                                                       1,022                1,116
    Depreciation & amortization                                                 2,773                3,891
    Provision for reserves                                                         --                 (114)
    Stock-based compensation                                                      207                  142
    Income tax benefit from options                                                --                   26
    Deferred rent                                                                  56                   (3)
  Changes in assets and liabilities:
   Accounts Receivable                                                            521                  924
   Inventories                                                                   (240)                  18
   Prepaid expenses and other current assets                                     (111)                  59
   Other assets                                                                    --                  (86)
   Trade accounts payable                                                         (85)                 128
   Accrued salaries, wages and payroll taxes                                      259                  461
   Income taxes payable                                                           483                1,050
   Other current liabilities                                                      287                  214
                                                                           ----------           ----------

       Net cash provided by operating activities                               16,498               22,730

CASH FLOW FROM INVESTING ACTIVITIES
  Purchases and construction of property and equipment                         (8,643)             (13,409)
  Purchases and maturities of marketable securities                            (7,180)              (4,854)
  Loan fees paid                                                                 (105)                  --
                                                                           ----------           ----------

      Net cash used by investing activities                                   (15,928)             (18,263)

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options and stock plan                          360                   89
                                                                           ----------           ----------

      Net cash provided by financing activities                                   360                   89

NET INCREASE IN CASH AND
  SHORT-TERM INVESTMENTS                                                          930                4,556

CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD                                                          19,542               18,765
                                                                           ----------           ----------

CASH AND SHORT-TERM INVESTMENTS AT
  END OF PERIOD                                                            $   20,472           $   23,321
                                                                           ==========           ==========

The accompanying notes are an integral part of these statements.

                             THERAGENICS CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  Common Stock
                                           -------------------------      Additional
                                           Number of       Par value         paid-in       Retained
                                            shares           $0.01          Capital        earnings         Total
                                           ---------       ---------      ----------       ---------       --------
BALANCE, December 31, 1999                   29,514        $    295        $ 59,600        $ 41,182        $101,077

Exercise of stock options                         9              --              25              --              25

Employee stock purchase plan                      9              --              64              --              64

Stock-based compensation                         --              --             142              --             142

Tax effect from options                          --              --              26              --              26

Net earnings for the period                      --              --              --          14,904          14,904
                                           --------        --------        --------        --------        --------

BALANCE, September 30, 2000                  29,532        $    295        $ 59,857        $ 56,086        $116,238
                                           ========        ========        ========        ========        ========

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(UNAUDITED)

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

NOTE B - CONSTRUCTION IN PROGRESS AND PURCHASE COMMITMENTS

The U.S. Department of Energy (DOE) has granted Theragenics access to unique DOE technology for use in production of isotopes, including Pd-103 (the "DOE Project"). This technology venture represents part of a DOE initiative to redirect Cold War assets to peacetime use and cushion the economic impact of U.S. Defense Department cutbacks. This project is expected to enable the Company to significantly increase its production capacity and allow for expanded use of Pd-103 and TheraSeed(R) beyond treatment of prostate cancer to new medical applications. The Company is constructing a facility in Oak Ridge, Tennessee to house the equipment, infrastructure and work force necessary to support the production of isotopes, including Pd-103, using this DOE technology. The Company expects to invest approximately $25 million to $30 million through 2001 to build this manufacturing and R&D facility. Construction costs of approximately $13.9 million have been incurred on this project as of September 30, 2000, and are included in construction in progress.

During the third quarter of 2000, fourteen cyclotrons were operational. The Company has no current plans to add additional cyclotrons.

NOTE C - SALES AND MARKETING AGREEMENTS

During the first half of 2000, Indigo Medical, Inc. (Indigo) did not meet the contractual minimum purchase requirements under the terms of the Sales and Marketing Agreement between the Company and Indigo (the "Agreement"). As provided by the Agreement, the Company invoiced Indigo for payments totaling $5.4 million relating to the shortfall in the minimum purchase requirements. As a result of this demand for payment, Indigo had the option to exit the Agreement and, in August 2000, exercised this option. Under the termination provisions of the Agreement, Indigo retains non-exclusive sales and marketing rights to TheraSeed(R) for prostate cancer until August 10, 2001, during which time Indigo is no longer required to meet minimum sales targets. Indigo is also prohibited from selling a competing radioactive device for the treatment of prostate cancer through August 10, 2002.

THERAGENICS CORPORATION
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2000
(UNAUDITED)


NOTE C - SALES AND MARKETING AGREEMENTS - CONTINUED

If Indigo had not exercised its option to exit the Agreement, the shortfall in the minimum purchase requirements for the first half of 2000 would have been subject to adjustment, based on Indigo's sales of TheraSeed(R) during the second half of 2000. Indigo's notification of termination in August 2000 eliminated the possibility of adjustment and, accordingly, Theragenics recorded the $5.4 million purchase minimum amount due from Indigo as other income in the third quarter of 2000. The $5.4 million payment, which was also received from Indigo in the third quarter of 2000, added approximately $3.5 million or $0.12 per diluted share to net earnings for the quarter.

As a result of Indigo's exit from the Agreement, the Company immediately regained the right to sell TheraSeed(R) for prostate cancer treatment directly to physicians and to other third-party distributors. During the third quarter of 2000, Theragenics executed non-exclusive distribution agreements with Nycomed Amersham and Imagyn Medical Technologies, Inc. for the distribution of TheraSeed(R). Amersham is a provider of medical diagnostics and radiotherapy products. Imagyn manufactures and distributes medical devices, including brachytherapy products for the treatment of cancer. The five-year agreements give each distributor the right to distribute TheraSeed(R) immediately in the U.S., Canada and Puerto Rico for the treatment of prostate cancer and other solid localized cancerous tumors.

NOTE D - LITIGATION

In January 1999, the Company and certain of its officers and directors were named as defendants in certain securities actions, alleging violations of the federal securities laws, including Sections 10(b), 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934, as amended. These actions have been consolidated into a single action pending in the U.S. District Court for the Northern District of Georgia. The complaint, as amended, purports to represent a class of investors who purchased or sold securities during the time period from January 29, 1998 to January 11, 1999. The amended complaint generally alleges that the defendants made certain misrepresentations and omissions in connection with the performance of the Company during the class period and seeks unspecified damages. On May 14, 1999 a stockholder of the Company filed a derivative complaint in the Delaware Court of Chancery purportedly on behalf of the Company, alleging that certain directors breached their fiduciary duties by engaging in the conduct that is alleged in the consolidated federal class action complaint. The derivative action has been stayed by the agreement of the parties. On September 3, 1999, the Company filed a motion to dismiss the consolidated federal class action complaint on the grounds that it failed to state a claim against the Company. On July 19, 2000, the Court granted the Company's motion to dismiss, and granted the plaintiffs leave to amend their complaint. On August 21, 2000, the plaintiffs filed a second amended complaint. On October 6, the defendants filed a motion to dismiss the second amended complaint, which is presently pending before the Court. Management believes these charges are without merit and intends to vigorously oppose the litigation, however, given the nature and early stage of the proceedings, the ultimate outcome of the litigation cannot be determined at

THERAGENICS CORPORATION
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2000
(UNAUDITED)


NOTE D - LITIGATION - CONTINUED

this time. Accordingly, no provision for any liability that might result from this litigation has been made. The Company maintains insurance for claims of this general nature.

In trade secret litigation filed against International Brachytherapy ("IBt"), Theragenics claimed ownership of certain cyclotron improvements incorporated into the cyclotrons provided to IBt by the companies' common cyclotron vendor. In September 2000, Theragenics and IBt agreed to a settlement which had no effect on Theragenics' financial condition or results of operations. In connection with this litigation, IBt had sought indemnification from the cyclotron vendor against the Company's claims. The cyclotron vendor in turn filed for arbitration seeking determination of ownership of the cyclotron improvements and certain other information developed by Theragenics relating to the cyclotron technology. The cyclotron vendor is also seeking indemnification for any amounts paid by the vendor to IBt to defend against the trade secret claims of Theragenics, and attorney fees in the arbitration. The cyclotron vendor is not seeking to prevent the Company from using the cyclotrons or the related improvements or information. The parties are currently negotiating a settlement that as proposed would have no effect on Theragenics' financial condition or results of operations. Accordingly, no provision for any liability has been made.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Revenues for the quarter ended September 30, 2000 were $10.5 million, compared to $11.5 million in the third quarter of 1999, a decrease of $1.0 million or 8.7%. Revenues for the nine months ended September 30, 2000 were $33.3 million compared to $31.8 million for the first nine months of 1999, an increase of $1.5 million or 4.7%. During the third quarter of 2000, Indigo Medical, Inc. (Indigo) exercised an option to exit the Sales and Marketing Agreement between Theragenics and Indigo (the "Agreement"). Since May 1997, Indigo held the exclusive worldwide rights to distribute TheraSeed(R) for prostate cancer under this Agreement. As a result of Indigo's exit from the Agreement, the Company regained the right to directly market and distribute its TheraSeed(R) product for treatment of prostate cancer to physicians and third-party distributors. (See "Sales and Marketing Agreements" below).

         Gross profit as a percentage of revenue decreased to 66.0% for the third quarter of 2000, from 69.9% for the third quarter of 1999. This decline in gross profit margin was primarily a result of the increase in depreciation expense for the additional cyclotrons that were ordered almost two years ago to meet sales forecasts made at that time by Indigo. The non-cash depreciation charge for the quarter increased to $1.4 million from $991,000 for the third quarter of 1999, reflecting the increase to 14 cyclotrons in operation during the third quarter of 2000 from eight cyclotrons in the third quarter of 1999. The increase in depreciation was partially offset by improved efficiencies and automation in the Company's proprietary production processes, and the utilization of certain manufacturing materials and resources in research and development activities.

         Gross profit as a percentage of revenue for the first nine months of 2000 was 68.9%, compared to 68.4% for the first nine months of 1999. The increase in depreciation expense during the 2000 period was offset by the increase in revenue over the first nine months of 1999. The gross profit margin in 2000 was also aided by the improved efficiencies and automation in the Company's proprietary production processes, and the utilization of certain manufacturing materials and resources in research and development activities.

         Consistent with Theragenics' goal to have ample capacity for future TheraSeed(R) demand as well as to support Pd-103 research and development activities, three cyclotrons have been placed into service during 2000. As additional cyclotrons come on line, margins generally decline because each machine represents excess capacity for a period while carrying its full component of fixed costs, including depreciation. The Company currently has fourteen cyclotrons in operation, and has no current plans to add additional cyclotrons.

         Selling, general and administrative ("SG&A") expenses were $1.7 million in the third quarter of 2000 and the third quarter of 1999. A decline in legal and professional fees in the third quarter of 2000 was offset by the start up-costs related to the Company's construction project in Oak Ridge, Tennessee, and an increase in compensation and benefits.

         SG&A expenses for the nine months ended September 30, 2000 were $5.1 million, compared to $4.9 million for the first nine months of 1999, an increase of $200,000 or 4.1%. This increase was primarily due to an increase in compensation and benefits, and start-up costs related to the Company's construction project in Oak Ridge, Tennessee, partially offset by a reduction in legal and professional fees.

         The Company expects increases in SG&A expenses as a result of the termination of the Indigo Agreement. See "Sales and Marketing Agreements" below.

         Research and development (R&D) expenses increased to $596,000 in the third quarter of 2000 from $203,000 in the third quarter of 1999. R&D expenses also increased during the first nine months of the year, to $1.5 million in 2000 from $482,000 in 1999. The increase in R&D expenses was a result of the Company's R&D initiatives, including activities associated with its agreement with the Atlanta Cardiovascular Research Institute (see below), and development efforts to improve the Company's proprietary production processes. The Company's research and development initiatives, launched in the third quarter of 1999, are intended to expand the application of Pd-103 and TheraSeed(R) to other oncological and non-oncological uses, and explore options for using the Company's expertise and capabilities in other areas. Management plans to continue to increase efforts in research and development as its initiatives to diversify move forward and expects future R&D expenditures to increase significantly. However, R&D spending is dependent on the complex scheduling of research and development activities in progress as well as the pursuit of other appropriate opportunities as they arise. For these reasons, no assurances can be made as to spending amounts and R&D expenses may fluctuate significantly from period to period.

         As part of its R&D initiatives, the Company has an agreement with the Atlanta Cardiovascular Research Institute (ACRI) to conduct a pre-clinical animal study addressing the use of Pd-103 for the prevention of restenosis (the "ACRI Agreement"). Restenosis is the reclosing of arteries that often occurs after coronary angioplasties. It is estimated that nearly half of the 350,000 coronary angioplasties done in the United States each year fail or restenosis within the first few months of the operation. In the first phase of the study, which began in April 2000, the Company delivered catheter-based Pd-103 devices to ACRI for determination of whether the devices can inhibit restenosis-like changes in pig coronary arteries after balloon angioplasty and stent implantation. The preliminary data from Phase I of the study, reported in August 2000, showed that the inhibitory effects of Pd-103 are similar to that of other emitters, both beta and gamma, with efficacy possibly achieved with a lower dose. Based on the preliminary data, the Company is continuing its pre-clinical animal study, and expects longer-term data to be available in early 2001. The Company has also contracted with a European trialist and has met with regulators in Europe to discuss conducting clinical feasibility trials in humans for coronary in-stent restenosis in Europe in 2001. Any human trials in Europe will be dependent upon the successful results of the ongoing additional pre-clinical animal studies.

         Other income for the third quarter of 2000, excluding minimum income described below, increased to $460,000 from $331,000 for the third quarter of 1999, and to $1.3 million for the first nine months of 2000 from $951,000 for the comparable period in 1999. These increases were attributable to additional funds being available for investment during the 2000 periods as a result of cash generated from operations. Funds available for investment have and will continue to be utilized for the Company's current and future expansion programs and research and development activities. As funds continue to be used for these programs and activities, management expects other income to decline accordingly.

         The Company recognized $5.4 million of other income in the third quarter of 2000 related to purchase minimum shortfalls under the Sales and Marketing Agreement with Indigo. This increased net earnings during the third quarter of 2000 by $3.5 million, or $.12 per diluted share. (See "Sales and Marketing Agreements" below).

         The Company's effective income tax rate was approximately 36% for the third quarter of 2000, compared to 32% for the third quarter of 1999. The Company's effective income tax rate was approximately 35% for each of the nine-month periods. The Company's income tax rate in each period is lower than the statutory rates primarily due to the recognition of tax credits generated by the Company's investments in its expansion projects and research activities, and tax-exempt interest income.

SALES AND MARKETING AGREEMENTS

         During the first half of 2000, Indigo Medical, Inc. (Indigo) did not meet the contractual minimum purchase requirements under the terms of the Sales and Marketing Agreement between the Company and Indigo (the "Agreement"). As provided by the Agreement, the Company invoiced Indigo for payments totaling $5.4 million relating to the shortfall in the minimum purchase requirements. As a result of this demand for payment, Indigo had the option to exit the Agreement and, in August 2000, exercised this option. Under the termination provisions of the Agreement, Indigo retains non-exclusive sales and marketing rights to TheraSeed(R) for prostate cancer until August 10, 2001, during which time Indigo is no longer required to meet minimum sales targets. Indigo is also prohibited from selling a competing radioactive device for the treatment of prostate cancer through August 10, 2002. Theragenics and Indigo have agreed to cooperate to ensure to the greatest extent possible that the needs of TheraSeed(R) customers are met.

         If Indigo had not exercised its option to exit the Agreement, the shortfall in the minimum purchase requirements for the first half of 2000 would have been subject to adjustment, based on Indigo's sales of TheraSeed(R) during the second half of 2000. Indigo's notification of termination in August 2000 eliminated the possibility of adjustment and, accordingly, Theragenics recorded the $5.4 million purchase minimum amount due from Indigo as other income in the third quarter of 2000. The $5.4 million payment, which was also received from Indigo in the third quarter of 2000, added approximately $3.5 million or $0.12 per diluted share to net earnings for the quarter.

         As a result of Indigo's exit from the Agreement, the Company immediately regained the right to sell TheraSeed(R) for prostate cancer treatment directly to physicians and to other third-party distributors. During the third quarter of 2000, Theragenics executed non-exclusive distribution agreements with Nycomed Amersham and Imagyn Medical Technologies, Inc. for the distribution of TheraSeed(R). Amersham is a provider of medical diagnostics and radiotherapy products. Imagyn manufactures and distributes medical devices, including brachytherapy products for the treatment of cancer. The five-year agreements give each distributor the right to distribute TheraSeed(R) immediately in the U.S., Canada and Puerto Rico for the treatment of prostate cancer and other solid localized cancerous tumors. Each distributor has also chosen TheraSeed(R) as their only palladium-based product. Management expects that the unit price for TheraSeed(R) under these two non-exclusive distribution agreements will approximate the unit price received from Indigo. The Company intends to enter into additional non-exclusive distribution agreements in order to take advantage of multiple distribution channels and expand its market coverage.

         To the extent that the Company is able to obtain sales directly to physicians for its own account, the distributors' margin, which can run approximately 25% to 30%, would be captured by Theragenics, in addition to its margin as manufacturer. For sales through the non-exclusive distributor agreements, this margin will be captured by the distributor, similar to the Indigo

Agreement. Since the Company does not currently intend to build its own sales force, Theragenics' ability to capture TheraSeed(R) accounts for direct to physician sales will primarily be a function of Indigo's transition out of the TheraSeed(R) market, and the sales and marketing success of competitors, including the Company's non-exclusive distributors.

         The Company expects that SG&A expenses could increase by up to $2.0 million in the next year as it supports its brand in an attempt to increase demand for TheraSeed(R). It is expected that this support will take the form of TheraSeed(R) brand advertising to consumers and physicians, clinical studies aimed at showing the superiority of TheraSeed(R) in the treatment of prostate cancer, technical field support to TheraSeed(R) customers and other customer service and patient information activities.

         Over the past thirteen years, and prior to Indigo exiting from the Agreement, the Company took all orders for TheraSeed(R), performed all customer service and patient information functions, and shipped TheraSeed(R) directly to physicians. Because these functions have always been performed by Theragenics, minimal interruption of service or product delivery to current customers is expected. However, as with any significant change, transition challenges associated with these marketing and distribution changes may arise that could significantly impact the TheraSeed(R) market and thereby Theragenics' near term financial performance.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash, short-term investments and marketable securities of $43.3 million at September 30, 2000, compared to $33.9 million at December 31, 1999. Marketable securities consist primarily of high-credit quality municipal obligations, in accordance with the Company's investment policies. The increase in cash, short-term investments and marketable securities was a result of cash generated by operations, including the receipt of the purchase minimum payment from Indigo, partially offset by capital expenditures. Working capital was $48.3 million at September 30, 2000, compared to $40.8 million at December 31, 1999. The Company also has an Unsecured Credit Agreement with a financial institution that provides for maximum borrowings of $40.0 million under two lines of credit, and an additional uncommitted $10.0 million line of credit. Letters of credit totaling approximately $400,000 were outstanding under the terms of the Unsecured Credit Agreement at September 30, 2000.

         The $22.7 million in cash generated from operations was the Company's principal source of cash during the first nine months of 2000. Cash generated from operations consists of net earnings plus non-cash expenses such as depreciation, amortization and deferred income tax expense. Depreciation and amortization for the first nine months of 2000 was $3.9 million, compared to $2.8 million for the first nine months of 1999. The increase in depreciation and amortization was a result of the increase in the number of cyclotrons that were operational during 2000.

         The Company's primary use of cash in the first nine months of 2000 related to capital spending to increase manufacturing capacity and totaled $13.4 million during the period. These expenditures related primarily to the Company's DOE Project (see below), the addition of cyclotrons and supporting facilities and the Company's new headquarters facility.

         The U.S. Department of Energy (DOE) has granted Theragenics access to unique DOE technology for use in production of isotopes, including Pd-103 (the "DOE Project"). This technology venture represents part of a DOE initiative to redirect Cold War assets to peacetime use and cushion the economic impact of U.S. Defense Department cutbacks. The Company expects that the use of this technology will significantly increase its capacity and allow for expanded use of Pd-103 and TheraSeed(R) beyond treatment of prostate cancer to new medical applications. The Company also believes that the DOE Project may allow it to explore options for applying this technology to other uses, though there are no assurances that this will be achieved. The Company is constructing a facility in Oak Ridge, Tennessee to house the equipment, infrastructure and work force necessary to support the production of isotopes, including Pd-103, using this DOE technology. Construction costs of approximately $13.9 million have been incurred on the DOE Project through September 30, 2000. The Company expects to invest an additional $11.1 million - $16.1 million through 2001 to complete this manufacturing and R&D facility.

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

         In addition to using cash to fund the DOE Project and other capital expansion projects in 2000 and 2001, the Company expects to significantly increase its spending for R&D. Pre-clinical animal studies addressing the use of Pd-103 for the prevention of restenosis are underway, and other R&D activities are also occurring (see "Results of Operations", above). The Company expects that R&D expense spending may total up to approximately 5% of revenue in 2000, depending on whether appropriate R&D opportunities arise.

         Cash provided by financing activities was $89,000 in the first nine months of 2000, consisting of cash proceeds from the exercise of stock options and the Company's Employee Stock Purchase Plan.

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

FORWARD LOOKING AND CAUTIONARY STATEMENTS

         This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding sales and marketing efforts, Theragenics' establishment of new sales, marketing and distribution initiatives for TheraSeed(R), Theragenics' and Indigo's cooperation to see that the needs of TheraSeed(R) customers are met, market opportunities and transition challenges that may arise, effectiveness of non-exclusive distribution agreements, plans for new distributors, pricing to third party distributors, future cost of sales, R&D efforts and expenses, SG&A expenses, other income, expansion plans, the DOE Project, and the sufficiency of the Company's liquidity and capital resources. From time to time, the Company may also make other forward-looking statements relating to such matters as well as anticipated financial performance, business prospects, technological developments, research and development activities and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with the management of growth, research and development activities, effectiveness and execution of marketing and sales programs of Theragenics, Indigo, and other non-exclusive distributors, access to alternative distribution channels, potential changes in product pricing and competitive conditions, continued acceptance of TheraSeed(R) by the market, execution and effectiveness of a transition from Indigo to Theragenics, execution and effectiveness of competitors and their ability to capitalize on this period of change, acceptance and efficacy of Pd-103 for other applications, adverse changes in governmental program priorities and budgetary funding by the relevant governmental authorities, potential costs and delays in the startup and refinement of technology and related equipment, potential equipment failure, potential inability to obtain, construct or install necessary parts or modifications to production equipment or facilities, government regulation of the therapeutic radiological pharmaceutical and device business and third-party reimbursement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

See Note D to the Company's financial statements included in Item 1 of this report, which is incorporated by reference hereby.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      The following exhibit is filed as a part of this report;

                   Exhibit 27  Financial Data Schedule (for SEC use only)

         (b) The Company filed a Form 8-K on August 17, 2000 stating that it had issued a press release announcing that Indigo Medical, Inc. had exercised an option to exit a marketing and sales agreement with Theragenics Corporation.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    REGISTRANT:

                                    THERAGENICS CORPORATION



                                    By: /s/ M. Christine Jacobs
                                        ---------------------------------------
                                        M. Christine Jacobs
                                        Chief Executive Officer


                                        /s/ Bruce W. Smith
                                        ---------------------------------------
                                        Bruce W. Smith
                                        Treasurer and Chief Financial Officer

Dated:  November 7, 2000