Form 10-K
period 2000-12-31
THERAGENICS CORP
filed 2001-03-28
CIK 795551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. (X)

     As of March 19, 2001 the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, as determined by reference to the closing price of the Common Stock as reported on the New York Stock Exchange, was $179,758,195.

     As of March 19, 2001 the number of shares of common stock, $.01 par value, outstanding was 29,584,629.

     Documents incorporated by reference: Proxy Statement for the registrant's 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000, is incorporated by reference in Part III herein.

Part I

Item 1. BUSINESS

General

     Theragenics Corporation ("Theragenics" or the "Company"), incorporated under Delaware law in 1981, is the manufacturer of TheraSeed®, a rice-sized device used primarily in treating localized prostate cancer with a one-time, minimally invasive procedure. Theragenics is the world's leading producer of palladium-103 (Pd-103), the radioactive isotope that supplies the therapeutic radiation for its TheraSeed® implant. Theragenics is also involved in research and development utilizing Pd-103 for the treatment of restenosis, macular degeneration and other diseases, and has research and development programs involving other isotopes and their uses. Physicians, hospitals and other healthcare providers, primarily located in the United States, utilize the TheraSeed® product.

     Under a Sales and Marketing Agreement between Theragenics and Indigo Medical, Inc. (Indigo) entered into in May 1997 (the "Agreement"), Indigo held the exclusive worldwide rights to distribute TheraSeed® for prostate cancer. During the third quarter of 2000 Theragenics billed Indigo for the difference between Indigo's actual TheraSeed® product sales and the contractual minimum purchase requirements under the terms of the Agreement. Based on this demand for payment, Indigo exercised its option to exit the Agreement and in August 2000 gave notice of termination of the Agreement effective August 2001. By mutual agreement, Indigo's termination was subsequently accelerated to January 5, 2001. As a result of Indigo's notice of termination, the Company regained the right to directly market and distribute its TheraSeed® product for the treatment of prostate cancer to physicians and third-party distributors. Subsequent to Indigo's notice of termination, Theragenics has executed non-exclusive distribution agreements with four companies for the distribution of TheraSeed®.

        The Company has an active and ongoing program targeted at diversifying its future revenue stream. As part of this program the Company is constructing a facility in the Oak Ridge, Tennessee area to house the equipment, infrastructure and work force necessary to support the production of isotopes, including Pd-103, using unique technology being leased from the U.S. Department of Energy (DOE). In addition to possibly increasing its capacity and allowing for expanded use of Pd-103, the Company also believes that the DOE technology may allow it to produce other isotopically engineered materials for use in medical and non-medical applications. Research and development initiatives are also underway to support this diversification program. Pre-clinical animal studies addressing the use of Pd-103 for the prevention of restenosis have been underway since April 2000 and preliminary data was reported in August 2000 and February 2001. The use of Pd-103 for the treatment of aged-related macular degeneration is also being studied, with pre-clinical animal trials expected to begin in 2001.

        In 1998 the Company received regulatory approval for the marketing of TheraSeed® throughout the member countries of the European Union by obtaining CE Marking. Sales of TheraSeed® in Europe were not significant in any of the three years in the period ended December 31, 2000.

Industry Overview

Prostate Cancer

        Excluding skin cancer, prostate cancer is the most common form of cancer, and the second leading cause of cancer deaths, in men. According to the American Cancer Society, prostate cancer accounts for about 11% of male cancer-related deaths. It is most common in North America and northwestern Europe and less common in Asia, Africa, Central America, and South America. The American Cancer Society estimates there will be about 198,100 new cases of prostate cancer diagnosed and an estimated 31,500 deaths associated with the disease in the United States during 2001.

        Prostate cancer incidence and mortality increase with age. Prostate cancer is found most often in men who are over the age of 50. More than eight out of ten men diagnosed with prostate cancer are over the age of 65. According to the American Cancer Society, since 1990, the prostate cancer death rate has dropped. This is possibly due to the increased use of screening for early detection, though conclusive data on this is not currently available. According to the American Cancer Society, approximately 58% of all prostate cancers are found while they are still localized (confined to the prostate), and a 5-year relative survival rate for men with localized prostate cancer is 100%. Thirty-one percent of prostate cancers have spread to tissues near the prostate when diagnosed, and the 5-year survival rate for these men is 94%. The remaining 11% of those men diagnosed have prostate cancer that has spread to distant parts of the body. Of the remaining 11%, about 31% are expected to survive at least five years. These survival statistics, according to the American Cancer Society, include all diagnosed prostate cancer cases, regardless of the treatment.

        In addition to age, other risk factors are linked to prostate cancer, such as genetics. Men who have relatives that have been affected, especially if the relatives were young at diagnosis, have an even higher risk of contracting the disease.

        Another factor that may contribute to prostate cancer is diet. A diet high in fat may play a part in causing prostate cancer. The American Cancer Society suggests that Lycopenes, found in certain fruits and vegetables, and the mineral selenium found in fish, meat, poultry, cereals and vegetables such as mushrooms and asparagus, seem to lower prostate cancer risk. An increase in prostate cancer may also be related to a diet high in calcium and low in fructose (fruit sugar).

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

        The American Cancer Society recommends that men without symptoms, risk factors and a life expectancy of least ten years should begin regular annual medical exams at the age of 50, and believes that health care providers should offer as part of the exam the prostate-specific antigen ("PSA") blood test and a digital rectal examination ("DRE"). The PSA blood test determines the amount of prostate specific antigen present in the blood. PSA is found in a protein secreted by the prostate, and elevated levels of PSA can be associated with either prostatitis (a noncancerous inflammatory condition) or a proliferation of cancer cells in the prostate. Industry studies have shown that the PSA test can detect prostate cancer as many as five years earlier than the digital rectal exam. Transrectal ultrasound tests and biopsies are typically performed on patients with elevated PSA readings to confirm the existence of cancer.

        A tumor found by a prostate biopsy is usually assigned a grade by a pathologist. The most common prostate cancer grading system is called the Gleason system. A Gleason grade, which ranges from 2 to 10, usually is used to estimate the tumor's growth rate. The lower the grade, the slower the cancer grows. Most localized cancers of the prostate gland are an intermediate grade ranging from Gleason grades 4, 5 or 6.

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
or distant organs (M+)

Treatment Options

        In addition to seeding, localized prostate cancer is most commonly treated with radical prostatectomy ("RP"), transurethral resection of the prostate ("TURP"), external beam radiation therapy ("EBRT"), cryosurgery, hormone therapy, and watchful waiting. Some of these therapies may be combined in special cases to address a specific cancer stage or patient need. For example, TheraSeed® has been used in combination with EBRT to treat some locally advanced cases of prostate cancer. The treatments that have been most successful are those that remove or kill all of the cancerous tissue while avoiding excessive damage to the surrounding healthy tissue. When the cancerous tissue is not completely eliminated, the cancer typically returns to the primary site, often with metastases to other areas. The following is a summary of treatment options for prostate cancer other than seeding.

        Radical Prostatectomy and transurethral resection of the prostate are the two most common surgical procedures. Radical Prostatectomy involves the complete removal of the prostate gland and has been used for over 30 years in treating early-stage, localized tumors. RP typically requires a three-day average hospital stay and a lengthy recovery period (generally three to five weeks). Possible side effects include impotence and incontinence. The cost of RP ranges from $19,000 to $25,000 per procedure, excluding treatment for side effects and postoperative complications.

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

        External Beam Radiation Therapy involves directing a beam of radiation at the prostate gland from outside the body to destroy tumorous tissue and has been a common technique for treating many kinds of cancer since the 1950s. EBRT has typically been reserved for early-stage prostate cancer in locally advanced cases where the patient is an inappropriate surgical risk. Patients are usually treated five days per week in an outpatient center over a period of six to seven weeks. Rectal complications resulting from damage to the rectal wall caused by the radiation beam as it travels to the prostate are the most common side effects. Other possible side effects also include incontinence and impotence, but these side effects generally occur with less frequency than they do following RP. EBRT is estimated to cost between $13,000 to $17,000 per patient.

        Cryosurgeryinvolves placing a small metal tool into the tumor and killing the cancer by freezing the entire prostate. Patients usually remain in the hospital for one to two days. There will be some bruising and soreness of the area where the probe was inserted. Side effects of cryosurgery may include damage to nerves near the prostate that may cause impotence and incontinence, damage to bladder and intestines, and a fistula (an abnormal opening) between the rectum and bladder. This option is considered most appropriate for men with serious medical conditions that make them unable to endure surgery or radiation therapy.

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

The Theragenics Solution

        Theragenics produces TheraSeed®, an FDA-cleared device for treatment of all solid localized tumors and currently used principally for the treatment of prostate cancer. In the prostate application, TheraSeeds® are implanted throughout the prostate gland in a minimally invasive surgical technique under ultrasound guidance. The radiation emitted by the seeds is contained within the immediate prostate area, killing the tumor while sparing surrounding organs of significant radiation exposure. The seeds, whose capsules are biocompatible, remain in the prostate after delivering their radiation dose. TheraSeed® is best suited for solid localized tumors and is typically classified as a treatment for early-stage disease.

        Management believes TheraSeed® offers significant advantages over RP and EBRT. Recent multi-year clinical studies indicate that seeding offers success rates for early-stage prostate cancer that are comparable to or better than those of RP or EBRT plus reduced complication rates. In addition, the TheraSeed® treatment is a one-time outpatient procedure with a typical two to three day recovery period. By comparison, RP is an inpatient procedure typically accompanied by an average three day hospital stay and a three to five week recovery period, and EBRT involves six to seven weeks of daily radiation treatments. The Company estimates that treatment with TheraSeed® generally costs $13,000 to $17,000 per procedure, which is lower than the cost of RP and comparable to the cost of EBRT.

        TheraSeed® is a radioactive "seed" approximately 4.5 millimeters long and 0.8 millimeters wide, or roughly the size of a grain of rice. Each seed consists of biocompatible titanium that encapsulates the radioactive substance Pd-103. The half-life of Pd-103, or the time required to reduce the emitted radiation to one-half of its initial level, is 17 days. The half-life characteristics result in the loss of almost all radioactivity in less than four months.

Treatment Protocol

        Prostate cancer patients electing seed therapy first undergo a transrectal ultrasound test or CT scan, which generates a two-dimensional image of the prostate. With the assistance of a computer program, a three dimensional treatment plan is created that calculates the number and placement of the seeds required for the best possible distribution of radiation to the prostate.

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

Clinical Results

        Strong Efficacy Results. Clinical data indicates that seeding offers success rates for early-stage prostate cancer treatment that are comparable to or better than those of RP or EBRT. The vast majority of published studies on the use of seeding in the treatment of early-stage prostate cancer have been very positive. A nine-year clinical study published in the March 2000 issue of International Journal of Radiation Oncology, Biology and Physics, reported that 83.5% of the patients treated with TheraSeed® were cancer-free at nine years. The study was conducted by Dr. John Blasko of the Seattle Prostate Institute and included 230 patients with clinical stage T1 and T2 prostate cancer. Only 3% experienced cancer recurrence in the prostate. Because of Dr. Blasko's extensive experience in the treatment of cancer and brachytherapy, the Company retained him as a medical and cancer advisor in 1998.

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

        Management believes TheraSeed® represents the best available form of seeding. Another radioactive isotope, Iodine-125 ("I-125"), is also commercially available as a permanent implant. TheraSeed® was the first commercially available alternative isotope to I-125 since I-125's introduction in the 1970s. Management believes that I-125 and Pd-103 are used in approximately 65% and 35%, respectively, of all prostate cancer seeding procedures. Another technique known as "temporary seeding," which involves the temporary placement of an Iridium-based source in or near a tumor, is used in a very small percentage of cases. Management believes Pd-103 has the following advantages over I-125: (i) Pd-103 delivers three times the initial dose rate of I-125, which can yield advantages in treating aggressive cancers, (ii) Pd-103 has approximately one-third the half-life of I-125, which shortens the duration of some radiation induced side effects by two-thirds and reduces radiation exposure to medical personnel in treatment follow-up; and (iii) unlike I-125, Pd-103 is nontoxic and non-volatile as it decays.

        A seven-year, peer-reviewed study conducted at Yale University School of Medicine published in the October 29, 1999, issue of Radiation Oncology Investigations: Clinical and Basic Research demonstrated that patients receiving TheraSeed® palladium-103 (Pd-103) seed implants experienced significantly lower incidences of side effects than patients implanted with I-125. Overall severe complication rates from both I-125 and Pd-103 are very low when compared to other treatment modalities. Only 9% of the patients involved in the study performed at Yale experienced long-term complications, none of whom were implanted with TheraSeed®. Furthermore, the study indicates that implants performed with TheraSeed® can utilize an increased minimum tumor dose without jeopardizing the results from side effects.

Production

        The production of TheraSeed® is dependent upon the availability of Pd-103, as well as Rhodium-103 ("Rh-103"), titanium, graphite and lead. With the exception of Pd-103, all of these raw materials are relatively inexpensive and readily available from third party suppliers.

        Pd-103 is a radioactive isotope that can be produced by neutron bombardment of Pd-102 in a nuclear reactor, or by proton bombardment of Rh-103 in a cyclotron. Following the production of Pd-103 from Rh-103 in the cyclotron, the Pd-103 is harvested from the cyclotron and moved through a number of proprietary production processes until it reaches its final seed form.

        The Company has produced Pd-103 using Company-owned cyclotrons since 1993. The Company currently has fourteen cyclotrons in production, and has no current plans to purchase additional cyclotrons. The Company's cyclotrons were designed, built, installed and tested by a company specializing in the construction of such equipment.

        Cyclotron operations constitute only one component of the TheraSeed® manufacturing process. Because the production of TheraSeed® is highly sensitive and labor intensive, management is focusing significant attention and effort on automating and otherwise improving all aspects of the Company's manufacturing process. Certain portions of the Company's production processes were automated during the past three years. Although the automation process is difficult and time consuming, and has been subject to significant delays, management believes it can continue to improve efficiency, further reduce radiation exposure to personnel and provide additional production capacity for TheraSeed®.

        Since 1997, the Company's quality control system has been certified as meeting all the requirements of the International Organization for Standards' ISO 9001/EN46001 Quality System Standard.

        The U.S. Department of Energy (DOE) has granted Theragenics access to unique DOE technology, known as the Plasma Separation Process (PSP), for use in production of isotopes, including Pd-103 (the "PSP Project"). The Company is currently constructing the facilities and infrastructure to support the use of this DOE technology. The facilities are expected to become operational during 2001, though no revenues are expected from the PSP Project in 2001. (See Item 7 -"Management's Discussion and Analysis of Financial Condition and Results of Operations").

        As a result of the sensitive nature of the PSP equipment and the specialized technology involved, the DOE can terminate the Company's access in the event of national emergency or in the interest of national defense, or require the Company to perform work involving programmatic use of the technology for the DOE in connection with carrying out its governmental mission. The Company would be entitled to compensation in the event of termination in connection with national emergency or defense or for programmatic use of the technology for the DOE.

Marketing

From May 1997 until August 2000, Indigo Medical, Inc. (Indigo) held the exclusive worldwide rights to market and sell the TheraSeed® implant for prostate cancer under a Sales and Marketing Agreement with Theragenics (the "Agreement"). Under the Agreement, Indigo had the responsibility for the marketing and training related to the TheraSeed® implant. In August 2000 Indigo exercised its option and gave notice of termination of the Agreement. As a result of Indigo's notice of termination, Theragenics regained the right to directly market and distribute its TheraSeed® product for the treatment of prostate cancer to physicians and third-party distributors. Subsequent to Indigo's notice of termination, the Company has executed non-exclusive distribution agreements with four companies for the distribution of TheraSeed® (see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operation, Sales and Marketing Agreements").

        Management does not currently intend to develop an internal sales and marketing organization. The Company does intend to support the TheraSeed® brand and its non-exclusive distributors with advertising to consumers and physicians, clinical studies aimed at showing the superiority of TheraSeed® in the treatment of prostate cancer, technical field support to TheraSeed® customers and other customer service and patient information activities.

TheraSphere®

        Theragenics has also participated in the development of TheraSphere®, a microscopic radioactive glass sphere designed for the treatment of liver cancer. The Company holds a worldwide exclusive license from the University of Missouri for the use of the technology required to produce TheraSphere®. The Company has granted to Nordion International, Inc. ("Nordion") an exclusive worldwide sublicense to manufacture, distribute and sell

TheraSphere® for any application. Under the terms of the sublicense, Nordion has agreed to obtain the necessary regulatory approvals for distribution of TheraSphere® in the United States and other countries. TheraSphere® has been approved for distribution in Canada and is available in other markets outside North America, though sales of TheraSphere® have not been significant. Nordion has received a Humanitarian Device Exemption ("HDE") authorization from the FDA to treat up to 4,000 patients annually with TheraSphere® in the United States. The HDE does not represent full regulatory approval for distribution in the United States, and the timing for commercial development and regulatory approval of TheraSphere® in the United States and elsewhere is uncertain. Management does not anticipate significant revenues from TheraSphere® within the foreseeable future.

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

Patents and Licenses; Trade Secrets

        The Company holds United States patents directed to palladium delivery devices for therapeutic uses and processes for making such devices. The Company also has corresponding patents in Canada, South Africa, Japan and the countries of the European patent convention, and a PCT patent application on file for Japan, Australia, New Zealand, Canada, and Europe (representing 16 European countries) as well as a direct filing in Mexico. The Company may file additional patent applications from time to time in connection with its existing business and research and development activities. The Company considers the ownership of patents important, but not necessarily essential, to its operations. The Company also uses a strategy of confidentiality agreements and trade secret treatment to provide primary protection to a number of proprietary design modifications in the cyclotrons, as well as various production processes.

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

Seasonality

        Management believes that holidays, major medical conventions and vacations taken by physicians, patients and patients' families may have a seasonal impact on sales. Management is continuing to monitor and assess the impact that seasonality may have on the demand for TheraSeed®.

Research and Development

        Research and development (R&D) expenses were $2.1 million, $709,000 and $448,000 in 2000, 1999 and 1998, respectively. The increase in R&D in 2000 was primarily a result of the Company's preclinical animal studies addressing the use of Pd-103 for the prevention of restenosis (see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations, 2000 compared to 1999").

Competition

        The Company competes in a market characterized by technological innovation, extensive research efforts and significant competition. In general, TheraSeed® competes with conventional methods of treating localized cancer, such as RP and EBRT, as well as competing permanent implant devices. RP currently represents the most common medical treatment for early-stage, localized prostate cancer. RP has a long history of favorable clinical results and physicians have developed a high degree of familiarity and comfort with this procedure. EBRT is also a well-established method of treatment and is widely accepted for patients who do not represent a good surgical risk or whose prostate cancer has advanced beyond the stage for which surgical treatment is indicated. Management believes that if general conversion from these treatment options (or other established or conventional procedures) to TheraSeed® treatment does occur, such conversion will be the result of a combination of equivalent or better efficacy, reduced incidence of side effects and complications, lower cost, other quality of life issues and pressure by health care providers and patients.

        Iodine-125 (I-125) is commercially available as a permanent implant and competes with TheraSeed®. A number of companies have obtained regulatory approval to produce and distribute I-125 seeds and a number of other companies have announced their intentions to apply for such approval. Management believes that I-125 and Pd-103 are used in approximately 65% and 35%, respectively, of all prostate cancer seeding procedures.

        Management believes that Pd-103 has certain advantages over I-125. A seven-year study conducted at Yale University School of Medicine demonstrated that patients receiving TheraSeed® Pd-103 implants experienced significantly lower incidences of side effects than patients implanted with I-125. The results of this peer-reviewed study appeared in the October 29, 1999 issue of "Radiation Oncology Investigations: Clinical and Basic Research". A review of 123 early stage T1 and T2 prostate cancer patients implanted between 1992 and 1999 with I-125 or TheraSeed® revealed an overall complication rate of 0% with TheraSeed® versus 13% for I-125. Most important, the grade III-IV complication (bladder, urethra, and rectum) rate for TheraSeed® was 0% versus 6% for

I-125. The three-year actuarial probability of remaining free of long-term complications was 100% for TheraSeed® versus 82% for I-125. The study also reported that a review of the literature for 992 patients implanted with I-125 versus 540 patients implanted with TheraSeed® shows a consistently higher complication rate for I-125 versus TheraSeed®.

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

        At least three companies have obtained regulatory approval to produce and distribute Pd-103 seeds, which compete directly with TheraSeed®. A number of other companies have also announced their intentions to apply for regulatory approval to produce and distribute Pd-103 seeds. Management believes that Theragenics has competitive advantages over these companies including: (i) its proprietary production processes that have been developed and patented; (ii) its record of reliability and safety in its manufacturing operations; (iii) the time and resources required for competitors' production capabilities to ramp up to commercial production on a scale comparable to Theragenics'; and (4) the non-exclusive distribution agreements that the Company currently has in place, which allow it to leverage multiple distribution channels and access multiple marketing approaches and philosophies.

        One of the companies that has produced Pd-103 consists of certain former employees of Theragenics. Theragenics initiated legal action against this company in 1997 for misappropriation of trade secrets. This legal action was settled during 2000 with no effect on Theragenics' financial condition or results of operations.

        At any point in time, management of Theragenics and/or its non-exclusive distributors may change their respective pricing policies for TheraSeed® in order to take advantage of market opportunities or respond to competitive situations. Responding to market opportunities and competitive situations could have an adverse effect on the prices of TheraSeed®, while failure to do so could adversely affect market share and volumes.

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

        The Company's handling of radioactive materials is governed by the State of Georgia in agreement with the Nuclear Regulatory Commission (NRC). The users of TheraSeed®; are also required to possess licenses issued either by the states in which they reside or the NRC (depending upon the state involved and the production process used). The Company's expansion plans require the Company to secure additional permits and licenses from a number of environmental, health and safety regulatory agencies. The Company believes, but cannot assure, that it will be able to acquire the permits and licenses necessary for its planned expansion of its manufacturing capacity in accordance with its timetable. To date, the Company has not experienced delays in licensing any of its facilities or cyclotrons.

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

        The U.S. Department of Energy has granted Theragenics access to unique DOE technology, known as the "Plasma Separation Process" (PSP), for use in production of isotopes. U.S. Government Export Control Laws and Regulations govern the exporting of certain products produced in the PSP and the exporting of technology associated with the PSP.

Employees

        As of December 31, 2000, the Company had 145 full time employees (including full time temporary employees and executive personnel). Of this total, 110 were engaged in the development and production of the Company's products. The remainder were engaged in marketing and general corporate activities. The Company's employees are not represented by a union or a collective bargaining agreement, and management considers employee relations to be good.

Item 2. Properties

        The Company owns two manufacturing facilities located in Buford, Georgia. One facility houses cyclotrons, raw material processing, assembly and shipping operations. The second facility, which is adjacent to the first facility, houses cyclotrons. The Company also owns an administrative facility adjacent to its production facilities in Buford.

        The Company owns approximately 15 acres that are available for future development adjacent to its current Buford location. Management intends to use this land for long term expansion of its manufacturing and support operations, if such expansion is required.

        The Company leases 21 acres of land in the Oak Ridge, Tennessee area, on which it is constructing a facility to house the equipment, infrastructure and workforce necessary to support operations using technology leased from the U.S. Department of Energy (see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations"). The Company also holds a right of first refusal option on the lease of 21 acres adjacent to its current leased site in the Oak Ridge area.

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

        In trade secret litigation filed against International Brachytherapy ("IBt"), Theragenics claimed ownership of certain cyclotron improvements incorporated into the cyclotrons provided to IBt by the companies' common cyclotron vendor. In September 2000, Theragenics and IBt agreed to a settlement which had no effect on Theragenics' financial condition or results of operations. In connection with this litigation, IBt had sought indemnification from the cyclotron vendor against the Company's claims. The cyclotron vendor in turn filed for arbitration seeking determination of ownership of the cyclotron improvements and certain other information developed by Theragenics relating to the cyclotron technology. The cyclotron vendor was also seeking indemnification for any amounts paid by the vendor to IBt to defend against the trade secret claims of Theragenics, and attorney fees in the arbitration. The cyclotron vendor was not seeking to prevent the Company from using the cyclotrons or the related improvements or information. In January 2001, the parties agreed to a settlement that had no effect on Theragenics' financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company did not submit any matter to a vote of its security holders during the fourth quarter of calendar year 2000.

PART II

Item 5.        Market for Registrant's Common Equity and Related
                 Stockholder Matters

        The Company's common stock, $.01 par value, ("Common Stock") is traded on the New York Stock Exchange (NYSE) under the symbol "TGX". The high and low prices for the Company's Common Stock as reported on the NYSE for each quarterly period in 1999 and 2000 are as follows:

	High	Low
2000
First Quarter.........................................................................................................................	$16.63	$8.13
Second Quarter....................................................................................................................	13.25	6.94
Third Quarter........................................................................................................................	9.81	6.31
Fourth Quarter......................................................................................................................	6.63	3.94

1999
First Quarter.........................................................................................................................	17.75	5.00
Second Quarter....................................................................................................................	8.94	6.63
Third Quarter........................................................................................................................	13.69	6.75
Fourth Quarter......................................................................................................................	13.75	7.63

        As of March 19, 2001, the closing price of the Company's Common Stock was $6.14 per share. Also, as of that date, there were approximately 648 holders of record of the Company's Common Stock. The number of record holders does not reflect the number of beneficial owners of the Company's Common Stock for whom shares are held by depositary trust companies, brokerage firms and others.

        The Company has a Stockholder Rights Plan (the "Rights Plan"), which contains provisions designed to protect the Company's stockholders. Pursuant to the Rights Plan, each share of the Company's Common Stock contains a share purchase right (a "Right"). The Rights expire in February 2007, and do not become exercisable unless certain events occur, including the acquisition of, or commencement of a tender offer for, 15% or more of the outstanding Common Stock. In the event certain triggering events occur, including the acquisition of 20% or more of the outstanding Common Stock, each Right that is not held by the 20% or more stockholder will entitle its holder to purchase additional shares of Common Stock at a substantial discount to then current market prices. The Rights Plan and the terms of the Rights, which are set forth in a Rights Agreement between the Company and SunTrust Bank, Atlanta, as Rights Agent, could add substantially to the cost of acquiring the Company, and consequently could delay or prevent a change in control of the Company.

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

Item 6. Selected Financial Data

        The selected financial data set forth below as of December 31, 1999 and 2000 and for each of the three years in the period ended December 31, 2000 have been derived from the financial statements of the Company included elsewhere herein, which have been audited by Grant Thornton LLP, independent certified public accountants. The selected financial data as of December 31, 1996, 1997 and 1998 and for each of the two years in the period ended December 31, 1997 have been derived from the financial statements of the Company, which have been audited by Grant Thornton LLP but are not included herein. The selected financial data set forth below should be read in conjunction with the financial statements of the Company and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

	Year Ended December 31,
	1996	1997	1998	1999	2000
	(Amounts in thousands, except per share data)
Statement of Earnings Data:
Product sales..................................................................................................	$12,257	$24,457	$37,858	$43,618	$43,898
Licensing fees.................................................................................................	100	100	100	100	106
Total revenue.................................................................................................	12,357	24,557	37,958	43,718	44,004
Cost of product sales......................................................................................	3,736	6,141	10,869	13,293	13,578
Gross profit....................................................................................................	8,621	18,416	27,089	30,425	30,426
Selling, general and administrative....................................................................	3,198	4,819	6,000	6,300	6,872
Research and development.............................................................................	7	55	448	709	2,108
Operating profit..............................................................................................	5,416	13,542	20,641	23,416	21,446
Other income.................................................................................................	36	1,306	1,262	1,273	7,253
Net earnings before income taxes....................................................................	5,452	14,848	21,903	24,689	28,699
Income tax expense........................................................................................	2,067	5,350	7,880	8,677	10,019
Net earnings..................................................................................................	$ 3,385	$ 9,498	$14,023	$16,012	$18,680
Earnings per common share
Basic...........................................................................................................	$ 0.15	$ 0.35	$ 0.48	$ 0.54	$ 0.63
Diluted.........................................................................................................	$ 0.14	$ 0.33	$ 0.46	$ 0.53	$ 0.62
Weighted average common shares
Basic...........................................................................................................	23,250	27,526	29,259	29,478	29,534
Diluted.........................................................................................................	24,582	28,618	30,315	29,960	29,962

	Year Ended December 31,
	1996	1997	1998	1999	2000
	(In thousands)
Balance Sheet Data:
Cash and short-term investments....................................................................	$ 2,986	$30,162	$19,542	$18,765	$29,722

Marketable securities	-	8,392	6,830	15,137	15,459
Property, plant and equipment, net.................................................................	17,586	28,986	53,258	64,081	75,632
Total assets...................................................................................................	23,689	71,200	88,273	108,043	130,700
Long-term debt, including current installments.................................................	3,458	-	-	-	-
Shareholders' equity.......................................................................................	19,385	67,033	84,385	101,077	120,163

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Overview

        Theragenics Corporation is the manufacturer of TheraSeed®; a rice-sized device used primarily in treating localized prostate cancer with a one-time, minimally invasive procedure. Theragenics is the world's leading producer of palladium-103 (Pd-103), the radioactive isotope that supplies the therapeutic radiation for its TheraSeed® implant. Theragenics is also involved in research and development utilizing Pd-103 for the treatment of restenosis, macular degeneration and other diseases, and has research and development programs involving other isotopes and their uses. Physicians, hospitals and other healthcare providers, primarily located in the United States, utilize the TheraSeed® product.

        Under a Sales and Marketing Agreement between Theragenics and Indigo Medical, Inc. (Indigo) entered into in May 1997 (the "Agreement" or the "Indigo Agreement"), Indigo held the exclusive worldwide rights to distribute TheraSeed® for prostate cancer. During the third quarter of 2000 Theragenics billed Indigo for the difference between Indigo's actual TheraSeed® product sales and the contractual minimum purchase requirements under the terms of the Agreement. Based on this demand for payment, Indigo exercised its option to exit the Agreement and in August 2000 gave notice of termination of the Agreement, effective August 2001. By mutual agreement, Indigo's termination was subsequently accelerated to January 5, 2001. As a result of Indigo's notice of termination, the Company regained the right to directly market and distribute its TheraSeed® product for treatment of prostate cancer to physicians and third-party distributors. Subsequent to Indigo's notice of termination, Theragenics has executed non-exclusive distribution agreements with four companies for the distribution of TheraSeed®.

        The Company has an active and ongoing program targeted at diversifying its future revenue stream. As part of this program the Company is constructing a facility in the Oak Ridge, Tennessee area to house the equipment, infrastructure and work force necessary to support the production of isotopes, including Pd-103, using unique technology being leased from the U.S. Department of Energy (DOE). In addition to possibly increasing its capacity and allowing for expanded use of Pd-103, the Company also believes that the DOE technology may allow it to produce other isotopically engineered materials for use in medical and non-medical applications. Research and development initiatives are also underway to support this diversification program. Pre-clinical animal studies addressing the use of Pd-103 for the prevention of restenosis have been underway since April 2000 and preliminary data was reported in August 2000 and February 2001. The use of Pd-103 for the treatment of aged-related macular degeneration is also being studied, with pre-clinical animal trials expected to begin in 2001.

        In 1998 the Company received regulatory approval for the marketing of TheraSeed® throughout the member countries of the European Union by obtaining CE Marking. Sales of TheraSeed® in Europe were not significant in any of the three years in the period ended December 31, 2000.

RESULTS OF OPERATIONS

Year Ended December 31, 2000, Compared to year Ended December 31, 1999

        Revenues were $44.0 million in 2000 compared to $43.7 million in 1999, an increase of $300,000 or .7%. Revenue during the second half of 2000 was impacted by the termination of the Company's relationship with Indigo, and the change to a sales and marketing strategy utilizing non-exclusive distributors. During the third quarter of 2000, based on the billing by Theragenics of a purchase minimum shortfall amount, Indigo exercised its termination option and notified Theragenics it would exit the Agreement, effective August 2001. By mutual agreement, Indigo's termination was subsequently accelerated to January 5, 2001. Under the Agreement, Indigo held the exclusive worldwide rights to distribute TheraSeed® for prostate cancer since May 1997. As a result of Indigo's notice of termination, the Company regained the right to directly market and distribute its TheraSeed® product for treatment of prostate cancer to physicians and third-party distributors. (See "Sales and Marketing Agreements" below.)

        Based on the importance of third-party reimbursement to all providers of health care products and services, Theragenics, like many others, closely monitors reimbursement of healthcare costs. In recent years, Medicare and other healthcare legislation and regulations have created reimbursement concerns for the entire healthcare industry. The U.S. Congress and the Health Care Financing Administration (HCFA) frequently consider reforms that provide for reductions in Medicare spending and prospective payment reform on healthcare purchasing levels and payment streams. Due to the significance of these actions on revenue streams, management expects that it, along with its non-exclusive distributors, will continue to monitor the activities of the U.S. Congress and HCFA as they relate to Medicare and prospective payments.

        The Company's licensing fees revenue represents licensing payments received for the Company's TheraSphere® technology. Such licensing fees have not been, nor does management expect them to become, material in the foreseeable future.

        Gross profit decreased to 69.1% of revenue in 2000 from 69.6% of revenue in 1999. This decline in gross profit margin was primarily a result of the increase in depreciation expense for the additional cyclotrons that were ordered almost two years ago to meet sales forecasts made at that time by Indigo. The non-cash depreciation charge related to manufacturing for 2000 increased to $5.0 million from $3.6 million for 1999. The increase reflects fourteen cyclotrons being in operation by December 31, 2000, versus only eleven cyclotrons in operation by December 31, 1999. The increase in depreciation was partially offset by improved efficiencies and automation in the Company's proprietary production processes, and the utilization of certain manufacturing materials and resources in research and development activities.

        Selling, general and administrative ("SG&A") expenses were $6.9 million in 2000 compared to $6.3 million in 1999, an increase of $600,000 or 9.5%. This increase was primarily due to an increase in compensation and benefits, customer service and patient information expenses which had been previously borne by Indigo prior to August 2000, and start-up costs related to the Company's construction project in Oak Ridge, Tennessee. These increases were partially offset by a reduction in legal and professional fees.

        The Company expects increases in SG&A expenses as a result of the termination of the Indigo Agreement. (See "Sales and Marketing Agreements" below.)

        Research and development (R&D) expenses increased to $2.1 million, or 4.8% of revenue, in 2000, compared to $709,000, or 1.6% of revenue, in 1999. The increase in R&D expenses was a result of the Company's R&D initiatives, including restenosis studies carried out by the Atlanta Cardiovascular Research Institute (see below), and development efforts to improve the Company's proprietary production processes. The Company's research and development initiatives are intended to expand the application of Pd-103 and TheraSeed® to other oncological and non-oncological uses, and explore options for using the Company's expertise and capabilities in other areas. Management plans to continue to increase efforts in research and development as its initiatives to diversify move forward and expects R&D expenditures to increase to as much as 7.5% of revenue in 2001. However, R&D spending is dependent on the complex scheduling of research and development activities in progress as well as the pursuit of other appropriate opportunities as they arise. Accordingly, R&D expenses may fluctuate significantly from period to period.

         As part of its R&D initiatives, the Company has an agreement with the Atlanta Cardiovascular Research Institute (ACRI) to conduct pre-clinical animal studies addressing the use of Pd-103 for the prevention of restenosis. Restenosis is the reclosing of arteries that often occurs after coronary angioplasties. It is estimated that nearly one-third of the 650,000 coronary angioplasties performed in the United States each year fail or restenose within the first few months of the operation. In the first phase of the study, which began in April 2000, the Company delivered catheter-based Pd-103 devices to ACRI to demonstrate the effectiveness of Pd-103 in inhibiting restenosis-like changes in pig coronary arteries after balloon angioplasty. The preliminary data from Phase I of the study, reported in August 2000, showed that the inhibitory effects of Pd-103 are similar to that of other emitters, both beta and gamma, with efficacy possibly achieved with a lower dose. Based on the preliminary data, the Company is continuing its pre-clinical animal studies, and expects longer-term data to be available in 2001. The Company is planning to conduct clinical feasibility trials in humans for coronary in-stent restenosis in 2001. The commencement and completion of any human trials will be dependent upon receiving successful results from the ongoing additional pre-clinical animal studies, as well as the evaluation of potential competing forms of treatment.

        Other R&D efforts are also underway, including the use of Pd-103 in treating the wet form of aged-related macular degeneration. This disease is a degeneration of eyesight that, in some cases, can lead to complete blindness. The Company expects to begin animal studies for this application during 2001.

        Other income, excluding minimum income described below, increased to $1.8 million in 2000 from $1.3 million in 1999. Other income consists primarily of interest income generated from the Company's short-term investments and high quality municipal bond investments. The increase was attributable to additional funds being available for investment during 2000 as a result of cash generated from operations. Funds available for investment have and will continue to be utilized for the Company's current and future expansion programs and research and development activities. To the extent that funds continue to be used for these programs and activities, management expects other income to fluctuate accordingly.

        The Company recognized $5.4 million of other income in the third quarter of 2000 related to Theragenics' billing for purchase minimum shortfalls under the Sales and Marketing Agreement with Indigo. This increased net earnings during 2000 by $3.5 million, or $.12 per diluted share. (See "Sales and Marketing Agreements" below).

        The Company's effective income tax rate was approximately 35% for 2000 and 1999. The Company's income tax rate in each period is lower than the statutory rates primarily due to the recognition of tax credits generated by the Company's investments in its expansion projects and research activities, and tax-exempt interest income.

Sales and Marketing Agreements

        During the first half of 2000, Indigo did not meet the contractual minimum purchase requirements under the terms of the Sales and Marketing Agreement between the Company and Indigo (the "Agreement" or the "Indigo Agreement"). As provided by the Agreement, in the third quarter of 2000, the Company invoiced Indigo for payments totaling $5.4 million relating to the shortfall in the minimum purchase requirements for the first half of 2000. As a result of this demand for payment, Indigo had the option to exit the Agreement upon one year's notice and, in August 2000, exercised this option. Under the termination provisions of the Agreement and upon exercise of their termination option, Indigo immediately forfeited exclusive sales and marketing rights, but retained non-exclusive sales and marketing rights to TheraSeed® for prostate cancer until August 10, 2001. In December 2000, the parties agreed to accelerate the termination of Indigo's distribution rights to be effective January 5, 2001. As a result of the accelerated termination, Theragenics agreed to waive any capital carrying costs that Indigo would have otherwise been obligated to pay under the provisions of termination in the Agreement. The carrying costs that would have been payable by Indigo would have been based on the cost of cyclotrons already in service but not being used to full capacity to support product sales. Since that calculation is dependent on actual product sales, the actual amount of the carrying costs waived cannot be determined. Indigo is also prohibited from selling a competing radioactive device for the treatment of prostate cancer through August 10, 2002. As of January 6, 2001, Indigo no longer distributes TheraSeed® and the former Indigo customers can order TheraSeed® implants directly from Theragenics or any of the Company's non-exclusive distributors.

        If Indigo had not exercised its option to exit the Agreement, the shortfall in the minimum purchase requirements for the first half of 2000 would have been subject to adjustment, based on Indigo's sales of TheraSeed® during the second half of 2000. Indigo's notification of termination in August 2000 eliminated the possibility of adjustment and, accordingly, Theragenics recorded the $5.4 million purchase minimum amount due from Indigo as other income in the third quarter of 2000. The $5.4 million payment, which was also received from Indigo in the third quarter of 2000, added approximately $3.5 million or $0.12 per diluted share to net earnings for the year.

        As a result of Indigo's decision to exit the Agreement, the Company immediately regained the right to sell TheraSeed® for prostate cancer treatment directly to physicians and to other third-party distributors. Subsequent to Indigo's August 2000 decision to exit the Agreement, Theragenics executed non-exclusive distribution agreements with four companies for the distribution of TheraSeed®; Nycomed Amersham, a provider of medical diagnostics and radiotherapy products; Imagyn Medical Technologies, Inc., a manufacturer and distributor of medical devices, including brachytherapy products for the treatment of cancer; C.R. Bard, Inc., a multinational developer, manufacturer and marketer of healthcare products in the fields of vascular, urology, oncology and surgical specialty products; and Prostate Services of America, Inc., a nationwide supplier of complete solutions for prostate brachytherapy. The five-year agreements give each distributor the right to distribute TheraSeed® immediately in the U.S., Canada and Puerto Rico for the treatment of prostate cancer and other solid localized cancerous tumors. The Company continues to explore additional non-exclusive distribution agreements in order to take advantage of multiple distribution channels and expand its market coverage.

        To the extent that the Company is able to obtain sales directly to physicians for its own account, the distributors' margin, which can run approximately 25% to 30%, would be captured by Theragenics, in addition to its margin as manufacturer. For sales through the non-exclusive distributor agreements, this margin will be captured by the distributor, similar to the Indigo Agreement. Since the Company does not currently intend to build its own sales force, Theragenics' ability to capture TheraSeed® accounts for direct to physician sales will primarily be a function of the sales and marketing success of competitors, including the Company's non-exclusive distributors. Theragenics expects its non-exclusive distributors to aggressively market to the former Indigo customers. Accordingly, the Company expects that its average per unit sales price will increase slightly early in 2001, but rapidly decline to the 2000 level.

        The Company expects that marketing expenses could increase by up to $2.4 million in the next year as it supports its brand in an attempt to increase demand for TheraSeed® implants. It is expected that this support will take the form of TheraSeed® brand advertising to consumers and physicians, clinical studies aimed at showing the superiority of TheraSeed® implants in the treatment of prostate cancer, technical field support to TheraSeed® customers and other customer service and patient information activities.

        Over the past thirteen years, and prior to Indigo exiting from the Agreement, the Company took all orders for TheraSeed&#174, performed all customer service and patient information functions, and shipped TheraSeed&#174 directly to physicians. Because these functions have always been performed by Theragenics, minimal interruption of service or product delivery to current customers is expected. However, as with any significant change, transition challenges associated with these marketing and distribution changes may arise that could significantly impact the TheraSeed&#174 market and thereby Theragenics'; near term financial performance.

Year Ended December 31, 1999, Compared to year Ended December 31, 1998

        Revenues were $43.7 million in 1999 compared to $38.0 million in 1998, an increase of $5.7 million or 15.0%. The Company believes that adjustments Indigo made to its sales and marketing programs for TheraSeed&#174 from the prior year contributed to the increase in sales.

     Licensing fees represent royalty payments with respect to the Company's licensed TheraSphere® technology.

        Gross profit percentage decreased to 69.6% of revenue in 1999 from 71.4% of revenue in 1998. This decrease was attributable to an increase in the manufacturing fixed cost base as depreciation and other fixed expenses associated with additional cyclotrons and new manufacturing facilities were incurred during 1999. As additional cyclotrons come on line, margins generally decline because each machine represents excess capacity for a period while carrying its full component of fixed costs, including depreciation. Eleven cyclotrons were operational at December 31, 1999.

        Selling, general and administrative expenses were $6.3 million in 1999 compared to $6.0 million in 1998, reflecting an increase of $300,000 or 5.0%. This increase was due primarily to increases in compensation and benefits as a result of the increasing scope of the Company';s operations.

        Research and development (R&D) expenses were $709,000 in 1999 compared to $448,000 in 1998. The increase in R&D expenses was a result of development efforts to improve the Company';s proprietary production processes and an increased emphasis on the Company';s R&D initiatives.

        Other income was approximately $1.3 million for both 1999 and 1998, comprised primarily of interest income generated from the Company';s short-term investments and high quality municipal bond investments.

        The Company';s effective income tax rate was 35.1% for 1999 and 36.0% for 1998. The Company';s income tax rate in each period is lower than the statutory rates primarily due to the recognition of tax credits generated by the Company';s investments in its expansion projects and research activities, and tax-exempt interest income.

Liquidity and Capital Resources

        The Company had cash, short-term investments and marketable securities of $45.2 million at December 31, 2000, compared to $33.9 million at December 31, 1999. Marketable securities consist primarily of high-credit quality municipal obligations, in accordance with the Company';s investment policies. The increase in cash, short-term investments and marketable securities was a result of cash generated by operations, including the receipt of the purchase minimum payment from Indigo, partially offset by capital expenditures. Working capital was $49.9 million at December 31, 2000, compared to $40.8 million at December 31, 1999. The Company also has an Unsecured Credit Agreement with a financial institution that provides for maximum borrowings of $40.0 million under two lines of credit, and an additional uncommitted $10.0 million line of credit. Letters of credit totaling approximately $800,000 were outstanding under the terms of the Unsecured Credit Agreement at December 31, 2000.

        Cash generated by operations was $28.6 million and $21.5 million in 2000 and 1999, respectively. Cash generated from operations consists of net earnings plus non-cash expenses such as depreciation, amortization and deferred income tax expense. Depreciation and amortization increased to $5.5 million in 2000 from $3.9 million in 1999. The increase in depreciation and amortization was a result of the increase in the number of cyclotrons that were operational during 2000.

        The Company';s primary use of cash in 2000 and 1999 related to capital spending to increase manufacturing capacity. Capital expenditures were $17.3 million and $14.1 million in 2000 and 1999, respectively. These expenditures related primarily to the Company';s PSP Project (see below), the addition of cyclotrons and supporting facilities and the Company';s new headquarters facility.

        The U.S. Department of Energy (DOE) has granted Theragenics access to unique DOE technology, known as the Plasma Separation Process (PSP), for use in production of isotopes, including Pd-103 (the ";PSP Project";). This technology venture represents part of a DOE initiative to redirect Cold War assets to peacetime use and cushion the economic impact of U.S. Defense Department cutbacks. The Company expects that the use of the PSP technology could significantly increase its Pd-103 capacity and allow for expanded use of Pd-103 and TheraSeed&#174 beyond treatment of prostate cancer to new medical applications. The Company also believes that the PSP Project may allow it to explore options for applying this technology to other uses, including the production of isotopically engineered materials for use in medical and non-medical applications, though there are no assurances that this will be achieved. The Company is constructing a facility in the Oak Ridge, Tennessee area to house the equipment, infrastructure and work force necessary to support the production of isotopes, including Pd-103, using this DOE technology. Construction costs of approximately $17.9 million have been incurred on the PSP Project through December 31, 2000, and the Company expects to invest an additional $7.1 million - $12.1 million through 2001 to complete this manufacturing and R&D facility.

        The PSP Project is expected to become operational in 2001, though no revenues are expected to be generated from the PSP Project in 2001. Accordingly, the PSP Project is expected to increase operating expenses by approximately $2.0 million in 2001, with the significant portion of these expenses incurred in the second half of the year. Additionally, costs to be incurred in the production of stable isotopes are expected to require an investment in inventory of up to $5.0 million.

        As part of the PSP Project, the Company has leased land in the Oak Ridge, Tennessee area and equipment previously used by the government to produce isotopes. As a result of the sensitive nature of the equipment, the specialized technology involved and the restrictions on access to unique DOE-operated facilities, the Company has contracted with the DOE';s primary contractor for the Oak Ridge government installation to handle certain technical and operational services that are critical to the project, including moving, reassembling and recommissioning equipment currently in storage, designing and fabricating new parts and modifications to the equipment and DOE facilities; and operating and providing ongoing access to the DOE facilities. The success of the project is dependent on the continued cooperation of the DOE and its primary contractor, which could be adversely affected by future changes in governmental program priorities and funding. If the equipment cannot be moved and recommissioned successfully, if there are problems with the operation or modification of the DOE-operated facilities, or if unforeseen challenges arise, the project may not be successful or the costs or timeliness associated with the project could exceed current estimates.

In addition to using cash to fund the PSP Project in 2001, the Company expects that R&D spending will continue to increase. Pre-clinical animal studies addressing the use of Pd-103 for the prevention of restenosis are underway, and other R&D activities are also occurring (see ";Results of Operations";, above). The Company expects that R&D expense spending may total up to approximately 7.5% of revenue in 2001, but could vary depending on the scheduling and progress of R&D activities as well as the pursuit of currently unforeseen opportunities.

        Cash provided by financing activities was $121,000 and $286,000 in 2000 and 1999, respectively, and primarily consisted of cash proceeds from the exercise of stock options and warrants. 1999 also included $100,000 in financing fees paid in connection with the Company';s $40.0 million Unsecured Credit Facility.

        The Company believes that current cash and investment balances, cash from future operations and credit facilities, will be sufficient to meet its currently anticipated working capital and capital expenditure requirements. In the event additional financing becomes necessary, management may choose to raise those funds through other means of financing as appropriate.

Forward Looking Statements

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding sales and marketing efforts, Theragenics'; establishment of new sales, marketing and distribution initiatives for TheraSeed&#174, ___ market opportunities and transition challenges that may arise, effectiveness of non-exclusive distribution agreements, plans for new distributors, pricing for TheraSeed&#174, future cost of sales, R&D efforts and expenses, SG&A expenses, other income, timing and ultimate outcome of the Company';s efforts in restenosis and macular degeneration, potential new products and opportunities, the PSP Project, and the sufficiency of the Company';s liquidity and capital resources. From time to time, the Company may also make other forward-looking statements relating to such matters as well as anticipated financial performance, business prospects, technological developments, research and development activities and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with research and development activities, including animal studies and clinical trials related to new products, risks associated with new product development cycles, effectiveness and execution of marketing and sales programs of Theragenics and its non-exclusive distributors, potential costs and delays in capacity expansion, (especially as it relates to the PSP Project), the actual start-up for the PSP Project, potential changes in product pricing and competitive conditions, continued acceptance of TheraSeed&#174 by the market, execution and effectiveness of a transition from Indigo to Theragenics, execution and effectiveness of competitors and their ability to capitalize on this period of change, management of growth, acceptance and efficacy of Pd-103 for other applications, adverse changes in governmental program priorities and budgetary funding by the relevant governmental authorities, potential costs and delays in the startup and refinement of technology and related equipment, potential equipment failure, potential inability to obtain, construct or install necessary parts or modifications to production equipment or facilities, government regulation of the therapeutic radiological pharmaceutical and device business, and potential changes in third-party reimbursement.

Quarterly Results

The following table sets forth certain statement of operations data for each of the Company';s last eight quarters. This unaudited quarterly information has been prepared on the same basis as the annual audited information presented elsewhere in this Form 10-K, reflects all adjustments (consisting only of normal, recurring adjustments) which are, in management';s opinion, necessary for a fair presentation of the information for the periods covered and should be read in conjunction with the financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period. Quarterly data presented may not reconcile to totals or full year results due to rounding.

	1999				2000
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr
	(Amounts in thousands, except per share data)

Total revenues	$9,164	$11,121	$11,480	$11,953	$11,279	$11,524	$10,536	$10,665
Cost of product
sales	3,380	3,187	3,458	3,268	3,302	3,475	3,579	3,222
Gross profit	5,784	7,934	8,022	8,685	7,977	8,049	6,957	7,443
Selling,
general and
administrative	1,407	1,761	1,697	1,435	1,821	1,642	1,678	1,731
Research and
development	139	140	203	227	348	571	596	593
Other income	274	346	331	322	414	419	5,904	516
Net earnings before
income
taxes	4,512	6,379	6,453	7,345	6,222	6,255	10,587	5,635
Income tax expense	1,632	2,322	2,064	2,659	2,228	2,155	3,777	1,859
Net earnings	$2,880	$4,057	$4,389	$4,686	$3,994	$4,100	$6,810	$3,776
Earnings per common
share:
Basic	$0.10	$0.14	$0.15	$0.16	$0.14	$0.14	$0.23	$0.13
Diluted	$0.10	$0.14	$0.15	$0.16	$0.13	$0.14	$0.23	$0.13
Weighted average
shares
outstanding:
Basic:	29,427	29,474	29,503	29,510	29,521	29,527	29,531	29,557
Diluted	29,872	29,867	30,065	30,077	30,267	30,021	29,903	29,808

Inflation

     Management does not believe that the relatively moderate levels of inflation which have been experienced in the United States in recent years have had a significant effect on the Company's net sales or profitability.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company's market risk exposure related to market risk sensitive financial instruments is not material. As of December 31, 2000, there were no outstanding borrowings under the Company's Unsecured Credit Agreement.

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

Item 10. Directors and Officers of Registrant*

Item 11. Executive Compensation*

Item 12. Security Ownership of Certain Beneficial Owners and      Management*

Item 13. Certain Relationships and Related Transactions*

     *The information called for by Items 10, 11, 12 and 13 is omitted from this Report and is incorporated by reference to the
     definitive Proxy Statement to be filed by the Company not later than 120 days after December 31, 2000, the close of its fiscal year.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     a) The following documents are filed as part of this Report.

     1. Financial Statements
       See index to financial statements

     2. Financial Schedules
       See the index to financial schedules

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
the Company, John L. Russell,
Jr., and Georgia Tech Research Institute, (incorporated by
reference to Exhibit 10.8 of the Company's registration statement on Form S-1, File No.
33-7097, and post-effective amendments thereto)
10.3	-	1986 Incentive and Non-Incentive Stock
Option Plan*, (incorporated by reference to Exhibit 10.11 of the Company's registration statement on Form S-1, File No. 33-7097, and
post-effective amendments thereto)
10.4	-	1990 Incentive and Non-Incentive Stock
Option Plan*, (incorporated by reference to Exhibit 10.10 of the Company's report on Form 10-K for the year ended December 31, 1990)
10.5	-	Agreement with Nordion International Inc.,
(incorporated by reference to the Company's report on Form 8-K dated March 23, 1995)
10.6	-	Rights Agreement dated as of February 17,
1997 between the Company and SunTrust
Bank, Atlanta, (incorporated by reference to Exhibit
99.1 of the Company's registration statement on
Form 8-A filed February 27, 1997)
10.7	-	Theragenics Corporation 1995 Stock Option
Plan*, (incorporated by reference to Exhibit
10.1 of the Company's common stock registration
statement on Form S-8, file no. 333-15313)
10.8	-	1997 Stock Incentive Plan, (incorporated by reference to appendix B of the
Company's proxy statement for its 1997 Annual Meeting of Stockholders filed on Schedule 14A)*
10.9	-	Marketing and Sales Agreement by and
between the Company and Indigo Medical,
Inc. dated May 30, 1997 (incorporated by reference to
Exhibit 10 of the Company's report on Form 10-Q for the quarterly period ended September 30, 1997)
10.10	-	Theragenics Corporation Employee Stock Purchase Plan*, (incorporated by reference to appendix A of the Company's proxy statement for its 1998 Annual
Meeting of Stockholders filed on Schedule 14A)
10.11	-	Employment agreement of Bruce W. Smith*, (incorporated by reference to Exhibit
10.22 of the Company's report on Form 10-K for the year ended December 31,1998)
10.12	-	Sublease dated March 25, 1999 between Theragenics Corporation and
Community Reuse Organization of East Tennessee, (incorporated by reference to Exhibit 10.1 of the Company's report on Form 10-Q for the quarterly period ended March 31, 1999)
10.13	-	Work for Others Agreement dated March 25, 1999 between Theragenics
Corporation and Lockheed Martin Energy Research Corporation, (incorporated by reference to Exhibit 10.2 of the Company's report on Form 10-Q for the quarterly period ended March 31, 1999)
10.14	-	Credit Agreement between Theragenics Corporation and Wachovia Bank,
National Association, (incorporated by reference to Exhibit 10.1 of the
Company's report on Form 10-Q for the quarterly period ended September 30,
1999)
10.15	-	Theragenics Corporation 2000 Stock Incentive Plan* (incorporated by reference to
Exhibit 10.16 of the Company's report on Form 10-K for the year ended
December 31, 1999)
10.16	-	Employment Agreement of M. Christine Jacobs* (incorporated by reference to
Exhibit 10.1 of the Company's report on Form 10-Q for the quarterly period ended March 31, 2000)
24.1	-	of Independent Public Accountants
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

Dated: March 26, 2001
        Buford, Georgia

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ M. Christine Jacobs	Chief Executive Officer	3/26/01
M. Christine Jacobs	(Principal Executive Officer);
Director, Chairman
/s/ Bruce W. Smith	Chief Financial Officer,	3/26/01
Bruce W. Smith	Treasurer (Principal
Financial and Accounting
Officer) and Secretary
/s/ Otis W. Brawley	Director	3/26/01
Otis W. Brawley
/s/ Orwin L. Carter	Director	3/26/01
Orwin L. Carter
/s/ Earnest W. Deavenport, Jr.	Director	3/26/01
Earnest W. Deavenport, Jr.
/s/ Patrick L. Flinn	Director	3/26/01
Patrick L. Flinn
/s/ John V. Herndon	Director	3/26/01
John V. Herndon
/s/ Peter A.A. Saunders	Director	3/26/01
Peter A.A. Saunders

THERAGENICS CORPORATION
TABLE OF CONTENTS
Page
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENTS ..........................................................................................................................	43

FINANCIAL STATEMENTS

Balance Sheets - December 31, 1999 and 2000 ......................................................................................................	44

Statements of Earnings for each of the three years in
the period ended December 31, 2000 .....................................................................................................................	46

Statements of Shareholders' Equity for each of the three
years in the period ended December 31, 2000 ........................................................................................................	47

Statements of Cash Flows for each of the three years
in the period ended December 31, 2000 ..................................................................................................................	49

NOTES TO FINANCIAL STATEMENTS ............................................................................................................	51

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE ....................................................	65

Schedule II - Valuation and Qualifying Accounts for each
of the three years in the period ended December 31, 2000.........................................................................................	66

Report of Independent Certified Public Accountants

Board of Directors

Theragenics Corporation

      We have audited the balance sheets of Theragenics Corporation (a Delaware corporation) as of December 31, 1999 and 2000, and the related statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Theragenics Corporation as of December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
January 17, 2001

Theragenics Corporation

BALANCE SHEETS

December 31,

(Amounts in thousands)

ASSETS

	1999	2000
CURRENT ASSETS

Cash and short-term investments	$18,765	$29,722
Marketable securities	15,137	15,459
Trade accounts receivable, less allowance of
$43 in 1999 and $21 in 2000	7,333	6,976
Inventories	1,172	1,324
Deferred income tax asset	432	355
Prepaid expenses and other current assets	963	1,004

Total current assets	43,802	54,840

PROPERTY, PLANT AND EQUIPMENT - AT COST
Buildings and improvements	20,453	26,156
Machinery and equipment	37,010	45,552
Office furniture and equipment	436	618
	57,899	72,326
Less accumulated depreciation	10,676	15,972
	47,223	56,354
Land and improvements	848	832
Construction in progress	16,010	18,446
	64,081	75,632

OTHER ASSETS	160	228
	$108,043	$130,700

The accompanying notes are an integral part of these statements.

LIABILITIES AND SHAREHOLDERS' EQUITY

	1999	2000
CURRENT LIABILITIES
Accounts payable
Trade $	783	$ 977
Construction	843	356
Accrued salaries, wages and payroll taxes	333	488
Income taxes payable	563	2,866
Other current liabilities	466	301

Total current liabilities	2,988	4,988
DEFERRED INCOME TAXES	3,900	5,475
OTHER LIABILITIES	78	74
COMMITMENTS AND CONTINGENCIES	-	-
SHAREHOLDERS' EQUITY
Common stock - authorized 100,000 shares
of $.01 par value; issued and outstanding,
29,514 in 1999 and 29,579 in 2000	295	296
Additional paid-in capital	59,600	60,005
Retained earnings	41,182	59,862
	101,077	120,163

	$ 108,043	$ 130,700

Theragenics Corporation

STATEMENTS OF EARNINGS

Year ended December 31,

(Amounts in thousands, except per share data)

	1998	1999	2000
Revenue
Product sales - affiliate	$ 37,775	$ 43,473	$ 43,763
Product sales	83	145	135
Licensing fees	100	100	106
	37,958	43,718	44,004
Cost of sales	10,869	13,293	13,578
Gross profit	27,089	30,425	30,426
Operating expenses
Selling, general and administrative	6,000	6,300	6,872
Research and development	448	709	2,108
	6,448	7,009	8,980
Earnings from operations	20,641	23,416	21,446
Other income (expense)
Minimum income	-	-	5,444
Interest income	1,318	1,316	1,942
Interest and financing costs	(56)	(93)	(133)
Other	-	50	-
	1,262	1,273	7,253
Net earnings before income taxes	21,903	24,689	28,699
Income tax expense	7,880	8,677	10,019
Net earnings	$14,023	$16,012	$18,680
Net earnings per common share
Basic	$ .48	$ .54	$ .63
Diluted	$ .46	$ .53	$ .62

The accompanying notes are an integral part of these statements.

Theragenics Corporation

STATEMENTS OF SHAREHOLDERS' EQUITY

For the three years ended December 31, 2000

(Amounts in thousands)

	Common stock		Additional
	Number of	Par value	paid-in	Retained
	shares	$.01	capital	earnings	Total
Balance, December 31, 1997	29,076	291	$55,594	$11,147	$67,032
Exercise of stock options and warrants,
net of 8 shares redeemed	330	3	459	-	462
Stock based compensation	-	-	164	-	164
Income tax benefit from stock options exercised	-	-	2,704	-	2,704
Net earnings for the year	-	-	-	14,023	14,023
Balance, December 31, 1998	29,406	294	58,921	25,170	84,385
Exercise of stock options and warrants	97	1	322	-	323
Common stock issued under employee stock purchase plan	11	-	73	-	73
Stock based compensation	-	-	276	-	276

Theragenics Corporation

STATEMENTS OF SHAREHOLDERS' EQUITY - CONTINUED

For the three years ended December 31, 2000

(Amounts in thousands)

	Common stock		Additional
	Number of	Par value	paid-in	Retained
	shares	$.01	capital	earnings	Total
Income tax benefit from stock options and stock purchase plan	-	-	8	-	8
Net earnings for the year	-	-	-	16,012	16,012
Balance, December 31, 1999	29,514	$ 295	$59,600	$441,182	$101,007
Exercise of stock options, net of 44 shares redeemed	52	1	35	-	36
Common stock issued under employee stock purchase plan	13	-	85	-	85
Stock based compensation	-	-	189	-	189
Income tax benefit from stock options and stock purchase plan	-	-	96	-	96
Net earnings for the year	-	-	-	18,680	18,680
Balance, December 31, 2000	29,579	$ 296	$60,005	$59,862	$120,163

The accompanying notes are an integral part of these statements.

Theragenics Corporation

STATEMENTS OF CASH FLOWS

Year ended December 31,

(Amounts in thousands)

	1998	1999	2000
Cash flows from operating activities:
Net earnings	$14,023	$16,012	$18,680
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	2,366	3,887	5,464
Deferred income taxes	710	1,468	1,652
Income tax benefit from stock options	2,704	8	96
Stock-based compensation	-	78	(4)
Provision for allowances	268	263	(341)
Loss on disposal of equipment	-	4	-
Change in assets and liabilities:
Accounts receivable	(4,193)	(322)	379
Inventories	(615)	(665)	167
Prepaid expenses and other current assets	(301)	(384)	(41)
Other assets	-	-	(115)
Accounts payable	(807)	155	194
Accrued salaries, wages and payroll taxes	(191)	(166)	155
Income taxes payable	(680)	688	2,303
Other current liabilities	179	149	(165)
Net cash provided by operating activities	13,627	21,451	28,613
Cash flows from investing activities:
Purchase and construction of property and equipment	(26,249)	(14,129)	(17,334)
Purchase of marketable securities	(2,610)	(11,985)	(10,013)
Maturities of marketable securities	4,150	3,600	9,570
Net cash used by investing activities	(24,709)	(22,514)	(17,777)

Theragenics Corporation

STATEMENTS OF CASH FLOWS - CONTINUED

Year ended December 31,

(Amounts in thousands)

	1998	1999	2000
Cash flows from financing activities:
Proceeds from exercise of stock options,
warrants and stock purchase plan	462	396	121
Financing fees	-	(110)	-
Net cash provided by
financing activities	462	286	121
Net increase (decrease) in cash and
short-term investments	(10,620)	(777)	10,957
Cash and short-term investments
at beginning of year	30,162	19,542	18,765
Cash and short-term investments
at end of year	$ 19,542	$ 18,765	$ 29,722

Supplementary Cash Flow Disclosure
Interest paid, net of amounts capitalized	$ 56	$ 93	$ 133
Income taxes paid	$ 5,650	$ 6,513	$ 6,158

The accompanying notes are an integral part of these statements.

Theragenics Corporation

NOTES TO FINANCIAL STATEMENTS

December 31, 1999 and 2000

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

        Theragenics Corporation (the "Company") is the manufacturer of TheraSeed®, an implantable radiation device used primarily in the treatment of prostate cancer. TheraSeed® is a U.S. Food and Drug Administration (FDA) licensed device based on Palladium 103 (Pd-103), a radioactive isotope. Under a Sales and Marketing Agreement between Theragenics and Indigo Medical, Inc. (Indigo) entered into in May 1997 (the "Agreement"), Indigo held the exclusive worldwide rights to distribute TheraSeed® for prostate cancer. In August 2000, Indigo exercised its option and gave notice of termination of the Agreement. Subsequent to Indigo's notice of termination, Theragenics has sold its TheraSeed® product directly to physicians and to other third-party distributors (see Note D). Physicians, hospitals and other healthcare providers, located primarily in the United States, utilize the TheraSeed® product. The Company has received regulatory approval for the marketing of TheraSeed® throughout the member countries of the European Union by obtaining CE Marking. Sales of TheraSeed® in Europe were not significant in any of the three years in the period ended December 31, 2000.

        The Company competes in a market characterized by rapid technological innovation, significant research efforts and continual scientific discoveries. This market is also subject to significant regulatory oversight at the federal, state and local levels. The regulatory bodies include, among others, the FDA, the Nuclear Regulatory Commission, various states' agencies such as the Departments of Natural and Human Resources, and the Occupational and Health Safety Administration, as well as the European counterparts of these U.S. governmental units. The Company is therefore directly affected by changes in technology and products, as they may apply to cancer treatment, governmental regulations related to its industry and the well being of the healthcare industry. NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

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

  December 31, 1999 and 2000

  NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

  Revenue Recognition

  Revenue from product sales is recognized upon shipment. Licensing fees are recognized in the period to which they relate.
  Cash and Short-Term Investments

  For purposes of reporting cash flows, cash and short-term investments include cash on hand, cash in banks and variable rate demand notes and commercial paper with original maturities of less than 90 days.

  Marketable Securities

  Marketable securities consist primarily of high-credit quality municipality obligations in accordance with the Company's investment policies. Marketable securities are classified as available for sale and are reported at fair value, based upon quoted market prices at the balance sheet date. The amortized cost of marketable securities approximated their fair value at both December 31, 1999 and 2000. The estimated fair value of marketable securities by contractual maturity at December 31, 2000 is as follows:
Due in one year or less	$14,179,000
Due after one year through five years	1,280,000

  Inventories

  Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist primarily of spare parts, components and work in process.

  Property, Equipment, Depreciation and Amortization

  Property and equipment are recorded at historical cost. Depreciation and amortization is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated services lives on a straight-line basis. Depreciation and amortization expense related to property and equipment charged to operations was approximately $2,336,000, $3,786,000 and $5,296,000 for 1998, 1999 and 2000, respectively. Estimated services lives are 30 years for buildings and improvements, and 3 to 10 years for machinery, equipment and furniture.

  Theragenics Corporation

  NOTES TO FINANCIAL STATEMENTS - CONTINUED

  December 31, 1999 and 2000

  NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

  Property, Equipment, Depreciation and Amortization - Continued

  A significant portion of the Company's depreciable assets is utilized in the production of its product. Management periodically evaluates the realizability of its depreciable assets in light of its current industry environment. Management believes that no impairment of depreciable assets exists at December 31, 2000. It is possible, however, that management's estimates concerning the realizability of the Company's depreciable assets could change in the near term due to changes in the technological and regulatory environment.

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

  Research and Development Costs

  Research and development costs are expensed when incurred.

  Advertising

  The Company expenses the cost of advertising as incurred. Advertising expense was not significant in any of the three years in the period ended December 31, 2000.

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

  December 31, 1999 and 2000

  NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Theragenics Corporation

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 1999 and 2000

NOTE C - CONSTRUCTION IN PROGRESS AND PURCHASE COMMITMENTS

        The U.S. Department of Energy (DOE) has granted Theragenics access to unique DOE technology for use in production of isotopes, including Pd-103. This technology venture represents part of a DOE initiative to redirect Cold War assets to peacetime use and cushion the economic impact of U.S. Defense Department cutbacks. The Company is constructing a facility in Oak Ridge, Tennessee to house the equipment, infrastructure and work force necessary to support the production of isotopes, including Pd-103, using this DOE technology. The Company expects to invest approximately $25 million to $30 million through 2001 to build this manufacturing and R&D facility. Construction costs of approximately $17.9 million have been incurred on this project as of December 31, 2000, and are included in construction in progress.

NOTE D - MARKETING AND SALES AGREEMENT AND MAJOR CUSTOMER

        During the first half of 2000, Indigo not meet the contractual minimum purchase requirements under the terms of the Agreement. As provided by the Agreement, in the third quarter of 2000, the Company invoiced Indigo for payments totaling $5.4 million relating to the shortfall in the minimum purchase requirements for the first half of 2000. As a result of this demand for payment, Indigo had the option to exit the Agreement upon one year's notice and, in August 2000, exercised this option. Under the termination provisions of the Agreement and upon exercise of their termination option, Indigo immediately forfeited exclusive sales and marketing rights, but retained non-exclusive sales and marketing rights to TheraSeed® for prostate cancer until August 10, 2001. In December 2000, the parties agreed to accelerate the termination of Indigo's distribution rights to be effective January 5, 2001. Indigo is also prohibited from selling a competing radioactive device for the treatment of prostate cancer through August 10, 2002. As of January 6, 2001, Indigo no longer distributes TheraSeed® and the former Indigo customers can order TheraSeed® implants directly from Theragenics or any of its non-exclusive distributors.

        If Indigo had not exercised its option to exit the Agreement, the shortfall in the minimum purchase requirements for the first half of 2000 would have been subject to adjustment, based on Indigo's sales of TheraSeed® during the second half of 2000. Indigo's notification of termination in August 2000 eliminated the possibility of adjustment and, accordingly, Theragenics recorded the $5.4 million purchase minimum amount due from Indigo as other income in the third quarter of 2000. The $5.4 million payment, which was also received from Indigo in the third quarter of 2000, added approximately $3.5 million or $0.12 per diluted share to net earnings for the year.

Theragenics Corporation

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 1999 and 2000

NOTE D - MARKETING AND SALES AGREEMENT AND MAJOR CUSTOMER - Continued

     As a result of Indigo's decision to exit the Agreement, the Company immediately regained the right to sell TheraSeed® for prostate cancer treatment directly to physicians and to other third-party distributors. Subsequent to Indigo's August 2000 decision to exit the Agreement, Theragenics executed non-exclusive distribution agreements with four companies for the distribution of TheraSeed®. The five-year agreements give each distributor the right to distribute TheraSeed® immediately in the U.S., Canada and Puerto Rico for the treatment of prostate cancer and other solid localized cancerous tumors.

     As a result of the Indigo Agreement, substantially all sales in 1998 and 1999, and approximately 97% of sales in 2000, were to Indigo. Additionally, substantially all accounts receivable and approximately 87% of accounts receivable were due from Indigo at December 31, 1999 and 2000, respectively. At December 31, 2000, approximately 13% of accounts receivable were due from two of the Company's non-exclusive distributors.

     Concurrent with the execution of the Indigo Agreement in 1997, Johnson & Johnson purchased 509,000 shares of the Company's common stock for $5.0 million in cash.

NOTE E - INCOME TAXES

The income tax provision consisted of the following (in thousands):

	1998	1999	2000
Current:
Federal	$ 6,570	$ 6,926	$ 7,798
State	600	283	569
	7,170	7,209	8,367
Deferred:
Federal	655	1,334	1,513
State	55	134	139
	710	1,468	1,652
	$ 7,880	$ 8,677	$ 10,019

Theragenics Corporation

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 1999 and 2000

NOTE E - INCOME TAXES - Continued

The Company's temporary differences result in a deferred income tax liability at December 31, 1999 and 2000, summarized as follows
(in thousands):

		December 31,
	1999	2000
Deferred tax assets:
Nondeductible accruals and allowances	$ 292	$ 202
Inventories	168	177
Stock compensation	161	232
Gross deferred tax assets	621	611
Deferred tax liabilities:
Property and equipment	(4,089)	(5,731)
Net deferred tax liability	$(3,468)	$(5,120)

The net deferred tax liability is classified in the accompanying balance sheets as follows (in thousands):

Current deferred tax asset	$ 432	$ 355
Long-term deferred tax liability	(3,900)	(5,475)
Net deferred tax liability	$(3,468)	$(5,120)

A reconciliation of the statutory federal income tax rate and the effective tax rate follows:

	1998	1999	2000

Tax at applicable federal rates	35.0%	35.0%	35.0%
State tax, net of federal income tax	1.9	2.0	2.1
Investment credits	-	(1.3)	(0.7)
Tax exempt interest	(1.1)	(0.8)	(1.6)
Other	0.2	0.2	0.1
	36.0%	35.1%	34.9%

Theragenics Corporation

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 1999 and 2000

NOTE F - UNSECURED CREDIT AGREEMENT

     The Company has an Unsecured Credit Agreement with a financial institution that expires in August 2003 and provides for borrowings of up to $40.0 million under two lines of credit. Interest on outstanding borrowings is payable monthly at the prime rate or a LIBOR based rate, at the option of the Company. The LIBOR based rate is equal to LIBOR plus a margin ranging from .7% to 1.55%, depending upon certain financial ratios of the Company. Under the Unsecured Credit Agreement, the Company has the option, through August 2001, of converting outstanding borrowings of up to $25.0 million to a term loan which would be repayable over 5 years. An additional uncommitted $10.0 million line of credit is also available under the Unsecured Credit Agreement, subject to the approval of the financial institution.

     Provisions of the Unsecured Credit Agreement limit the incurrence of additional debt and require the maintenance of certain financial ratios, among other things. As of December 31, 2000, the Company was in compliance with the provisions of the Unsecured Credit Agreement and there were no outstanding borrowings.

     The Company has letters of credit outstanding under the Unsecured Credit Agreement for approximately $800,000 relating to regulatory requirements. The letters of credit are subject to terms identical to those of borrowings under the Unsecured Credit Agreement.

NOTE G - COMMITMENTS AND CONTINGENCIES

Licensing Agreement

The Company holds a worldwide exclusive license from the University of Missouri for the use of technology, patented by the University, used in the Company's "TheraSphere®" product. The licensing agreement provides for the payment of royalties based on the level of sales and on lump sum payments received pursuant to a licensing agreement with Nordion International, Inc. (see below).

The Company has granted certain of its geographical rights under the licensing agreement with the University of Missouri to Nordion International, Inc., a Canadian company that is a producer, marketer and supplier of radioisotope products and related equipment. Under the Nordion agreement, the Company will receive a licensing fee for each geographic area in which Nordion receives new drug approval. The Company will also be entitled to a percentage of future revenues earned by Nordion as royalties under the agreement. Royalties from this agreement were not significant in any of the three years in the period ended December 31, 2000.

Theragenics Corporation

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 1999 and 2000

NOTE G - COMMITMENTS AND CONTINGENCIES - Continued

Lease Commitments

The Company leases land, space and office equipment under noncancelable leases that expire at various dates through April 2029. Approximate minimum lease payments under the leases are as follows: 2001, $316,000; 2002, $311,000; 2003, $314,000; 2004, $137,000; 2005, $137,000; and $3,185,000 thereafter.

Rent expense was approximately $190,000, $404,000 and $407,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

Contingencies

In January 1999, the Company and certain of its officers and directors were named as defendants in certain securities actions, alleging violations of the federal securities laws, including Sections 10(b), 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934, as amended. These actions have been consolidated into a single action pending in the U.S. District Court for the Northern District of Georgia. The complaint, as amended, purports to represent a class of investors who purchased or sold securities during the time period from January 29, 1998 to January 11, 1999. The amended complaint generally alleges that the defendants made certain misrepresentations and omissions in connection with the performance of the Company during the class period and seeks unspecified damages. On May 14, 1999 a stockholder of the Company filed a derivative complaint in the Delaware Court of Chancery purportedly on behalf of the Company, alleging that certain directors breached their fiduciary duties by engaging in the conduct that is alleged in the consolidated federal class action complaint. The derivative action has been stayed by the agreement of the parties. On September 3, 1999, the Company filed a motion to dismiss the consolidated federal class action complaint on the grounds that it failed to state a claim against the Company. On July 19, 2000, the Court granted the Company's motion to dismiss, and granted the plaintiffs leave to amend their complaint. On August 21, 2000, the plaintiffs filed a second amended complaint. On October 6, 2000 the defendants filed a motion to dismiss the second amended complaint, which is presently pending before the Court. Management believes these charges are without merit and intends to vigorously oppose the litigation, however, given the nature and early stage of the proceedings, the ultimate outcome of the litigation cannot be determined at this time. Accordingly, no provision for any liability that might result from this litigation has been made. The Company maintains insurance for claims of this general nature.

Theragenics Corporation

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 1999 and 2000

NOTE H - STOCK OPTIONS AND WARRANTS

Stock Options

The Company's board of directors has approved four stock option plans which in aggregate cover up to 5,000,000 shares of common stock. The plans provide for the expiration of options ten years from the date of grant and requires the exercise price of the options granted to be at least equal to 100% of market value on the date granted. Stock options become exercisable over a two to five year vesting period.

Stock option transactions for each of the three years in the period ended December 31, 2000 are summarized below (shares in thousands):

	1998		1999		2000
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	1,888	$ 7.95	1,734	$10.24	2,261	$ 9.99
Granted	157	20.07	564	8.77	176	7.66
Exercised	(311)	1.30	(37)	2.64	(96)	2.69
Forfeited	-	-	-	-	(60)	18.50
Outstanding, end of year	1,734	$10.24	2,261	$ 9.99	2,281	$ 9.90

The following table summarizes information about stock options outstanding at December 31, 2000 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Excise	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Price	December 31, 2000	Life (Years)	Price	December 31, 2000	Price
$1.63 - $3.19	491	4.3	$2.65	491	$2.65
$6.88 - $11.75	1,203	7.1	8.45	622	8.46
$16.56 - $26.63	587	7.2	18.92	339	19.07
	2,281	6.9	$ 9.90	1,452	$8.97

Theragenics Corporation

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 1999 and 2000

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

		1998	1999	2000
Net earnings	As reported	$ 14,023	$ 16,012	$ 18,680
	Pro forma	11,942	14,122	16,612
Basic net earnings per
common share	As reported	$ .48	$ .54	$ .63
	Pro forma	.41	.47	.57
Diluted net earnings per
common share	As reported	$ .46	$ .53	$ .62
	Pro forma	.40	.46	.56

The weighted average fair value of the options granted during 1998, 1999 and 2000 was $14.76, $6.37 and $5.06, respectively. The fair values were estimated using the Black Sholes options-pricing model with the following weighted average assumptions:

	1998	1999	2000
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	65.0%	77.3%	79.7%
Risk-free interest rate	5.0%	6.2%	5.4%
Expected life of option (years)	5.0	6.3	5.0

Theragenics Corporation

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 1999 and 2000

NOTE H - STOCK OPTIONS AND WARRANTS - Continued

Stock Options Issued to Non-Employees

During 1998, the Company issued 100,000 stock options to an individual for medical and cancer consulting services. The Company is recording consulting expenses based on the estimated fair value of the options at the grant date over the consulting term of five years. Consulting expenses related to this agreement were approximately $164,000, $276,000 and $189,000 during 1998, 1999 and 2000, respectively.

Warrants

Warrants exercised totaled 20,000 and 60,000 during 1998 and 1999, respectively, resulting in proceeds to the Company of $75,000 and $225,000, respectively. No unexercised warrants were outstanding as of December 31, 2000.

NOTE I - EARNINGS PER SHARE

Earnings per common share was computed as follows (in thousands, except per share data):

	Year ended December 31,
	1998	1999	2000
Numerator for basic and diluted earnings
per share -; income available common
shareholders	$ 14,023	$ 16,012	$ 18,680
Denominator for basic earnings per share -
weighted average shares	29,259	29,478	29,534
Effect of dilutive stock options and warrants	1,056	482	428
Denominator for diluted earnings per share -
adjusted weighted average shares	30,315	29,960	29,962
Basic earnings per share	$ .48	$ .54	$ .63
Diluted earnings per share	$ .46	$ .53	$ .62

Theragenics Corporation

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 1999 and 2000

NOTE J - EMPLOYEE BENEFIT PLAN

401(k) Savings Plan

The Company has a 401(k) savings plan providing retirement benefits to all employees at least 21 years of age. The Company makes matching contributions of 20%-60% of each participant's contribution, up to 6% of salary. The percentage of matching contributions are based on net earnings and are made in the form of Company common stock. Matching contributions are charged to operating expenses and totaled approximately $8,000, $69,000 and $48,000 in 1998, 1999 and 2000, respectively.

Employee Stock Purchase Plan

The Theragenics Corporation Employee Stock Purchase Plan (the "ESPP") allows eligible employees the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each quarterly offering period. As of December 31, 1999 and 2000, there were 189,000 and 176,000 shares of common stock reserved for the ESPP, respectively, and 11,000 and 24,000 shares had been issued under the plan, respectively.

NOTE K - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following summarizes certain quarterly results of operations (in thousands, except per share data):

	Quarters ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2000:
Net revenue	$ 11,279	$ 11,524	$ 10,536	$ 10,665
Gross profit	7,977	8,049	6,957	7,443
Net earnings	3,994	4,100	6,810	3,776
Net earnings per common share
Basic	$ .14	$ .14	$ .23	$ .13
Diluted	$ .13	$ .14	$ .23	$ .13

Theragenics Corporation

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 1999 and 2000
(Amounts in thousands, except per share data)

NOTE K - QUARTERLY FINANCIAL DATA (UNAUDITED) - Continued

	Quarters ended
	March 31	June 30	September 30	December 31
Year ended December 31, 1999:
Net revenue	$ 9,164	$ 11,121	$ 11,480	$ 11,953
Gross profit	5,784	7,934	8,022	8,685
Net earnings	2,880	4,057	4,389	4,686
Net earnings per common share
Basic	$ .10	$ .14	$ .15	$ .16
Diluted	$ .10	$ .14	$ .15	$ .16

Report of Independent Certified Public Accountants on Schedule

Board of Directors
Theragenics Corporation

In connection with our audit of the financial statements of Theragenics Corporation referred to in our report dated January 17, 2001, which is included in the annual report to security holders and incorporated by reference in Part II of this form, we have also audited Schedule II for each of the three years in the period ended December 31, 2000. In our opinion, the schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
January 17, 2001

Theragenics Corporation

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For each of the three years in the period ended December 31, 2000
(Amounts in thousands)

Column A	Column B	Column C	Column D	Column E
Additions
		(1)	(2)
	Balance at	Charged to	Charged to		Balance at
	beginning of	costs and	other accounts	Deductions -	end of
Description	period	expense	describe	describe (a)	period
Year ended December 31, 2000
Allowance for doubtful
accounts receivable	$ 43	$ -	$ -	$ 22(a)	$ 21
Allowance for doubtful inventory	$ 619	$ -	$ -	$ 319(b)	$ 300

Year ended December 31, 1999
Allowance for doubtful
accounts receivable	$ 54	$ -	$ -	$ 11(a)	$ 43
Allowance for doubtful inventory	$ 345	$ 274	$ -	$ -	$ 619

Year ended December 31, 1998
Allowance for doubtful
accounts receivable	$ 65	$ -	$ -	$ 11(c)	$ 54
Allowance for doubtful inventory	$ 77	$ 268	$ -	$ -	$ 345

(a)- adjustment to reserve
(b)- disposal of inventory
(c)- write-off of uncollectible accounts receivable.

THERAGENICS CORPORATION

INDEX TO EXHIBITS

Page No.
24.1	-	Consent of Independent Public Accountants for Incorporation by Reference of Audit Report into Registration Statements	68

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Theragenics Corporation

We hereby consent to the incorporation by reference of our reports dated January 17, 2001, appearing in your Annual Report on Form 10-K for the year ended December 31, 2000, in the Company's Registration Statements on Form S-8, file numbers 333-15313, 333-40737, 333-40653, 333-64801 and 333-48136.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
March 23, 2001