Form 10-Q
period 2001-03-31
THERAGENICS CORP
filed 2001-05-15
CIK 795551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X   NO

     As of May 8, 2001 the number of shares of common stock, $.01 par value, outstanding was 29,605,973.

THERAGENICS CORPORATION

THERAGENICS CORPORATION
BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except per share data)

            ASSETS

	December 31,	March 31,
	2000	2001
width="60%">CURRENT ASSETS
Cash and short-term investments	$ 29,722	$ 9,391
Marketable Securities	15,459	35,929
Trade Accounts Receivable, less allowance
of $21 in 2000 and $198 in 2001	6,976	9,728
Inventories	1,324	1,140
Deferred income tax asset	355	485
Prepaid expenses and other current assets	1,004	1,104
TOTAL CURRENT ASSETS	54,840	57,777

PROPERTY AND EQUIPMENT
Buildings and improvements	26,156	26,171
Machinery and equipment	45,552	45,538
Office furniture and equipment	618	615
	72,326	72,324
Less accumulated depreciation and amortization	(15,972)	(17,226)
	56,354	55,098

Land	832	832
Construction in progress	18,446	20,152
TOTAL PROPERTY AND EQUIPMENT	75,632	76,082
OTHER ASSETS	228	229
TOTAL ASSETS	$ 130,700	$ 134,088

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION
BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except per share data)

            LIABILITIES & SHAREHOLDERS' EQUITY

	December 31,	March 31,
	2000	2001
CURRENT LIABILITIES
Accounts payable
Trade	$ 977	$ 709
Construction	356	-
Accrued salaries, wages and payroll taxes	488	501
Income taxes payable	2,866	2,249
Other current liabilities	301	323
TOTAL CURRENT LIABILITIES	4,988	3,782

LONG-TERM LIABILITIES
Deferred income taxes	5,475	5,655
Other liabilities	74	74
TOTAL LONG-TERM LIABILITIES	5,549	5,729

CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 100,000
shares authorized; 29,579 and 29,585
issued and outstanding	296	296
Additional paid-in capital	60,005	60,064
Retained earnings	59,862	64,217
TOTAL SHAREHODLERS' EQUITY	120,163	124,577

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 130,700	$ 134,088

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION
STATEMENTS OF EARNINGS
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months
	Ended March 31,
	2000	2001
REVENUE
Product sales	$ 11,254	$ 13,524
Licensing Fees	25	43
	11,279	13,567

COST OF SALES	3,302	3,903

GROSS PROFIT	$ 7,977	$ 9,664

OPERATING EXPENSES
Selling, general & administrative	1,821	2,586
Research & development	348	822
	2,169	3,408
EARNINGS FROM OPERATIONS	5,808	6,256

OTHER INCOME (EXPENSE)
Interest income	455	568
Interest and financing costs	(37)	(59)
Other	(4)	(35)
	414	474

EARNINGS BEFORE INCOME TAXES	6,222	6,730
Income tax expense	2,228	2,375
NET EARNINGS	$ 3,994	$ 4,355

NET EARNINGS PER COMMON SHARE
Basic	$ 0.14	$ 0.15
Diluted	$ 0.13	$ 0.15

WEIGHTED AVERAGE SHARES
Basic	29,521	29,583
Diluted	30,267	29,879

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months
	Ended March 31,
	2000	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$ 3,994	$ 4,355
Adjustments to reconcile net earnings to
net cash provided by operating activities
Deferred income taxes	407	50
Depreciation & amortization	1,193	1,435
Provision for allowances	(272)	251
Stock based compensation	47	31
Income tax benefit from options	21	2
Loss on disposal of equipment	-	52
Deferred rent	(1)	-

Changes in assets and liabilities:
Accounts Receivable	(3,793)	(2,929)
Inventories	121	110
Prepaid expenses and other current assets	(72)	(100)
Other assets	4	(12)
Trade accounts payable	377	(268)
Accrued salaries, wages and payroll taxes	148	13
Income taxes payable	1,362	(617)
Other current liabilities	(65)	22
Net cash provided by operating activities	3,471	2,395

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of property and equipment	(2,626)	(2,282)
Purchases and maturities of marketable securities	(4,839)	(20,470)
Other	16	-
Net cash used by investing activities	(7,449)	(22,752)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of stock options and stock purchase plan	44	26
Net cash provided by financing activities	44	26

NET DECREASE IN CASH AND
SHORT-TERM INVESTMENTS	(3,934)	(20,331)

CASH AND SHORT-TERM INVESTMENTS AT
BEGINNING OF PERIOD	18,765	29,722

CASH AND SHORT-TERM INVESTMENTS AT
END OF PERIOD	$ 14,831	$ 9,391
The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION
STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2001
(UNAUDITED)
(Amounts in thousands, except per share data)

	Common Stock		Additional
	Number of	Par value	paid-in	Retained
	shares	$0.01	capital	earnings	Total
BALANCE, December 31, 2000	29,579	$ 296	$ 60,005	$ 59,862	$ 120,163
Exercise of stock options	1	-	4		4
Employee stock purchase plan	5	-	22		22
Stock-based compensation			31		31
Tax effect from options			2		2
Net earnings for the period				4,355	4,355
BALANCE, March 31, 2001	29,585	$ 296	$60,064	$ 64,217	$ 124,577

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001
(Unaudited)

NOTE A – BASIS OF PRESENTATION

The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations, cash flows and changes in stockholders’ equity for the periods presented. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the financial statements and disclosures are adequate to make the information not misleading. It is suggested that these financial statements and notes be read in conjunction with the audited financial statements and notes for the year ended December 31, 2000, included in the Form 10-K filed by the Company.

NOTE B – DISTRIBUTION AGREEMENTS AND MAJOR CUSTOMERS

The Company sells its TheraSeed® product directly to health care providers and to third party distributors. Currently, the Company has non-exclusive distribution agreements in place with four companies. Sales to three of the four non-exclusive distributors individually represented 19%, 16%, and 11% of product revenue, respectively, for the quarter ended March 31, 2001. Accounts receivable from two of the four non-exclusive distributors individually represented 18% and 17% of accounts receivable, respectively, at March 31, 2001.

NOTE C - CONSTRUCTION IN PROGRESS AND PURCHASE COMMITMENTS

The U.S. Department of Energy (DOE) has granted Theragenics access to unique DOE technology for use in production of isotopes, including Pd-103. This technology venture represents part of a DOE initiative to redirect Cold War assets to peacetime use and cushion the economic impact of U.S. Defense Department cutbacks. The Company is constructing a facility in Oak Ridge, Tennessee to house the equipment, infrastructure and work force necessary to support the production of isotopes, including Pd-103, using this DOE technology. The Company expects to invest approximately $25 million to $30 million through 2001 to build this manufacturing and R&D facility. Construction costs of approximately $19.7 million have been incurred on this project as of March 31, 2001, and are included in construction in progress.

THERAGENICS CORPORATION

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001
(Unaudited)

NOTE D - CONTINGENCIES

In January 1999, the Company and certain of its officers and directors were named as defendants in certain securities actions alleging violations of the federal securities laws, including Sections 10(b), 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934, as amended. These actions have been consolidated into a single action pending in the U.S. District Court for the Northern District of Georgia. The complaint, as amended, purports to represent a class of investors who purchased or sold securities during the time period from January 29, 1998 to January 11, 1999. The amended complaint generally alleges that the defendants made certain misrepresentations and omissions in connection with the performance of the Company during the class period and seeks unspecified damages. On May 14, 1999 a stockholder of the Company filed a derivative complaint in the Delaware Court of Chancery purportedly on behalf of the Company, alleging that certain directors breached their fiduciary duties by engaging in the conduct that is alleged in the consolidated federal class action complaint. The derivative action has been stayed by the agreement of the parties. On July 19, 2000, the Court granted the Company’s motion to dismiss the consolidated federal class action complaint for failure to state a claim against the Company, and granted the plaintiffs leave to amend their complaint. On August 21, 2000, the plaintiffs filed a second amended complaint and on March 30, 2001, the Court denied the defendants motion to dismiss the plaintiff’s second amended complaint. The Company has filed a motion for reconsideration, which is currently pending before the court. Management believes these charges are without merit and intends to vigorously oppose the litigation, however, given the nature and early stage of the proceedings, the ultimate outcome of the litigation cannot be determined at this time. Accordingly, no provision for any liability that might result from this litigation has been made. The Company maintains insurance for claims of this general nature.

Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations

Results of Operations

        Revenues for the first quarter of 2001 were $13.6 million, compared to $11.3 million for the first quarter of 2000, an increase of $2.3 million, or 20.4%. During the first quarter of 2001, approximately 37% of unit sales were sold by Theragenics directly to customers, rather than through third-party distributors. As a result, the average selling price of TheraSeed® increased, accounting for the 20.4 % increase in revenue over the first quarter of 2000. Unit sales during the first quarter of 2001 were flat compared to the same period in 2000.

        The Company’s Sales and Marketing Agreement with Indigo Medical, Inc. (Indigo) was terminated effective January 5, 2001. Currently, the Company has non-exclusive distribution agreements with four companies for the distribution of TheraSeed®. Several customers that had been purchasing from Indigo now purchase directly from Theragenics, while many other former Indigo customers are purchasing TheraSeed® from Theragenics’ non-exclusive distributors. Management expects these non-exclusive distributors to continue to aggressively market to the former Indigo customers, and expects the percentage of direct sales of TheraSeed® units, and accordingly, its average revenue per TheraSeed® unit, to decline. By the end of the first quarter of 2001, direct sales had declined to 29% of total unit sales, and the Company expects that direct sales to customers could eventually decline to 10% of unit sales.

        Based on the importance of third-party reimbursement to all providers of healthcare products and services, Theragenics, like many others, closely monitors reimbursement of healthcare costs. In recent years, Medicare and other healthcare legislation and regulations have created reimbursement concerns for the entire healthcare industry. The U.S. Congress and the Health Care Financing Administration (HCFA) frequently consider reforms that provide for reductions in Medicare spending and prospective payment reform on healthcare purchasing levels and payment streams. Due to the significance of these actions on revenue streams, management expects that it, along with its non-exclusive distributors, will continue to monitor the activities of the U.S. Congress and HCFA as they relate to Medicare and prospective payments.

        Cost of sales was $3.9 million during the first quarter of 2001, resulting in a gross profit margin of 71.2%, compared with cost of sales of $3.3 million and a gross profit margin of 70.7% during the first quarter of 2000. Fourteen cyclotrons were in operation during the first quarter of 2001, compared to eleven cyclotrons for the same period of 2000. Cost of sales increased due to the increase in depreciation, operating and maintenance costs related to the three additional cyclotrons in operation during the 2001 period. Other maintenance expenses also increased during the 2001 period.

        Selling, general and administrative (“SG&A”) expenses were $2.6 million, or 19.1% of revenue, during the first quarter of 2001, compared to $1.8 million, or 15.9% of revenue, during the first quarter of 2000, an increase of $800,000 or 44.4%. The increase was primarily due to an increase in advertising, marketing, customer service and cancer information expenses. These expenses were borne by Indigo under the terms of the Indigo Agreement in the first quarter of 2000. Additionally, bad debt expense increased, as the Company increased its allowance for doubtful accounts in recognition of both the move to direct sales and the lack of collection experience with the new non-exclusive distributors. Finally, start up expenses associated with the Company’s PSP Project (see “Liquidity and Capital Resources” below) also increased.

        The Company continues to expect that marketing expenses will increase on a year over year basis during 2001 as it supports its brand in an attempt to increase demand for TheraSeed® implants. It is expected that this support will take the form of TheraSeed® brand advertising to consumers and physicians, clinical studies aimed at showing the superiority of TheraSeed® implants in the treatment of prostate cancer, technical field support to TheraSeed® customers and other customer service and patient information activities.

        Research and development (R&D) expenses increased to $822,000, or 6.0% of revenue, in the first quarter of 2001, from $348,000, or 3.1% of revenue, in the first quarter of 2000. The increase in R&D expenses was a result of the Company’s R&D initiatives, including restenosis studies carried out by the Atlanta Cardiovascular Research Institute (see below), and development efforts to improve the Company’s proprietary production processes. The Company’s research and development initiatives are intended to expand the application of Pd-103 and TheraSeed® to other oncological and non-oncological uses, and explore options for using the Company’s expertise and capabilities in other areas. Management plans to continue to increase efforts in research and development as its initiatives to diversify move forward and expects R&D expenditures to increase to as much as 7.5% of revenue in 2001. However, R&D spending is dependent on the complex scheduling of research and development activities in progress as well as the pursuit of other appropriate opportunities as they arise. Accordingly, R&D expenses may fluctuate significantly from period to period.

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

        Other R&D efforts are also underway, including the use of Pd-103 in treating the wet form of age-related macular degeneration. This disease is a degeneration of eyesight that, in some cases, can lead to complete blindness. The Company expects to begin animal studies for this application during 2001.

        Other income, comprised of interest income and non-operating expenses, was $474,000 in the first quarter of 2001 compared to $414,000 during the same period in 2000. The increase was attributable to additional funds being available for investment during the 2001 period. Funds available for investment have and will continue to be utilized for the Company’s current and future expansion programs and research and development activities. As funds continue to be used for these programs and activities, management expects other income to decline accordingly.

        The Company’s effective income tax rate was 35.3% and 35.8% for the first quarter of 2001 and 2000, respectively. The Company’s income tax rate in each period is lower than the statutory rates primarily due to the recognition of tax credits generated by the Company’s investments in its expansion projects and research activities, and tax-exempt interest income.

Liquidity and Capital Resources

        The Company had cash, short-term investments and marketable securities of $45.3 million at March 31, 2001, compared to $45.2 million at December 31, 2000. Marketable securities consist primarily of high-credit quality municipal obligations, in accordance with the Company’s investment policies. Working capital was $54.0 million at March 31, 2001, compared to $49.9 million at December 31, 2000.

        Cash generated by operations was $2.4 million and $3.5 million during the first quarter of 2001 and 2000, respectively. Cash generated from operations consists of net earnings plus non-cash expenses such as depreciation, amortization and deferred income tax expense. Depreciation and amortization increased to $1.4 million in the first quarter of 2001 from $1.2 million in the first quarter of 2000. The increase in depreciation and amortization was a result of the increase in the number of cyclotrons that were operational during 2001. Additionally, $2.9 million in cash was absorbed by an increase in accounts receivable during the first quarter of 2001, as the Company’s accounts receivable base changed as a result of its direct to customer sales and non-exclusive distribution agreements.

        The Company’s primary use of cash in the first quarter of 2001 and 2000 related to capital spending to increase manufacturing capacity. Capital expenditures totaled $2.3 million and $2.6 million during the first quarter of 2001 and 2000, respectively. The Company expects that the significant portion of capital expenditures in 2001 will relate to its DOE Project (see below).

        The U.S. Department of Energy (DOE) has granted Theragenics access to unique DOE technology, known as the Plasma Separation Process (PSP), for use in production of isotopes, including Pd-103 (the “PSP Project”). This technology venture represents part of a DOE initiative to redirect Cold War assets to peacetime use and cushion the economic impact of U.S. Defense Department cutbacks. The Company expects that the use of the PSP technology could significantly increase its Pd-103 capacity and allow for expanded use of Pd-103 and TheraSeed® beyond treatment of prostate cancer to new medical applications. The Company also believes that the PSP Project may allow it to explore options for applying this technology to other uses, including the production of isotopically engineered materials for use in medical and non-medical applications, though there are no assurances that this will be achieved. The Company is constructing a facility in the Oak Ridge, Tennessee area to house the equipment, infrastructure and work force necessary to support the production of isotopes, including Pd-103, using this DOE technology. Construction costs of approximately $19.7 million have been incurred on the PSP Project through March 31, 2001, and the Company expects to additionally invest between $5.3 million and $10.3 million through 2001 to complete this manufacturing and R&D facility.

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

        As part of the PSP Project, the Company has leased land in the Oak Ridge, Tennessee area and equipment previously used by the government to produce isotopes. As a result of the sensitive nature of the equipment, the specialized technology involved and the restrictions on access to unique DOE-operated facilities, the Company has contracted with the DOE’s primary contractor for the Oak Ridge government installation to handle certain technical and operational services that are critical to the project, including moving, reassembling and recommissioning equipment currently in storage, designing and fabricating new parts and modifications to the equipment and DOE facilities; and operating and providing ongoing access to the DOE facilities. The success of the project is dependent on the continued cooperation of the DOE and its primary contractor, which could be adversely affected by future changes in governmental program priorities and funding. If the equipment cannot be moved and recommissioned successfully, if there are problems with the operation or modification of the DOE-operated facilities, or if unforeseen challenges arise, the project may not be successful or the costs or timeliness associated with the project could exceed current estimates. Additionally, as a result of the sensitive nature of the PSP equipment and the specialized technology involved, the DOE can terminate the Company’s access in the event of national emergency or in the interest of national defense, or require the Company to perform work involving programmatic use of the technology for the DOE in connection with carrying out its governmental mission. The Company would be entitled to compensation in the event of termination in connection with national emergency or defense or for programmatic use of the technology for the DOE.

        In addition to using cash to fund the PSP Project in 2001, the Company expects that R&D spending will continue to increase. Pre-clinical animal studies addressing the use of Pd-103 for the prevention of restenosis are underway, and the Company is working toward beginning human clinical feasibility trials in 2001. Other R&D activities are also occurring (see “Results of Operations”, above). The Company expects that R&D expense spending may total up to approximately 7.5% of revenue in 2001, but could vary depending on the scheduling and progress of R&D activities as well as the pursuit of currently unforeseen opportunities.

        Cash provided by financing activities was $26,000 and $44,000 in the first quarter of 2001 and 2000, respectively, consisting of cash proceeds from the exercise of stock options and the Company’s Employee Stock Purchase Plan.

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

Forward Looking and Cautionary Statements

        This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding sales, marketing and distribution efforts, sales mix, effectiveness of non-exclusive distribution agreements, pricing for TheraSeed®, future cost of sales, R&D efforts and expenses, inventory investment, SG&A expenses, other income, timing and ultimate outcome of the Company’s activities in restenosis, macular degeneration and other diversification efforts, potential new products and opportunities, the PSP Project, and the sufficiency of the Company’s liquidity and capital resources. From time to time, the Company may also make other forward-looking statements relating to such matters as well as anticipated financial performance, business prospects, technological developments, research and development activities and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with research and development activities, including animal studies and clinical trials related to new products, risks associated with new product development cycles, effectiveness and execution of marketing and sales programs of Theragenics and its non-exclusive distributors, potential costs and delays in capacity expansion and start-up, (especially as it relates to the PSP Project), the actual start-up for the PSP Project, potential changes in product pricing and competitive conditions, continued acceptance of TheraSeed® by the market, execution and effectiveness of competitors, management of growth, acceptance and efficacy of Pd-103 for other applications, adverse changes in governmental program priorities and budgetary funding by the relevant governmental authorities, potential costs and delays in the startup and refinement of technology and related equipment, potential equipment failure, potential inability to obtain, construct or install necessary parts or modifications to production equipment or facilities, government regulation of the therapeutic radiological pharmaceutical and device business, and potential changes in third-party reimbursement. All forward looking statements and cautionary statements included in this document are made as of the date hereby based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward looking statement or cautionary statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk exposure related to market risk sensitive financial instruments is not material. As of March 31, 2001, there were no outstanding borrowings under the Company’s Unsecured Credit Agreement.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See Note D to the Company’s financial statements included in Item 1 of this report, which is incorporated by reference hereby.

Item 6. Exhibits and Reports on Form 8-K.

      (a)  Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)
THERAGENICS CORPORATION

By:/s/ M. Christine Jacobs
M. Christine Jacobs
Chief Executive Officer

By:/s/ Bruce W. Smith
Bruce W. Smith
Treasurer and Chief Financial Officer

Dated: May 15, 2001