Form 10-Q
period 2001-06-30
THERAGENICS CORP
filed 2001-08-13
CIK 795551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X   NO

     As of August 13, 2001 the number of shares of common stock, $.01 par value, outstanding was 29,657,078.

THERAGENICS CORPORATION

THERAGENICS CORPORATION
BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except per share data)

ASSETS
	December 31,	June 30,
	2000	2001

CURRENT ASSETS
Cash and short-term investments	$29,722	$33,596
Marketable securities	15,459	15,073
Trade accounts receivable, net	6,976	8,051
Inventories	1,324	1,138
Deferred income tax asset	355	502
Prepaid expenses and other current assets	1,004	1,459
TOTAL CURRENT ASSETS	54,840	59,819
PROPERTY AND EQUIPMENT
Buildings and improvements	26,156	26,202
Machinery and equipment	45,552	45,625
Office furniture and equipment	618	646
	72,326	72,473
Less accumulated depreciation and amortization	(15,972)	(18,622)
	56,354	53,851

Land and improvements	832	832
Construction in progress	18,446	22,030
TOTAL PROPERTY AND EQUIPMENT	75,632	76,713

OTHER ASSETS	228	301
TOTAL ASSETS	$130,700	$136,833

THERAGENICS CORPORATION
BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except per share data)

LIABILITIES & STOCKHOLDERS'EQUITY

	December 31,	June 30,
	2000	2001

CURRENT LIABILITIES
Accounts payable
Trade	$977	$709
Construction	356	--
Accrued salaries, wages and payroll taxes	488	681
Income taxes payable	2,866	--
Other current liabilities	301	475
TOTAL CURRENT LIABILITIES	4,988	1,865
LONG TERM LIABILITIES
Deferred income taxes	5,475	5,879
Other	74	73
TOTAL LONG-TERM LIABILITIES	5,549	5,952
STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 100,000
shares authorized; 29,579 and 29,629
issued and outstanding	296	296
Additional paid-in capital	60,005	60,290
Retained earnings	59,862	68,430
TOTAL STOCKHOLDERS' EQUITY	120,163	129,016
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$130,700	$136,833

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION
STATEMENTS OF EARNINGS
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2000	2001	2000	2001
REVENUE
Product sales	$ 11,499	$ 13,054	$ 22,753	$ 26,578
Licensing Fees	25	67	50	110
	11,524	13,121	22,803	26,688

COST OF SALES	3,475	3,731	6,777	7,634

GROSS PROFIT	$ 8,049	$ 9,390	$ 16,026	$ 19,054

OPERATING EXPENSES
Selling, general & administrative	1,642	2,487	3,464	5,073
Research & development	571	723	919	1,545
	2,213	3,210	4,383	6,618
EARNINGS FROM OPERATIONS	5,836	6,180	11,643	12,436

OTHER INCOME (EXPENSE)
Interest income	443	408	898	976
Interest and financing costs	(37)	(19)	(74)	(78)
Other	13	-	10	(35)
	419	389	834	863

EARNINGS BEFORE INCOME TAXES	6,255	6,569	12,477	13,299
Income tax expense	2,155	2,356	4,383	4,731
NET EARNINGS	$ 4,100	$ 4,213	$ 8,094	$ 8,568

NET EARNINGS PER COMMON SHARE
Basic	$ 0.14	$ 0.14	$ 0.27	$ 0.29
Diluted	$ 0.14	$ 0.14	$ 0.27	$ 0.29

WEIGHTED AVERAGE SHARES
Basic	29,527	29,611	29,524	29,597
Diluted	30,021	30,033	30,157	29,934

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands, except per share data)

	Six Months
	Ended June 30,
	2000	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$ 8,094	$ 8,568
Adjustments to reconcile net earnings to
net cash provided by operating activities
Deferred income taxes	755	257
Depreciation & amortization	2,497	2,876
Provision for allowances	(181)	298
Stock based compensation	94	62
Income tax benefit from options	23	94
Loss on disposal of equipment	-	52
Deferred rent	(2)	(1)

Changes in assets and liabilities:
Accounts Receivable	1,962	(1,301)
Inventories	49	114
Prepaid expenses and other current assets	45	(455)
Other assets	(9)	(95)
Trade accounts payable	272	(268)
Accrued salaries, wages and payroll taxes	209	193
Income taxes payable	(361)	(2,866)
Other current liabilities	(97)	174
Net cash provided by operating activities	13,544	7,702

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of property and equipment	(6,792)	(4,343)
Purchases and maturities of marketable securities	(7,218)	386
Net cash used by investing activities	(14,010)	(3,957)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and stock purchase plan	64	129
Net cash provided by financing activities	64	129

NET CHANGE IN CASH AND
SHORT-TERM INVESTMENTS	(402)	(3,874)

CASH AND SHORT-TERM INVESTMENTS AT
BEGINNING OF PERIOD	18,765	29,722

CASH AND SHORT-TERM INVESTMENTS AT
END OF PERIOD	$ 18,363	$ 33,596
The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION
STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2001
(UNAUDITED)
(Amounts in thousands, except per share data)

	Common Stock		Additional
	Number of	Par value	paid-in	Retained
	shares	$0.01	capital	earnings	Total
BALANCE, December 31, 2000	$29,579	$296	$60,005	$59,862	$120,163
Exercise of stock options	42	-	93	-	93
Employee stock purchase plan	8	-	36	-	36
Stock-based compensation	-	-	62	-	62
Tax effect from options	-	-	94	-	94
Net earnings for the period	-	-	-	8,568	8,568
BALANCE, June 30, 2001	$29,629	$296	$60,290	$68,430	$129,016

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2001
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

NOTE B – DISTRIBUTION AGREEMENTS AND MAJOR CUSTOMERS

The Company sells its TheraSeed® product directly to health care providers and to third party distributors. Currently, the Company has non-exclusive distribution agreements in place with four companies. Sales to three of the four non-exclusive distributors represented 62% of product revenue for the quarter ended June 30, 2001, and 54% of product revenue for the six months ended June 30, 2001, with sales to each of the three non-exclusive distributors exceeding 10% of total revenue for each period. Accounts receivable from the four non-exclusive distributors represented 59% of accounts receivable at June 30, 2001, with each non-exclusive distributor exceeding 10% of total accounts receivable.

NOTE C - CONSTRUCTION IN PROGRESS AND PURCHASE COMMITMENTS

The U.S. Department of Energy (DOE) has granted Theragenics access to unique DOE technology for use in production of isotopes, including Pd-103. This technology venture represents part of a DOE initiative to redirect Cold War assets to peacetime use and cushion the economic impact of U.S. Defense Department cutbacks. The Company is constructing a facility in Oak Ridge, Tennessee to house the equipment, infrastructure and work force necessary to support the production of isotopes, including Pd-103, using this DOE technology. The Company expects to invest approximately $25 million to $30 million through 2001 to build this manufacturing and R&D facility. Construction costs of approximately $21.4 million have been incurred on this project as of June 30, 2001, and are included in construction in progress.

THERAGENICS CORPORATION NOTES
TO FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2001
(Unaudited)

NOTE D - LITIGATION

In January 1999, the Company and certain of its officers and directors were named as defendants in certain securities actions alleging violations of the federal securities laws, including Sections 10(b), 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934, as amended. These actions have been consolidated into a single action pending in the U.S. District Court for the Northern District of Georgia. The complaint, as amended, purports to represent a class of investors who purchased or sold securities during the time period from January 29, 1998 to January 11, 1999. The amended complaint generally alleges that the defendants made certain misrepresentations and omissions in connection with the performance of the Company during the class period and seeks unspecified damages. On May 14, 1999 a stockholder of the Company filed a derivative complaint in the Delaware Court of Chancery purportedly on behalf of the Company, alleging that certain directors breached their fiduciary duties by engaging in the conduct that is alleged in the consolidated federal class action complaint. The derivative action has been stayed by the agreement of the parties. On July 19, 2000, the Court granted the Company’s motion to dismiss the consolidated federal class action complaint for failure to state a claim against the Company, and granted the plaintiffs leave to amend their complaint. On August 21, 2000, the plaintiffs filed a second amended complaint. On March 30, 2001, the Court denied the defendants motion to dismiss the plaintiff’s second amended complaint, and on May 16, 2001 denied the Company’s motion for reconsideration. The case is now in the discovery phase. Management believes these charges are without merit and intends to vigorously oppose the litigation, however, given the nature and early stage of the proceedings, the ultimate outcome of the litigation cannot be determined at this time. Accordingly, no provision for any liability that might result from this litigation has been made. The Company maintains insurance for claims of this general nature.

Item 2. Management’s’ Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues for the second quarter of 2001 were $13.1 million, compared to $11.5 million for the second quarter of 2000, an increase of $1.6 million, or 13.9%. Revenues for the six months ended June 30, 2001 were $26.7 million, compared to $22.8 million for the same period in 2000, an increase of $3.9 million, or 17.1%. During the first two quarters of 2001, approximately 37% and 24% of unit sales, respectively, were sold by Theragenics directly to customers, at higher prices than those sold to third-party distributors. As a result, the average selling price of TheraSeed® increased, accounting for the increases in revenue over the comparable periods of 2000. Unit sales during the first quarter and first six months of 2001 were essentially flat compared to the same periods in 2000.

During the first half of 2000 the Company was a party to a Sales and Marketing Agreement with Indigo Medical, Inc. (Indigo) that granted Indigo exclusive worldwide marketing rights to TheraSeed® for the treatment of prostate cancer. This agreement was terminated effective January 5, 2001. Currently, the Company has non-exclusive distribution agreements with four companies for the distribution of TheraSeed®. Several customers that had been purchasing from Indigo now purchase directly from Theragenics, while many other former Indigo customers are purchasing TheraSeed® from Theragenics’ non-exclusive distributors. Management expects these non-exclusive distributors to continue to aggressively market to the former Indigo customers, and expects the percentage of direct sales of TheraSeed® units by the Company, and accordingly, its average revenue per TheraSeed® unit, to decline. Direct sales to customers declined to 24% of unit sales in the second quarter of 2001 from 37% in the first quarter, and the Company expects that direct sales to customers could eventually decline to 10% of unit sales.

Based on the importance of third-party reimbursement to all providers of healthcare products and services, Theragenics, like many others, closely monitors reimbursement of healthcare costs. The U.S. Congress and the Health Care Financing Administration (HCFA) frequently consider reforms that provide for reductions in Medicare spending and prospective payment reform on healthcare purchasing levels and payment streams. Due to the significance of these actions on revenue streams, management expects that it, along with its non-exclusive distributors, will continue to monitor the activities of the U.S. Congress and HCFA as they relate to Medicare and prospective payments. Unfavorable changes in reimbursement for the Company’s TheraSeed® implant would adversely affect prices of TheraSeed® and the Company’s revenue stream.

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

Cost of sales was $3.7 million during the second quarter of 2001, resulting in a gross profit margin of 71.6%, compared with cost of sales of $3.5 million and a gross profit margin of 69.8% during the second quarter of 2000. For the first half of 2001, cost of sales was $7.6 million, resulting in a gross profit margin of 71.4%, compared with cost of sales of $6.8 million and a gross profit margin of 70.3% during the first half of 2000. Fourteen cyclotrons were in operation during the 2001 periods, while eleven cyclotrons were in operation during the first quarter of 2000, and thirteen cyclotrons were in operation during the second quarter of 2000. Cost of sales increased in the 2001 periods due to the increase in depreciation and operating costs related to the additional cyclotrons in operation during the 2001 periods. Maintenance expenses also increased during the six months ended June 30, 2001 compared to the same period in 2000.

Selling, general and administrative (“SG&A”) expenses were $2.5 million, or 19.0% of revenue, during the second quarter of 2001, compared to $1.6 million, or 14.2% of revenue, during the second quarter of 2000, an increase of $900,000 or 56.3%. For the first half of 2001 SG&A expenses were $5.1 million, or 19.0% of revenue, compared to $3.5 million, or 15.2% of revenue, during the first half of 2000, an increase of $1.6 million, or 45.7%. The increases in the 2001 periods were primarily due to an increase in advertising, marketing, customer service and cancer information expenses. These expenses were borne by Indigo under the terms of the Indigo Agreement during the 2000 periods. Additionally, bad debt expense increased, as the Company increased its allowance for doubtful accounts in recognition of both the move to direct sales and the lack of collection experience with the new non-exclusive distributors. Finally, compensation and benefits, and start up expenses associated with the Company’s PSP Project (see “Liquidity and Capital Resources” below), also increased during the 2001 periods.

The Company continues to expect that marketing expenses will increase on a year over year basis during 2001 as it supports its brand, and “seeding” versus other treatment options, in an attempt to increase demand for TheraSeed® implants. It is expected that this support will take the form of TheraSeed® brand advertising to consumers and physicians, clinical studies aimed at showing the superiority of TheraSeed® implants in the treatment of prostate cancer, technical field support to TheraSeed® customers and other customer service and patient information activities.

Research and development (R&D) expenses increased to $723,000, or 5.5% of revenue, in the second quarter of 2001, from $571,000, or 5.0% of revenue, in the second quarter of 2000. R&D expenses also increased during the first half of 2001, to $1.5 million, or 5.8% of revenue in 2001 from $900,000, or 4.0% or revenue, in 2000. The increase in R&D expenses was a result of the Company’s R&D initiatives, including restenosis studies carried out by the Atlanta Cardiovascular Research Institute (see below), and development efforts to improve the Company’s proprietary production processes. The Company’s research and development initiatives are intended to expand the application of Pd-103 to other oncological and non-oncological uses, and explore options for using the Company’s expertise and capabilities in other areas. Management plans to continue to increase efforts in research and development as its initiatives to diversify move forward and expects R&D expenditures to increase to as much as 7.5% of revenue in 2001. However, R&D spending is dependent on the complex scheduling of research and development activities in progress as well as the pursuit of other appropriate opportunities as they arise. Accordingly, R&D expenses may fluctuate significantly from period to period.

As part of its R&D initiatives, the Company has an agreement with the Atlanta Cardiovascular Research Institute (ACRI) to conduct pre-clinical animal studies addressing the use of Pd-103 for the prevention of restenosis. Restenosis is the reclosing of arteries that often occurs after coronary angioplasties. It is estimated that nearly one-third of the 650,000 coronary angioplasties performed in the United States each year fail or restenose within the first few months of the operation. In the first phase of the study, which began in April 2000, the Company delivered catheter-based Pd-103 devices to ACRI to demonstrate the effectiveness of Pd-103 in inhibiting restenosis-like changes in pig coronary arteries after balloon angioplasty. The preliminary data from Phase I of the study, reported in August 2000, showed that the inhibitory effects of Pd-103 are similar to that of other emitters, both beta and gamma, with efficacy possibly achieved with a lower dose. At one month follow up, Phase I of the study suggested that use of the Company’s proprietary Pd-103 source, TheraSource™, may allow for a more rapid healing of a treated vessel wall compared to other isotopes currently in use. Faster healing may lower the risk of late thrombosis or blood clotting. If further studies continue to demonstrate more rapid healing, it could be a significant advantage for TheraSource™, reducing the dangers of blood clots and the need for anticoagulant treatment. Based on the results of the studies thus far, the Company is continuing its pre-clinical animal studies, and expects longer-term data to be available later in 2001.

During the second quarter of 2001, the Company met with representatives of the U.S. Food and Drug Administration (FDA) to present the results of the pre-clinical animal studies, discuss further pre-clinical studies planned, and discuss the requirements and timing on proceeding with human clinical studies using TheraSource™. The Company is planning to enter human trials for coronary in-stent restenosis in late 2001 or early 2002. However, the commencement and completion of any human trials will be dependent upon receiving successful results from the ongoing additional pre-clinical animal studies, the submission and approval of an Investigational Device Exemption by the FDA, and evaluation of potential competing forms of treatment.

Other R&D efforts are also underway, including the use of Pd-103 in treating the wet form of age-related macular degeneration. This disease is a degeneration of eyesight that, in some cases, can lead to complete blindness. The Company has developed a prototype device for macular degeneration animal studies and expects to begin these studies during 2001.

Other income, comprised of interest income and non-operating expenses, was $389,000 in the second quarter of 2001 compared to $419,000 during the second quarter of 2000. For the first half of the year, other income was $863,000 in 2001, compared to $834,000 in 2000. The Company’s investments consist primarily of short-term cash investments and high-credit quality municipal obligations, in accordance with the Company’s investment policies. While additional funds were available for investment during the 2001 periods, the interest rate environment during 2001 has reduced the effective returns on a significant portion of the Company’s investments. Funds available for investment have and will continue to be utilized for the Company’s current and future expansion programs and research and development activities. As funds continue to be used for these programs and activities, and as interest rates continue to change, management expects other income to fluctuate accordingly.

The Company’s effective income tax rate was approximately 36% for the quarter and six months ended June 30, 2001, compared to approximately 35% for the 2000 periods. This increase is a result of a reduction in tax credits generated by the Company’s investments in its expansion projects and research activities during 2001. The Company’s income tax rate in each period is lower than the statutory rates primarily due to the recognition of tax credits generated by the Company’s investments in its expansion projects and research activities, and tax-exempt interest income.

Liquidity and Capital Resources

The Company had cash, short-term investments and marketable securities of $48.7 million at June 30, 2001, compared to $45.2 million at December 31, 2000. Marketable securities consist primarily of short-term cash investments and high-credit quality municipal obligations, in accordance with the Company’s investment policies. The increase in cash, short-term investments and marketable securities was a result of cash generated by operations, partially offset by capital expenditures. Working capital was $57.9 million at June 30, 2001, compared to $49.9 million at December 31, 2000. The Company also has an Unsecured Credit Agreement with a financial institution that provides for maximum borrowings of $40.0 million under two lines of credit, and an additional uncommitted $10.0 million line of credit. No borrowings were outstanding under the Unsecured Credit Agreement as of June 30, 2001.

Cash generated by operations was $7.7 million and $13.5 million during the first half of 2001 and 2000, respectively. Cash generated from operations consists of net earnings plus non-cash expenses such as depreciation, amortization and deferred income tax expense. Depreciation and amortization increased to $2.9 million in the first half of 2001 from $2.5 million in the first half of 2000. The increase in depreciation and amortization was primarily a result of the increase in the number of cyclotrons that were operational during 2001. Additionally, $1.3 million in cash was absorbed by an increase in accounts receivable during the first half of 2001, as the Company’s accounts receivable base changed as a result of its direct to customer sales and non-exclusive distribution agreements. In the first half of 2000, a decrease in accounts receivable generated $2.0 million as Indigo paid its 1999-year end revenue sharing balance. $2.9 million was also utilized to pay income taxes in the first half of 2001, compared to $361,000 in the first half of 2000.

The Company’s primary use of cash in the first half of 2001 and 2000 related to capital spending to increase manufacturing capacity. Capital expenditures totaled $4.3 million and $6.8 million during the first half of 2001 and 2000, respectively. The Company expects that the significant portion of capital expenditures in 2001 will relate to its DOE Project (see below).

The U.S. Department of Energy (DOE) has granted Theragenics access to unique DOE technology, known as the Plasma Separation Process (PSP), for use in production of isotopes, including Pd-103 (the “PSP Project”). This technology venture represents part of a DOE initiative to redirect Cold War assets to peacetime use and cushion the economic impact of U.S. Defense Department cutbacks. The Company expects that the use of the PSP technology could significantly increase its Pd-103 capacity and allow for expanded use of Pd-103 and TheraSeed® beyond treatment of prostate cancer to new medical applications. The Company also believes that the PSP Project may allow it to explore options for applying this technology to other uses, including the production of isotopically engineered materials for use in medical and non-medical applications, though there are no assurances that this will be achieved. The Company is constructing a facility in the Oak Ridge, Tennessee area to house the equipment, infrastructure and work force necessary to support the production of isotopes, including Pd-103, using this DOE technology. Construction costs of approximately $21.4 million have been incurred on the PSP Project through June 30, 2001, and the Company expects to additionally invest between $3.6 million and $8.6 million through 2001 to complete this manufacturing and R&D facility.

The PSP Project is expected to become operational in the second half of 2001, though no revenues are expected to be generated from the PSP Project in 2001. Accordingly, the PSP Project is expected to increase operating expenses by up to $1.0 million in the second half of 2001. Additionally, costs to be incurred in the production of stable isotopes could require an investment in inventory of up to $5.0 million. This inventory investment could be significantly less, depending upon the type of isotope produced.

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

In addition to using cash to fund the PSP Project in 2001, the Company expects that R&D spending will continue to increase. Pre-clinical animal studies addressing the use of Pd-103 for the prevention of restenosis are underway, and the Company is working toward beginning human clinical trials in late 2001 or early 2002. Other R&D activities are also occurring (see “Results of Operations”, above). The Company expects that R&D expense spending may total up to approximately 7.5% of revenue in 2001, but could vary depending on the scheduling and progress of R&D activities as well as the pursuit of currently unforeseen opportunities.

Cash provided by financing activities was $129,000 and $64,000 in the first half of 2001 and 2000, respectively, consisting of cash proceeds from the exercise of stock options and the Company’s Employee Stock Purchase Plan.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk exposure related to market risk sensitive financial instruments is not material. As of June 30, 2001, there were no outstanding borrowings under the Company’s Unsecured Credit Agreement.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See Note D to the Company’s financial statements included in Item 1 of this report, which is incorporated by reference hereby.

Item 4. Submission of Matters to a Vote of Securities Holders

     (a) The annual meeting of shareholders was held on May 8, 2001.

     (b) M. Christine Jacobs and Orwin L. Carter, Ph.D. were reelected to the board of directors and will serve for a three-year term. Ms. Jacobs received 23,252,293 votes for her election with 2,163,936 withholding authority, and Mr. Carter received
     24,611,939 votes for his election with 804,290 withholding authority.

     (c) The appointment of Grant Thornton LLP as independent accountants for the Company for the fiscal year ending December 31, 2001 was approved by a vote of 25,196,584 shares for, 154,347 shares against and 65,298 shares abstaining.

Item 6. Exhibits and Reports on Form 8-K.

     (a) No reports on Form 8-K were filed during the quarter ended June 30, 2001.

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

Dated: August 13, 2001