Form 10-Q
period 2001-09-30
THERAGENICS CORP
filed 2001-11-16
CIK 795551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _________ TO _________

COMMISSION FILE NO. 0–15443

THERAGENICS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	58–1528626
(State of incorporation)	(I.R.S. Employer Identification Number)
5203 Bristol Industrial Way

Buford, Georgia	30518
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:(770) 271–0233

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X   NO

     As of November 14, 2001 the number of shares of $.01 par value common stock outstanding was 29,660,496.

THERAGENICS CORPORATION

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Balance Sheets – December 31, 2000 and September 30, 2001	3

Statements of Earnings for the three and nine months ended
September 30, 2000 and 2001	5

Statements of Cash Flows for the nine months ended
September 30, 2000 and 2001	6

Statement of Changes in Shareholders’ Equity for the nine
months ended September 30, 2001	7

Notes to Financial Statements	8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION	10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK	15

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	15
ITEM 6. EXHIBITS AND REPORTS ON FORM 8–K	15

SIGNATURES	16

THERAGENICS CORPORATION
BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except per share data)

ASSETS
	December 31,	September 30,
	2000	2001

CURRENT ASSETS
Cash and short–term investments	$29,722	$43,548
Marketable securities	15,459	10,261
Trade accounts receivable, net	6,976	7,025
Inventories	1,324	1,493
Deferred income tax asset	355	513
Prepaid expenses and other current assets	1,004	1,597
TOTAL CURRENT ASSETS	54,840	64,437
PROPERTY AND EQUIPMENT
Buildings and improvements	26,156	26,570
Machinery and equipment	45,552	45,813
Office furniture and equipment	618	652
	72,326	73,035
Less accumulated depreciation and amortization	(15,972)	(20,029)
	56,354	53,006

Land and improvements	832	832
Construction in progress	18,446	22,766
TOTAL PROPERTY AND EQUIPMENT	75,632	76,604

OTHER ASSETS	228	282
TOTAL ASSETS	$130,700	$141,323

THERAGENICS CORPORATION
BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except per share data)

LIABILITIES & SHAREHOLDERS’EQUITY

	December 31,	September 30,
	2000	2001

CURRENT LIABILITIES
Accounts payable
Trade	$977	$955
Construction	356	––
Accrued salaries, wages and payroll taxes	488	904
Income taxes payable	2,866	––
Other current liabilities	301	623
TOTAL CURRENT LIABILITIES	4,988	2,482
LONG TERM LIABILITIES
Deferred income taxes	5,475	6,110
Other	74	72
TOTAL LONG–TERM LIABILITIES	5,549	6,182
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value, 100,000
shares authorized; 29,579 and 29,657
issued and outstanding	296	297
Additional paid–in capital	60,005	60,500
Retained earnings	59,862	71,862
TOTAL SHAREHOLDERS’ EQUITY	120,163	132,659
TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$130,700	$141,323

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION
STATEMENTS OF EARNINGS
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2000	2001	2000	2001
REVENUE
Product sales	$ 10,511	$ 11,858	$ 33,264	$ 38,436
Licensing Fees	25	34	75	144
Total Revenue	10,536	11,892	33,339	38,580

COST OF SALES	3,579	3,597	10,356	11,231

GROSS PROFIT	$ 6,957	$ 8,295	$ 22,983	$ 27,349

OPERATING EXPENSES
Selling, general & administrative	1,678	2,678	5,142	7,751
Research & development	596	506	1,515	2,051
	2,274	3,184	6,657	9,802
EARNINGS FROM OPERATIONS	4,683	5,111	16,326	17,547

OTHER INCOME (EXPENSE)
Minimum income	5,444	––	5,444	––
Interest income	505	369	1,403	1,345
Interest and financing costs	(35)	(36)	(109)	(114)
Other	(10)	(3)	––	(38)
	5,904	330	6,738	1,193

EARNINGS BEFORE INCOME TAXES	10,587	5,441	23,064	18,740
Income tax expense	3,777	2,009	8,160	6,740
NET EARNINGS	$ 6,810	$ 3,432	$ 14,904	$ 12,000

NET EARNINGS PER COMMON SHARE
Basic	$ 0.23	$ 0.12	$ 0.50	$ 0.41
Diluted	$ 0.23	$ 0.11	$ 0.50	$ 0.40

WEIGHTED AVERAGE SHARES
Basic	29,531	29,646	29,527	29,614
Diluted	29,903	30,185	30,064	29,999

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands, except per share data)

	Nine Months
	Ended September 30,
	2000	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$14,904	$12,000
Adjustments to reconcile net earnings to
net cash provided by operating activities
Deferred income taxes	1,116	477
Depreciation & amortization	3,891	4,333
Provision for allowances	(114)	270
Stock based compensation	142	92
Income tax benefit from options	26	160
Loss on disposal of equipment	–	52
Deferred rent	(3)	(2)

Changes in assets and liabilities:
Accounts Receivable	924	(244)
Inventories	18	(244)
Prepaid expenses and other current assets	59	(593)
Other assets	(86)	(89)
Trade accounts payable	128	(22)
Accrued salaries, wages and payroll taxes	461	416
Income taxes payable	1,050	(2,866)
Other current liabilities	214	322
Net cash provided by operating activities	22,730	14,062

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of property and equipment	(13,409)	(5,678)
Purchases and maturities of marketable securities	(4,864)	5,198
Net cash used by investing activities	(18,263)	(480)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and stock purchase plan	89	244
Net cash provided by financing activities	89	244

NET INCREASE IN CASH AND
SHORT–TERM INVESTMENTS	4,556	13,826

CASH AND SHORT–TERM INVESTMENTS AT
BEGINNING OF PERIOD	18,765	29,722

CASH AND SHORT–TERM INVESTMENTS AT
END OF PERIOD	$ 23,321	$ 43,548
The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION
STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
(UNAUDITED)
(Amounts in thousands, except per share data)

	Common Stock		Additional
	Number of	Par value	paid–in	Retained
	shares	$0.01	capital	earnings	Total
BALANCE, December 31, 2000	$29,579	$296	$60,005	$59,862	$120,163
Exercise of stock options	67	1	190	–	191
Employee stock purchase plan	11	–	53	–	53
Stock–based compensation	–	–	92	–	92
Tax effect from options	–	–	160	–	160
Net earnings for the period	–	–	–	12,000	12,000
BALANCE, September 30, 2001	$29,657	$297	$60,500	$71,862	$132,659

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(Unaudited)

NOTE A – BASIS OF PRESENTATION

The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations, cash flows and changes in shareholders’ equity for the periods presented. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the financial statements and disclosures are adequate to make the information not misleading. It is suggested that these financial statements and notes be read in conjunction with the audited financial statements and notes for the year ended December 31, 2000, included in the Form 10–K filed by the Company.

NOTE B ’ DISTRIBUTION AGREEMENTS AND MAJOR CUSTOMERS

The Company sells its TheraSeed® product directly to health care providers and to third party distributors. Currently, the Company has non–exclusive distribution agreements in place with four companies. Sales to three of the four non–exclusive distributors represented approximately 65% and 57%of product revenue for the quarter and nine months ended September 30,2001,respectively, with sales to each of the three non–exclusive distributors exceeding 10% of total revenue for each period. Accounts receivable from three of the four non–exclusive distributors represented approximately 57% of accounts receivable at September 30, 2001, with each non–exclusive distributor exceeding 10% of total accounts receivable.

NOTE C – CONSTRUCTION IN PROGRESS AND PURCHASE COMMITMENTS

The U.S. Department of Energy (DOE) has granted Theragenics™ access to unique DOE technology for use in production of isotopes, including Pd–103. This technology venture represents part of a DOE initiative to redirect Cold War assets to peacetime use and cushion the economic impact of U.S. Defense Department cutbacks. The Company is constructing a facility in Oak Ridge, Tennessee to house the equipment, infrastructure and work force necessary to support the production of isotopes, including Pd–103, using this DOE technology. The Company expects to invest approximately $25 million to $30 million through 2001 to build this manufacturing and R&D facility. Construction costs of approximately $22.6 million have been incurred on this project as of September 30, 2001, and are included in construction in progress.

NOTE D – MINIMUM INCOME

During the quarter ended September 30, 2000, Theragenics recognized non–recurring minimum income of $5.4 million, representing a payment received from Indigo Medical, Inc. (Indigo), the Company’s former marketing partner. The payment was made in connection with the termination of an exclusive Sales and Marketing Agreement between the Company and Indigo. The $5.4 million payment added approximately $3.5 million or $0.12 per diluted share to net earnings for the quarter and nine months ended September 30,2000.

THERAGENICS CORPORATION NOTES
TO FINANCIAL STATEMENTS – CONTINUED
SEPTEMBER 30, 2001
(Unaudited)

NOTE E – LITIGATION

In January 1999, the Company and certain of its officers and directors were named as defendants in certain securities actions alleging violations of the federal securities laws, including Sections 10(b), 20(a) and Rule 10b–5 of the Securities and Exchange Act of 1934, as amended. These actions have been consolidated into a single action pending in the U.S. District Court for the Northern District of Georgia. The complaint, as amended, purports to represent a class of investors who purchased or sold securities during the time period from January 29, 1998 to January 11, 1999. The amended complaint generally alleges that the defendants made certain misrepresentations and omissions in connection with the performance of the Company during the class period and seeks unspecified damages. On May 14, 1999 a stockholder of the Company filed a derivative complaint in the Delaware Court of Chancery purportedly on behalf of the Company, alleging that certain directors breached their fiduciary duties by engaging in the conduct that is alleged in the consolidated federal class action complaint. The derivative action has been stayed by the agreement of the parties. On July 19, 2000, the Court granted the Company’s motion to dismiss the consolidated federal class action complaint for failure to state a claim against the Company, and granted the plaintiffs leave to amend their complaint. On August 21, 2000, the plaintiffs filed a second amended complaint and on March 30, 2001, the Court denied the defendants motion to dismiss the plaintiff’s second amended complaint. The Court also denied the Company’s motion for reconsideration, and discovery is underway. Management believes these charges are without merit and intends to vigorously oppose the litigation, however, given the nature and early stage of the proceedings, the ultimate outcome of the litigation cannot be determined at this time. Accordingly, no provision for any liability that might result from this litigation has been made. The Company maintains insurance for claims of this general nature.

Item 2. Management’s’ Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues for the third quarter of 2001 were $11.9 million, compared to $10.5 million for the third quarter of 2000, an increase of $1.4 million, or 13.3%. Revenues for the nine months ended September 30, 2001 were $38.6 million, compared to $33.3 million for the same period in 2000, an increase of $5.3 million, or 15.9%. During the third quarter and nine months ended September 30, 2001, approximately 21% and 28% of unit sales, respectively, were sold by Theragenics™ directly to customers, at higher prices than those sold to third–party distributors. Theragenics™ had no appreciable quantity of direct–to–customer sales in the same periods in 2000. As a result, the average selling price of TheraSeed® increased, accounting for the increases in revenue over the comparable periods of 2000. Unit sales during the first quarter and first nine months of 2001 were largely unchanged as compared to the same periods in 2000.

During the first half of 2000 the Company was a party to a Sales and Marketing Agreement with Indigo Medical, Inc. (Indigo) that granted Indigo exclusive worldwide marketing rights to TheraSeed® for the treatment of prostate cancer. This agreement was terminated effective January 5, 2001. Currently, the Company has non–exclusive distribution agreements with four companies for the distribution of TheraSeed®. Several customers that had been purchasing from Indigo now purchase directly from Theragenics™, while many other former Indigo customers are purchasing TheraSeed® from Theragenics™’ non–exclusive distributors. Management expects these non–exclusive distributors to continue to aggressively market to the former Indigo customers, and expects the percentage of direct sales of TheraSeed® units by the Company, and accordingly, its average revenue per TheraSeed® unit, to decline. Direct sales to customers have continued to decline throughout 2001, and the Company anticipates that direct sales to customers could eventually decline to 10% to 15% of unit sales.

At any point in time, management of Theragenics™ and/or its non–exclusive distributors may change their respective pricing policies for TheraSeed® in order to take advantage of market opportunities or respond to competitive situations. Responding to market opportunities and competitive situations could have an adverse effect on the prices of TheraSeed® and/or could have a favorable effect on market share and volumes, while failure to do so could adversely affect market share and volumes although per unit pricing could possibly be maintained.

Cost of sales was $3.6 million during the third quarter of 2001 and 2000, resulting in a gross profit margin of 69.8% in 2001 and 66.0% in 2000. For the first nine months of 2001, cost of sales was $11.2 million, resulting in a gross profit margin of 70.9%, compared with cost of sales of $10.3 million and a gross profit margin of 68.9% during the first nine months of 2000. In the 2001 periods, fourteen cyclotrons were in operation. During 2000, all fourteen cyclotrons were not in operation until the third quarter. The increase in cost of sales in the nine months ended September 30, 2001 over the comparable 2000 period was due to the increase in depreciation and operating costs related to the additional cyclotrons in operation. Maintenance expenses also increased during the nine months ended September 30, 2001 compared to the same period in 2000.

Selling, general and administrative ("SG&A") expenses were $2.7 million, or 22.5% of revenue, during the third quarter of 2001, compared to $1.7 million, or 15.9% of revenue, during the third quarter of 2000, an increase of $1.0 million, or 58.9%. For the first nine months of 2001 SG&A expenses were $7.8 million, or 20.1% of revenue, compared to $5.1 million, or 15.4% of revenue, during the first nine months of 2000, an increase of $2.7 million, or 52.9%. The increases in the 2001 periods were primarily due to an increase in advertising, marketing, customer service and cancer information expenses. These expenses were borne by Indigo under the terms of the Indigo Agreement during the 2000 periods. Additionally, bad debt expense increased, as the Company increased its allowance for doubtful accounts in recognition of both the move to direct sales and the lack of collection experience with the new non–exclusive distributors. Finally, compensation and benefits, and start up expenses associated with the Company’s PSP Project (see "Liquidity and Capital Resources" below), also increased during the 2001 periods.

In the third quarter of 2001 the Company recruited a marketer with experience in health care and direct to consumer marketing, and expects direct to consumer advertising activity to increase significantly. The Company also expects to continue other activities in an attempt to support its brand and increase demand for TheraSeed® implants, including; advertising to physicians, clinical studies aimed at showing the superiority of TheraSeed® implants in the treatment of prostate cancer, technical field support to TheraSeed® customers and other customer service and patient information activities. Accordingly, the Company expects that marketing expenses will continue to increase.

Research and development (R&D) expenses were $506,000, or 4.2% of revenue, in the third quarter of 2001, and $596,000, or 5.7% of revenue, in the third quarter of 2000. R&D expenses during the first nine months of 2001 were $2.1 million, or 5.3 % of revenue compared to $1.5 million, or 4.5% of revenue, during the 2000 period. The increase in R&D expenses in the year to date period was a result of the Company’s R&D initiatives, including restenosis studies carried out by the Atlanta Cardiovascular Research Institute (see below), and development efforts to improve the Company’s proprietary production processes. R&D expenses in the third quarter of 2001 declined slightly from the 2000 period as phases of certain activities associated with the work performed by the Atlanta Cardiovascular Research Institute reached completion. The Company’s research and development initiatives are intended to expand the application of Pd–103 to other oncological and non–oncological uses, and explore options for using the Company’s expertise and capabilities in other areas. Management plans to continue to increase efforts in research and development as its initiatives to diversify move forward and expects R&D expenditures to increase proportionately. However, R&D spending is dependent on the complex scheduling of research and development activities in progress as well as the pursuit of other appropriate opportunities as they arise. Accordingly, R&D expenses may fluctuate significantly from period to period.

As part of its R&D initiatives, the Company has an agreement with the Atlanta Cardiovascular Research Institute (ACRI) to conduct pre–clinical animal studies addressing the use of Pd–103 for the prevention of restenosis. Early phases of the studies have indicated that the inhibitory effects of Pd–103 are similar to that of other emitters, both beta and gamma. The Company is continuing its pre–clinical animal studies, and expects longer–term data to be available in early 2002. The Company has met with representatives of the U.S. Food and Drug Administration (FDA) to present the results of the pre–clinical animal studies, discuss further pre–clinical studies planned, and discuss the requirements and timing on proceeding with human clinical studies using TheraSource™, the Company’s proprietary Pd–103 source. The Company is planning to enter human trials for restenosis in 2002, and is inclined toward pursuing human studies involving peripheral vessels rather than coronary studies. However, the commencement and completion of any human trials will be dependent upon receiving successful results from the ongoing additional pre–clinical animal studies, the submission and approval of an Investigational Device Exemption by the FDA, and evaluation of potential competing forms of treatment.

The market for the prevention of restenosis is characterized by rapid technological innovation, significant research efforts and continual scientific discoveries. Many innovative treatments for the prevention of restenosis are currently being studied, all at different stages of development. Many companies are involved in research in this area, some with significant resources available to them. Early clinical results disclosed in the third quarter of 2001 for one such alternative treatment, drug–coated stents, have been exceptional. Theragenics™ believes that the treatment of restenosis will continue to evolve at a rapid pace, and the Company’s development efforts in this area will continue to be flexible.

Other R&D efforts are also underway, including the use of Pd–103 in treating the wet form of age–related macular degeneration. This disease is a degeneration of eyesight that, in some cases, can lead to complete blindness. The Company has developed a prototype device for macular degeneration animal studies and expects to begin these studies during 2002.

Other income (exclusive of minimum income), comprised of interest income and non–operating expenses, was $330,000 in the third quarter of 2001 compared to $460,000 during the third quarter of 2000. For the first nine months of the year, other income was $1.2 million in 2001, compared to $1.3 million in 2000. The Company’s investments consist primarily of short–term cash investments and high–credit quality municipal obligations, in accordance with the Company’s investment policies. While additional funds were available for investment during the 2001 periods, the interest rate environment during 2001 has reduced the effective returns on a significant portion of the Company’s investments. Funds available for investment have and will continue to be utilized for the Company’s current and future expansion programs and research and development activities. As funds continue to be used for these programs and activities, and as interest rates continue to change, management expects other income to fluctuate accordingly.

The Company recognized $5.4 million of other income in the third quarter of 2000 related to purchase minimum shortfalls under the Sales and Marketing Agreement with Indigo. This increased net earnings during the third quarter and first nine months of 2000 by $3.5 million, or $.12 per diluted share.

The Company’s effective income tax rate was approximately 37% and 36% for the third quarter of 2001 and 2000, respectively, and 36% and 35% for the first nine months of 2001 and 2000, respectively. This increase is a result of a reduction in tax credits generated by the Company’s investments in its expansion projects and research activities during 2001. The Company’s income tax rate in each period is lower than the statutory rates primarily due to the recognition of tax credits generated by the Company’s investments in its expansion projects and research activities, and tax–exempt interest income.

Liquidity and Capital Resources

The Company had cash, short–term investments and marketable securities of $53.8 million at September 30, 2001, compared to $45.2 million at December 31, 2000. Marketable securities consist primarily of short–term cash investments and high–credit quality municipal obligations, in accordance with the Company’s investment policies. The increase in cash, short–term investments and marketable securities was a result of cash generated by operations, partially offset by capital expenditures. Working capital was $62.0 million at September 30, 2001, compared to $49.9 million at December 31, 2000. The Company also has an Unsecured Credit Agreement with a financial institution that provides for maximum borrowings of $40.0 million under two lines of credit, and an additional uncommitted $10.0 million line of credit. No borrowings were outstanding under the Unsecured Credit Agreement as of September 30, 2001.

Cash generated by operations was $14.0 million and $22.7 million during the first nine months of 2001 and 2000, respectively. Cash generated from operations consists of net earnings plus non–cash expenses such as depreciation, amortization and deferred income tax expense and changes in balance sheet items such as accounts receivables, inventories and payables. In addition to the cash generated from net income for 2001 and 2000, non–cash depreciation and amortization expenses increased to $4.3 million in the first nine months of 2001 from $3.9 million in the first nine months of 2000. The increase in depreciation and amortization was primarily a result of the increase in the number of cyclotrons that were operational during 2001. Further contributing to the change in cash, $244,000 in cash was absorbed by an increase in accounts receivable during the first nine months of 2001, as the Company’s accounts receivable base changed as a result of its direct to customer sales and non–exclusive distribution agreements. The change in accounts receivable in the 2000 period generated $900,000 as Indigo paid its 1999 year–end revenue sharing balance. Finally, another significant change in cash occurred as $2.9 million was utilized to pay income taxes in the first nine months of 2001, while a change in income taxes payable generated $1.0 million in cash during the 2000 period.

The Company’s primary use of cash in the first nine months of 2001 and 2000 related to capital spending to increase manufacturing capacity. Capital expenditures totaled $5.7 million and $13.4 million during the first nine months of 2001 and 2000, respectively.

The U.S. Department of Energy (DOE) has granted Theragenics™ access to unique DOE technology, known as the Plasma Separation Process (PSP), for use in production of isotopes, including Pd–103 (the "PSP Project"). This technology venture represents part of a DOE initiative to redirect Cold War assets to peacetime use and cushion the economic impact of U.S. Defense Department cutbacks. The Company expects that the use of the PSP technology could significantly increase its Pd–103 capacity and allow for expanded use of Pd–103 and TheraSeed® beyond treatment of prostate cancer to new medical applications. The Company also believes that the PSP Project may allow it to explore options for applying this technology to other uses, including the production of isotopically engineered materials for use in medical and non–medical applications, though there are no assurances that this will be achieved. The Company is constructing a facility in the Oak Ridge, Tennessee area to house the equipment, infrastructure and work force necessary to support the production of isotopes, including Pd–103, using this DOE technology. Construction costs of approximately $22.6 million have been incurred on the PSP Project through September 30, 2001, and the Company expects to additionally invest between $2.4 million and $7.4 million through 2001 to complete this manufacturing and R&D facility. The PSP Project is expected to become operational in early 2002, though no significant revenues are expected to be generated from the PSP Project in 2002.

As part of the PSP Project, the Company has leased land in the Oak Ridge, Tennessee area and equipment previously used by the government to produce isotopes. As a result of the sensitive nature of the equipment, the specialized technology involved and the restrictions on access to unique DOE–operated facilities, the Company has contracted with the DOE’s primary contractor for the Oak Ridge government installation to handle certain technical and operational services that are critical to the project, including moving, reassembling and recommissioning equipment currently in storage, designing and fabricating new parts and modifications to the equipment and DOE facilities; and operating and providing ongoing access to the DOE facilities. The success of the project is dependent on the continued cooperation of the DOE and its primary contractor, which could be adversely affected by future changes in governmental program priorities and funding. If the equipment cannot be recommissioned successfully, if there are problems with the operation or modification of the DOE–operated facilities, or if unforeseen challenges arise, the project may not be successful or the costs or timeliness associated with the project could exceed current estimates. Additionally, as a result of the sensitive nature of the PSP equipment and the specialized technology involved, the DOE can terminate the Company’s access in the event of national emergency or in the interest of national defense, or require the Company to perform work involving programmatic use of the technology for the DOE in connection with carrying out its governmental mission. The Company would be entitled to compensation in the event of termination in connection with national emergency or defense or for programmatic use of the technology for the DOE.

In addition to using cash to fund the PSP Project in 2001, the Company expects that R&D spending will continue to increase. Pre–clinical animal studies addressing the use of Pd–103 for the prevention of restenosis are underway, and the Company is working toward beginning human clinical trials in 2002. Other R&D activities are also occurring (see "Results of Operations", above). R&D has fluctuated and could continue to do so depending on the scheduling and progress of R&D activities as well as the pursuit of currently unforeseen opportunities.

Cash provided by financing activities was $244,000 and $89,000 in the first nine months of 2001 and 2000, respectively, consisting of cash proceeds from the exercise of stock options and the Company’s Employee Stock Purchase Plan.

The Company believes that current cash and investment balances, cash from future operations and credit facilities, will be sufficient to meet its currently anticipated working capital and capital expenditure requirements. In the event additional financing becomes necessary, management may choose to raise those funds through other means of financing as appropriate.

Medicare Developments

Based on the importance of third–party reimbursement to all providers of healthcare products and services, Theragenics™, like many others, closely monitors reimbursement of healthcare costs. The U.S. Congress and the Centers for Medicare & Medicaid Services (CMS), (formerly the Health Care Financing Administration, or HCFA) frequently consider reforms that provide for reductions in Medicare spending and prospective payment reform on healthcare purchasing levels and payment streams. CMS is promulgating changes in the Medicare Part B payments that hospitals will receive for providing brachytherapy in outpatient departments in calendar year 2002. Medicare currently pays for brachytherapy seeds and brachytherapy needles under "pass–through" codes that are separate from the procedure codes that comprise Medicare’s outpatient prospective payment system (OPPS). In a rule published on November 2, 2001, CMS announced that "pass–through" payments for medical devices under the OPPS would change, resulting in across–the–board reductions in payments of approximately 15 to 20 percent. CMS has requested legislation from Congress that would make these reductions in payments smaller. In a written response dated November 2, 2001, to the Department of Health and Human Services and CMS concerning the rule, Senate Finance Committee Chairman Max Baucus, D–MT, and ranking minority member Charles Grassley, R–IA expressed "deep concern" stating that CMS failed to "consult properly" with the Senate Finance Committee on the matter and recommended delaying the rule’s implementation. Baucus and Grassley also faulted CMS for not having sufficient OPPS data, not fully understanding the rule’s impact on beneficiaries and hospitals, and not ensuring proper and timely implementation of the policy. As relates to the medical devices covered under the rule, there also remains a possibility that CMS may treat brachytherapy seeds and needles separately from other pass–through devices in 2002. CMS is expected to publish final reimbursement rates and policies for calendar year 2002 in an upcoming notice prior to January 1st. Unfavorable changes in reimbursement for the Company’s TheraSeed® implant could adversely affect prices of TheraSeed® and the Company’s revenue stream.

Forward Looking and Cautionary Statements

This document contains certain forward–looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding sales, marketing and distribution efforts, sales mix, effectiveness of non–exclusive distribution agreements, pricing for TheraSeed®, future cost of sales, R&D efforts and expenses, inventory investment, SG&A expenses, other income, timing and ultimate outcome of the Company’s activities in restenosis, macular degeneration and other diversification efforts, potential new products and opportunities, the PSP Project, and the sufficiency of the Company’s liquidity and capital resources. From time to time, the Company may also make other forward–looking statements relating to such matters as well as anticipated financial performance, business prospects, technological developments, research and development activities and similar matters. These forward–looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with research and development activities, including animal studies and clinical trials related to new products, risks associated with new product development cycles, effectiveness and execution of marketing and sales programs of Theragenics™ and its non–exclusive distributors, potential costs and delays in the start–up of the Oak Ridge facility, potential changes in product pricing and competitive conditions, continued acceptance of TheraSeed® by the market, execution and effectiveness of competitors, management of growth, acceptance and efficacy of Pd–103 for other applications, adverse changes in governmental program priorities and budgetary funding by the relevant governmental authorities, potential costs and delays in the startup and refinement of technology and related equipment, potential equipment failure, government regulation of the therapeutic radiological pharmaceutical and device business, and potential changes in third–party reimbursement. All forward looking statements and cautionary statements included in this document are made as of the date hereby based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward looking statement or cautionary statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk exposure related to market risk sensitive financial instruments is not material. As of September 30, 2001, there were no outstanding borrowings under the Company’s Unsecured Credit Agreement.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See Note E to the Company’s financial statements included in Item 1 of this report, which is incorporated by reference hereby.

Item 6. Exhibits and Reports on Form 8–K.

     (a) No reports on Form 8–K were filed during the quarter ended September 30, 2001.

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

Dated: November 14, 2001