Form 10-K
period 2001-12-31
THERAGENICS CORP
filed 2002-03-28
CIK 795551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

COMMISSION FILE NO. 0-15443

THERAGENICS CORPORATION®

(Exact name of registrant as specified in its charter)

Delaware	58-1528626
(State of incorporation Number)	(I.R.S. Employer Identification Number)

5203 Bristol Industrial Way
Buford, Georgia	30518
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:(770) 271-0233

     Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered
- - - - - - - - - - - - - - -	- - - - - - - - - - - - - - -
Common stock, $.01 par value,	New York Stock Exchange
Together with associated Common
Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X       NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive Proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. (X)

     As of March 14, 2001 the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, as determined by reference to the closing price of the Common Stock as reported on the New York Stock Exchange, was $257,648,580.

     As of March 14, 2001 the number of shares of Common Stock, $.01 par value, outstanding was 29,445,552.

     Documents incorporated by reference: Proxy Statement for the registrant's 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001, is incorporated by reference in Part III herein.

Part I

Item 1.

General

     Theragenics Corporation® ("Theragenics™" or the "Company"), incorporated under Delaware law in 1981, is the manufacturer of TheraSeed®, a rice-sized FDA-cleared device used primarily in treating localized prostate cancer with a one-time, minimally invasive procedure. Theragenics™ is the world's leading producer of Palladium-103 (Pd-103), the radioactive isotope that supplies the therapeutic radiation for its TheraSeed® implant. Theragenics™ is also involved in research and development utilizing Pd-103 for the treatment of restenosis, macular degeneration and other diseases, and has research and development programs involving other isotopes and their uses. Physicians, hospitals and other healthcare providers, primarily located in the United States, utilize the TheraSeed® product.

    From May 1997 to August 2000, substantially all TheraSeed® implants for the treatment of prostate cancer were sold through an exclusive distributor. Notice of termination of that exclusive distribution agreement was received in August 2000 ending Theragenics'™ contractual requirement to use an exclusive distributor. The contract was subsequently terminated in January 2001. The Company currently sells its TheraSeed® implants directly to physicians and non-exclusive third party distributors.

     The Company has an active and ongoing program targeted at diversifying its future revenue stream. As part of this program the Company constructed a facility in the Oak Ridge, Tennessee area to house the equipment, infrastructure and work force necessary to support the production of isotopes, including Pd-103, using unique plasma separation process (PSP) technology being leased from the U.S. Department of Energy (DOE). PSP technology is a method of separating relatively large quantities of a specific isotope from a specific element. In the past this technology had demonstrated the ability to produce material for the U.S. Government to support nuclear power generation. It was also utilized by Theragenics™ to produce Pd-102 for conversion to Pd-103. In addition to possibly increasing its capacity and allowing for expanded use of Pd-103, the Company also believes that the DOE technology may allow it to produce other isotopically engineered materials for use in medical and non-medical applications.

    Research and development initiatives are also underway to support the Company's diversification program. Certain pre-clinical animal studies addressing the use of Pd-103 for the prevention of restenosis in coronary artery disease are underway. Restenosis is the renarrowing of blood vessels following procedures that are done to open stenosed (blocked) blood vessels. The use of Pd-103 for the treatment of age-related macular degeneration, a disease that leads to loss of eyesight and in some cases complete blindness, is also being studied, with pre-clinical animal trials expected to begin in 2002.

     The Company is also searching for, reviewing and evaluating external opportunities for diversification such as partnering and/or acquiring technologies, products or companies.

    In 1998 the Company received regulatory approval for the marketing of TheraSeed® throughout the member countries of the European Union by obtaining CE Marking. Sales of TheraSeed® in Europe were not significant in any of the three years in the period ended December 31, 2001.

Industry Overview

Prostate Cancer

     Excluding skin cancer, prostate cancer is the most common form of cancer, and the second leading cause of cancer deaths, in men. It is most common in North America and northwestern Europe and less common in Asia, Africa, Central America, and South America. The American Cancer Society estimates there will be about 189,000 new cases of prostate cancer diagnosed and an estimated 30,200 deaths associated with the disease in the United States during 2002.

    Prostate cancer incidence and mortality increase with age. Prostate cancer is found most often in men who are over the age of 50. More than seven out of ten men diagnosed with prostate cancer are over the age of 65. At the age of 70, the chance of having prostate cancer is 12 times greater than at age 50. According to the American Cancer Society, prostate cancer incidence rates increased between 1988 and 1992 due to earlier diagnosis in men who otherwise had no sign of symptoms. Consequently, early screening has fostered a decline in the prostate cancer death rate since 1990.

     Weak or interrupted urine flow, an inability to urinate, frequent urination and pain during urination can all be signs of prostate cancer. Additional symptoms can include blood in the urine, continual lower back pain or pain in the pelvis or pain in the upper thighs. However, it should be noted that these symptoms are nonspecific and can be caused from non-malignant conditions.

    According to the American Cancer Society, approximately 83% of all prostate cancers are found while they are still localized (confined to the prostate), and a 5-year relative survival rate for men with localized prostate cancer is 100%. According to the American Cancer Society, the survival rate for all stages of prostate cancer combined has increased from 67% to 96% over the past 20 years. Longer follow-up suggests the relative survival continues to increase after a diagnosis. Recent data indicates that the relative 10-year survival is 75%, and 15-year survival rate is 54%.

    In addition to age, other risk factors are linked to prostate cancer, such as genetics. Men who have relatives that have been affected, especially if the relatives were young at diagnosis, have an even higher risk of contracting the disease. Researchers have discovered changes in certain genes, influenced by DNA mutations inherited from a parent, may cause some men to be more inclined to develop prostate cancer. It has also been suggested that environmental factors such as exposure to cancer-causing chemicals or radiation may cause DNA mutations in many organs, but this theory has not been confirmed.

    Another factor that may contribute to prostate cancer is diet. A diet high in fat may play a part in causing prostate cancer. The American Cancer Society suggests that Lycopenes, found in vegetables and certain fruits such as tomatoes, grapefruit, and watermelon, and the mineral selenium found in fish, meat, poultry, cereals and vegetables such as mushrooms and asparagus, seem to lower prostate cancer risk. An increase in prostate cancer may also be related to a diet high in calcium and low in fructose (fruit sugar).

    The prostate is a walnut-sized gland surrounding the male urethra, located below the bladder and adjacent to the rectum. The two most prevalent prostate diseases are benign prostatic hyperplasia (BPH) and prostate cancer. BPH is a non-cancerous enlargement of the innermost part of the prostate. Prostate cancer is a malignant tumor that begins most often in the periphery of the gland and, like other forms of cancer, may spread beyond the prostate to other parts of the body. If left untreated, prostate cancer can metastasize to the lung or bone, resulting in death.

     The American Cancer Society recommends that men without symptoms, risk factors and a life expectancy of at least ten years should begin regular annual medical exams at the age of 50, and believes that health care providers should offer as part of the exam the prostate-specific antigen (PSA) blood test and a digital rectal examination (DRE). The PSA blood test determines the amount of prostate specific antigen present in the blood. PSA is found in a protein secreted by the prostate, and elevated levels of PSA can be associated with either prostatitis (a noncancerous inflammatory condition) or a proliferation of cancer cells in the prostate. Industry studies have shown that the PSA test can detect prostate cancer as many as five years earlier than the digital rectal exam. Transrectal ultrasound tests and biopsies are typically performed on patients with elevated PSA readings to confirm the existence of cancer.

    A tumor found by a prostate biopsy is usually assigned a grade by a pathologist. The most common prostate cancer grading system is called the Gleason grading system. A Gleason score, which ranges from 2 to 10, usually is used to estimate the tumor's growth rate. The lower the score, the slower the cancer grows. Most localized cancers of the prostate gland are an intermediate score ranging from Gleason scores 4, 5 or 6.

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
or distanorgans (M+)

Treatment Options

     In addition to seeding, localized prostate cancer is most commonly treated with radical prostatectomy (RP), external beam radiation therapy (EBRT), cryosurgery, hormone therapy, and watchful waiting. Some of these therapies may be combined in special cases to address a specific cancer stage or patient need. For example, TheraSeed® has been used in combination with EBRT to treat some locally advanced cases of prostate cancer. The treatments that have been most successful are those that remove or kill all of the cancerous tissue while avoiding excessive damage to the surrounding healthy tissue. When the cancerous tissue is not completely eliminated, the cancer typically returns to the primary site, often with metastases to other areas. The following is a summary of treatment options for prostate cancer other than seeding.

     Radical Prostatectomy is the most common surgical procedure. Radical Prostatectomy involves the complete removal of the prostate gland and has been used for over 30 years in treating early-stage, localized tumors. RP typically requires a three-day average hospital stay and a lengthy recovery period (generally three to five weeks). Possible side effects include impotence and incontinence. The cost of RP ranges from $19,000 to $25,000 per procedure, excluding treatment for side effects and postoperative complications.

     External Beam Radiation Therapy involves directing a beam of radiation at the prostate gland from outside the body to destroy tumorous tissue and has been a common technique for treating many kinds of cancer since the 1950s. EBRT has typically been reserved for early-stage prostate cancer in locally advanced cases where the patient is an inappropriate surgical risk. Patients are usually treated five days per week in an outpatient center over a period of six to seven weeks. Rectal complications resulting from damage to the rectal wall caused by the radiation beam as it travels to the prostate are the most common side effects. Other possible side effects include incontinence and impotence, but these side effects generally occur with less frequency than they do following RP. EBRT is estimated to cost between $13,000 to $17,000 per patient.

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

     A trial study with 18,000 men enrolled is currently underway to determine the efficacy of the drug called finasteride, which prevents the prostate from using male hormones. The drug inhibits male hormones called androgens that are known to be important in the growth of normal and cancerous prostate cells and may be important in the promotion of prostate cancer. It will take several years, however, before the results of the study are known due to the fact that prostate cancers form slowly.

     In addition to the treatment options described above, other forms of treatment as well as prevention are being developed and tested in clinical settings.

The Theragenics™ Solution

     Theragenics™ produces TheraSeed®, an FDA-cleared device for treatment of all solid localized tumors and currently used principally for the treatment of prostate cancer. In the prostate application, TheraSeed® devices are implanted throughout the prostate gland in a minimally invasive surgical technique under ultrasound guidance. The radiation emitted by the seeds is contained within the immediate prostate area, killing the tumor while sparing surrounding organs of significant radiation exposure. The seeds, whose capsules are biocompatible, remain in the prostate after delivering their radiation dose. TheraSeed® is best suited for solid localized tumors and is typically classified as a treatment for early-stage disease.

     Management believes TheraSeed® offers significant advantages over RP and EBRT. Recent multi-year clinical studies indicate that seeding offers success rates for early-stage prostate cancer that are comparable to or better than those of RP or EBRT and is associated with reduced complication rates. In addition, the TheraSeed® treatment is a one-time outpatient procedure with a typical two to three day recovery period. By comparison, RP is an inpatient procedure typically accompanied by an average three day hospital stay and a three to five week recovery period, and EBRT involves six to seven weeks of daily radiation treatments. The Company estimates that treatment with TheraSeed® generally costs $13,000 to $17,000 per procedure, which is lower than the cost of RP and comparable to the cost of EBRT.

    TheraSeed® is a radioactive "seed" approximately 4.5 millimeters long and 0.8 millimeters in diameter, or roughly the size of a grain of rice. Each seed consists of biocompatible titanium that encapsulates the radioactive substance Pd-103. The half-life of Pd-103, or the time required to reduce the emitted radiation to one-half of its initial level, is 17 days. The half-life characteristics result in the loss of almost all radioactivity in less than four months.

Treatment Protocol

     Prostate cancer patients electing seed therapy, first undergo a transrectal ultrasound test or CT scan, which generates a two-dimensional image of the prostate. With the assistance of a computer program, a three dimensional treatment plan is created that calculates the number and placement of the seeds required for the best possible distribution of radiation to the prostate.

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

     Seeding has been used as a treatment for prostate cancer for more than 20 years. Twenty years ago, seeds containing the radioactive isotope Iodine-125 (I-125) were implanted in prostate tumors under open surgery. However, this technique fell into disfavor because the seeds were often haphazardly arranged resulting in radiation not reaching all of the targeted cancerous prostate. Compounding this was that often an unintended radiation dose was delivered to healthy surrounding tissues, particularly the urethra and rectum. Clinical results indicate that the computer modeling, advanced imaging and other techniques used in seeding today have significantly ameliorated these drawbacks.

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

     Seeding treatment in combination with EBRT has also recorded impressive results in the treatment of higher risk prostate cancer patients. In their paper published for the Seminars in Surgical Oncology 1997, Drs. Blasko, Ragde, Grimm, et al. presented an eight-year actuarial local and distal disease-free rate of 91% and 83%, respectively for 231 patients who were considered to represent higher risks of locally advanced prostate cancer and were treated with a combination of Pd-103 or I-125 seeding and a modified dose of EBRT. A study by Dr. Michael Dattoli of University Community Hospital, Tampa, Florida, and Dr. Kent Wallner of Memorial Sloan-Kettering Cancer Center, New York, New York, published in the International Journal of Radiation Oncology, Biology and Physics in July 1996, found a three-year actuarial freedom from biochemical failure (based on PSA scores) of 79% among 73 patients with clinically localized, high risk prostate cancer who were treated with EBRT in combination with Pd-103. This compares favorably to results reported for patients treated with conventional dose EBRT alone. These locally advanced cases are significant because typical RP protocols would not classify them as suitable for surgical treatment.

     Reduced Incidence of Side Effects. Because TheraSeed® delivers a highly concentrated and confined dose of radiation directly to the prostate, healthy surrounding tissues and organs are spared excessive radiation exposure. This results in significantly fewer and less severe side effects and complications than are incurred with other conventional therapies. RP generally results in a 50% to 90% impotence rate and an incidence rate as high as 65% for incontinence, and EBRT generally results in impotence and incontinence rates of 40% to 60% and 8% to 18%, respectively. Conversely, brachytherapy patients experience 5% to 15% erectile dysfunction while there is a close to zero incidence of incontinence according to Wessels, Arnold, and Henderson Industry Data. According to a 1995 study by the Northwest Tumor Institute described above, it was reported that 85% of seed therapy patients under 70 years of age who were potent before the procedure remained so. In addition, patients who had not had a previous transurethral prostate resection (TURP) suffered no incontinence. Patients having a previous TURP have compromised urinary tracts and can experience higher rates of incontinence. Patients receiving seeding can expect some urethra irritation and urinary urgency post-implantation as the Pd-103 delivers its radiation dose.

     A five-year study, using either Pd-103 or I-125 seed implants, published in the August 2001 edition of International Journal of Radiation Oncology, Biology and Physics promotes brachytherapy treatment for early-stage prostate cancer in men under 65 while indicating lower incidence of side effects such as incontinence and impotence. According to Dr. Gregory Merrick of Schiffler Cancer Center in Wheeling, West Virginia, the findings from the study involving 76 patients ranging in ages between 48 and 62 years who received seed implants between the period of 1995 to 1999 are encouraging "because it shows younger men that they can survive cancer with a significantly lower incidence of side effects."

     Lower Treatment Cost. The total cost of seeding is approximately $15,000 per procedure. This is approximately two-thirds the cost of RP, which ranges from $19,000 to $25,000, excluding treatment for side effects and post-operative complications. Seeding cost is comparable to the cost of EBRT, which ranges from $13,000 to $17,000 for a six-to-seven week course of treatment.

    Management believes TheraSeed® represents the best available form of seeding. Another radioactive isotope, I-125, is also commercially available as a permanent implant. TheraSeed® was the first commercially available alternative isotope to I-125 since I-125's introduction over 20 years ago. Management believes that I-125 and Pd-103 are used in approximately 70% and 30%, respectively, of all prostate cancer seeding procedures. Another technique known as "temporary seeding," which involves the temporary placement of an Iridium-based source in or near a tumor, is used in a very small percentage of cases. Management believes Pd-103 has the following advantages over I-125: (i) Pd-103 delivers three times the initial dose rate of I-125, which can yield advantages in treating aggressive cancers, (ii) Pd-103 has approximately one-third the half-life of I-125, which shortens the duration of some radiation induced side effects by two-thirds and reduces radiation exposure to medical personnel in treatment follow-up; and (iii) unlike I-125, Pd-103 is nontoxic and non-volatile as it decays.

    A seven-year, peer-reviewed study conducted at Yale University School of Medicine published in the October 29, 1999, issue of Radiation Oncology Investigations: Clinical and Basic Research demonstrated that patients receiving TheraSeed® Pd-103 seed implants experienced significantly lower incidences of side effects than patients implanted with I-125. Overall severe complication rates from both I-125 and Pd-103 are very low when compared to other treatment modalities. Only 9% of the patients involved in the study performed at Yale experienced long-term complications, none of whom were implanted with TheraSeed®. Furthermore, the study indicates that the minimum tumor dose for implants performed with Theraseed® may be increased without comprising side effect results.

Production

    The production of TheraSeed® is dependent upon the availability of Pd-103, as well as Rhodium-103 (Rh-103), titanium, graphite and lead. With the exception of Pd-103, all of these raw materials are relatively inexpensive and readily available from third party suppliers.

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

    Cyclotron operations constitute only one component of the TheraSeed® manufacturing process. Because the production of TheraSeed® is highly sensitive and labor intensive, Management is focusing significant attention and effort on automating and otherwise improving all aspects of the Company's manufacturing process. Certain portions of the Company’s production processes were automated during the past four years. Although the automation process is difficult and time consuming, and has been subject to significant delays, Management believes it can continue to improve efficiency, further reduce radiation exposure to personnel and provide additional production capacity for TheraSeed®.

     Since 1997, the Company’s quality control system has been certified as meeting all the requirements of the International Organization for Standards’ ISO 9001/EN46001 Quality System Standard.

    The U.S.DOE has granted Theragenics™ access to unique DOE technology, known as the PSP for use in production of isotopes, including Pd-103 (the “PSP Project”). The Company has constructed facilities and infrastructure to support the use of this DOE technology. The facilities are expected to become operational during 2002, though no revenues are expected from the PSP Project in 2002 (see Item 7 -’Management“s Discussion and Analysis of Financial Condition and Results of Operations”).

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

Marketing

    From May 1997 until August 2000, Indigo Medical, Inc. (Indigo) held the exclusive worldwide rights to market and sell the TheraSeed® implant for prostate cancer under a Sales and Marketing Agreement with Theragenics™ (the “Agreement”). Under the Agreement, Indigo had the responsibility for the marketing and training related to the TheraSeed® implant. In August 2000 Indigo exercised its option and gave notice of termination of the Agreement. As a result of Indigo$’s notice of termination, Theragenics™ regained the right to directly market and distribute its TheraSeed® product for the treatment of prostate cancer to physicians and third-party distributors. Subsequent to Indigo’s notice of termination, the Company has executed non-exclusive distribution agreements with four companies for the distribution of TheraSeed® (see Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operation”).

     Management does not currently intend to develop an internal sales and marketing organization. The Company does intend to support the TheraSeed® brand and its non-exclusive distributors with a significant increase in advertising to consumers and physicians, clinical studies aimed at showing the superiority of TheraSeed® in the treatment of prostate cancer, technical field support to TheraSeed® customers and other customer service and patient information activities (see Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operation”).

TheraSphere®

     Theragenics™ has also participated in the development of TheraSphere®, a microscopic radioactive glass sphere designed for the treatment of liver cancer. The Company holds a worldwide exclusive license from the University of Missouri for the use of the technology required to produce TheraSphere®. The Company has granted to Nordion International, Inc. (Nordion) an exclusive worldwide sublicense to manufacture, distribute and sell TheraSphere® for any application. Under the terms of the sublicense, Nordion has agreed to obtain the necessary regulatory approvals for distribution of TheraSphere® in the United States and other countries. TheraSphere® has been approved for distribution in Canada and is available in other markets outside North America, though sales of TheraSphere® have not been significant. Nordion was granted a Humanitarian Device Exemption (HDE) authorization from the FDA to market Therasphere®. The HDE does not represent full regulatory approval for distribution in the United States, and the timing for commercial development and regulatory approval of TheraSphere® in the United States and elsewhere is uncertain. Management does not anticipate significant revenues from TheraSphere® within the foreseeable future.

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

     The Company also holds a worldwide exclusive license from the University of Missouri for the use of technology required for producing TheraSphere®. Theragenics™ holds the rights to all improvements developed by the University of Missouri on this technology. The Company, in turn, sublicenses exclusive worldwide rights to this technology and all improvements to Nordion. Pursuant to its license agreement with the University of Missouri, the Company is obligated to pay the University the greater of a fixed annual amount or a percentage of the gross sales amount derived from the sale of TheraSphere®.

     Theragenics™ holds patents for technology concerning methods for delivery of TheraSphere® in several countries, including the United States, Canada, Australia, Argentina, South Africa and the countries of the European Patent Convention, and has patent applications on file in other countries, including Japan. The Company exclusively licenses this technology to Nordion for worldwide use.

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

Seasonality

     Although effects from seasonality cannot be identified in relation to a specific quarter or quarters, management believes that holidays, major medical conventions and vacations taken by physicians, patients and patients' families may have a seasonal impact on sales for TheraSeed®.

Research and Development

     R&D expenses were $2.7 million, $2.1 million, and $709,000 in 2001, 2000 and 1999, respectively. R&D expenses have related primarily to restenosis studies and development efforts to improve the Company’s proprietary production processes (see Item 7-“ Management’s Discussion and Analysis of Financial Condition and Results of Operations, 2001 compared to 2000”).

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

     I-125 is commercially available as a permanent implant and competes with TheraSeed®. A number of companies have obtained regulatory approval to produce and distribute I-125 seeds and a number of other companies have announced their intentions to apply for such approval. Management believes that I-125 and Pd-103 are used in approximately 70% and 30%, respectively, of all prostate cancer seeding procedures.

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

     Management believes that certain characteristics of Pd-103 can lead to continued improved results over I-125, including: (i) a higher dose rate, which can yield advantages in treating aggressive cancers;(ii) a shorter half-life, which shortens the duration of some radiation induced side effects by two-thirds and reduces radiation exposure to medical personnel in treatment follow-up; and (iii) unlike I-125, Pd-103 is non toxic and non-volatile as it decays.

     Several companies have obtained regulatory approval to produce and distribute Pd-103 seeds, which compete directly with TheraSeed®. A number of other companies have also announced their intentions to apply for regulatory approval to produce and distribute Pd-103 seeds. Management believes that Theragenics™ has competitive advantages over these companies including: (i) its proprietary production processes that have been developed and patented; (ii) its record of reliability and safety in its manufacturing operations; (iii) the time and resources required for competitors’ production capabilities to ramp up to commercial production on a scale comparable to Theragenics™ and (iv) the non-exclusive distribution agreements that the Company currently has in place, which allow it to leverage multiple distribution channels and access multiple marketing approaches and philosophies.

     At any point in time, management of Theragenics™ and/or its non-exclusive distributors may change their respective pricing policies for TheraSeed® in order to take advantage of market opportunities or respond to competitive situations. Responding to market opportunities and competitive situations could have an adverse effect on the prices of TheraSeed® and/or could have a favorable effect on market share and volumes, while failure to do so could adversely affect market share and volumes although per unit pricing could possibly be maintained.

     In addition to the competition from the procedures and companies noted above, many companies, both public and private, are researching new and innovative methods of preventing and treating cancer. In addition, many companies, including many large, well-known pharmaceutical, medical device and chemical companies that have significant resources available to them, are engaged in radiological pharmaceutical and device research. These companies are located in the United States, Europe and throughout the world. Significant developments by any of these companies could have a material adverse effect on the demand for Theragenics'™ products.

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

     The U.S. DOE has granted Theragenics™ access to unique DOE technology, known as the PSP, for use in production of isotopes. U.S. Government Export Control Laws and Regulations govern the exporting of certain products produced in the PSP and the exporting of technology associated with the PSP.

Employees

     As of December 31, 2001, the Company had 160 full time employees (including full time temporary employees and executive personnel). Of this total, 110 were engaged in the development and production of the Company’s products. The remainder were engaged in marketing and general corporate activities. The Company’s employees are not represented by a union or a collective bargaining agreement, and management considers employee relations to be good.

Item 2. Properties

    The Company owns two manufacturing facilities located in Buford, Georgia. One facility houses cyclotrons, raw material processing, assembly and shipping operations. The second facility, which is adjacent to the first facility, houses cyclotrons. The Company also owns an administrative facility adjacent to its production facilities in Buford.

    The Company owns approximately 15 acres in Buford-Gerogia on which its two manufacturing facilities and administration facilities are located. Land remains available for future development adjacent to its current facilities. Management intends to use this land for long term expansion of its manufacturing and support operations, if such expansion is required.

     The Company leases 21 acres of land in the Oak Ridge, Tennessee area, on which it is constructing a facility to house the equipment, infrastructure and workforce necessary to support operations using technology leased from the U.S. DOE (see Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). The Company also holds a right of first refusal option on the lease of 21 acres adjacent to its current leased site in the Oak Ridge area.

Item 3. Legal Proceedings

    In January 1999, the Company and certain of its officers and directors were named as defendants in certain securities actions alleging violations of the federal securities laws, including Sections 10(b), 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934, as amended. These actions have been consolidated into a single action pending in the U.S. District Court for the Northern District of Georgia. The complaint, as amended, purports to represent a class of investors who purchased or sold securities during the time period from January 29, 1998 to January 11, 1999. The amended complaint generally alleges that the defendants made certain misrepresentations and omissions in connection with the performance of the Company during the class period and seeks unspecified damages. On May 14, 1999, a stockholder of the Company filed a derivative complaint in the Delaware Court of Chancery purportedly on behalf of the Company, alleging that certain directors breached their fiduciary duties by engaging in the conduct that is alleged in the consolidated federal class action complaint. The derivative action has been stayed by the agreement of the parties. On July 19, 2000, the Court granted the Company’s motion to dismiss the consolidated federal class action complaint for failure to state a claim against the Company, and granted the plaintiffs leave to amend their complaint. On August 21, 2000, the plaintiffs filed a second amended complaint and on March 30, 2001, the Court denied the defendants motion to dismiss the plaintiff’s second amended complaint. The Court also denied the Company’s motion for reconsideration, and discovery is underway. Management believes these charges are without merit and intends to vigorously oppose the litigation, however, given the nature and early stage of the proceedings, the ultimate outcome of the litigation cannot be determined at this time. Accordingly, no provision for any liability that might result from this litigation has been made. The Company maintains insurance for claims of this general nature.

Item 4. Submission of Matters to a Vote of Security Holders

    The Company did not submit any matter to a vote of its security holders during the fourth quarter of calendar year 2001.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Company’s Common Stock, $.01 par value, (Common Stock) is traded on the New York Stock Exchange (NYSE) under the symbol “TGX”. The high and low prices for the Company’s Common Stock as reported on the NYSE for each quarterly period in 2000 and 2001 are as follows:
2001	High	Low
First Quarter...............................................................................	$7.90	$5.38
Second Quarter..........................................................................	13.79	6.10
Third Quarter.............................................................................	11.76	7.46
Fourth Quarter...........................................................................	10.47	8.20
2000
First Quarter...............................................................................	$16.63	$8.13
Second Quarter..........................................................................	13.25	6.94
Third Quarter..............................................................................	9.81	6.31
Fourth Quarter...........................................................................	6.63	3.94

     As of March 14, 2002, the closing price of the Company's Common Stock was $8.75 per share. Also, as of that date, there were approximately 621 holders of record of the Company's Common Stock. The number of record holders does not reflect the number of beneficial owners of the Company's Common Stock for whom shares are held by depositary trust companies, brokerage firms and others.

     The Company has a Stockholder Rights Plan (the “Rights Plan”), which contains provisions designed to protect the Company’s stockholders. Pursuant to the Rights Plan, each share of the Company’s Common Stock contains a share purchase right (a “Right”). The Rights expire in February 2007 and do not become exercisable unless certain events occur; including, the acquisition of, or commencement of a tender offer for, 15% or more of the outstanding Common Stock. In the event certain triggering events occur, including the acquisition of 20% or more of the outstanding Common Stock, each Right that is not held by the 20% or more stockholder will entitle its holder to purchase additional shares of Common Stock at a substantial discount to then current market prices. The Rights Plan and the terms of the Rights, which are set forth in a Rights Agreement between the Company and SunTrust Bank, Atlanta, as Rights Agent, could add substantially to the cost of acquiring the Company, and consequently could delay or prevent a change in control of the Company.

Dividend Policy

     The Company has never declared or paid a cash dividend on its Common Stock. It is the present policy of the Board of Directors to retain all earnings to support operations and to finance expansion. Consequently, the Board of Directors does not anticipate declaring or paying cash dividends on the Common Stock in the foreseeable future. The Company's current credit facility restricts the Company’s ability to pay dividends if such dividend payment would cause a default under any of the credit facility’s financial covenants. Decisions on the payment and amount of any dividends on the Common Stock will depend on the Company's results of operations, capital requirements and financial condition and other relevant factors as determined by the Board of Directors.

Stock Split

    On March 16, 1998, the Board of Directors approved a two-for-one Common Stock split, effected in the form of a 100% stock dividend, which was distributed on April 15, 1998, to stockholders of record on March 31, 1998. All references to shares outstanding and per share amounts contained herein have been restated to reflect the stock split.

Item 6. Selected Financial Data

    The selected financial data set forth below as of December 31, 2000 and 200, and for each of the three years in the period ended December 31, 2001, have been derived from the financial statements of the Company included elsewhere herein, which have been audited by Grant Thornton LLP, independent certified public accountants. The selected financial data as of December 31, 1998 and 1999, and for each of the two years in the period ended December 31, 1998, have been derived from the financial statements of the Company, which have been audited by Grant Thornton LLP but are not included herein. The selected financial data set forth below should be read in conjunction with the financial statements of the Company and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.
	Year Ended December 31,
	1997	1998	1999	2000	2001
	(Amounts in thousands, except per share data)
Statement of Earnings Data:
Product sales............................................	$24,457	$37,858	$43,618	$43,898	$49,667
Licensing fees...........................................	100	100	100	106	333
Total revenue...........................................	24,557	37,958	43,718	44,004	50,000
Cost of product sales...............................	6,141	10,869	13,293	13,578	14,641
Gross profit..............................................	18,416	27,089	30,425	30,426	35,359
Selling, general and administrative.............	4,819	6,000	6,300	6,872	10,448
Research and development......................	55	448	709	2,108	2,671
Operating profit.......................................	13,542	20,641	23,416	21,446	22,240
Other income (expense)...........................	1,306	1,262	1,273	7,253	1,408
Net earnings before income taxes.............	14,848	21,903	24,689	28,699	23,648
Income tax expense.................................	5,350	7,880	8,677	10,019	8,514
Net earnings.............................................	$9,498	$14,023	$16,012	$18,680	15,134
Earnings per common share Basic.............	$ 0.35	$ 0.48	$ 0.54	$ 0.63	$ 0.51
Diluted.....................................................	$ 0.33	$ 0.46	$ 0.53	$ 0.62	$ 0.50
Weighted average common shares
Basic........................................................	27,526	29,259	29,478	29,534	29,627
Diluted.....................................................	28,618	30,315	29,960	29,962	30,029
	December 31,
	1997	1998	1999	2000	2001
	(In thousands)
Balance Sheet Data:
Cash and short-term investments...............	$30,162	$19,542	$18,765	$29,722	$45,373
Marketable securities................................	8,392	6,830	15,137	15,459	10,852
Property, plant and equipment, net............	28,986	53,258	64,081	75,632	76,830
Total assets.............................................	71,200	88,273	108,043	130,700	144,007
Long-term debt, including current installments	-	-	-	-	-
Shareholders' equity...............................	67,033	84,385	101,077	120,163	136,007

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL                                        CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Theragenics Corporation® is the manufacturer of TheraSeed® a rice-sized, FDA-cleared device used primarily in treating localized prostate cancer with a one-time, minimally invasive procedure. Theragenics™ is the worlds’ leading producer of Palladium-103 (Pd-103), the radioactive isotope that supplies the therapeutic radiation for its TheraSeed® implant. Physicians, hospitals and other healthcare providers, primarily located in the United States, utilize the TheraSeed® product. TheraSeed® has also been approved for marketing throughout the member countries of the European Union by obtaining its CE Marking. Sales of TheraSeed® in Europe were not significant in any of the three years in the period ended December 31, 2001.

     From May 1997 to August 2000, substantially all TheraSeed® implants for the treatment of prostate cancer were sold through an exclusive distributor. Notice of termination of that exclusive distribution agreement was received in August 2000 ending Theragenics’™ contractual requirement to use an exclusive distributor. The contract was subsequently terminated in January 2001. The Company currently sells its TheraSeed® implants directly to physicians and non-exclusive third-party distributors.

     The Company has an active and ongoing program targeted at diversifying its future revenue stream. As part of this program the Company constructed a facility in the Oak Ridge, Tennessee area to house the equipment, infrastructure and work force necessary to support the production of isotopes, including Pd-103, using unique plasma separation process (PSP) technology being leased from the U.S. Department of Energy (DOE). PSP technology is a method of separating relatively large quantities of a specific isotope from a specific element. In the past this technology had demonstrated the ability to produce material for the U.S. Government to support nuclear power generation. It was also utilized by Theragenics™ to produce Pd-102 for conversion to Pd-103. In addition to possibly increasing its capacity and allowing for expanded use of Pd-103, the Company also believes that the DOE technology may allow it to produce other isotopically engineered materials for use in medical and non-medical applications.

     Research and development(R&D) initiatives are also underway to support the Company’s diversification program. Certain pre-clinical animal studies addressing the use of Pd-103 for the prevention of restenosis in coronary artery disease are underway. Restenosis is the renarrowing of blood vessels following procedures that are done to open stenosed (blocked) blood vessels. The use of Pd-103 for the treatment of age-related macular degeneration, a disease that leads to loss of eyesight and in some cases complete blindness, is also being studied, with pre-clinical animal trials expected to begin in 2002.

     The Company is also searching for, reviewing and evaluating external opportunities for diversification such as joint ventures, partnerships, and/or the acquisition of technologies, products or companies.

RESULTS OF OPERATIONS

Year Ended December 31, 2001, Compared to Year Ended December 31, 2000

     Revenues were $50.0 million in 2001 compared to $44.0 million in 2000, an increase of $6.0 million, or 13.6%. During 2001, Theragenics™ sold approximately 26% of unit sales directly to customers. In comparison, Theragenics™ sold almost all of its 2000 unit sales to third-party distributors. Because direct-to-customer sales are made at higher prices than sales to third-party distributors, the average selling price of TheraSeed® increased from 2000 to 2001. Even though units sold during 2001 decreased 2.5% from 2000, the higher average selling price caused year-over-year revenue to increase.

     From May 1997 to August of 2000 the Company was a party to a Sales and Marketing Agreement with Indigo Medical, Inc., a Johnson & Johnson company, (the “Indigo Agreement” and “Indigo”, respectively) that granted Indigo exclusive worldwide marketing rights to TheraSeed® for the treatment of prostate cancer. In July 2000 the Company billed Indigo $5.4 million for shortfalls in its purchase minimum requirements, and Indigo gave notice of its intention to terminate the agreement. The Company continued to sell TheraSeed® implants to Indigo under this agreement on a non-exclusive basis from August 10, 2000, until January 5, 2001, when the agreement was terminated. Currently, in addition to direct-to-customer sales, Theragenics™ has non-exclusive distribution agreements with four companies for the distribution of TheraSeed®. These five-year agreements give each distributor the right to distribute TheraSeed® in the U.S., Canada and Puerto Rico for the treatment of prostate cancer and other solid localized cancerous tumors. One of these non-exclusive agreements gives the distributor the option to distribute TheraSeed® internationally. A second of the four distributors also has the right, via a separate five-year agreement executed in March 2001, to distribute TheraSeed® internationally on a non-exclusive basis. The Company may continue to explore additional non-exclusive distribution agreements in order to take advantage of multiple distribution channels and expanded market coverage.

     Several customers that had been purchasing from Indigo now purchase directly from Theragenics™, while many other former Indigo customers are purchasing TheraSeed® from Theragenics’™ non-exclusive distributors. Management expects that these non-exclusive distributors will continue to aggressively market to the former Indigo customers, and expects the percentage of direct sales of TheraSeed® units by the Company, and accordingly, its average revenue per TheraSeed® unit, to continue to decline.

     The Company’s licensing fees revenue represents licensing payments received for the Company’s TheraSphere® technology. Such licensing fees are not expected to become material in the foreseeable future.

     At any point in time, Theragenics™ and/or its non-exclusive distributors may change their respective pricing policies for TheraSeed® in order to take advantage of market opportunities or respond to competitive situations. Responding to market opportunities and competitive situations could have an adverse effect on the prices of TheraSeed® and could have a favorable effect or prevent an unfavorable effect on market share and volumes. Failure to respond to market opportunities and competitive situations in order to maintain per unit pricing could adversely affect current or potential market share and volumes.

    Cost of sales was $14.6 million during 2001 compared to $13.6 million in 2000, an increase of $1.0 million. Gross profit increased slightly to 70.7% of revenue in 2001, compared to 69.1% in 2000. During 2001, 14 cyclotrons were in operation. During 2000, all 14 cyclotrons were not in operation until the third quarter. The increase in cost of sales in 2001 over 2000 was due to the increase in depreciation and operating costs related to the additional cyclotrons, plus an increase in salary and related expenses. The increase in salary-related costs reflects an increase in headcount and an employee mix more heavily weighted toward higher technical expertise.

    Selling, general and administrative (SG&A) expenses were $10.4 million in 2001, compared to $6.9 million in 2000, an increase of $3.5 million, or 50.7%. This increase was primarily due to an increase in advertising, marketing, customer service and cancer information expenses. Prior to September 2000, these expenses were borne by Indigo under the terms of the Indigo Agreement. Additionally, Theragenics™ incurred additional expense as the Company increased its allowance for doubtful accounts receivable to reflect the possibility of nonpayment from its customers. Management believed it to be appropriate to increase this allowance because of the Company’s move to direct sales and the lack of collection experience with the new non-exclusive distributors. Finally, compensation and benefits, and start up expenses associated with the Company’s Plasma Separation Process Project (the PSP project) (see “Liquidity and Capital Resources” below), also increased during the 2001 periods.

    In the third quarter of 2001 the Company engaged a marketing consultant with experience in health care and direct-to-consumer marketing, and expects direct-to-consumer advertising activity to increase significantly. The Company also expects to continue other activities in an attempt to support its brand and increase demand for TheraSeed® implants, including: advertising to physicians, clinical studies aimed at showing the advantages of TheraSeed® implants in the treatment of prostate cancer, technical field support to TheraSeed® customers, and other customer service and patient information activities. Accordingly, the Company expects that these efforts may increase marketing expenses by up to $5.0 million in 2002.

     R&D expenses increased to $2.7 million, or 5.4% of revenue in 2001, from $2.1 million, or 4.8% of revenue in 2000. The Company’s R&D initiatives in 2001 and 2000 related primarily to restenosis studies carried out by the Atlanta Cardiovascular Research Institute (ACRI) (see below), and development efforts to improve the Company’s proprietary production processes. The Company’s R&D initiatives are intended to expand the application of Pd-103 to other oncological and non-oncological uses, and to explore options for using the Company’s expertise and capabilities in other areas. Management plans to continue to increase efforts in R&D as its initiatives to diversify move forward and expects R&D expenditures to increase proportionately. However, R&D spending is dependent on the complex scheduling of R&D activities in progress as well as the pursuit of other appropriate opportunities as they arise. Accordingly, R&D expenses may fluctuate significantly from period to period.

     As part of its R&D initiatives, the Company has an agreement with the ACRI to conduct pre-clinical animal studies addressing the use of Pd-103 for the prevention of restenosis in coronary artery disease. Early phases of the studies have indicated that the inhibitory effects of Pd-103 are similar to that of other emitters, both beta and gamma. The Company is continuing its pre-clinical animal studies, and expects additional data to be available in 2002. The Company has met with representatives of the U.S. Food and Drug Administration (FDA) to present the results of the pre-clinical animal studies, discuss further pre-clinical studies planned, and discuss the requirements and timing on proceeding with human clinical studies using TheraSource™, the Company’s proprietary Pd-103 source. The Company is planning to provide TheraSource™ for a human clinical feasibility trial for restenosis in peripheral vessels in 2002. However, the commencement and completion of any human trials will be dependent upon the investigator receiving the appropriate approvals and authorizations necessary for carrying out this trial, including the submission and FDA approval of an Investigational Device Exemption.

    The market for the prevention of restenosis is characterized by rapid technological innovation, significant research efforts and continual scientific discoveries. Many innovative treatments for the prevention of restenosis are currently being studied, all at different stages of development. Many companies are involved in research in this area, some with significant resources available to them. Theragenics™ believes that the treatment of restenosis and vascular disease will continue to evolve at a rapid pace, and the Company’s development efforts in this area will continue to be flexible.

     Other R&D efforts are also underway, including the use of Pd-103 in treating the wet form of age-related macular degeneration. The Company has developed a prototype device for macular degeneration animal studies and expects to begin these studies during 2002.

     Other income (exclusive of minimum income), primarily comprised of interest income, was $1.4 million in 2001 compared to $1.8 million in 2000. The Company’s investments consist primarily of short-term cash investments and high-credit quality municipal obligations, in accordance with the Company’s investment policies. While additional funds were available for investment during 2001, the interest rate environment during 2001 has reduced the effective returns on a significant portion of the Company’s investments. Funds available for investment have been and will continue to be utilized for the Company’s current and future expansion programs and R&D activities, and may be used for the acquisition of technologies, products or companies consistent with the goals of Theragenics. As funds continue to be used for these programs and activities, and as interest rates continue to change, Management expects other income to fluctuate accordingly.

    The Company recognized $5.4 million of other income in 2000 related to purchase minimum shortfalls under the Indigo Agreement. This increased net earnings during 2000 by $3.5 million, or $.12 per diluted share.

    The Company’s effective income tax rate was approximately 36% and 35% for 2001 and 2000, respectively. The increase is a result of a reduction in tax credits generated by the Company’s investments in its expansion projects and research activities during 2001. The Company expects further reductions in its tax credits in 2002. The Company’s income tax rate in each period is lower than the statutory rates primarily due to the recognition of tax credits generated by the Company’s investments in its expansion projects and research activities, and tax-exempt interest income.

Medicare Developments

     The Centers for Medicare and Medicaid Services (CMS) are promulgating changes in future payments under Medicare Part B that hospitals will receive for providing brachytherapy in outpatient departments. The previously published reimbursement rates for 2002, which were announced November 2001, were delayed due to technical errors. Under the previously published rule, reductions in payments for medical devices of approximately 10% to 20% may have occurred. After reevaluating its previous calculations, CMS has now established significantly more favorable reimbursement for brachytherapy.

     Specifically, effective April 1, 2002, CMS will be implementing changes in hospital payments for brachytherapy and other services provided under Medicare’s Outpatient Prospective Payment System (OPPS). Theragenics’™ TheraSeed® implant and other brachytherapy seeds currently fall within various “transitional pass-through codes” , which are separate from the procedure payment codes that comprise much of OPPS. During the last nine months of 2002, CMS will bundle a portion of the pass-through reimbursement for brachytherapy seeds and other pass-through devices with the associated procedure codes. In effect, this will shelter the bundled portion of reimbursement for seeds from “pro rata reductions” that otherwise would apply this year to pass-through payments under Medicare law. For many TheraSeed® implant patients, we anticipate that the pass-through seed and device costs will remain near or below the maximum amount to be bundled with new payment codes, rendering significant pro rata payment reductions unnecessary for these patients. To the extent that pass-through device costs exceed the bundled amount, the remaining costs will be subject to a 63.6% pro rata reduction.

     As CMS officials consider OPPS payment policies for calendar year 2003 and beyond, Theragenics™ will continue to work with policymakers to help ensure that Medicare policies account for the unique aspects of classification and reimbursement that apply to the TheraSeed® implant and the brachytherapy area in general. Reductions in payments under OPPS for brachytherapy seeds could reduce the competitive advantages of TheraSeed® over competing treatments.

Year Ended December 31, 2000, Compared to Year Ended December 31,1999

     Revenues were $44.0 million in 2000 compared to $43.7 million in 1999, an increase of $300,000 or 0.7%. Revenue during the second half of 2000 was impacted by the termination of the Company’s relationship with Indigo, and the change to a sales and marketing strategy utilizing non-exclusive distributors.

     The Company’s licensing fees revenue represents licensing payments received for the Company’s TheraSphere® technology.

     Gross profit decreased to 69.1% of revenue in 2000 from 69.6% of revenue in 1999. This decline in gross profit margin was primarily a result of the increase in depreciation expense for the additional cyclotrons that were ordered almost two years before to meet sales forecasts made at that time by Indigo. The non-cash depreciation charge related to manufacturing for 2000 increased to $5.0 million from $3.6 million for 1999. The increase reflects 14 cyclotrons being in operation by December 31, 2000, versus only 11 cyclotrons in operation by December 31, 1999. The increase in depreciation was partially offset by improved efficiencies and automation in the Company’s proprietary production processes, and the utilization of certain manufacturing materials and resources in R&D activities.

     SG&A expenses were $6.9 million in 2000 compared to $6.3 million in 1999, an increase of $600,000 or 9.5%. This increase was primarily due to an increase in compensation and benefits, customer service and patient information expenses which had been previously borne by Indigo prior to September 2000, and start-up costs related to the Company’s construction project in Oak Ridge, Tennessee. These increases were partially offset by a reduction in legal and professional fees.

     R&D expenses increased to $2.1 million, or 4.8% of revenue, in 2000, compared to $709,000, or 1.6% of revenue, in 1999.The increase in R&D expenses was a result of the Company’s R&D initiatives, including restenosis studies carried out by the ACRI, and development efforts to improve the Company’s proprietary production processes.

     Other income, excluding minimum income described below, increased to $1.8 million in 2000 from $1.3 million in 1999. Other income consists primarily of interest income generated from the Company’s short-term investments and high quality municipal bond investments. The increase was attributable to additional funds being available for investment during 2000 as a result of cash generated from operations.

     The Company recognized $5.4 million of other income in the third quarter of 2000 related to Theragenics’™ billing for purchase minimum shortfalls under the Indigo Agreement. This increased net earnings during 2000 by $3.5 million, or $.12 per diluted share.

     The Company’s effective income tax rate was approximately 35% for 2000 and 1999. The Company’s income tax rate in each period is lower than the statutory rates primarily due to the recognition of tax credits generated by the Company’s investments in its expansion projects and research activities, and tax-exempt interest income.

Liquidity and Capital Resources

     The Company had cash, short-term investments and marketable securities of $56.2 million at December 31, 2001, compared to $45.2 million at December 31, 2000. Marketable securities consist primarily of high-credit quality municipal obligations, in accordance with the Company’s investment policies. The increase in cash, short-term investments and marketable securities was a result of cash generated by operations, partially offset by capital expenditures. Working capital was $65.3 million at December 31, 2001, compared to $49.9 million at December 31, 2000. The Company also has an Unsecured Credit Agreement with a financial institution that provides for maximum borrowings of $40.0 million under two lines of credit, and an additional uncommitted $10.0 million line of credit. The Unsecured Credit Agreement expires in August 2003. Letters of credit totaling approximately $810,000 were outstanding under the terms of the Unsecured Credit Agreement at December 31, 2001.

     Cash generated by operations was $18.0 million and $28.6 million in 2001 and 2000, respectively. Cash generated from operations consists of net earnings plus non-cash expenses such as depreciation, amortization and deferred income tax expense. Depreciation and amortization increased to $5.7 million in 2001 from $5.5 million in 2000. The increase in depreciation and amortization was a result of the increase in the number of cyclotrons that were operational during 2001.

     The Company’s primary use of cash in 2001 and 2000 related to capital spending to increase manufacturing capacity and support diversification efforts. Capital expenditures were $7.4 million and $17.3 million in 2001 and 2000, respectively. These expenditures related primarily to the Company’s PSP Project (see below), the addition of cyclotrons and supporting facilities and the Company’s new headquarters facility. The Company expects capital spending on current expansion to decrease in 2002 as the PSP Project is completed.

     The DOE has granted Theragenics™ access to unique DOE technology, known as the PSP, for use in production of isotopes, including Pd-103. This technology venture represents part of a DOE initiative to redirect Cold War assets to peacetime use and cushion the economic impact of U.S. Defense Department cutbacks. The Company expects that the use of the PSP technology could significantly increase its Pd-103 capacity and allow for expanded use of Pd-103 and TheraSeed® beyond treatment of prostate cancer to new medical applications. The Company also believes that the PSP Project may allow it to explore options for applying this technology to other uses, including the production of isotopically engineered materials for use in medical and non-medical applications, though there are no assurances that this will be achieved. The Company has constructed a facility in the Oak Ridge, Tennessee area to house the equipment, infrastructure and work force necessary to support the production of isotopes, including Pd-103, using this DOE technology. Construction costs of approximately $24.1 million have been incurred on the PSP Project through December 31, 2001, and the Company expects to additionally invest up to $5.9 million in 2002 to complete this manufacturing and R&D facility. The PSP Project is expected to become operational in 2002, though no significant revenues are expected to be generated from the PSP Project in 2002.

     As part of the PSP Project, the Company has leased land in the Oak Ridge, Tennessee area and equipment previously used by the government to produce isotopes. As a result of the sensitive nature of the equipment, the specialized technology involved and the restrictions on access to unique DOE-operated facilities, the Company has contracted with the DOE’s primary contractor for its Oak Ridge facilities to handle certain technical and operational services that are critical to the project, including reassembling and recommissioning equipment, designing and fabricating new parts and modifications to the equipment and DOE facilities, and operating and providing ongoing access to the DOE facilities. The success of the project is dependent on the continued cooperation of the DOE and its primary contractor, which could be adversely affected by future changes in governmental program priorities and funding. If the equipment cannot be recommissioned successfully, if there are problems with the operation or modification of the DOE-operated facilities, or if unforeseen challenges arise, the project may not be successful or the costs or timeliness associated with the project could exceed current estimates. Additionally, as a result of the sensitive nature of the PSP equipment and the specialized technology involved, the DOE can terminate the Company’s access in the event of national emergency or in the interest of national defense, or require the Company to perform work involving programmatic use of the technology for the DOE in connection with carrying out its governmental mission. The Company would be entitled to compensation in the event of termination in connection with national emergency or defense or for programmatic use of the technology for the DOE.

     In addition to using cash to complete the PSP Project in 2002, the Company expects that R&D spending will continue to increase. Pre-clinical animal studies addressing the use of Pd-103 for the prevention of restenosis are underway, and the Company is working toward providing material for a human clinical feasibility trial in 2002. Other R&D activities are also occurring (see “Results of Operations” above). R&D spending has fluctuated and could continue to do so depending on the scheduling and progress of R&D activities as well as the pursuit of currently unforeseen opportunities. Cash could also be used in 2002 for increased marketing and TheraSeed® support activities, and in the pursuit of diversification efforts such as the purchase of technologies, products or companies.

     Cash provided by financing activities was $362,000 and $121,000 in 2001 and 2000, respectively, consisting of cash proceeds from the exercise of stock options and the Company’s Employee Stock Purchase Plan.

     The Company believes that current cash and investment balances, cash from future operations and credit facilities, will be sufficient to meet its currently anticipated working capital and capital expenditure requirements. In the event additional financing becomes necessary, management may choose to raise those funds through other means of financing as appropriate.

SIGNIFICANT ACCOUNTING POLICIES

     Our significant accounting policies are more fully described in Note B to our financial statements. However, certain of our accounting policies are important to the portrayal of our financial position and results of operations and require the application of judgment by our management.

     Allowance for doubtful accounts. Management judgments and estimates are made and used in connection with establishing an allowance for the possibility that portions of our accounts receivables balances may become uncollectable. Accounts receivable are reduced by this allowance for amounts that may become uncollectible in the future. Specifically, management analyzes accounts in relation to current economic trends and changes in our customer payment history in establishing this allowance. Our accounts receivable balance, net of the provision for this trade accounts receivables allowance of $.3 million, was approximately $7.2 million as of December 31, 2001.

     Property, Plant and Equipment. Property, plant and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. The Company’s estimates can result in differences from the actual useful lives of certain assets. We currently own and operate 14 cyclotrons, the first of which entered service in 1993. Each of the Company's cyclotrons is depreciated using an estimated 10-year life. The cyclotrons incorporate a number of proprietary design modifications that render the cyclotrons unique to commercial applications. Management’s estimate of the useful life of these cyclotrons is based on the Company’s experience to date with these cyclotrons. As management continues to gain experience relative to the operation, repair, refurbishment, and maintenance of these cyclotrons, the Company may reassess the useful lives of the machines. Management will continue to periodically examine estimates used for depreciation for reasonableness in relation to the cyclotrons. If the Company determines that the useful life of property, plant or equipment should be shortened or lengthened, depreciation expense would be adjusted accordingly for the remaining useful life (lives) of the identified asset(s).

FORWARD-LOOKING STATEMENTS

     This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding sales, marketing and distribution efforts, sales mix, effectiveness of non-exclusive distribution agreements, pricing for TheraSeed®, future cost of sales, third-party reimbursement, R&D efforts and expenses, SG&A expenses, other income, timing and ultimate outcome of the Company’s activities in restenosis, macular degeneration and other diversification efforts, potential new products and opportunities, the PSP Project, and the sufficiency of the Company’s liquidity and capital resources. From time to time, the Company may also make other forward-looking statements relating to such matters as well as anticipated financial performance, business prospects, technological developments, R&D activities and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with R&D activities, including animal studies and clinical trials related to new products, risks associated with new product development cycles, effectiveness and execution of marketing and sales programs of Theragenics™ and its non-exclusive distributors, potential costs and delays in the start-up of the Oak Ridge facility, potential changes in product pricing and competitive conditions, continued acceptance of TheraSeed® by the market, execution and effectiveness of competitors, management of growth, acceptance and efficacy of Pd-103 for other applications, adverse changes in governmental program priorities and budgetary funding by the relevant governmental authorities, potential costs and delays in the startup and refinement of technology and related equipment, potential equipment failure, government regulation of the therapeutic radiological pharmaceutical and device business, and potential changes in third-party reimbursement. All forward-looking statements and cautionary statements included in this document are made as of the date hereby based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward looking statement or cautionary statement.

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
	2000				2001
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr
	(Amounts in thousands, except per share data)
Total revenues	$11,279	$11,524	$10,536	$10,665	$13,567	$13,121	$11,892	$11,420
Cost of product
sales	3,302	3,475	3,579	3,222	3,903	3,731	3,597	3,410
Gross profit	7,977	8,049	6,957	7,443	9,664	9,390	8,295	8,010
Selling, general and
administrative	1,821	1,642	1,678	1,731	2,586	2,487	2,678	2,697
Research and
development	348	571	596	593	822	723	506	620
Other income	414	419	5,904	516	474	389	330	215
Net earnings before income
Taxes	6,222	6,255	10,587	5,635	6,730	6,569	5,441	4,908
Income tax expense	228	2,155	3,777	1,859	2,375	2,356	2,009	1,774
Net earnings	$ 3,994	$ 4,100	$ 6,810	$ 3,776	$ 4,355	$ 4,213	$ 3,432	$ 3,134
Earnings per common
share:
Basic	$0.14	$0.14	$0.23	$0.13	$0.15	$0.14	$0.12	$0.11
Diluted	$0.13	$0.14	$0.23	$0.13	$0.15	$0.14	$0.11	$0.10
Weighted average shares
outstanding:
Basic:	29,521	29,527	29,531	29,557	29,583	29,611	29,646	29,666
Diluted	30,267	30,021	29,903	29,808	29,879	30,033	30,185	30,112

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

Item 10. Directors and Officers of Registrant*

Item 11. Executive Compensation*

Item 12. Security Ownership of Certain Beneficial Owners and Management*

Item 13. Certain Relationships and Related Transactions*

______________________________

*The information called for by Items 10, 11, 12 and 13 is omitted from this Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company not later than 120 days after December 31, 2001, the close of its fiscal year.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

a) The following documents are filed as part of this Report.

     1. Financial Statements

     See index to financial statements on page 43

     2. Financial Schedules

     See the index to financial schedules on page 43

     3. Exhibits

3.1	-	Certificate of Incorporation as amended
through July 29, 1998,(incorporated by
reference to Exhibit 3.1 of the Company's
report on Form 10-Q for the quarterly
period ended June 30, 1998)
3.2	-	By-Laws, (incorporated by reference to
Exhibit 3.4 of the Company’s registration
statement on Form S-1, File No. 33-7097,
and post-effective amendments thereto)
4.1	-	See Exhibits 3.1 - 3.2 for provisions in
the Company's Certificate of Incorporation
and By-Laws defining the rights of holders
of the Company's Common Stock.
10.1	-	License Agreement with University of
Missouri, as amended, (incorporated by
reference to Exhibit 10.3 of the Company’s
registration statement on Form S-1, File
No. 33-7097, and post-effective amendments
thereto)
10.2	-	Reassignment and Release Agreement among
the Company, John L. Russell, Jr., and
Georgia Tech Research Institute,
(incorporated by reference to Exhibit 10.8
of the Company’s registration statement on
Form S-1, File No. 33-7097, and post-
effective amendments thereto)
10.3	-	1986 Incentive and Non-Incentive Stock
Option Plan*, (incorporated by reference to
Exhibit 10.11 of the Company’s registration
statement on Form S-1, File No. 33-7097,
and post-effective amendments thereto)
10.4	-	1990 Incentive and Non-Incentive Stock
Option Plan*, (incorporated by reference to
Exhibit 10.10 of the Company’s report on
Form 10-K for the year ended December 31,
1990)
10.5	-	Agreement with Nordion International Inc.,
(incorporated by reference to the Company’s
report on Form 8-K dated March 23, 1995)
10.6	-	Rights Agreement dated as of February 17,
1997 between the Company and SunTrust
Bank, Atlanta, (incorporated by
reference to Exhibit 99.1 of the Company’s
registration statement on Form 8-A filed
February 27, 1997)
10.7	-	Theragenics Corporation® 1995 Stock Option
Plan*, (incorporated by reference to
Exhibit 10.1 of the Company’s common stock
registration statement on Form S-8, file
no. 333-15313)
10.8	-	1997 Stock Incentive Plan, (incorporated
by reference to appendix B of the Company’s
Proxy Statement for its 1997 Annual Meeting
of Stockholders filed on Schedule 14A)*
10.9	-	Marketing and Sales Agreement by and
between the Company and Indigo Medical,
Inc.dated May 30, 1997 (incorporated by
reference to Exhibit 10 of the Company’s
report on Form 10-Q for the quarterly
period ended September 30, 1997)
10.10	-	Theragenics Corporation® Employee Stock
Purchase Plan*, (incorporated by reference
to appendix A of the Company's Proxy
statement for its 1998 Annual Meeting of
Stockholders filed on Schedule 14A)
10.11	-	Employment agreement of Bruce W. Smith*,
(incorporated by reference to Exhibit 10.22
of the Company’s report on Form 10-K for
the year ended December 31, 1998)
10.12	-	Sublease dated March 25, 1999 between
Theragenics Corporation® and Community Reuse
Organization of East Tennessee,
(incorporated by reference to Exhibit 10.1
of the Company’s report on Form 10-Q for
the quarterly period ended March 31, 1999)
10.13	-	Work for Others Agreement dated March 25,
1999 between Theragenics Corporation® and
Lockheed Martin Energy Research
Corporation, (incorporated by reference to
Exhibit 10.2 of the Company’s report on
Form 10-Q for the quarterly period ended
March 31, 1999)
10.14	-	Credit Agreement between Theragenics
Corporation® and Wachovia Bank, National
Association,(incorporated by reference to
Exhibit 10.1 of the Company’s report on
Form 10-Q for the quarterly period ended
September 30, 1999)
10.15	-	Theragenics Corporation® 2000 Stock
Incentive Plan* (incorporated by reference
to Exhibit 10.16 of the Company’s report on
Form 10-K for the year ended December 31,
1999)
10.16	-	Employment Agreement of M. Christine
Jacobs* (incorporated by reference to
Exhibit 10.1 of the Company’s report on
Form 10-Q for the quarterly period ended
March 31, 2000)
24.1	-	Consent of Independent Public Accountants
for Incorporation by Reference of Audit
Report into Registration Statements
27.1	-	Financial Data Schedule for the years
ended December 31, 2000 and 1999 (for SEC
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

THERAGENICS CORPORATION®

(Registrant)

By:/s/ M. Christine Jacobs
M. Christine Jacobs
Chief Executive Officer

Dated: March 28, 2002
        Buford, Georgia

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ M. Christine Jacobs	Chief Executive Officer	3/28/02
M. Christine Jacobs	(Principal Executive Officer);
President, Chairman
/s/ Bruce W. Smith	Executive Vice President,	3/28/02
Bruce W. Smith	Chief Financial Officer,
Treasurer(Principal
Financial and Accounting
Officer) and Secretary
/s/ Otis W. Brawley, M.D.	Director	3/28/02
Otis W. Brawley, M.D.
/s/ Orwin L. Carter,Ph.D.	Director	3/28/02
Orwin L. Carter,Ph.D.
/s/ Earnest W. Deavenport, Jr.	Director	3/28/02
Earnest W. Deavenport, Jr.
/s/ Patrick L. Flinn	Director	3/28/02
Patrick L. Flinn
/s/ John V. Herndon	Director	3/28/02
John V. Herndon
/s/ Philip Incarnati	Director	3/28/02
Philip A. Incarti
/s/ Peter A.A. Saunders, F.R.S.A.	Director	3/28/02
Peter A.A. Saunders

THERAGENICS CORPORATION®
TABLE OF CONTENTS
Page
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENTS ............................................................................................	31

FINANCIAL STATEMENTS

Balance Sheets - December 31, 2000 and 2001 ..........................................................................	32

Statements of Earnings for each of the three years in
the period ended December 31, 2001 .........................................................................................	34

Statements of Shareholders' Equity for each of the three
years in the period ended December 31, 2001 .............................................................................	35

Statements of Cash Flows for each of the three years
in the period ended December 31, 2001 .......................................................................................	37

NOTES TO FINANCIAL STATEMENTS ................................................................................	39

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE .........................	54

Schedule II - Valuation and Qualifying Accounts for each
of the three years in the period ended December 31, 2001..............................................................	55

Report of Independent Certified Public Accountants

Board of Directors

Theragenics Corporation®

     We have audited the balance sheets of Theragenics Corporation® (a Delaware corporation) as of December 31, 2000 and 2001, and the related statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Theragenics Corporation® as of December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

GRANT THORNTON LLP

Atlanta, Georgia

January 11, 2002

Theragenics Corporation®

BALANCE SHEETS

December 31,

(Amounts in thousands)

ASSETS

	2000	2001
CURRENT ASSETS
Cash and short-term investments	$29,722	$45,373
Marketable securities	15,459	10,852
Trade accounts receivable, less allowance of
$21 in 2000 and $300 in 2001	6,976	7,220
Inventories	1,324	1,590
Deferred income tax asset	355	582
Prepaid expenses and other current assets	1,004	1,289
Total current assets	54,840	66,906
PROPERTY, PLANT AND EQUIPMENT - AT COST
Buildings and improvements	26,156	26,567
Machinery and equipment	45,552	45,904
Office furniture and equipment	618	673
	72,326	73,144
Less accumulated depreciation	15,972	21,479
	56,354	51,665
Land and improvements	832	834
Construction in progress	18,446	24,331
	75,632	76,830
OTHER ASSETS	228	271
	$ 130,700	$ 144,007

The accompanying notes are an integral part of these statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	2000	2001
CURRENT LIABILITIES
Accounts payable
Trade	977	796
Construction	356	-
Accrued salaries, wages and payroll taxes	488	554
Income taxes payable	2,866	-
Other current liabilities	301	241
Total current liabilities	4,988	1,591
DEFERRED INCOME TAXES	5,475	6,337
OTHER LIABILITIES	74	72
COMMITMENTS AND CONTINGENCIES	-	-
SHAREHOLDERS' EQUITY
Common stock - authorized 100,000 shares
of $.01 par value; issued and outstanding,
29,579 in 2000 and 29,690 in 2001	296	297
Additional paid-in capital	60,005	60,714
Retained earnings	59,862	74,996
	120,163	136,007
	$ 130,700	$ 144,007

Theragenics Corporation®

STATEMENTS OF EARNINGS

Year ended December 31,

(Amounts in thousands, except per share data)

	1999	2000	2001
Revenue
Product sales	$43,618	$43,898	$49,667
Licensing fees	100	106	333
	43,718	44,004	50,000
Cost of sales	13,293	13,578	14,641
Gross profit	30,425	30,426	35,359
Operating expenses
Selling, general and administrative	6,300	6,872	10,448
Research and development	709	2,108	2,671
	7,009	8,980	13,119
Earnings from operations	23,416	21,446	22,240
Other income(expense)
Minimum income	-	5,444	-
Interest income	1,316	1,942	1,639
Interest and financing costs	(93)	(133)	(168)
Other	50	-	(63)
	1,273	7,253	1,408
Net earnings before income taxes	24,689	28,699	23,648
Income tax expense	8,677	10,019	8,514
Net earnings	$ 16,012	$ 18,680	$ 15,134
Net earnings per common share
Basic	$ .54	$ .63	$ .51
Diluted	$ .53	$ .62	$ .50

The accompanying notes are an integral part of these statements.

Theragenics Corporation®

STATEMENTS OF SHAREHOLDERS' EQUITY

For the three years ended December 31, 2001

(Amounts in thousands)

	Common stock		Additional
	Number of	Par value	paid-in	Retained
	shares	$.01	capital	earnings	Total
Balance, December 31, 1998	29,406	$ 294	$ 58,921	$ 25,170	$84,385
Exercise of stock options and warrants	97	1	322	-	323
Common stock issued under employee stock purchase plan	11	-	73	-	73
Stock based compensation	-	-	276	-	276
Income tax benefit from stock options and stock purchase plan	-	-	8	-	8
Net earnings for the year	-	-	-	16,012	16,012
Balance, December 31, 1999	29,514	295	59,600	41,182	101,077
Exercise of stock options, net of 44 shares redeemed	52	1	35	-	36
Common stock issued under employee stock purchase plan	13	-	85	-	85
Stock-based compensation	-	-	189	-	189

Theragenics Corporation®

STATEMENTS OF SHAREHOLDERS' EQUITY - CONTINUED

For the three years ended December 31, 2001

(Amounts in thousands)

	Common stock		Additional
	Number of	Par value	paid-in	Retained
	shares	$.01	capital	earnings	Total
Income tax benefit from stock options and stock purchase plan	-	-	96	-	96
Net earnings for the year	-	-	-	18,680	18,680
Balance, December 31, 2000	29,579	$ 296	$ 60,005	$ 59,862	$ 120,163
Exercise of stock options	99	1	292	-	293
Common stock issued under employee stock purchase plan	12	-	69	-	69
Stock-based compensation	-	-	123	-	123
Income tax benefit from stock options and stock puchase plan	-	-	225	-	225
Net earnings for the year	-	-	-	15,134	15,134
Balance, December 31, 2001	29,690	$ 297	$ 60,714	$74,996	$ 136,007

Theragenics Corporation®

STATEMENTS OF CASH FLOWS

Year ended December 31,

(Amounts in thousands)

	1999	2000	2001
Cash flows from operating activities:
Net earnings	$16,012	$18,680	$15,134
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	3,887	5,464	5,721
Deferred income taxes	1,468	1,652	635
Income tax benefit from stock options	8	96	225
Stock-based compensation	276	189	123
Deferred rent	78	(4)	(2)
Provision for allowances	263	(341)	527
Loss on disposal of equipment	4	-	52
Change in assets and liabilities:
Accounts receivable	(322)	379	(523)
Inventories	(665)	167	(514)
Prepaid expenses and other current assets	(384)	(41)	(285)
Other assets	-	(115)	(90)
Accounts payable	155	194	(181)
Accrued salaries, wages and payroll taxes	(166)	155	66
Income taxes payable	688	2,303	(2,866)
Other current liabilities	149	(165)	(60)
Net cash provided by operating activities	21,451	28,613	17,962
Cash flows from investing activities:
Purchase and construction of property and equipment	(14,129)	(17,334)	(7,354)
Purchase of marketable securities	(11,985)	(10,013)	(14,823)
Maturities of marketable securities	3,600	9,570	19,504
Net cash used by investing activities	(22,514)	(17,777)	(2,673)

Theragenics Corporation®

STATEMENTS OF CASH FLOWS - CONTINUED

Year ended December 31,

(Amounts in thousands)

	1999	2000	2001
Cash flows from financing activities:
Proceeds from exercise of stock options,
warrants and stock purchase plan	396	121	362
Financing fees	(110)	-	-
Net cash provided by
financing activities	286	121	362
Net increase (decrease) in cash and
short-term investments	(777)	10,957	15,651
Cash and short-term investments
at beginning of year	19,542	18,765	29,722
Cash and short-term investments
at end of year	$18,765	$29,722	$45,373
Supplementary Cash Flow Disclosure
Interest paid, net of amounts capitalized	$93	$133	$168
Income taxes paid	$ 6,513	$ 6,158	$10,971

The accompanying notes are an integral part of these statements.

Theragenics Corporation®

NOTES TO FINANCIAL STATEMENTS

December 31, 2000 and 2001

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Theragenics Corporation® (the "Company") is the manufacturer of TheraSeed®, an implantable radiation device used primarily in the treatment of prostate cancer. TheraSeed® is a U.S. Food and Drug Administration (FDA) licensed device based on Palladium 103 (Pd-103), a radioactive isotope. Since August 10, 2000, the Company has sold its TheraSeed® implants directly to health care providers and to third party distributors. Prior to that date, all TheraSeed® implants for the treatment of prostate cancer were sold through an exclusive distributor. The exclusive distribution agreement was terminated on August 10, 2000 (see Note D). Physicians, hospitals and other healthcare providers, located primarily in the United States, utilize the TheraSeed® product. The Company has received regulatory approval for the marketing of TheraSeed® throughout the member countries of the European Union by obtaining CE Marking. Sales of TheraSeed® in Europe were not significant in any of the three years in the period ended December 31, 2001.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1.Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles (GAAP), management is required to make certain estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.

Theragenics Corporation®

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2000 and 2001

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

4.Marketable Securities

Marketable securities consist primarily of high-credit quality municipality obligations in accordance with the Company's investment policies. Marketable securities are classified as available for sale and are reported at fair value, based upon quoted market prices at the balance sheet date. The amortized cost of marketable securities approximated their fair value at both December 31, 2000 and 2001. The estimated fair value of marketable securities by contractual maturity at December 31, 2001, is as follows:

Due in one year or less	$ 8,792
Due after one year through five years	2,060

5.Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist primarily of spare parts, components and work in process.

6.Property, Equipment, Depreciation and Amortization

Property and equipment are recorded at historical cost. Depreciation and amortization is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated services lives on a straight-line basis. Depreciation and amortization expense related to property and equipment charged to operations was approximately $3,786,000, $5,296,000 and $5,748,000 for 1999, 2000 and 2001, respectively. Estimated services lives are 30 years for buildings and improvements, and 3 to 10 years for machinery, equipment and furniture.

Theragenics Corporation®

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2000 and 2001

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

6.Property, Equipment, Depreciation and Amortization - Continued

A significant portion of the Company’s depreciable assets is utilized in the production of its product. Management periodically evaluates the realizability of its depreciable assets in light of its current industry environment. Management believes that no impairment of depreciable assets exists at December 31, 2001. It is possible, however, that management’s estimates concerning the realizability of the Company’s depreciable assets could change in the near term due to changes in the technological and regulatory environment.

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

8.Research and Development Costs

Research and development (R&D) costs are expensed when incurred.

9.Advertising

The Company expenses the cost of advertising as incurred. Advertising expense was approximately $513,000 for the year ended December 31, 2001. Advertising expense in each of the two years ended December 31, 2000 was not significant.

10. Earnings Per Share and Common Stock

Basic net earnings per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net earnings per common share is based upon the weighted average number of common shares outstanding plus dilutive potential common shares, including options and warrants outstanding during the period.

Theragenics Corporation®

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2000 and 2001

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

12. Fair Value of Financial Instruments

The Company’s financial instruments include cash, cash equivalents and marketable securities. The carrying value of cash and cash equivalents approximates fair value due to the relatively short period to maturity of the instruments. Marketable securities are classified as available for sale and are reported at cost which approximates fair value.

NOTE C - CONSTRUCTION IN PROGRESS AND PURCHASE COMMITMENTS

The U.S. Department of Energy (DOE) has granted Theragenics™ access to unique DOE technology for use in production of isotopes, including Pd-103. This technology venture represents part of a DOE initiative to redirect Cold War assets to peacetime use and cushion the economic impact of U.S. Defense Department cutbacks. The Company is constructing a facility in Oak Ridge, Tennessee to house the equipment, infrastructure and work force necessary to support the production of isotopes, including Pd-103, using this DOE technology. The Company expects to invest approximately $25 million to $30 million to build this manufacturing and R&D facility. Construction costs of approximately $24.1 million have been incurred on this project as of December 31, 2001, and are included in construction in progress.

Theragenics Corporation®

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2000 and 2001

NOTE D – MARKETING AND SALES AGREEMENTS AND MAJOR CUSTOMERS

From May 1997 until August of 2000 substantially all TheraSeed® implants for the treatment of prostate cancer were sold through Indigo Medical, Inc. (Indigo) as an exclusive distributor under a Sales and Marketing Agreement between Theragenics™ and Indigo (the “Agreement”). In August 2000 the Company billed Indigo $5.4 million for shortfalls in its purchase minimum requirements under the Agreement, and Indigo gave notice of its intention to terminate the Agreement. The Company continued to sell TheraSeed® implants to Indigo on a non-exclusive basis from August 10, 2000 until January 5, 2001, when the Agreement was terminated. Currently, in addition to direct-to customer sales, Theragenics™ has non-exclusive distribution agreements with four companies for the distribution of TheraSeed®. The five-year agreements give each distributor the right to distribute TheraSeed® in the U.S., Canada and Puerto Rico for the treatment of prostate cancer and other solid localized cancerous tumors. One of these non-exclusive agreements gives the distributor the option to distribute TheraSeed® internationally. A second of the four distributors also has the right, via a separate five-year agreement executed in March 2001, to distribute TheraSeed® internationally on a non-exclusive basis.

Sales to the four non-exclusive distributors represented approximately 66% of product revenue for the year ended December 31, 2001, with sales to three of the four non-exclusive distributors each exceeding 10% of total revenue for the year. Accounts receivable from the four non-exclusive distributors represented approximately 74% of accounts receivable at December 31, 2001, with each of the four non-exclusive distributors exceeding 10% of total accounts receivable.

As a result of the exclusive Sales and Marketing Agreement with Indigo, substantially all sales in the years ended December 31, 1999 and 2000, were to Indigo. Additionally, approximately 87% of accounts receivable were due from Indigo at December 31, 2000.

The $5.4 million purchase minimum shortfall billing in August 2000, which was also received from Indigo in the third quarter of 2000, added approximately $3.5 million or $0.12 per diluted share to net earnings for the year ended December 31, 2000.

Theragenics Corporation®

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2000 and 2001

NOTE E - INCOME TAXES
The income tax provision consisted of the following (in thousands):
	1999	2000	2001
Current:
Federal	$ 6,926	$ 7,798	$ 7,305
State	283	569	574
	7,209	8,367	7,879
Deferred:
Federal	1,334	1,513	583
State	134	139	52
	1,468	1,652	635
	$ 8,677	$10,019	$ 8,514

The Company's temporary differences result in a deferred income tax liability at December 31, 2000 and 2001, summarized as follows (in thousands):

	December 31,
	2000	2001
Deferred tax assets:
Nondeductible accruals and allowances	202	335
Inventories	177	272
Stock compensation	232	277
Gross deferred tax assets	611	884
Deferred tax liabilities:
Property and equipment	(5,731)	(6,639)
Net deferred tax liability	$(5,120)	$(5,755)

Theragenics Corporation®

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2000 and 2001

NOTE E - INCOME TAXES - Continued

The net deferred tax liability is classified in the accompanying balance sheets as follows (in thousands):
	December 31,
	2000	2001
Current deferred tax asset	$355	$582
Long-term deferred tax liability	(5,475)	(6,337)
Net deferred tax liability$	(5,120)	(5,755)

A reconciliation of the statutory federal income tax rate and the effective tax rate follows:
	1999	2000	2001
Tax at applicable federal rates	35.0%	35.0%	35.0%
State tax, net of federal income tax	2.0	2.1	2.1
Investment credits	(1.3)	(0.7)	(0.8)
Tax exempt interest	(0.8)	(1.6)	(0.5)
Other	0.2	0.1	0.2
	35.1%	34.9%	36.0%

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

Provisions of the Unsecured Credit Agreement limit the incurrence of additional debt and require the maintenance of certain financial ratios, among other things. As of December 31, 2001, the Company was in compliance with the provisions of the Unsecured Credit Agreement and there were no outstanding borrowings.

Theragenics Corporation®

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2000 and 2001

NOTE F - UNSECURED CREDIT AGREEMENT - Continued

The Company has letters of credit outstanding under the Unsecured Credit Agreement for approximately $810,000 relating to regulatory requirements. The letters of credit are subject to terms identical to those of borrowings under the Unsecured Credit Agreement.

NOTE G - COMMITMENTS AND CONTINGENCIES

Licensing Agreement

The Company holds a worldwide exclusive license from the University of Missouri for the use of technology, patented by the University, used in the Company’s "TheraSphere®" product. The licensing agreement provides for the payment of royalties based on the level of sales and on lump sum payments received pursuant to a licensing agreement with Nordion International, Inc. (see below).

The Company has granted certain of its geographical rights under the licensing agreement with the University of Missouri to Nordion International, Inc., a Canadian company that is a producer, marketer and supplier of radioisotope products and related equipment. Under the Nordion agreement, the Company will receive a licensing fee for each geographic area in which Nordion receives new drug approval. The Company will also be entitled to a percentage of future revenues earned by Nordion as royalties under the agreement. Royalties from this agreement are disclosed as “Licensing fees” in the accompanying statements of earnings.

Lease Commitments

The Company leases land, space and office equipment under noncancelable leases that expire at various dates through April 2029. Approximate minimum lease payments under the leases are as follows: 2002, $322,000; 2003, $314,000; 2004, $137,000; 2005, $137,000; 2006, $137,000; and $3,048,000 thereafter.

Rent expense was approximately $404,000, $407,000 and $385,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

Theragenics Corporation®

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2000 and 2001

NOTE G - COMMITMENTS AND CONTINGENCIES - Continued

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

Theragenics Corporation®

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2000 and 2001

NOTE H - STOCK OPTIONS AND WARRANTS

Stock Options

The Company’s board of directors has approved four stock option plans which in aggregate cover up to 5,000,000 shares of common stock. The plans provide for the expiration of options ten years from the date of grant and requires the exercise price of the options granted to be at least equal to 100% of market value on the date granted. Stock options become exercisable over a two to five year vesting period.

Stock option transactions for each of the three years in the period ended December 31, 2001, are summarized below (shares in thousands):

	1999		2000		2001
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	1,764	$ 10.37	2,291	$10.10	2,311	$10.00
Granted	564	8.77	176	7.66	112	7.96
Exercised	(37)	2.64	(96)	2.69	(99)	2.98
Forfeited	-	-	(60)	18.50	-	-
Outstanding, end of year	2,291	$10.10	2,311	$ 10.00	2,324	$ 10.21

The following table summarizes information about stock options outstanding at December 31, 2001 (shares in thousands):
	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Price	December 31, 2001	Life(Years)	Price	December 31, 2001	Price
$1.63 - $5.38	414	3.2	2.76	400	$2.67
$6.88 - $11.75	1,293	6.4	8.45	823	8.48
$16.56-$26.63	617	6.2	18.90	485	19.11
	2,324	6.1	$10.21	1,708	$10.14

Theragenics Corporation®

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2000 and 2001

NOTE H - STOCK OPTIONS AND WARRANTS – Continued

Stock Options - Continued

The Company follows the practice of recording amounts received upon the exercise of certain options by crediting common stock and additional paid-in capital. No charges are reflected in the statements of earnings as a result of the grant or exercise of options to or by employees. The Company realizes an income tax benefit from the exercise of certain stock options and the exercise and early disposition of the shares acquired via certain other stock options. This benefit results in a reduction to income taxes payable and an increase to additional paid-in capital.

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

		1999	2000	2001
Net earnings	As reported	$16,012	$18,680	$15,134
	Pro forma	14,122	16,612	13,749
Basic net earnings per
common share	As reported	$.54	$.63	$.51
	Pro forma	.47	.57	.47
Diluted net earnings per
common share	As reported	$.53	$.62	$ .50
	Pro forma	.46	.56	.46

The weighted average fair value of the options granted during 1999, 2000 and 2001 was $6.37, $5.06 and $5.84, respectively. The fair values were estimated using the Black Scholes options-pricing model with the following weighted average assumptions:
	1999	2000	2001
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	77.3%	79.7%	79.8%
Risk-free interest rate	6.2%	5.4%	5.3%
Expected life of option (years)	6.3	5.0	6.3

Theragenics Corporation®

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2000 and 2001

NOTE H - STOCK OPTIONS AND WARRANTS - Continued

Stock Options Issued to Non-Employees

During 1998, the Company issued 100,000 stock options to an individual for medical and cancer consulting services. The Company is recording consulting expenses based on the estimated fair value of the options at the grant date over the consulting term of five years. Consulting expenses related to this agreement were approximately $276,000, $189,000 and $123,000 during 1999, 2000 and 2001, respectively.

Warrants

60,000 warrants were exercised during 1999, resulting in proceeds to the Company of $225,000. No unexercised warrants were outstanding as of December 31, 2001.

NOTE I - EARNINGS PER SHARE

Earnings per common share was computed as follows (in thousands, except per share data):

	Year ended December 31,
	1999	2000	2001
Numerator for basic and diluted earnings
per share– income available common
shareholders	$ 16,012	$ 18,680	$ 15,134
Denominator for basic earnings per share–
weighted average shares	29,478	29,534	29,627
Effect of dilutive stock options and warrants	482	428	402
Denominator for diluted earnings per share –
adjusted weighted average shares	29,960	29,962	30,029
Basic earnings per share	$ .54	$ .63	$ .51
Diluted earnings per share	$ .53	$ .62	$ .50

Theragenics Corporation®

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2000 and 2001

NOTE J - EMPLOYEE BENEFIT PLAN

  401(k) Savings Plan

   The Company has a 401(k) savings plan providing retirement benefits to all employees at least 21 years of age. The Company makes matching contributions of 20%-60% of each participant’s contribution, up to 6% of salary. The percentage of matching contributions are based on net earnings and are made in the form of Company common stock. Matching contributions are charged to operating expenses and totaled approximately $69,000, $48,000 and $47,000 in 1999, 2000 and 2001, respectively.

   Employee Stock Purchase Plan

   The Theragenics Corporation® Employee Stock Purchase Plan (the "ESPP") allows eligible employees the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each quarterly offering period. As of December 31, 2000 and 2001, there were 176,000 and 162,000 shares of common stock reserved for the ESPP, respectively, and 24,000 and 38,000 shares had been issued under the plan, respectively.

NOTE K - RELATED PARTY TRANSACTIONS

   An officer and director of the Company is a director of the Atlanta Cardiovascular Research Institute (ACRI). ACRI performs animal studies related to the Company’s research initiatives. Theragenics™ paid ACRI approximately $192,000, $280,000, and $320,000 during 1999, 2000, and 2001, respectively, for these animal studies.

   The same officer and director is also a director of a vendor that provides radiation measurement services to Theragenics™. Theragenics™ paid this vendor approximately $27,000, $22,000 and $24,000, during 1999, 2000 and 2001 for these services.

Theragenics Corporation®

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2000 and 2001

(Amounts in thousands, except per share data)

NOTE L - QUARTERLY FINANCIAL DATA (UNAUDITED) The following summarizes certain quarterly results of operations (in thousands, except per share data):
	Quarters ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2001:
Net revenue	$13,567	$13,121	$11,892	$11,420
Gross profit	9,664	9,390	8,295	8,010
Net earnings	4,355	4,213	3,432	3,134
Net earnings per common share
Basic	$ .15	$ .14	$ .12	$ .11
Diluted	$ .15	$ .14	$ .11	$ .10
	Quarters ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2000:
Net revenue	$ 11,279	$ 11,524	$ 10,536	$ 10,665
Gross profit	7,977	8,049	6,957	7,443
Net earnings	3,994	4,100	6,810	3,776
Net earnings per common share
Basic	$ .14	$ .14	$ .23	$ .13
Diluted	$ .13	$ .14	$ .23	$ .13

NOTE M – RECENTLY ISSUED ACCOUNTING STANDARD

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which will be effective for the Company’s 2003 fiscal year. SFAS No. 143 provides accounting requirements for the recognition and measurement of liabilities for obligations associated with the retirement of tangible long-lived assets resulting from the acquisition, construction, development, and operation of a long-lived asset. Under the standard, these liabilities will be recognized at fair value as incurred and capitalized as part of the cost of the related tangible long-lived asset. This additional asset cost will be amortized over the related asset’s useful life. Accretion expense related to the liability due to the passage of time will also be recorded. SFAS No. 143 requires that expense amounts related to periods prior to adoption of SFAS No. 143 be recorded as a cumulative effect adjustment in the year of adoption.

Theragenics Corporation®

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2000 and 2001

(Amounts in thousands, except per share data)

NOTE M – RECENTLY ISSUED ACCOUNTING STANDARD - continued

Theragenics™ has identified retirement obligations associated with the decommissioning of its cyclotrons and related facilities. Management expects the adoption of SFAS No. 143 in 2003 will result in an increase to its liabilities of approximately $625,000, and a cumulative effect expense of approximately $310,000 before income taxes, and $195,000 after income taxes. Annual amortization of the increased asset costs and accretion expense charged to operations is expected to be less than $100,000 before income taxes and $63,000 after income taxes.

Prior to the issuance of SFAS No. 143, the Company has been disclosing that it has been required to provide letters of credit for regulatory requirements (which represent future decommissioning activities) since the commencement of the related operations. This disclosure is found in Note F of these footnotes and in previous financial statements. The significant portion of the letters of credit referred to in Note F are required by the relevant governmental agency that regulates these aspects of the Company’s activities.

Report of Independent Certified Public Accountants on Schedule

Board of Directors

Theragenics Corporation®

In connection with our audit of the financial statements of Theragenics Corporation® referred to in our report dated January 11, 2002, which is included in the annual report to security holders and incorporated by reference in Part II of this form, we have also audited Schedule II for each of the three years in the period ended December 31, 2001. In our opinion, the schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ GRANT THORNTON LLP

Atlanta, Georgia

January 11, 2002

Theragenics Corporation®

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For each of the three years in the period ended December 31, 2001
(Amounts in thousands)

Column A	Column B	Column C		Column D	Column E
Additions
		(1)	(2)
	Balance at	Charged to	Charged to		Balance at
	beginning of	costs and	other accounts	Deductions -	end of
Description	period	expense	describe	describe (a)	period
Year ended December 31, 2001
Allowance for doubtful
accounts receivable	$ 21	$ 279	$ -	$ -	$ 300
Allowance for doubtful inventory	$ 300	$ 248	$ -	$ -	$ 548

Year ended December 31, 2000
Allowance for doubtful
accounts receivable	$ 43	$ -	$ -	$ 22(a)	$ 21
Allowance for doubtful inventory	$ 619	$ -	$ -	$ 319(b)	$ 300

Year ended December 31, 1999
Allowance for doubtful
accounts receivable	$ 54	$ -	$ -	$ 11(a)	$ 43
Allowance for doubtful inventory	$ 345	$ 274	$ -	$ -	$ 619

(a)- adjustment to reserve
(b)- disposal of inventory

THERAGENICS CORPORATION®

INDEX TO EXHIBITS

Page No.
24.1	-	Consent of Independent Public Accountants for Incorporation by Reference of Audit Report into Registration Statements	57

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Theragenics Corporation®

We hereby consent to the incorporation by reference of our reports dated January 11, 2002, appearing in your Annual Report on Form 10-K for the year ended December 31, 2001, in the Company's Registration Statements on Form S-8, file numbers 333-15313, 333-40737, 333-40653, 333-64801 and 333-48136.

/s/ GRANT THORNTON LLP

GRANT THORTON LLP

Atlanta, Georgia
March 27, 2002