Form 10-Q
period 2002-03-31
THERAGENICS CORP
filed 2002-05-15
CIK 795551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X   NO

     As of May 14, 2002 the number of shares of common stock, $.01 par value, outstanding was 29,753,482.

THERAGENICS CORPORATION®

THERAGENICS CORPORATION®
BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except per share data)

            ASSETS

	December 31,	March 31,
	2001	2002
CURRENT ASSETS
Cash and short-term investments	$ 45,373	$ 48,599
Marketable Securities	10,852	12,177
Trade accounts receivable, less allowance
of $300 in 2001 and $220 in 2002	7,220	7,278
Inventories	1,590	1,829
Deferred income tax asset	582	366
Prepaid expenses and other current assets	1,289	939
TOTAL CURRENT ASSETS	66,906	71,188

PROPERTY AND EQUIPMENT
Buildings and improvements	26,567	26,581
Machinery and equipment	45,904	46,051
Office furniture and equipment	673	682
	73,144	73,314
Less accumulated depreciation and amortization	(21,479)	(22,926)
	51,665	50,388

Land	834	834
Construction in progress	24,331	25,461
TOTAL PROPERTY AND EQUIPMENT	76,830	76,683

OTHER ASSETS	271	257

TOTAL ASSETS	$ 144,007	$ 148,128

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION®
BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except per share data)

            LIABILITIES & SHAREHOLDERS' EQUITY

	December 31,	March 31,
	2001	2002
CURRENT LIABILITIES
Accounts payable
Trade	$ 796	$ 1,284
Accrued salaries, wages and payroll taxes	554	400
Income taxes payable	-	715
Other current liabilities	241	436
TOTAL CURRENT LIABILITIES	1,591	2,835

LONG-TERM LIABILITIES
Deferred income taxes	6,337	6,390
Other liabilities	72	71
TOTAL LONG-TERM LIABILITIES	6,409	6,461

CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 100,000
shares authorized; 29,690 and 29,738
issued and outstanding	297	297
Additional paid-in capital	60,714	60,994
Retained earnings	74,996	77,623
Accumulated other comprehensive income	-	(82)
TOTAL SHAREHODLERS' EQUITY	136,007	138,832

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 144,007	$ 148,128

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION®
STATEMENTS OF EARNINGS
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months
	Ended March 31,
	2001	2002
REVENUE
Product sales	$ 13,524	$ 11,489
Licensing Fees	43	144
	13,567	11,633

COST OF SALES	3,903	3,655

GROSS PROFIT	$ 9,664	$ 7,978

OPERATING EXPENSES
Selling, general & administrative	2,586	3,092
Research & development	822	933
	3,408	4,025
EARNINGS FROM OPERATIONS	6,256	3,953

OTHER INCOME (EXPENSE)
Interest income	568	241
Interest and financing costs	(59)	(31)
Other	(35)	(1)
	474	211

EARNINGS BEFORE INCOME TAXES	6,730	4,164
Income tax expense	2,375	1,537
NET EARNINGS	$ 4,355	$ 2,627

NET EARNINGS PER COMMON SHARE
Basic	$ 0.15	$ 0.09
Diluted	$ 0.15	$ 0.09

WEIGHTED AVERAGE SHARES
Basic	29,583	29,715
Diluted	29,879	30,097
Comprehensive income (loss):
Net Income	4,355	2,627
Other comprehensive income:
Unrealized loss on securities available for sale	-	(82)
Total comprehensive income	$ 4,355	$ 2,545

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION®
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months
	Ended March 31,
	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$ 4,355	$ 2,627
Adjustments to reconcile net earnings to
net cash provided by operating activities
Deferred income taxes	50	269
Depreciation & amortization	1,435	1,449
Provision for allowances	251	(42)
Stock based compensation	31	17
Income tax benefit from options	2	90
Loss on disposal of equipment	52	-
Deferred rent	-	(1)

Changes in assets and liabilities:
Accounts receivable	(2,929)	22
Inventories	110	(277)
Prepaid expenses and other current assets	(100)	350
Other assets	(12)	-
Trade accounts payable	(268)	488
Accrued salaries, wages and payroll taxes	13	(154)
Income taxes payable	(617)	715
Other current liabilities	22	195
Net cash provided by operating activities	2,395	5,748

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of property and equipment	(2,282)	(1,300)
Purchases and maturities of marketable securities	(20,470)	(1,395)
Net cash used by investing activities	(22,752)	(2,695)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of stock options and stock purchase plan	26	173
Net cash provided by financing activities	26	173

NET DECREASE IN CASH AND
SHORT-TERM INVESTMENTS	(20,331)	3,226

CASH AND SHORT-TERM INVESTMENTS AT
BEGINNING OF PERIOD	(29,722)	45,373

CASH AND SHORT-TERM INVESTMENTS AT
END OF PERIOD	$ 9,391	$ 48,599

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION®
STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2002
(UNAUDITED)
(Amounts in thousands, except per share data)

					Accumulated
	Common Stock		Additional		other
	Number of	Par value	paid-in	Retained	comprehensive
	shares	$0.01	capital	earnings	income	Total
BALANCE, December 31, 2001	29,690	$ 297	$ 60,714	$ 74,996	-	$ 136,007
Exercise of stock options	46	-	158			158
Employee stock purchase plan	2	-	15			15
Stock-based compensation			17			17
Unrealized loss on securities
available for sale					$ (82)	(82)
Tax effect from options			90			90
Net earnings for the period				2,627		2,627
BALANCE, March 31, 2002	29,738	$ 297	$60,994	$ 77,623	$ (82)	$ 138,832

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION®

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2002
(Unaudited)

NOTE A – BASIS OF PRESENTATION

The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations, cash flows and changes in stockholders’ equity for the periods presented. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the financial statements and disclosures are adequate to make the information not misleading. It is suggested that these financial statements and notes be read in conjunction with the audited financial statements and notes for the year ended December 31, 2001, included in the Form 10-K filed by the Company.

NOTE B – DISTRIBUTION AGREEMENTS AND MAJOR CUSTOMERS

The Company sells its TheraSeed® product directly to health care providers and to third party distributors. Currently, the Company has non-exclusive distribution agreements in place with four companies. Sales to the four non-exclusive distributors represented approximately 80% of product revenue for the quarter ended March 31, 2002, with sales to three of the four non-exclusive distributors each exceeding 10% of total revenue for the quarter. Accounts receivable from the four non-exclusive distributors represented approximately 51% of accounts receivable at March 31, 2002, with each of the four non-exclusive distributors exceeding 10% of total accounts receivable.

NOTE C - CONSTRUCTION IN PROGRESS AND PURCHASE COMMITMENTS

The U.S. Department of Energy (DOE) has granted Theragenics™ access to unique DOE technology for use in production of isotopes, including Pd-103. This technology venture represents part of a DOE initiative to redirect Cold War assets to peacetime use and cushion the economic impact of U.S. Defense Department cutbacks. The Company has constructed a facility in Oak Ridge, Tennessee to house the equipment, infrastructure and work force necessary to support the production of isotopes, including Pd-103, using this DOE technology. The Company expects to invest up to approximately $30 million through 2002 to complete this manufacturing and R&D facility. Construction costs of approximately $25.3 million have been incurred on this project as of March 31, 2002, and are included in construction in progress.

THERAGENICS CORPORATION®

NOTES TO FINANCIAL STATEMENTS – CONTINUED
MARCH 31, 2002
(Unaudited)

NOTE D - CONTINGENCIES

In January 1999, the Company and certain of its officers and directors were named as defendants in certain securities actions alleging violations of the federal securities laws, including Sections 10(b), 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934, as amended. These actions have been consolidated into a single action pending in the U.S. District Court for the Northern District of Georgia. The complaint, as amended, purports to represent a class of investors who purchased or sold securities during the time period from January 29, 1998 to January 11, 1999. The amended complaint generally alleges that the defendants made certain misrepresentations and omissions in connection with the performance of the Company during the class period and seeks unspecified damages. On May 14, 1999 a stockholder of the Company filed a derivative complaint in the Delaware Court of Chancery purportedly on behalf of the Company, alleging that certain directors breached their fiduciary duties by engaging in the conduct that is alleged in the consolidated federal class action complaint. The derivative action has been stayed by the agreement of the parties. On July 19, 2000, the Court granted the Company’s motion to dismiss the consolidated federal class action complaint for failure to state a claim against the Company, and granted the plaintiffs leave to amend their complaint. On August 21, 2000, the plaintiffs filed a second amended complaint and on March 30, 2001, the Court denied the defendants motion to dismiss the plaintiff’s second amended complaint. The Court also denied the Company’s motion for reconsideration. Subsequently, the Court certified the class and discovery is underway. Management believes these charges are without merit and intends to vigorously oppose the litigation, however, given the nature and early stage of the proceedings, the ultimate outcome of the litigation cannot be determined at this time. Accordingly, no provision for any liability that might result from this litigation has been made. The Company maintains insurance for claims of this general nature.

NOTE E – RECENTLY ISSUED ACCOUNTING STANDARD

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which will be effective for the Company’s 2003 fiscal year. SFAS No. 143 provides accounting requirements for the recognition and measurement of liabilities for obligations associated with the retirement of tangible long-lived assets resulting from the acquisition, construction, development, and operation of a long-lived asset. Under the standard, these liabilities will be recognized at fair value as incurred and capitalized as part of the cost of the related tangible long-lived asset. This additional asset cost will be amortized over the related asset’s useful life. Accretion expense related to the liability due to the passage of time will also be recorded. SFAS No. 143 requires that expense amounts related to periods prior to adoption of SFAS No. 143 be recorded as a cumulative effect adjustment in the year of adoption. Management estimates that the adoption of this standard will result in an increase to its liabilities of approximately $625,000, and a cumulative effect expense of approximately $310,000 before income taxes, and $195,000 after income taxes. Annual amortization of the increased asset costs and accretion expense charged to operations is expected to be less than $100,000 before income taxes and $63,000 after income taxes.

Item 2.   Management’s’ Discussion and Analysis of Financial Condition and Results
              of Operations

Results of Operations

Revenues for the first quarter of 2002 were $11.6 million, compared to $13.6 million for the first quarter of 2001, a decrease of $1.9 million, or 14.3%. In the first quarter of 2002, approximately 15% of unit sales were sold by Theragenics™ directly to customers, compared to approximately 37% of total unit sales in the first quarter of 2001. Since the Company’s unit revenue received from its direct customers is higher than that received from its distributors, the higher percentage of distributor sales caused the average selling price of a TheraSeed® unit to be lower in the first quarter of 2002. The average unit sales price decrease combined with a unit volume decrease of approximately 8% in the first quarter of 2002 compared to the same period in 2001 combined to create the total revenue decrease.

The change in distribution mix and the resultant decrease in average unit selling price reflected the following factors. In January 2001 a distribution agreement with Indigo Medical Inc. (Indigo), a Johnson and Johnson Company, terminated. At that point a significant number of Indigo’s TheraSeed® customers began purchasing from Theragenics™ while most of the other TheraSeed® customers began purchasing from Theragenics’™ non-exclusive distributors. As expected, the percentage of direct-to-customer sales for Theragenics™ declined from the first quarter of 2001 as the non-exclusive distributors began aggressively marketing to all of Indigo’s former customers. Management expects that these non-exclusive distributors will continue to aggressively market to the former Indigo customers. Accordingly, its average revenue per TheraSeed® unit may continue to decline.

Licensing fees revenue represents licensing payment received for the Company’s TheraSphere® technology. Such licensing fees are not expected to become material in the foreseeable future.

Cost of sales was $3.7 million during the first quarter of 2002, resulting in a gross profit margin of 68.6%, compared with cost of sales of $3.9 million and a gross profit margin of 71.2% during the first quarter of 2001. Cost of sales decreased by approximately $200,000 in the first quarter of 2002 as certain manufacturing materials and resources were used in research and development activities and the Company’s spare parts inventory for cyclotrons was increased. The decreases were partially offset by increases in personnel costs reflecting a higher headcount and an employee mix weighted toward higher technical expertise.

Selling, general and administrative (SG&A) expense was $3.1 million, or 26.6% of revenue, during the first quarter of 2002, compared to $2.6 million, or 19.1% of revenue, during the first quarter of 2001, an increase of $500,000, or 19.8%. The increase in the first quarter of 2002 compared to the same period in 2001 is primarily due to increases in advertising and marketing activities, professional fees related to, among other things, supporting adequate reimbursement for TheraSeed® and evaluating strategic opportunities for growth and diversification, increases in personnel costs and start up expenses associated with the Company’s PSP Project (see “Liquidity and Capital Resources” below).

The Company expects to continue its increase in marketing activities for the remainder of 2002 in an effort to support its brand and increase demand for TheraSeed® implants. It is expected that these activities will include national and regional TheraSeed® brand advertising to consumers and physicians, clinical studies aimed at showing the superiority of TheraSeed® implants in the treatment of prostate cancer, technical field support to TheraSeed® customers, promotional attendance at trade shows and physician conferences, and other customer service and patient information activities. Accordingly, the Company anticipates that on a full year basis these efforts may increase marketing expenses by up to $5.0 million in 2002.

Research and development (R&D) expenses increased to $933,000, or approximately 8% of revenue, in the first quarter of 2002, from $822,000, or approximately 6% of revenue, in the first quarter of 2001. The increase in R&D expenses was a result of the Company’s diversification initiatives with the bulk of these expenses associated with the Company’s peripheral vascular and macular degeneration programs.

Contingent on obtaining FDA Investigational Device Exemption (IDE) approval and other appropriate approvals, the Company is planning to conduct studies addressing the use of Pd-103 for prevention of restenosis1 in the femoral artery. Also, the Company has developed a prototype device for the treatment of the wet form of macular degeneration2 in animal studies and expects to begin these studies during 2002. Due to the highly competitive and innovative nature of the restenosis market and the macular degeneration market, the Company’s strategies as well as development efforts in these areas will continue to be flexible.

Management plans to continue to increase efforts in R&D as its initiatives to diversify move forward, and expects R&D expenditures to increase accordingly. However, R&D spending is dependent on the complex scheduling of R&D activities in progress as well as the pursuit of other appropriate opportunities as they arise. Accordingly, R&D expenses may fluctuate significantly from period to period.

Other income, comprised of interest income and non-operating expenses, was $211,000 in the first quarter of 2002 compared to $474,000 during the first quarter of 2001. The Company’s investments consist primarily of short-term cash investments and high-credit quality municipal obligations, in accordance with the Company’s investment policies. While additional funds were available for investment during the first quarter of 2002, the interest rate environment during 2002 has reduced the effective returns on a significant portion of the Company’s investments. Funds available for investment have and will continue to be utilized for the Company’s current and future expansion programs, R&D activities, and strategic opportunities for growth and diversification. As funds continue to be used for these programs and activities, and as interest rates continue to change, management expects other income to fluctuate accordingly.

The Company’s effective income tax rate was approximately 37% for the first quarter compared to approximately 35% for the same period in 2001. This increase is a result of a reduction in tax credits generated by the Company’s investments in its expansion projects during 2002. The Company’s income tax rate in each period is lower than the statutory rates primarily due to the recognition of tax credits generated by the Company’s investments in its research activities and tax-exempt interest income.

1.     Restenosis is the renarrowing of blood vessels following procedures that are done to open blocked or stenosed blood vessels.

2.     Macular degeneration is a disease that can lead to loss of eyesight and in some cases complete blindness.

Critical Accounting Policies

The SEC issued statements regarding disclosure by companies within their management’s discussion and analysis of financial condition and results of operations. In those statements, the SEC encouraged companies to identify critical accounting policies. Critical accounting policies are those that are most important to the portrayal of a company’s financial condition and results, and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In response to the SEC statements, management has identified the following critical accounting policies used in the preparation of our financial statements and accompanying notes. These polices have been reviewed with the Audit Committee of the Company’s Board of Directors.

Allowance for doubtful accounts. Management judgments and estimates are made and used in connection with establishing an allowance for the possibility that portions of the Company’s accounts receivable balances may become uncollectable. Specifically, management analyzes accounts in relation to current economic trends and changes in our customer payment history in establishing this allowance. Accounts receivable are reduced by this allowance. The Company’s accounts receivable balance, net of the provision for this trade accounts receivables allowance of $200,000, was approximately $7.3 million as of March 31, 2002.

Property, Plant and Equipment. Property, plant and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. The Company’s estimates can result in differences from the actual useful lives of certain assets. The Company currently own and operate 14 cyclotrons, the first of which entered service in 1993. Each of the Company’s cyclotrons is depreciated using an estimated 10-year life. The cyclotrons incorporate a number of proprietary design modifications that render the cyclotrons unique to commercial applications. Management’s estimate of the useful life of these cyclotrons is based on the Company’s experience to date with these cyclotrons. Management will continue to periodically examine estimates used for depreciation for reasonableness in relation to the cyclotrons. If the Company determines that the useful life of property, plant or equipment should be shortened or lengthened, depreciation expense would be adjusted accordingly for the remaining useful life (lives) of the identified asset(s).

Recently Issued Accounting Standard. Theragenics™ has identified retirement obligations associated with the decommissioning of its cyclotrons and related facilities. Management expects the adoption of SFAS No. 143 (see “Notes to the Financial Statements,” above) in 2003 will result in an increase to its liabilities of approximately $625,000, and a cumulative effect expense of approximately $310,000 before income taxes, and $195,000 after income taxes. Annual amortization of the increased asset costs and accretion expense charged to operations is expected to be less than $100,000 before income taxes and $63,000 after income taxes.

Management is required to use estimates in determining the potential impact of SFAS No.143 on its financial statements. Factors including the regulatory environment, inflation, alternative uses of the cyclotrons, and new or alternative technologies, among other things, used in determining these estimates may change over time. Therefore, changes in these factors will require the Company to reexamine and adjust the anticipated effect of asset retirement obligations accordingly. The Company will implement SFAS No. 143 in 2003.

Liquidity and Capital Resources

The Company had cash, short-term investments and marketable securities of $60.8 million at March 31, 2002, compared to $56.2 million at December 31, 2001. Marketable securities consist primarily of short-term cash investments and high-credit quality municipal obligations, in accordance with the Company’s investment policies. The increase in cash, short-term investments and marketable securities was a result of cash generated by operations, partially offset by capital expenditures. Working capital was $68.4 million at March 31, 2002, compared to $65.3 million at December 31, 2000. The Company also has an Unsecured Credit Agreement with a financial institution that provides for maximum borrowings of $40.0 million under two lines of credit, and an additional uncommitted $10.0 million line of credit. No borrowings were outstanding under the Unsecured Credit Agreement as of March 31, 2002.

Cash generated by operations was $5.8 million and $2.4 million during the first quarter of 2002 and 2001, respectively. Cash generated from operations consists of net earnings plus non-cash expenses such as depreciation, amortization, deferred income tax expense and changes in balance sheet items such as accounts receivable, inventories and payables. Cash from operations increased over the first quarter of 2001 primarily because approximately $2.9 million more of 2001‘s first quarter income was in the form of an accounts receivable rather than cash. This change in receivables reflected the Company’s change to selling its product to a number of third party distributors and physicians, rather than through its former exclusive marketing partner. Cash from operations also increased quarter over quarter as both income tax payable and accounts payable increased rather than decreasing as in the prior year’s first quarter. These primary sources of cash from operations were partially offset by the year-over-year decrease in net income.

Capital expenditures totaled $1.3 million and $2.3 million during the first quarter of 2002 and 2001, respectively. This spending related primarily to the Company’s PSP Project (see below).

The Company has constructed a facility in the Oak Ridge, Tennessee area to house the equipment, infrastructure and work force intended to support the production of isotopes, including Pd-103, using DOE technology. Construction costs of approximately $25.3 million have been incurred on the PSP Project through March 31, 2002, and the Company expects to additionally invest up to $4.7 million in 2002 to complete this manufacturing and R&D facility. The PSP Project is expected to become operational in 2002, though no significant revenues are expected to be generated from the PSP Project in 2002.

In addition to using cash to fund the PSP Project in 2002, the Company expects that R&D spending will continue to increase (see “Results of Operations”, above). The Company expects that R&D expense spending may total up to approximately 10% of revenue in 2002, but could vary depending on the scheduling and progress of R&D activities as well as the pursuit of currently unforeseen opportunities. Cash could also be used in 2002 for increased marketing and TheraSeed® support activities (see “Results of Operations”, above), and in the pursuit of diversification efforts such as the purchase of technologies, products or companies.

Cash provided by financing activities was $173,000 and $26,000 in the first quarter of 2002 and 2001, respectively, consisting of cash proceeds from the exercise of stock options and the Company’s Employee Stock Purchase Plan.

The Company believes that current cash and investment balances, cash from future operations and credit facilities, will be sufficient to meet its currently anticipated working capital and capital expenditure requirements. In the event additional financing becomes necessary, management may choose to raise those funds through other means of financing as appropriate.

Medicare Developments

Theragenics’™ TheraSeed® implant and other brachytherapy seeds fall within various “transitional pass-through codes,” which are separate from the procedure payment codes that comprise much of Medicare’s Outpatient Prospective Payment System (OPPS). Effective April 1, 2002, The Centers for Medicare and Medicaid Services (CMS) implemented changes in hospital payments for brachytherapy and other services provided under Medicare’s OPPS for the remainder of 2002. Through December 1, 2002 CMS will bundle a portion of pass-through reimbursement for brachytherapy seeds and other pass-through devices with associated procedure codes, thereby effectively sheltering seeds from “pro rata reductions” that would otherwise have applied under current Medicare Law. To the extent that these pass-through device costs exceed the bundled amount, the remaining cost will be subject to a 63.6% pro rata reduction in reimbursement. Management does not anticipate any impact on the price of the TheraSeed® product for the remainder of 2002 as a result of the current reimbursement structure.

Based on the importance of third-party reimbursement to all providers of healthcare products and services, Theragenics™ will continue to closely monitor reimbursement of healthcare costs. Specifically, Theragenics™ intends to continue its efforts to assist policymakers in formulating Medicare policies which recognize the unique aspects of classification and reimbursement that apply to the TheraSeed® implant and brachytherapy in general. Future reductions in payments for brachytherapy seeds could reduce the competitive pricing advantages of TheraSeed® over competing treatments which could adversely affect prices of TheraSeed® and the Company’s revenue stream.

Forward Looking and Cautionary Statements

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding sales, marketing and distribution efforts, third-party reimbursement, sales mix, effectiveness of non-exclusive distribution agreements, pricing for TheraSeed®, future cost of sales, R&D efforts and expenses, inventory investment, SG&A expenses, other income, timing and ultimate outcome of the Company’s activities in restenosis, macular degeneration and other diversification efforts, potential new products and opportunities, the PSP Project, and the sufficiency of the Company’s liquidity and capital resources. From time to time, the Company may also make other forward-looking statements relating to such matters as well as statements relating to anticipated financial performance, business prospects, technological developments, other research and development activities and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with research and development activities, including animal studies and clinical trials related to new products, risks associated with new product development cycles, effectiveness and execution of marketing and sales programs of Theragenics™ and its non-exclusive distributors, potential costs and delays in capacity expansion and start-up, (especially as it relates to the PSP Project), the actual start-up for the PSP Project, potential changes in product pricing and competitive conditions, continued acceptance of TheraSeed® by the market, execution and effectiveness of competitors, management of growth, acceptance and efficacy of Pd-103 for other applications, adverse changes in governmental program priorities and budgetary funding by the relevant governmental authorities, potential costs and delays in the startup and refinement of technology and related equipment, potential equipment failure, potential inability to obtain, construct or install necessary parts or modifications to production equipment or facilities, government regulation of the therapeutic radiological pharmaceutical and device business, and potential changes in third-party reimbursement. At any point in time, Theragenics™ and/or its non-exclusive distributors may change their respective pricing policies for TheraSeed® in order to take advantage of market opportunities or respond to competitive situations. Responding to market opportunities and competitive situations could have an adverse effect on the price of TheraSeed® and could have a favorable effect or prevent an unfavorable effect on market share and volumes. Conversely, the Company and its non-exclusive distributors could individually and independently decide to maintain per unit pricing under certain competitive situations that could adversely affect current or potential market share and volumes. All forward looking statements and cautionary statements included in this document are made as of the date hereby based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward looking statement or cautionary statement.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk exposure related to market risk sensitive financial instruments is not material. As of March 31, 2002, there were no outstanding borrowings under the Company’s Unsecured Credit Agreement.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings.

See NOTE D to the Company’s financial statements included in Item 1 of this report, which is incorporated by reference hereby.

Item 6. Exhibits and Reports on Form 8-K.

      (a)  Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)
THERAGENICS CORPORATION®

By:/s/ M. Christine Jacobs
M. Christine Jacobs
Chief Executive Officer

By:/s/ Bruce W. Smith
Bruce W. Smith
Treasurer and Chief Financial Officer

Dated: May 15, 2002