Form 10-Q/A
period 2002-03-31
THERAGENICS CORP
filed 2002-06-03
CIK 795551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1 to Form 10-Q)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X   NO

     As of May 31, 2002 the number of shares of common stock, $.01 par value, outstanding was 29,753,482.

THERAGENICS CORPORATION®

TABLE OF CONTENTS

(Amendment No. 1)*

*This amended Form 10-Q is being filed to correct a typographical error in the Statements of Earnings in the "Other Income(Expense)" section. The error does not effect the original presentation of Total Other Income(Expense) and subsequently does not effect the original presentation of Net Earnings, Net Earnings per common share or Total comprehensive income.

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

THERAGENICS CORPORATION®
STATEMENTS OF EARNINGS
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months
	Ended March 31,
	2001	2002
REVENUE
Product sales	$ 13,524	$ 11,489
Licensing Fees	43	144
	13,567	11,633

COST OF SALES	3,903	3,655

GROSS PROFIT	$ 9,664	$ 7,978

OPERATING EXPENSES
Selling, general & administrative	2,586	3,092
Research & development	822	933
	3,408	4,025
EARNINGS FROM OPERATIONS	6,256	3,953

OTHER INCOME (EXPENSE)
Interest income	568	241
Interest and financing costs	(59)	(31)
Other	(35)	1
	474	211

EARNINGS BEFORE INCOME TAXES	6,730	4,164
Income tax expense	2,375	1,537
NET EARNINGS	$ 4,355	$ 2,627

NET EARNINGS PER COMMON SHARE
Basic	$ 0.15	$ 0.09
Diluted	$ 0.15	$ 0.09

WEIGHTED AVERAGE SHARES
Basic	29,583	29,715
Diluted	29,879	30,097
Comprehensive income (loss):
Net Income	4,355	2,627
Other comprehensive income:
Unrealized loss on securities available for sale	-	(82)
Total comprehensive income	$ 4,355	$ 2,545

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

Dated: June 3, 2002