Form 10-Q
period 2002-06-30
THERAGENICS CORP
filed 2002-08-14
CIK 795551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _________ TO _________

COMMISSION FILE NO. 0-15443

THERAGENICS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	58-1528626
(State or other jurisdiction of)	(I.R.S. Employer Identification Number)
incorporation or organization)

5203 Bristol Industrial Way
Buford, Georgia	30518
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:(770) 271-0233

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X   NO

     As of August 13, 2002 the number of shares of common stock, $.01 par value, outstanding was 29,755,958.

THERAGENICS CORPORATION

THERAGENICS CORPORATION
BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except per share data)

ASSETS
	December 31,	June 30,
	2001	2002

CURRENT ASSETS
Cash and short-term investments	$45,373	$45,893
Marketable securities	10,852	16,171
Trade accounts receivable, net	7,220	7,032
Inventories	1,590	1,937
Deferred income tax asset	582	430
Prepaid expenses and other current assets	1,289	1,539
TOTAL CURRENT ASSETS	66,906	73,002
PROPERTY AND EQUIPMENT
Buildings and improvements	26,567	26,592
Machinery and equipment	45,904	46,219
Office furniture and equipment	673	716
	73,144	73,527
Less accumulated depreciation and amortization	(21,479)	(24,380)
	51,665	49,147

Land and improvements	834	834
Construction in progress	24,331	26,477
TOTAL PROPERTY AND EQUIPMENT	76,830	76,458

OTHER ASSETS	271	259
TOTAL ASSETS	$144,007	$149,719

THERAGENICS CORPORATION
BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except per share data)

LIABILITIES & STOCKHOLDERS' EQUITY

	December 31,	June 30,
	2001	2002

CURRENT LIABILITIES
Accounts payable - Trade	$796	$1,119
Accrued salaries, wages and payroll taxes	554	519
Other current liabilities	241	650
TOTAL CURRENT LIABILITIES	1,591	2,288
LONG TERM LIABILITIES
Deferred income taxes	6,337	6,450
Other	72	70
TOTAL LONG-TERM LIABILITIES	6,409	6,520
STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 100,000
shares authorized; 29,690 and 29,753
issued and outstanding	297	298
Additional paid-in capital	60,714	61,130
Retained earnings	74,996	79,446
Accumulated other comprehensive income		37
TOTAL STOCKHOLDERS' EQUITY	136,007	140,911
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$144,007	$149,719

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION
STATEMENTS OF EARNINGS
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2002	2001	2002
REVENUE
Product sales	$ 13,054	$ 10,947	$ 26,578	$ 22,436
Licensing Fees	67	115	110	259
	13,121	11,062	26,688	22,695

COST OF SALES	3,731	3,680	7,634	7,335

GROSS PROFIT	$ 9,390	$ 7,382	$ 19,054	$ 15,360

OPERATING EXPENSES
Selling, general & administrative	2,487	3,568	5,073	6,660
Research & development	723	1,252	1,545	2,185
	3,210	4,820	6,618	8,845
EARNINGS FROM OPERATIONS	6,180	2,562	12,436	6,515

OTHER INCOME (EXPENSE)
Interest income	408	272	976	513
Interest and financing costs	(19)	(31)	(78)	(62)
Other		3	(35)	4
	389	244	863	455

EARNINGS BEFORE INCOME TAXES	6,569	2,806	13,299	6,970
Income tax expense	2,356	983	4,731	2,520
NET EARNINGS	$ 4,213	$ 1,823	$ 8,568	$ 4,450

NET EARNINGS PER COMMON SHARE
Basic	$ 0.14	$ 0.06	$ 0.29	$ 0.15
Diluted	$ 0.14	$ 0.06	$ 0.29	$ 0.15

WEIGHTED AVERAGE SHARES
Basic	29,611	29,753	29,597	29,734
Diluted	30,033	30,069	29,934	30,082

Comprehensive income (loss)

Unrealized gain on securities
available for sale:	$	$ 119	$	$ 37

Total comprehensive income	$ 4,213	$ 1,942	$ 8,568	$ 4,487

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands, except per share data)

	Six Months
	Ended June 30,
	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$ 8,568	$ 4,450
Adjustments to reconcile net earnings to
net cash provided by operating activities
Deferred income taxes	257	265
Depreciation & amortization	2,876	2,940
Provision for allowances	298	(11)
Stock based compensation	62	33
Income tax benefit from options	94	110
Loss on disposal of equipment	52
Other liabilities	(1)	(2)
Changes in assets and liabilities:
Accounts Receivable	(1,301)	274
Inventories	114	(422)
Prepaid expenses and other current assets	(455)	(250)
Other assets	(95)	(15)
Trade accounts payable	(268)	323
Accrued salaries, wages and payroll taxes	193	(35)
Income taxes payable	(2,866)
Other current liabilities	174	409
Net cash provided by operating activities	7,702	8,069

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of property and equipment	(4,343)	(2,529)
Purchases and maturities of marketable securities	386	(5,294)
Net cash used by investing activities	(3,957)	(7,823)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and stock purchase plan	129	274
Net cash provided by financing activities	129	274

NET CHANGE IN CASH AND
SHORT-TERM INVESTMENTS	3,874	520

CASH AND SHORT-TERM INVESTMENTS AT
BEGINNING OF PERIOD	29,722	45,373

CASH AND SHORT-TERM INVESTMENTS AT
END OF PERIOD	$ 33,596	$ 45,893
The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION
STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2002
(UNAUDITED)
(Amounts in thousands, except per share data)

					Accumulated
	Common Stock		Additional		other
	Number of	Par value	paid-in	Retained	comprehensive
	shares	$0.01	capital	earnings	income	Total
BALANCE, December 31, 2001	29,690	$ 297	$ 60,714	$ 74,996		$ 136,007
Exercise of stock options	60	1	245			246
Employee stock purchase plan	3		28			28
Stock-based compensation			33			33
Unrealized loss on securities
available for sale					$ 37	37
Tax effect from options			110			110
Net earnings for the period				4,450		4,450
BALANCE, June 30, 2002	29,753	$ 298	$ 61,130	$ 79,446	$ 37	$ 140,911

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002

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

NOTE B – DISTRIBUTION AGREEMENTS AND MAJOR CUSTOMERS

The Company sells its TheraSeed® product directly to health care providers and to third party distributors. Currently, the Company has non-exclusive distribution agreements in place with four companies. Sales to non-exclusive distributors represented approximately 82% and 81% of product revenue, for the quarter and six months ended June 30, 2002, respectively, with sales to three of the four non-exclusive distributors exceeding 10% of total revenue for each period. Accounts receivable from the four non-exclusive distributors represented 81% of accounts receivable at June 30, 2002, with three of the four non-exclusive distributors exceeding 10% of total accounts receivable.

NOTE C - CONSTRUCTION IN PROGRESS AND PURCHASE COMMITMENTS

The U.S. Department of Energy (DOE) has granted Theragenics™ access to unique DOE technology for use in production of isotopes, including Palladium-103 (Pd-103). This technology venture represents part of a DOE initiative to redirect Cold War assets to peacetime use and cushion the economic impact of U.S. Defense Department cutbacks. The Company has constructed a facility in Oak Ridge, Tennessee to house the equipment, infrastructure and work force necessary to support the production of isotopes, including Pd-103, using this DOE technology. Construction, testing and pre-operational activities for a significant portion of the facilities and equipment were substantially completed in July 2002. Construction costs of approximately $26.3 million have been incurred on this project as of June 30, 2002, and are included in construction in progress. Remaining costs to complete are expected to be less than $3.7 million.

NOTES TO FINANCIAL STATEMENTS – CONTINUED

JUNE 30, 2002

(Unaudited)

NOTE D - CONTINGENCIES

In January 1999, the Company and certain of its officers and directors were named as defendants in certain securities actions alleging violations of the federal securities laws, including Sections 10(b), 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934, as amended. These actions have been consolidated into a single action pending in the U.S. District Court for the Northern District of Georgia. The complaint, as amended, purports to represent a class of investors who purchased or sold securities during the time period from January 29, 1998 to January 11, 1999. The amended complaint generally alleges that the defendants made certain misrepresentations and omissions in connection with the performance of the Company during the class period and seeks unspecified damages. On May 14, 1999 a stockholder of the Company filed a derivative complaint in the Delaware Court of Chancery purportedly on behalf of the Company, alleging that certain directors breached their fiduciary duties by engaging in the conduct that is alleged in the consolidated federal class action complaint. The derivative action has been stayed by the agreement of the parties. On July 19, 2000, the Court granted the Company’s motion to dismiss the consolidated federal class action complaint for failure to state a claim against the Company, and granted the plaintiffs leave to amend their complaint. On August 21, 2000, the plaintiffs filed a second amended complaint and on March 30, 2001, the Court denied the defendant’s motion to dismiss the plaintiffs’ second amended complaint. The Court also denied the Company’s motion for reconsideration. Subsequently, the court certified the class and discovery is underway. Management believes these charges are without merit and intends to oppose the litigation vigorously; however, given the nature and early stage of the proceedings, the ultimate outcome of the litigation cannot be determined at this time. Accordingly, no provision for any liability that might result from this litigation has been made. The Company maintains insurance for claims of this general nature.

NOTE E – RECENTLY ISSUED ACCOUNTING STANDARD

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which will be effective for the Company’s 2003 fiscal year. SFAS No. 143 provides accounting requirements for the recognition and measurement of liabilities for obligations associated with the retirement of tangible long-lived assets resulting from the acquisition, construction, development, and operation of a long-lived asset. Under the standard, these liabilities will be recognized at fair value as incurred and capitalized as part of the cost of the related tangible long-lived asset. This additional asset cost will be amortized over the related asset’s useful life. Accretion expense related to the liability due to the passage of time will also be recorded. SFAS No. 143 requires that expense amounts related to periods prior to adoption of SFAS No. 143 be recorded as a cumulative effect adjustment in the year of adoption. Management estimates that the adoption of this standard will result in an increase in its liabilities of approximately $625,000, and a cumulative effect expense of approximately $310,000 before income taxes, and $195,000 after income taxes. Annual amortization of the increased asset costs and accretion expense charged to operations is expected to be less than $100,000 before income taxes and $63,000 after income taxes.

Item 2. Management’s’ Discussion and Analysis of Financial Condition and Results
             of Operations

Results of Operations

Revenues for the second quarter of 2002 were $11.1 million, compared to $13.1 million for the second quarter of 2001, a decrease of $2.0 million, or 15.7%. Revenues for the six months ended June 30, 2002 were $22.7 million, compared to $26.7 million for the same period in 2001, a decrease of $4 million, or 15.0%. During the second quarter of 2002, unit sales of the TheraSeed® product decreased approximately 13% from the second quarter of 2001 and decreased approximately 11% during the first six months of 2002 compared to the same period in 2001. The change in distribution mix also contributed to the decrease in revenues. Specifically, Theragenics™ moved away from higher priced direct sales and toward lower priced sales to distributors. During the second quarter of 2002 direct sales represent 13% of the total unit sales versus 25% of total unit sales for the same quarter in 2001, and, as a result, the average selling price of TheraSeed® decreased.

The Company believes that the decrease in unit sales reflects the impact of back-to-back physician conventions during the quarter including physician uncertainty and confusion regarding reimbursement, and disappointing sales by the Company’s non-exclusive distribution partners. Several factors contributed to the decrease in average selling price and change in the distribution mix. In January 2001 a distribution agreement with Indigo Medical Inc. (Indigo), a Johnson and Johnson Company, terminated, and the Company initially increased its number of direct sales and sales through its other non-exclusive distributors. However, Theragenics™ sold to a significant portion of these former Indigo customers while publicly stating that it expected its share of TheraSeed® sales to decline as its other non-exclusive distributors began to market aggressively to the former Indigo customers. As expected, the percentage of direct-to-customer sales for Theragenics™ has declined from the first half of 2001 as the non-exclusive distributors began aggressively marketing to the former Indigo customers. Management expects that these non-exclusive distributors will continue to market aggressively to the former Indigo customers, and expects that the percentage of direct sales of TheraSeed® units by the Company, and accordingly, its average revenue per TheraSeed® unit, may continue to decline.

Cost of sales was $3.7 million during the second quarter of 2002, resulting in a gross profit margin of 66.7%, compared with cost of sales of $3.7 million and a gross profit margin of 71.6% during the second quarter of 2001. For the first half of 2002, cost of sales was $7.3 million, resulting in a gross profit margin of 67.7%, compared with cost of sales of $7.6 million and a gross profit margin of 71.4% during the first half of 2001. While costs of sales were relatively constant in the year over year periods, primarily reflecting the significantly fixed cost nature of our operations, gross profit margin declined due to the decline in revenue.

Selling, general and administrative (SG&A) expenses were $3.6 million, or 32.3% of revenue, during the second quarter of 2002, compared to $2.5 million, or 19.0% of revenue, during the second quarter of 2001, an increase of $1.1 million or 43.5%. For the first half of 2002, SG&A expenses were $6.7 million, or 29.3% of revenue, compared to $5.1 million, or 19.0% of revenue, during the first half of 2001, an increase of $1.6 million, or 31.3%. The increases in the 2002 periods were primarily due to an increase in advertising and marketing activities related to the Company’s direct-to-consumer advertising campaign and an increase in professional fees related to, among other things, advocacy activities supporting adequate reimbursement for TheraSeed®. Additionally compensation and benefits, and start up expenses associated with the Company’s PSP project (see “Liquidity and Capital Resources” below), also increased during the 2002 periods.

The Company expects to continue its increase in marketing activities for the remainder of 2002 in an effort to support its brand and increase demand for TheraSeed® implants. The TheraSeed® brand advertising will target consumers and physicians and include clinical studies aimed at illustrating the superiority of TheraSeed® implants in the treatment of prostate cancer. Additional marketing activities are expected to include technical field support to TheraSeed® customers and other customer service and patient information activities. Management anticipates that in 2002 brand advertising could amount to $5.0 million.

Research and development (R&D) expenses increased to $1.3 million, or 11.3% of revenue, in the second quarter of 2002, from $723,000, or approximately 5.5% of revenue, in the second quarter of 2001. R&D expenses also increased during the first half of 2002, to $2.2 million, or approximately 9.6% of revenue in 2002 from $1.5 million, or 5.8% of revenue, in 2001. The increases in R&D expenses for the quarter and year-to-date were the result of the Company’s diversification efforts, including treatments for peripheral vascular disease and macular degeneration.

The Company recently filed an Investigational Device Exemption (IDE) with the U. S. Food and Drug Administration (FDA) for a human clinical feasibility trial utilizing the Company’s Palladium-103 device, TheraSource™, to treat restenosis1 in peripheral vessels. In this small trial, TheraSource™ will be delivered via a catheter to treat long-diffuse lesions in femoral artery vasculature. Subject to receiving IDE and the hospital study sites’ investigational review board approvals, the trial is expected to commence later this year or early 2003.

Another diversification effort includes the use of Pd-103 in treating the wet form of age-related macular degeneration2. In the second quarter of this year, the Company completed an animal pilot study using its prototype device. The results of this study were favorable and in line with expectations. Following a strategy meeting with a team of external advisors, the Company expects to begin a six-month animal safety study. Management anticipates that the study will begin in the fourth quarter of this year. Upon successful completion of these safety studies, human clinical feasibility trials could begin as early as late 2003. The Company also maintains an active research and development program centered around isotopes and their usage. Theragenics will continue these efforts and additional research and development expenditures could occur based upon these opportunities.

Management plans to continue its efforts in research and development as its initiatives to diversify move forward. R&D spending is dependent on the complex scheduling of research and development activities in progress as well as the pursuit of other appropriate opportunities as they arise. Accordingly, R&D expenses may fluctuate from period to period.

1.  Restenosis is the renarrowing of blood vessels following procedures that are done to open blocked or stenosed blood vessels.

2.  Macular degeneration is a disease that can lead to loss of eyesight and in some cases complete blindness

Other income, comprised of interest income and non-operating expenses, was $244,000 in the second quarter of 2002 compared to $389,000 during the second quarter of 2001. For the first half of the year, other income was $455,000 in 2002, compared to $863,000 in 2001. The Company’s investments consist primarily of short-term cash investments and high-credit quality municipal obligations, in accordance with the Company’s investment policies. While additional funds were available for investment during the 2002 periods, the interest rate environment that deteriorated during 2001 and continued through 2002 has reduced the effective returns on a significant portion of the Company’s investments. Funds available for investment have and will continue to be utilized for the Company’s current and future expansion programs, diversification efforts, and research and development activities. As funds continue to be used for these programs and activities, and as interest rates continue to change, management expects other income to fluctuate accordingly.

The Company’s effective income tax rate was approximately 37% for the quarter and six months ended June 30, 2002, compared to approximately 35% for the 2001 periods. This increase is a result of a reduction in tax credits generated by the Company’s investments in its expansion projects during 2002. The Company’s income tax rate in each period is lower than the statutory rate primarily due to the recognition of tax credits generated by the Company’s investments in research activities and tax-exempt interest income.

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

Allowance for doubtful accounts. Management judgments and estimates are made and used in connection with establishing an allowance for the possibility that portions of the Company’s accounts receivable balances may become uncollectable. Specifically, management analyzes accounts in relation to current economic trends and changes in our customer payment history in establishing this allowance. Accounts receivable are reduced by this allowance. The Company’s accounts receivable balance, net of the provision for this trade accounts receivables allowance of $214,000, was approximately $7.1 million as of June 30, 2002.

Property, Plant and Equipment. Property, plant and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. The Company’s estimates can result in differences from the actual useful lives of certain assets. The Company currently owns and operates 14 cyclotrons, the first of which entered service in 1993. Each of the Company’s cyclotrons is depreciated using an estimated 10-year life. The cyclotrons incorporate a number of proprietary design modifications that render the cyclotrons unique to commercial applications. Management’s estimate of the useful life of these cyclotrons is based on the Company’s experience to date with these cyclotrons. Management will continue to periodically examine estimates used for depreciation for reasonableness in relation to the cyclotrons. If the Company determines that the useful life of property, plant or equipment should be shortened or lengthened, depreciation expense would be adjusted accordingly for the remaining useful life (lives) of the identified asset(s).

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

Liquidity and Capital Resources

The Company had cash, short-term investments and marketable securities of $62.1 million at June 30, 2002, compared to $56.2 million at December 31, 2001. Marketable securities consist primarily of short-term cash investments and high-credit quality municipal obligations, in accordance with the Company’s investment policies. The increase in cash, short-term investments and marketable securities was primarily a result of cash generated by operations offset primarily by capital expenditures. Working capital was $70.7 million at June 30, 2002, compared to $65.3 million at December 31, 2001. The Company also has an Unsecured Credit Agreement with a financial institution that provides for maximum borrowings of $40.0 million under two lines of credit, and an additional uncommitted $10.0 million line of credit. No borrowings were outstanding under the Unsecured Credit Agreement as of June 30, 2002. Letters of credit totaling $809,068 were outstanding under this agreement as of June 30, 2002. These letters of credit represent decommission funding required by the Georgia Department of Natural Resources and a utility deposit to the City of Oak Ridge, Tennessee in connection with the PSP facility.

Cash generated by operations was $8.1 million and $7.7 million during the first half of 2002 and 2001, respectively. Cash generated from operations consists of net earnings plus non-cash expenses such as depreciation, amortization, deferred income tax expense and changes in balance sheet items such as accounts receivable, inventories, prepaid expenses and payables. Cash from operations increased over the first half of 2002 primarily because payment of an approximately $2.0 million prior period income tax liability was made in the first half of 2001 while no similar liability existed in 2002 and approximately $1.6 million more of 2001‘s year-to-date income was in the form of account receivable rather than cash, as the Company’s accounts receivable base changed as a result of its direct to customer sales and non-exclusive distribution agreements. These primary sources of cash from operations were partially offset by the year-over-year decrease in net income.

Capital expenditures totaled $2.5 million and $4.3 million during the first half of 2002 and 2001, respectively. This spending related primarily to the Company’s PSP project (see below) .

The Company has constructed a facility in the Oak Ridge, Tennessee area to house the equipment, infrastructure and work force intended to support the production of isotopes, including Pd-103, using DOE technology. Construction costs of approximately $26.3 million have been incurred on the PSP project through June 30, 2002. Construction, testing and preoperational activities were substantially completed for a significant portion of the PSP project in July 2002, and the Company expects the total cost of the PSP project to be less than $30.0 million as it is fully completed during the year.

In addition to using cash to fund the PSP project in 2002, the Company expects that R&D spending will continue to increase (see “Results of Operations”, above). The Company expects that R&D expense spending may total approximately 10% of revenue in 2002, but could vary depending on the scheduling and progress of R&D activities as well as the pursuit of currently unforeseen opportunities. Cash could also be used in 2002 for increased marketing and TheraSeed® support activities (see “Results of Operations”, above), and in the pursuit of diversification efforts such as the purchase of technologies, products or companies.

Cash provided by financing activities was $274,000 and $129,000 in the first half of 2002 and 2001, respectively, consisting of cash proceeds from the exercise of stock options and the Company’s Employee Stock Purchase Plan.

The Company believes that current cash and investment balances, cash from future operations and credit facilities, will be sufficient to meet its currently anticipated working capital and capital expenditure requirements. In the event additional financing becomes necessary, management may choose to raise those funds through other means of financing as appropriate.

Recent Developments

In July 2002, the Company entered into a Market Development and Distribution Agreement for stable isotopes with Trace Sciences International, Inc. (“Trace Sciences”). The Agreement provides a framework under which Trace Sciences, an international supplier of enriched stable metal isotopes, will perform global market development and limited sales activities to cultivate the PSP’s unique capabilities. Also in July 2002, the Company announced an agreement for the first sale of stable isotopes to be produced by the PSP. Under this agreement, the Company expects to provide test quantities of certain gadolinium isotopes to a customer to determine their effectiveness as a fuel life extender in nuclear power generation. While this agreement will not have a significant impact on the Company’s revenue or earnings, management believes it demonstrates the potential for the PSP to create new opportunities for the Company.

Medicare Developments

Currently, Theragenics’™ TheraSeed® implant and other brachytherapy seeds fall within various “transitional pass-through codes,” which are separate from the procedure payment codes that comprise much of Medicare’s Outpatient Prospective Payment System (OPPS). Effective April 1, 2002, The Centers for Medicare and Medicaid Services (CMS) implemented changes in hospital payments for brachytherapy and other services provided under Medicare’s OPPS for the remainder of 2002. Through December 31, 2002 CMS will bundle a portion of pass-through reimbursement for brachytherapy seeds and other pass-through devices with associated procedure codes, thereby effectively sheltering seeds from “pro rata reductions” that would otherwise have applied under current Medicare Law. To the extent that these pass-through device costs exceed the bundled amount, the remaining cost will be subject to a 63.6% pro rata reduction in reimbursement. Management does not anticipate any impact on the price of the TheraSeed® product for the remainder of 2002 as a result of the current reimbursement structure. On August 6, 2002, CMS issued proposed rules for 2003 Medicare reimbursement. These rules are subject to a 60-day comment period prior to being finalized. Theragenics is in the process of reviewing these proposed rules and will be providing input to CMS during the comment period. Upon initial reading, the proposed rules appear to bundle certain isotopes used in prostate brachytherapy, including palladium-103, the isotope utilized in Theragenics’™ TheraSeed® product, within a procedure code. While management is still in the process of assessing the potential impact of the rules, the proposed reimbursement structure could have a detrimental impact on the Company’s revenues in 2003 if ultimately implemented as proposed. Theragenics will pursue a number of avenues to attempt to address and potentially mitigate any detrimental impact resulting from this proposed ruling.

Based on the importance of third-party reimbursement to all providers of healthcare products and services, Theragenics™ will continue to closely monitor reimbursement of healthcare costs. Specifically, Theragenics™ intends to continue its efforts to assist policymakers in formulating Medicare policies which recognize the unique aspects of classification and reimbursement that apply to the TheraSeed® implant and brachytherapy in general. Future reductions in payments for brachytherapy seeds could reduce the competitive advantages of TheraSeed® over competing treatments which could adversely affect prices of TheraSeed® and the Company’s revenue stream.

Forward Looking and Cautionary Statements

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding sales, marketing and distribution efforts, third-party reimbursement, sales mix, effectiveness of non-exclusive distribution agreements, pricing for TheraSeed®, future cost of sales, R&D efforts and expenses, inventory investment, SG&A expenses, other income, timing and ultimate outcome of the Company’s activities in restenosis, macular degeneration and other diversification efforts, potential new products and opportunities, the PSP project, the development of new markets and technologies, the capabilities of the PSP to produce enriched isotopes, opportunities for isotopes produced by Theragenics™, the identification and development of new markets and applications for isotopes, Theragenics’™ plans and strategies for diversification, and the sufficiency of the Company’s liquidity and capital resources. From time to time, the Company may also make other forward-looking statements relating to such matters as well as statements relating to anticipated financial performance, business prospects, technological developments, other research and development activities and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with research and development activities, including animal studies and clinical trials related to new products, risks associated with new product development cycles, effectiveness and execution of marketing and sales programs of Theragenics and its non-exclusive distributors, potential costs and delays in capacity expansion and start-up, (especially as it relates to the PSP project), the actual start-up for the PSP project, potential changes in product pricing and competitive conditions, continued acceptance of TheraSeed® by the market, execution and effectiveness of competitors, management of growth, acceptance and efficacy of Pd-103 for other applications, adverse changes in governmental program priorities and budgetary funding by the relevant governmental authorities, potential costs and delays in the startup and refinement of technology and related equipment, potential equipment failure, potential inability to obtain, construct or install necessary parts or modifications to production equipment or facilities, government regulation of the therapeutic radiological pharmaceutical and device business, potential changes in third-party reimbursement, risks associated with market development activities, inability of the PSP to produce isotopes suited for a particular application, potential inability to produce selected isotopes at costs competitive to other options, risks associated with governmental regulations and related export controls and security requirements for PSP products, and management of growth. At any point in time, Theragenics™ and/or its non-exclusive distributors may change their respective pricing policies for TheraSeed® in order to take advantage of market opportunities or respond to competitive situations. Responding to market opportunities and competitive situations could have an adverse effect on the prices of TheraSeed® and could have a favorable effect or prevent an unfavorable effect on market share and volumes. Conversely, the Company and its non-exclusive distributors could individually and independently decide to maintain per unit pricing under certain competitive situations that could adversely affect current or potential market share and volumes. All forward looking statements and cautionary statements included in this document are made as of the date hereby based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward looking statement or cautionary statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk exposure related to market risk sensitive financial instruments is not material. As of June 30, 2002, there were no outstanding borrowings under the Company’s Unsecured Credit Agreement.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note D to the Company’s financial statements included in Item 1 of this report, which is incorporated by reference hereby.

Item 4. Submission of Matters to a Vote of Securities Holders

     (a) The annual meeting of shareholders was held on May 7, 2002.

     (b) Patrick L. Flinn, Peter A.A. Saunders and John V. Herndon were reelected to the board of directors and will serve for a three-year term. Mr. Flinn received
           26,758,957 votes for his election with 415,000 withholding authority, Mr. Saunders received 26,758,957 votes for his election with 415,000 withholding authority and
           Mr. Herndon received 26,758,957 votes for his election with 415,000 withholding authority.

   (c)   The appointment of Grant Thornton LLP as independent accountants for the Company for the fiscal year ending December 31, 2002 was approved by a vote of 26,900,837 shares for, 224,630 shares against and 48,490 shares abstaining.

Item 5. Other Information

          The Company has announced the appointment of Mr. James MacLennan as Chief
          Financial Officer and Treasurer effective as of August 15, 2002. Concurrent with this appointment, the former Chief Financial Officer, Bruce W. Smith, has been appointed to the position of Executive Vice President, Office of the Chief Executive,
          Strategy, Development and Acquisition.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits

            Exhibit No.                   Title

              99.1            Certification Pursuant of Section 1350, Chapter 63 of Title 18, United
                                  States Code, as Adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

              99.2            Certification Pursuant of Section 1350, Chapter 63 of Title 18, United
                                  States Code, as Adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)
THERAGENICS CORPORATION

By:/s/ M. Christine Jacobs
M. Christine Jacobs
President and Chief Executive Officer

/s/ Bruce W. Smith
Bruce W. Smith
Executive Vice President, Treasurer and
Chief Financial Officer

Dated: August 14, 2002