Form 10-Q
period 2002-09-30
THERAGENICS CORP
filed 2002-11-15
CIK 795551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X   NO

     As of November 14, 2002 the number of shares of $.01 par value common stock outstanding was 29,760,058.

THERAGENICS CORPORATION

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)	Page No.

Balance Sheets – December 31, 2001 and September 30, 2002	3

Statements of Earnings for the three and nine months ended
September 30, 2001 and 2002	5

Statements of Cash Flows for the nine months ended
September 30, 2001 and 2002	6

Statement of Changes in Shareholders’ Equity for the nine
months ended September 30, 2002	7

Notes to Financial Statements	8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION	10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK	16

ITEM 4. CONTROLS AND PROCEDURES	17

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	17
ITEM 6. EXHIBITS AND REPORTS ON FORM 8–K	17

SIGNATURES	18
CERTIFICATIONS	19

THERAGENICS CORPORATION
BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except per share data)

ASSETS
	December 31,	September 30,
	2001	2002

CURRENT ASSETS
Cash and short–term investments	$45,373	$50,818
Marketable securities	10,852	14,825
Trade accounts receivable, net of allowance	7,220	6,657
Inventories	1,590	2,092
Deferred income tax asset	582	399
Prepaid expenses and other current assets	1,289	907
TOTAL CURRENT ASSETS	66,906	75,698
PROPERTY AND EQUIPMENT
Buildings and improvements	26,567	42,276
Machinery and equipment	45,904	54,415
Office furniture and equipment	673	739
	73,144	97,430
Less accumulated depreciation and amortization	(21,479)	(25,995)
	51,665	71,435

Land and improvements	834	834
Construction in progress	24,331	2,744
TOTAL PROPERTY AND EQUIPMENT	76,830	75,013

OTHER ASSETS	271	253
TOTAL ASSETS	$144,007	$150,964

THERAGENICS CORPORATION
BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except per share data)

LIABILITIES & SHAREHOLDERS’EQUITY

	December 31,	September 30,
	2001	2002

CURRENT LIABILITIES
Trade accounts payable	$796	$1,366
Accrued salaries, wages and payroll taxes	554	796
Other current liabilities	241	705
TOTAL CURRENT LIABILITIES	1,591	2,867
LONG TERM LIABILITIES
Deferred income taxes	6,337	6,200
Other	72	69
TOTAL LONG–TERM LIABILITIES	6,409	6,269
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value, 100,000
shares authorized; 29,690 and 29,756
issued and outstanding	297	298
Additional paid–in capital	60,714	61,163
Retained earnings	74,996	80,330
Accumulated other comprehensive income	––	37
TOTAL SHAREHOLDERS’ EQUITY	136,007	141,828
TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$144,007	$150,964

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION
STATEMENTS OF EARNINGS
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2002	2001	2002
REVENUE
Product sales	$ 11,858	$ 9,781	$ 38,436	$ 32,217
Licensing Fees	34	47	144	306
Total Revenue	11,892	9,828	38,580	32,523

COST OF SALES	3,597	3,261	11,231	10,596

GROSS PROFIT	$ 8,295	$ 6,567	$ 27,349	$ 21,927

OPERATING EXPENSES
Selling, general & administrative	2,678	2,952	7,751	9,612
Research & development	506	2,434	2,051	4,619
	3,184	5,386	9,802	14,231
EARNINGS FROM OPERATIONS	5,111	1,181	17,547	7,696

OTHER INCOME (EXPENSE)
Interest income	369	282	1,345	795
Interest and financing costs	(36)	(15)	(114)	(77)
Other	(3)	(38)	(38)	(34)
	330	229	1,193	684

EARNINGS BEFORE INCOME TAXES	5,441	1,410	18,740	8,380
Income tax expense	2,009	526	6,740	3,046
NET EARNINGS	$ 3,432	$ 884	$ 12,000	$ 5,334

NET EARNINGS PER COMMON SHARE
Basic	$ 0.12	$ 0.03	$ 0.41	$ 0.18
Diluted	$ 0.11	$ 0.03	$ 0.40	$ 0.18

WEIGHTED AVERAGE SHARES
Basic	29,646	29,755	29,614	29,851
Diluted	30,185	29,945	29,999	30,126
Comprehensive income (loss)

NET EARNINGS	$ 3,432	$ 884	$ 12,000	$ 5,334
Unrealized gain on securities
available for sale:	$ ––	$ ––	$ ––	$ 37

Total comprehensive income	$ 3,432	$ 884	$ 12,000	$ 5,371

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands, except per share data)

	Nine Months
	Ended September 30,
	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$12,000	$ 5,334
Adjustments to reconcile net earnings to
net cash provided by operating activities
Deferred income taxes	477	46
Depreciation & amortization	4,333	4,526
Provision for allowances	270	17
Stock based compensation	92	50
Income tax benefit from options	160	109
Loss on disposal of equipment	52	12
Deferred rent	(2)	(3)

Changes in assets and liabilities:
Accounts Receivable	(244)	659
Inventories	(244)	(615)
Prepaid expenses and other current assets	(593)	382
Other assets	(89)	(15)
Trade accounts payable	(22)	570
Accrued salaries, wages and payroll taxes	416	319
Income taxes payable	(2,866)	––
Other current liabilities	322	387
Net cash provided by operating activities	14,062	11,778

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of property and equipment	(5,678)	(2,716)
Purchases and maturities of marketable securities	5,198	(3,908)
Net cash used by investing activities	(480)	(6,624)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and stock purchase plan	244	291
Net cash provided by financing activities	244	291

NET INCREASE IN CASH AND
SHORT–TERM INVESTMENTS	13,826	5,445

CASH AND SHORT–TERM INVESTMENTS AT
BEGINNING OF PERIOD	29,722	45,373

CASH AND SHORT–TERM INVESTMENTS AT
END OF PERIOD	$ 43,548	$ 50,818
The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION
STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
(UNAUDITED)
(Amounts in thousands, except per share data)

					Accumulated
	Common Stock		Additional		other
	Number of	Par value	paid-in	Retained	comprehensive
	shares	$0.01	capital	earnings	income	Total
BALANCE, December 31, 2001	29,690	$ 297	$ 60,714	$ 74,996		$ 136,007
Exercise of stock options	60	1	244			245
Employee stock purchase plan	6		46			46
Stock-based compensation			50			50
Unrealized loss on securities
available for sale					$ 37	37
Tax effect from options			109			109
Net earnings for the period				5,334		5,334
BALANCE, September 30, 2002	29,756	$ 298	$ 61,163	$ 80,330	$ 37	$ 141,828

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

NOTE A – BASIS OF PRESENTATION

The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations, cash flows and changes in stockholders’ equity for the periods presented. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes that the financial statements and disclosures are adequate to make the information not misleading. It is suggested that these financial statements and notes be read in conjunction with the audited financial statements and notes for the year ended December 31, 2001, included in the Form 10-K filed by the Company.

NOTE B – DISTRIBUTION AGREEMENTS AND MAJOR CUSTOMERS

The Company sells its TheraSeed® device product directly to health care providers and to third party distributors. Currently, the Company has non-exclusive distribution agreements in place with four companies. Sales to non-exclusive distributors represented approximately 84% and 81% of product revenue, for the quarter and nine months ended September 30, 2002, respectively, with sales to three of the four non-exclusive distributors exceeding 10% of total revenue for each period. During the same periods in 2001, sales to three of the four non-exclusive distributors represented approximately 65% and 57% of product revenue for the quarter and nine months, respectively, with sales to each of the three non-exclusive distributors exceeding 10% of total revenue for each period. Accounts receivable from the four non-exclusive distributors represented 84% of accounts receivable at September 30, 2002, with three of the four non-exclusive distributors exceeding 10% of total accounts receivable. Accounts receivable from three of the four non-exclusive distributors represented approximately 57% accounts receivable at September 30, 2001, with each non-exclusive distributor exceeding 10% of total accounts receivable.

NOTE C - CONSTRUCTION IN PROGRESS AND PURCHASE COMMITMENTS

The U.S. Department of Energy (DOE) has granted Theragenics™ access to unique DOE technology for use in production of isotopes, including Palladium-103 (Pd-103). This technology venture represents part of a DOE initiative to redirect Cold War assets to peacetime use and cushion the economic impact of U.S. Defense Department cutbacks. The Company has constructed a facility in Oak Ridge, Tennessee to house the equipment, infrastructure and work force necessary to support the production of isotopes, including Pd-103, using this DOE technology. Construction, testing and pre-operational activities for a significant portion of the facilities and equipment were substantially completed and included in operations during the third quarter. As of September 30, 2002, facility and equipment costs incurred were approximately $26.6 million.

NOTES TO FINANCIAL STATEMENTS – CONTINUED

SEPTEMBER 30, 2002

(Unaudited)

NOTE D - CONTINGENCIES

From time to time, the Company may be a party to legal proceedings in the ordinary course of its business. In the opinion of the Company, there are no such proceedings which, individually or in the aggregate would be expected to have a material adverse affect on the Company’s financial position or results of operations.

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

Results of Operations

Revenues for the third quarter of 2002 were $9.8 million, compared to $11.9 million for the third quarter of 2001, a decrease of $2.1 million, or 17.6%. Revenues for the nine months ended September 30, 2002 were $32.5 million, compared to $38.6 million for the same period in 2001, a decrease of $6.1 million, or 15.8%. During the third quarter of 2002, unit sales of the TheraSeed® device product decreased approximately 14.9% from the third quarter of 2001 and decreased approximately 9.9% during the first nine months of 2002 compared to the same period in 2001. The change in distribution mix also contributed to the decrease in revenues. Theragenics™ sold approximately 16.1% of the total unit sales directly to customers, compared to approximately 27.4% in the same quarter of 2001 and, as a result, the average selling price of TheraSeed® device decreased.

The Company believes that the decrease in unit sales is a result of several factors including customer concern over the potential impact of the Center for Medicare and Medicaid (CMS) proposed rules for 2003 Medicare reimbursement (See “Medicare Developments” below), and disappointing sales by the Company’s non-exclusive distribution partners. The change in distribution mix and the resultant decrease in average unit selling price reflected the following factors. In January 2001 a distribution agreement with Indigo Medical Inc. (Indigo), a Johnson and Johnson Company, terminated, and the Company initially increased its number of direct sales and sales through its other non-exclusive distributors. However, Theragenics™ sold to a significant portion of these former Indigo customers while publicly stating that it expected its share of TheraSeed® device sales to decline as its other non-exclusive distributors began to market aggressively to the former Indigo customers. As expected, the percentage of direct-to-customer sales for Theragenics™ has declined from 2001 as the non-exclusive distributors began aggressively marketing to the former Indigo customers.

Cost of sales was $3.3 million during the third quarter of 2002, resulting in a gross profit margin of 66.8%, compared with cost of sales of $3.6 million and a gross profit margin of 69.8% during the third quarter of 2001. For the nine months of 2002, cost of sales was $10.6 million, resulting in a gross profit margin of 67.4%, compared with cost of sales of $11.2 million and a gross profit margin of 70.9% during the same period of 2001. The increase in cost of sales as a percentage of revenues is largely due to the considerable fixed cost component of Theragenics’ operations, partially offset by the transfer of material and resources to support the research and development initiatives.

Selling, general and administrative (SG&A) expenses were $3.0 million, or 30% of revenue, during the third quarter of 2002, compared to $2.7 million, or 22.5% of revenue, during the third quarter of 2001, an increase of $0.3 million or 10.2%. For the first nine months of 2002, SG&A expenses were $9.6 million, or 29.5% of revenue, compared to $7.8 million, or 20.0% of revenue, an increase of $1.8 million, or 24.0%. The increases in the 2002 periods were primarily due to an increase in advertising and marketing activities related to the Company’s direct-to-consumer advertising campaign and an increase in professional fees related to, among other things, advocacy activities supporting adequate reimbursement for TheraSeed® device. Additionally, compensation and benefits, and start up expenses associated with the Company’s PSP project (see “Liquidity and Capital Resources” below), also increased during the 2002 periods.

The Company expects to continue its marketing activities for the remainder of 2002 in an effort to support its brand, increase patient awareness of the TheraSeed® device treatment alternative for prostate cancer and increase the demand for the TheraSeed® device. The TheraSeed® device brand advertising targets consumers and physicians and includes clinical studies aimed at illustrating the superiority of TheraSeed® device in the treatment of prostate cancer. Additional marketing activities include changes in selling strategies incorporating a renewed focus on direct sales. Although brand advertising expenses were previously anticipated to reach as high as $5 million by year-end, Management now expects that in 2002 brand advertising will amount to approximately $3.5 million.

Research and development (R&D) expenses increased to $2.4 million, or 24.7% of revenue, in the third quarter of 2002, from $506,000, or approximately 4.2% of revenue, in the third quarter of 2001. R&D expenses also increased during the first nine months of 2002, to $4.6 million, or approximately 14.2% of revenue in 2002 from $2.1 million, or 5.3% of revenue, in 2001. The increases in R&D expenses for the quarter and year-to-date were the result of the Company’s diversification efforts, including treatments for peripheral vascular disease and macular degeneration2. R&D expenses included costs of materials that would otherwise have been included in cost of sales ($1.6 million and $2.4 million for the three months and nine months ending September 30, 2002 compared to $0.3 million and $0.8 million for the same periods in 2001).

The Company was granted in August of this year an Investigation Device Exemption (IDE) approval from the U.S. Food and Drug Administration to initiate its TheraP clinical trial. The TheraP trial is a nonrandomized trial utilizing the Company’s Palladium-103 device, TheraSource™, to treat restenosis1 in peripheral vessels. The trial will investigate the safety and feasibility of the TheraSource™ Intravascular Brachytherapy System for preventing restenosis and will include long diffuse lesions in the superficial femoral and popliteal arteries. The Company expects to enroll up to 30 patients in three sites and the trial is expected to commence during the fourth quarter of 2002 or early in 2003.

Another diversification effort includes the use of Pd-103 in treating the wet form of age-related macular degeneration. Earlier this year, the Company completed an animal pilot study using its prototype device. The results of this study were favorable and in line with expectations. Upon recommendations of external advisors during the third quarter, management is investigating requirements necessary to proceed toward the implementation of human clinical trials. The Company also maintains an active research and development program centered on isotopes and their usage. Theragenics will continue these efforts and additional research and development expenditures could occur based upon these opportunities.

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

2.  Macular degeneration is a disease that can lead to loss of eyesight and in some cases complete blindness

Other income, comprising interest income and non-operating expenses, amount to $229,000 in the third quarter of 2002 compared to $330,000 during the third quarter of 2001. For the first nine months of the year, other income was $684,000, compared to $1.2 million in 2001. The Company’s investments consist primarily of short-term cash investments and high-credit quality municipal obligations, in accordance with the Company’s investment policy. While additional funds were invested during 2002, the lower interest rate environment in 2001 and continuing through 2002 has reduced the effective returns on a significant portion of the Company’s investments. Funds available for investment have and will continue to be utilized for the Company’s current and future expansion programs, diversification efforts, and research and development activities. As funds continue to be used for these programs and activities, and as interest rates continue to change, management expects other income to fluctuate accordingly.

The Company’s effective income tax rate was approximately 37% for the three and nine months ended September 30, 2002, compared to approximately 37% and 36% for the three months and nine months ended in 2001. The year over year increase is a result of a reduction in tax credits generated by the Company’s investments in its expansion projects during 2002. The Company’s income tax rate in each period is lower than the statutory rate primarily due to the recognition of tax credits generated by the Company’s investments in research activities and tax-exempt interest income.

Critical Accounting Policies

The SEC has encouraged companies to identify “critical accounting policies.” Critical accounting policies are those that are most important to the portrayal of a company’s financial condition and results, and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. In response to the SEC statements, management has identified the following critical accounting policies used in the preparation of our financial statements and accompanying notes. These polices have been reviewed with the Audit Committee of the Company’s Board of Directors.

Revenue Recognition. Revenue from product sales is recognized upon shipment. Licensing fees are recognized in the period to which they relate.

Allowance for doubtful accounts. Management judgments and estimates are made and used in connection with establishing an allowance for the possibility that portions of the Company’s accounts receivable balances may become uncollectable. Specifically, management analyzes accounts in relation to current economic trends and changes in our customer payment history in establishing this allowance. Accounts receivable are reduced by this allowance. The Company’s accounts receivable balance, net of the provision for this trade accounts receivables allowance of $204,000, was approximately $6.8 million as of September 30, 2002.

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

Commitments and Other Contractual Obligations

The Company leases land, space and office equipment under noncancelable leases that expire at various date through April 2020 as follows. Approximate minimum lease payments under the leases are as follows:

Obligation		Payments due by period
	Total	2002	2003	2004	2005

Land lease	$3,628,625	$ 34,125	$136,500	$136,500	$3,321,500
Equipment	$ 104,528	$ 8,600	$33,439	$27,141	$ 35,348
Rental property	$ 184,096	$ 11,400	$172,696
Other Operating Leases	$ 540	$ 540

Liquidity and Capital Resources

The Company had cash, short-term investments and marketable securities of $65.6 million at September 30, 2002, compared to $56.2 million at December 31, 2001. Marketable securities consist primarily of short-term cash investments and high-credit quality municipal obligations, in accordance with the Company’s investment policy. Marketable securities are classified as available for sale and are reported at fair value, based upon quoted market prices at the balance sheet date. The increase in cash, short-term investments and marketable securities was primarily a result of cash generated by operations offset primarily by capital expenditures. Working capital was $72.8 million at September 30, 2002, compared to $65.3 million at December 31, 2001. The Company also has an Unsecured Credit Agreement with a financial institution that provides for maximum borrowings of $40.0 million under two lines of credit, and an additional uncommitted $10.0 million line of credit. No borrowings were outstanding under the Unsecured Credit Agreement as of September 30, 2002. Letters of credit totaling $809,068 were outstanding under this agreement as of September 30, 2002. These letters of credit represent decommission funding required by the Georgia Department of Natural Resources and a utility deposit to the City of Oak Ridge, Tennessee in connection with the PSP facility.

Cash generated by operations was $11.8 million and $14.0 million during the first nine months of 2002 and 2001, respectively. Cash generated from operations consists of net earnings plus non-cash expenses such as depreciation, amortization, deferred income tax expense and changes in balance sheet items such as accounts receivable, inventories, prepaid expenses and payables. Cash from operations increased over the first nine months of 2002 primarily because payment of an approximate $2.0 million prior period income tax liability was made in the first nine months of 2001 while no similar liability existed in 2002 and approximately $0.9 million more of 2001‘s year-to-date income was in the form of accounts receivable rather than cash, as the Company’s accounts receivable base changed as a result of its direct to customer sales and non-exclusive distribution agreements. The slight increase in depreciation and amortization in the first nine months of 2002 was due to the building and equipment placed in service at the Oak Ridge facility during the third quarter of 2002. These primary sources of cash from operations were partially offset by the year-over-year decrease in net income.

Capital expenditures totaled $2.7 million and $5.6 million during the first nine months of 2002 and 2001, respectively. This spending related primarily to the Company’s PSP project (see below).

The Company has constructed a facility in the Oak Ridge, Tennessee area to house the equipment, infrastructure and work force intended to support the production of isotopes, including Pd-103, using DOE technology. Construction costs of approximately $26.6 million have been incurred on the PSP project through September 30, 2002. Construction, testing and preoperational activities were substantially completed for a significant portion of the PSP project during the third quarter, and the Company expects the total cost of the PSP project to be less than $30.0 million as it is fully completed during the year.

In addition to using cash to fund the PSP project in 2002, the Company expects that R&D spending will continue to increase (see “Results of Operations”, above). The Company expects that R&D expense spending may total approximately 15% of revenue in 2002, but could vary depending on the scheduling and progress of R&D activities as well as the pursuit of currently unforeseen opportunities. Cash could also be used in 2002 for marketing and TheraSeed® device support activities (see “Results of Operations”, above), and in the pursuit of diversification efforts such as the purchase of technologies, products or companies.

Cash provided by financing activities was $291,000 and $244,000 in the first nine months of 2002 and 2001, respectively, consisting of cash proceeds from the exercise of stock options and the Company’s Employee Stock Purchase Plan.

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

Medicare Developments

Currently, Theragenics’™ TheraSeed® device and other brachytherapy seeds fall within various “transitional pass-through codes,” which are separate from the procedure payment codes that comprise much of Medicare’s Outpatient Prospective Payment System (OPPS). Effective April 1, 2002, The Centers for Medicare and Medicaid Services (CMS) implemented changes in hospital payments for brachytherapy and other services provided under Medicare’s OPPS for the remainder of 2002. Through December 31, 2002, CMS has bundled a portion of pass-through reimbursement for brachytherapy seeds and other pass-through devices with the associated procedure codes, thereby effectively sheltering seeds from “pro rata reductions” that would otherwise have applied under current Medicare Law. To the extent that these pass-through device costs exceed the bundled amount, the remaining cost is subject to a 63.6% pro rata reduction in reimbursement. Management does not anticipate any impact on the price of the TheraSeed® device product for the remainder of 2002 as a result of the current reimbursement structure.

On November 1, 2002, CMS issued its final rule for 2003 Medicare OPPS reimbursement. Under the final rule, CMS bundled the costs of the brachytherapy procedure, as well as the costs for the catheters, needles and all seeds, into two new codes for prostate brachytherapy (one for palladium-103 and one for iodine-125). By creating two codes and setting separate reimbursement amounts in the final rule for palladium-103 seed brachytherapy (including TheraSeed® device) and iodine-125 seed brachytherapy, CMS made an important, positive change for our TheraSeed® device product from its initial proposal published on August 9, 2002. Specifically, the per patient amount under the final rule for palladium-103 prostate brachytherapy exceeds the original payment amount proposed in August 2002 for both palladium-103 and iodine-125. The 2003 per patient amount for palladium-103 prostate brachetherapy also exceeds the payment amount for iodine-125 prostate brachetherapy. To the extent that these pass-through device costs exceed the bundled amount, the remaining cost may no longer be submitted for reimbursement.

At this time, Management is unable to predict the impact of the final rules on future sales. However, Management will be closely monitoring any effects on the market for TheraSeed® device as it continues to evaluate pricing, marketing and distribution strategies.

Theragenics has been pursuing, and will continue to pursue avenues to attempt to address the reimbursement structure set forth by CMS. Specifically, Theragenics™ is continuing its efforts to assist policymakers in formulating and revising Medicare policies to recognize the unique aspects of classification and reimbursement that apply to the TheraSeed® device and recognize its superior characteristics compared to other avenues of treatment.

Forward Looking and Cautionary Statements

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding sales, marketing and distribution efforts, third-party reimbursement, sales mix, effectiveness of non-exclusive distribution agreements, pricing for TheraSeed® device, future cost of sales, R&D efforts and expenses, inventory investment, SG&A expenses, other income, timing and ultimate outcome of the Company’s activities in restenosis, macular degeneration and other diversification efforts, potential new products and opportunities, the PSP project, the development of new markets and technologies, the capabilities of the PSP to produce enriched isotopes, opportunities for isotopes produced by Theragenics™, the identification and development of new markets and applications for isotopes, Theragenics’™ plans and strategies for diversification, and the sufficiency of the Company’s liquidity and capital resources. From time to time, the Company may also make other forward-looking statements relating to such matters as well as statements relating to anticipated financial performance, business prospects, technological developments, other research and development activities and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with research and development activities, including animal studies and clinical trials related to new products, risks associated with new product development cycles, effectiveness and execution of marketing and sales programs of Theragenics and its non-exclusive distributors, potential costs and delays in capacity expansion and start-up, (especially as it relates to the PSP project), the actual start-up for the PSP project, potential changes in product pricing and competitive conditions, continued acceptance of TheraSeed® device by the market, management of growth, acceptance and efficacy of Pd-103 for other applications, adverse changes in governmental program priorities and budgetary funding by the relevant governmental authorities, government regulation of the therapeutic radiological pharmaceutical and device business, potential changes in third-party reimbursement, risks associated with market development activities, inability of the PSP to produce isotopes suited for a particular application, potential inability to produce selected isotopes at costs competitive to other options, risks associated with governmental regulations and related export controls and security requirements for PSP products. At any point in time, Theragenics™ and/or its non-exclusive distributors may change their respective pricing policies for TheraSeed® device in order to take advantage of market opportunities or respond to competitive situations. Responding to market opportunities and competitive situations could have an adverse effect on the prices of TheraSeed® device and could have a favorable effect or prevent an unfavorable effect on market share and volumes. Conversely, the Company and its non-exclusive distributors could individually and independently decide to maintain per unit pricing under certain competitive situations that could adversely affect current or potential market share and volumes. All forward looking statements and cautionary statements included in this document are made as of the date hereby based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward looking statement or cautionary statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk exposure related to market risk sensitive financial instruments is not material. As of September 30, 2002, there were no outstanding borrowings under the Company’s Unsecured Credit Agreement.

Item 4. Controls and Procedures

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. Furthermore, with regard to the Company’s internal controls, there have been no significant changes in the Company’s internal controls or to the Company’s knowledge in other factors that could significantly affect these internal controls subsequent to the date the Company carried out its evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See Note D to the Company’s financial statements included in Item 1 of this report, which is incorporated by reference hereby.

Item 6. Exhibits and Reports on Form 8-K.

(a)Exhibits
Exhibit No.	Title
10.1	Executive Employment Agreement of James A. MacLennan.
99.1	Certification of Chief Executive Officer Pursuant of Section 1350, Chapter 63 of Title 18, United States Code, as Adopted to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) No reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)
THERAGENICS CORPORATION

By:/s/ M. Christine Jacobs
M. Christine Jacobs
Chief Executive Officer

By:/s/ James A. MacLennan
James A. MacLenna
Treasurer and Chief Financial Officer

Dated: November 14, 2001

Certification

I, M. Christine Jacobs, President and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Theragenics Corporation (the "Registrant");

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ M. Christine Jacobs
M. Christine Jacobs
President and Chief Executive Officer

Certification

I, James A. MacLennan, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Theragenics Corporation (the "Registrant");

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

c)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ James A. MacLennan
James A. MacLennan
Chief Financial Officer