Form 10-K
period 2002-12-31
THERAGENICS CORP
filed 2003-03-31
CIK 795551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

COMMISSION FILE NO. 0-15443

THERAGENICS CORPORATION ®

(Exact name of registrant as specified in its charter)

Delaware	58-1528626
(State of incorporation)	(I.R.S. Employer Identification Number)
5203 Bristol Industrial Way

Buford, Georgia	30518
(Address of principal executive offices)	(Zip Code)

Registrant’ telephone number, including area code:(770) 271-0233

     Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered
- - - - - - - - - - - - - - -	- - - - - - - - - - - - - - -
Common stock, $.01 par value,	New York Stock Exchange
Together with associated Common
Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X No _

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive Proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes [ X ] No [ _]

        As of June 28, 2002 the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, as determined by reference to the closing price of the Common Stock as reported on the New York Stock Exchange, was $248,357,511.

        As of March 28, 2003 the number of shares of Common Stock, $.01 par value, outstanding was 29,855,058.

        Documents incorporated by reference: Proxy Statement for the registrant’s 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002, is incorporated by reference in Part III herein.

Part I

Item 1. BUSINESS

General

        Theragenics Corporation® (“Theragenics™” or the “Company”), incorporated under Delaware law in 1981, is the manufacturer of TheraSeed®, a rice-sized FDA-cleared device used primarily in treating localized prostate cancer with a one-time, minimally invasive procedure. Theragenics™ is the world’s leading producer of Palladium-103 (Pd-103), the radioactive isotope that supplies the therapeutic radiation for its TheraSeed® implant. Theragenics™ is also involved in research and development utilizing Pd-103 for the treatment of restenosis, macular degeneration and other diseases, and has research and development programs involving other isotopes and their uses. Physicians, hospitals and other healthcare providers, primarily located in the United States, utilize the TheraSeed® product.

        The Company’s website address is “http://www.theragenics.com.” The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through its website by clicking on the “Investor Relations” page and selecting “SEC Filings.” These reports will be available as soon as reasonably practicable after such material has been electronically filed with, or furnished to, the SEC. These reports are also available through the SEC’s website at “http://www.sec.gov.” The information on these websites and the information contained therein or connected thereto are not intended to be incorporated by reference into this Form 10-K.

        From May 1997 to August 2000, substantially all TheraSeed® implants for the treatment of prostate cancer were sold through an exclusive distributor. Notice of termination of that exclusive distribution agreement was received in August 2000 ending Theragenics™ contractual requirement to use an exclusive distributor. The contract was subsequently terminated in January 2001. The Company currently sells its TheraSeed® implants directly to physicians and non-exclusive third party distributors.

        In 1998 the Company received regulatory approval for the marketing of TheraSeed® throughout the member countries of the European Union by obtaining CE Marking. Sales of TheraSeed® in Europe were not significant in any of the three years in the period ended December 31, 2002.

        The Company has an active and ongoing program targeted at diversifying its future revenue stream. As part of this program the Company constructed a facility in the Oak Ridge, Tennessee area to house the equipment, infrastructure and work force necessary to support the production of isotopes, including Pd-103, using unique plasma separation process (PSP) technology being leased from the U.S. Department of Energy (DOE). PSP technology is a method of separating relatively large quantities of a specific isotope from a specific element. Prior to using cyclotron technology to produce Pd-103, Theragenics™ used the PSP technology to produce Pd-102 for conversion to Pd-103. In addition to possibly increasing its Pd-103 capacity, the Company also believes that the DOE technology may allow it to produce other isotopically engineered materials for use in medical and non-medical applications.

        In July 2002, the Company entered into a Market Development and Distribution Agreement for stable isotopes with Trace Sciences International, Inc. (Trace Sciences). The Agreement provides a framework under which Trace Sciences, an international supplier of enriched stable metal isotopes, has agreed to perform global market development and limited sales activities to cultivate the PSP’s unique capabilities. Also, in 2002, the Company announced an agreement for the first sale of stable isotopes to be produced by the PSP. Under this agreement, the Company expects to provide test quantities of certain gadolinium isotopes to a customer to determine their effectiveness as a fuel life extender in nuclear power generation.

        Research and development initiatives are also underway to support the Company’s diversification program. Following the approval of the Investigational Device Exemption granted by the U.S. Food and Drug Administration (FDA) in August 2002 to initiate the TheraP clinical trial, Theragenics™ began a clinical trial using a patented Pd-103 device early in 2003. The Company’s device, called the TheraSource™ Intravascular Brachytherapy System, is designed to prevent restenosis or renarrowing of arteries following treatment of peripheral vascular disease by percutaneous transluminal angioplasty. The trial was initiated at the Fuqua Heart Center of Atlanta at Piedmont Hospital. A total of 30 patients in up to three centers will be enrolled to study the safety and feasibility of the system. Additionally, an animal pilot study using Pd-103 in a prototype device designed for the treatment of age-related macular degeneration, a disease that leads to loss of eyesight and in some cases complete blindness, was completed early in 2002. Theragenics™ will continue these efforts and may incur research and development expenditures based on these opportunities.

        Subsequent to the 2002 year-end the Company diversified its product line with the purchase of the U.S. Iodine-125 (I-125) prostate brachytherapy business of BEBIG Isotopen-und Medizintechnik GmbH (BEBIG), formerly distributed by IPL (Isotope Products Laboratories), both subsidiaries of a publicly traded German company, Eckert & Ziegler AG. The purchase gives Theragenics™ exclusive U.S. manufacturing and distribution rights to the iodine-based medical device used in the treatment of prostate cancer. The Company also procured an automated production line that is expected to become operational in 2004. Non-exclusive rights to distribute TheraSeed® in Europe were granted to BEBIG as part of the transaction.

        The Company is also searching for additional opportunities through reviewing and evaluating external opportunities for diversification such as partnering and/or acquiring technologies, products or companies.

Industry Overview

Prostate Cancer

        Excluding skin cancer, prostate cancer is the most common form of cancer, and the second leading cause of cancer deaths, in men. It is most common in North America and northwestern Europe and less common in Asia, Africa, Central America and South America. The American Cancer Society estimates there will be about 220,900 new cases of prostate cancer diagnosed and an estimated 28,900 deaths associated with the disease in the United States during 2003.

        Prostate cancer incidence and mortality increase with age. Prostate cancer is found most often in men who are over the age of 50. More than seven out of ten men diagnosed with prostate cancer are over the age of 65. At the age of 70, the chance of having prostate cancer is 12 times greater than at age 50. Screening and earlier diagnosis in men, who otherwise had no sign of symptoms, have fostered a decline in the prostate cancer death rate since 1990.

        Weak or interrupted urine flow, an inability to urinate, frequent urination and pain during urination can all be signs of prostate cancer. Additional symptoms can include blood in the urine, continual lower back pain in the pelvis or pain the in the upper thighs. However, it should be noted that these symptoms are nonspecific and can be caused from non-malignant conditions.

        According to the American Cancer Society, approximately 70% of all prostate cancers are found while they are localized (confined to the prostate), and at least 85% have not spread beyond the surrounding tissues or lymph nodes. The 5-year survival rate for men with localized prostate cancer is 100%. According to the American Cancer Society, the survival rate for all stages of prostate cancer combined has increased from 67% to 97% over the past 20 years. Longer follow-up suggests the relative survival continues to increase after a diagnosis. Recent data indicates that the relative 10-year survival is 79%, and 15-year survival rate is 57%.

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

        Another factor that may contribute to prostate cancer is diet. A diet high in fat may play a part in causing prostate cancer. The American Cancer Society suggests that Lycopenes, found in vegetables and certain fruits such as tomatoes, grapefruit and watermelon, and the mineral selenium found in fish, meat, poultry, cereals and vegetables such as mushrooms and asparagus, seem to lower prostate cancer risk. An increase in prostate cancer may also be related to a diet high in calcium and low in fructose (fruit sugar).

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

        A tumor found by a prostate biopsy is usually assigned a grade by a pathologist. The most common prostate cancer grading system is called the Gleason grading system. A Gleason score, which ranges from 2 to 10, usually is used to estimate the tumor’s growth rate. The lower the score, the slower the cancer grows. Most localized cancers of the prostate gland are an intermediate score ranging from Gleason scores 4, 5 or 6.

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

        Newer forms of external beam radiation include three-dimensional conformal radiation therapy (3DCRT), Intensity Modulated Radiation Therapy (IMRT) and conformal proton beam radiation. Three-dimensional conformal radiation utilizes computerized mapping and a fitted plastic body mold to keep the patient still so the radiation can be aimed more accurately at the prostate. The objective of 3DCRT is to minimize the risk of damage to healthy tissue caused by radiation. However, long-term results are needed to confirm this theory. Intensity Modulated Radiation Therapy (IMRT) is an advanced form of 3D therapy. In addition to aiming beams from several directions, the intensity (or strength) of the beams can be adjusted to decrease the dose of radiation reaching the sensitive normal tissues while delivering a uniformly high dose to the cancer. Conformal proton radiation therapy uses a similar approach, but instead of using x-rays, this technique focuses proton beams on the cancer. Protons cause little damage to tissues and may be able to deliver more radiation to the prostate. While preliminary results are promising, proton beam radiation is expensive and there are very few proton beam devices in the U.S. at this time.

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

        A trial study with 18,000 men enrolled is currently underway to determine the efficacy of the drug finasteride, which prevents the prostate from using male hormones. The drug inhibits male hormones called androgens that are known to be important in the growth of normal and cancerous prostate cells and may be important in the promotion of prostate cancer. It will take several years, however, before the results of the study are known due to the fact that prostate cancers form slowly.

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

        Seeding has been used as a treatment for prostate cancer for more than 20 years. Twenty years ago, seeds containing the radioactive isotope I-125 were implanted in prostate tumors under open surgery. However, this technique fell into disfavor because the seeds were often haphazardly arranged resulting in radiation not reaching all of the targeted cancerous prostate. Compounding this was that often an unintended radiation dose was delivered to healthy surrounding tissues, particularly the urethra and rectum. Clinical results indicate that the computer modeling, advanced imaging and other techniques used in seeding today have significantly ameliorated these drawbacks.

Clinical Results

        Strong Efficacy Results. Clinical data indicates that seeding offers success rates for early-stage prostate cancer treatment that are comparable to or better than those of RP or EBRT. The vast majority of published studies on the use of seeding in the treatment of early-stage prostate cancer have been very positive. A nine-year clinical study published in the March 2000 issue of International Journal of Radiation Oncology, Biology and Physics, reported that 83.5% of the patients treated with TheraSeed® were cancer-free at nine years. The study was conducted by Dr. John Blasko of the Seattle Prostate Institute and included 230 patients with clinical stage T1 and T2 prostate cancer. Only 3% experienced cancer recurrence in the prostate. Because of Dr. Blasko’s extensive experience in the treatment of cancer and brachytherapy, the Company retained him as a medical and cancer advisor in 1998. In the June 2002 issue of Current Science, Inc., a study by Dr. Jerrold Sharkey, Dr. Alan Cantor et al. compared the effectiveness of brachytherapy and radical prostatectomy in 1,305 men with stage T1 and T2 prostate cancer. From 1993 to 2002, data from the treated patients were reviewed and classified by initial PSA level and Gleason scores. According to the publication, “The results failed to show any superiority of prostatectomy over brachytherapy with Pd-103 (TheraSeed®) with respect to time until relapse indicated by PSA level increase. In fact, any differences between treatments favor brachytherapy, particularly for intermediate and high-risk groups.”

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

        Recent results from a 10-year study conducted by Dr. Datolli and Dr. Wallner published in the International Journal of Radiation Oncology, Biology and Physics in September 2002, were presented at the October 2002 American Society of Therapeutic Radiology and Oncology (ASTRO) conference confirming the effectiveness of TheraSeed® in patients with aggressive cancer who previously were considered poor candidates for seeding. The 10-year study, comprised of 175 patients with Stage T2a-T3 prostate cancer treated from 1991 through 1995. Of these patients 79 percent remained completely free of cancer without the use of hormonal therapy or chemotherapy.

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

        A five-year study, using either Pd-103 or I-125 seed implants, published in the August 2001 edition of International Journal of Radiation Oncology, Biology and Physics promotes brachytherapy treatment for early-stage prostate cancer in men under 65 while indicating lower incidence of side effects such as incontinence and impotence. According to Dr. Gregory Merrick of Schiffler Cancer Center in Wheeling, West Virginia, the findings from the study involving 76 patients ranging in ages between 48 and 62 years who received seed implants between the period of 1995 to 1999 are encouraging “because it shows younger men that they can survive cancer with a significantly lower incidence of side effects.”

        Lower Treatment Cost. The total cost of seeding is approximately $15,000 per procedure. This is approximately two-thirds the cost of RP, which ranges from $19,000 to $25,000, excluding treatment for side effects and post-operative complications. Seeding cost is comparable to the cost of EBRT, which ranges from $13,000 to $17,000 for a six-to-seven week course of treatment. The purchase of the I-125 product line gives Theragenics™ exclusive rights to manufacture and distribute the iodine-based medical device used in the treatment of prostate cancer.

Production

        The production of TheraSeed® is dependent upon the availability of Pd-103, as well as Rhodium-103 (Rh-103), titanium, graphite and lead. With the exception of Pd-103, all of these raw materials are relatively inexpensive and readily available from third party suppliers. The distribution and sales of I-125 brachytherapy seeds, also used in the treatment of prostate cancer, is dependent upon the supply of the product from BEBIG.

        Pd-103 is a radioactive isotope that can be produced by neutron bombardment of Pd-102 in a nuclear reactor, or by proton bombardment of Rh-103 in a cyclotron. Following the production of Pd-103 from Rh-103 in the cyclotron, the Pd-103 is harvested from the cyclotron and moved through a number of proprietary production processes until it reaches its final seed form.

        The Company has produced Pd-103 using Company-owned cyclotrons since 1993. The Company currently has fourteen cyclotrons in production, and has no current plans to purchase additional cyclotrons. The Company’s cyclotrons were designed, built, installed and tested by a company specializing in the construction of such equipment.

        Cyclotron operations constitute only one component of the TheraSeed® manufacturing process. Because the production of TheraSeed® is highly sensitive and labor intensive, management is focusing significant attention and effort on automating and otherwise improving all aspects of the Company’s manufacturing process. Certain portions of the Company’s production processes were automated during the past six years. Through automation management believes it can continue to improve efficiency, further reduce radiation exposure to personnel and provide additional production capacity for TheraSeed® and the iodine product.

        Since 1997, the Company’s quality control system has been certified as meeting all the requirements of the International Organization for Standards’ ISO 9001/EN46001 Quality System Standard.

        The U.S. Department of Energy (DOE) has granted Theragenics™ access to unique DOE technology, known as the PSP, for use in production of isotopes, including Pd-103 (the “PSP Project”). As part of the PSP Project, the Company has leased land in the Oak Ridge, Tennessee area and equipment previously used by the government to produce isotopes. As a result of the sensitive nature of the equipment, the specialized technology involved and the restrictions on access to unique DOE-operated facilities, the Company has contracted with the DOE’s primary contractor for its Oak Ridge facilities to handle certain technical and operational services that are critical to the project, including reassembling and recommissioning equipment, designing and fabricating new parts and modifications to the equipment and DOE facilities, and operating and providing ongoing access to the DOE facilities. The success of the project is dependent on the continued cooperation of the DOE and its primary contractor, which could be adversely affected by future changes in governmental program priorities and funding. If there are problems with the operation or modification of the DOE-operated facilities, or if unforeseen challenges arise, the project may not be successful or the costs or timeliness associated with the project could exceed current estimates. Additionally, as a result of the sensitive nature of the PSP equipment and the specialized technology involved, the DOE is able to terminate the Company’s access in the event of national emergency or in the interest of national defense, or require the Company to perform programmatic work involving use of the technology for the DOE in connection with carrying out its governmental mission. The Company would be entitled to compensation in the event of termination in connection with national emergency or defense or for programmatic use of the technology for the DOE.

Sales and Marketing

        The Company currently has non-exclusive distribution agreements with three companies which give each distributor the right to distribute TheraSeed® in the U.S., Canada and Puerto Rico for the treatment of prostate cancer and other solid localized cancerous tumors. Two of these non-exclusive agreements gives the distributors the option to distribute TheraSeed® internationally.

        During 2002, sales to the Company's three largest distributors, C.R. Bard, MediPhysics, Inc., (d/b/a Nycomend Amersham) and Prostate Services of America, Inc. collectively represented 75% of total revenue. No other single customer or distributor accounted for more than 10% of total sales in 2002. Early in 2003, Theragenics™ was notified by one of its non-exclusive distributors of its intent to terminate its distribution agreement with Theragenics™ upon completion of an impending acquisition by another Theragenics™ non-exclusive distributor of TheraSeed®. Management has not determined the affect that the consolidation may have on future sales.

        The Company also markets TheraSeed® directly to consumers and sells TheraSeed® directly to health care providers. In 2002, the Company engaged marketing and advertising specialists with experience in healthcare and direct-to-consumer marketing, and expects direct-to-consumer activity to continue at the same rate in 2003. The Company also expects to continue other activities in an attempt to support its brand name and increase demand for TheraSeed® implants, including advertising to physicians, clinical studies aimed at showing the advantages of TheraSeed® implants in the treatment of prostate cancer, technical field support to TheraSeed® customers, and other customer service and patient information activities. During 2002, a small direct sales force comprising brachytherapy specialists was formed to promote and support the TheraSeed® brand.

        Subsequent to the 2002 year-end the Company purchased the U.S. I-125 prostate brachytherapy business of BEGIG (see the Business section of Item I above). The Company believes that the ability to provide both palladium and iodine isotopes will provide access to customers and markets not otherwise accessible with either palladium or iodine alone.

        From May 1997 until August 2000, Indigo Medical, Inc. (Indigo) held the exclusive worldwide rights to market and sell the TheraSeed® implant for prostate cancer under a Sales and Marketing Agreement with Theragenics (the “Agreement”). Under the Agreement, Indigo had the responsibility for the marketing and training related to the TheraSeed® implant. In August 2000 Indigo exercised its option and gave notice of termination of the Agreement. As a result of Indigo’s notice of termination, Theragenics regained the right to directly market and distribute its TheraSeed® product for the treatment of prostate cancer to physicians and third-party distributors.

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

Seasonality

        Although effects from seasonality cannot be identified in relation to a specific quarter or quarters, management believes that holidays, major medical conventions and vacations taken by physicians, patients and patients’ families may have a seasonal impact on sales for TheraSeed®.

Research and Development

        Research and development (R&D) expenses were $6.5 million, $2.7 million, and $2.1 million in 2002, 2001 and 2000, respectively. R&D expenses have related primarily to restenosis and age-related macular degeneration studies, as well as development efforts to improve the Company’s proprietary production processes (see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations, 2002 compared to 2001”).

Competition

        The Company competes in a market characterized by technological innovation, extensive research efforts and significant competition. In general, TheraSeed® competes with conventional methods of treating localized cancer, such as RP and EBRT, as well as competing permanent implant devices. RP currently represents the most common medical treatment for early-stage, localized prostate cancer. RP has a long history of favorable clinical results and physicians have developed a high degree of familiarity and comfort with this procedure. EBRT is also a well-established method of treatment and is widely accepted for patients who do not represent a good surgical risk or whose prostate cancer has advanced beyond the stage for which surgical treatment is indicated. Management cannot predict with any certainty whether general conversion from these treatment options (or other established or conventional procedures) to TheraSeed® treatment may occur. Management does, however, believe that if general conversion from these treatment options (or other established or conventional procedures) to TheraSeed® treatment does occur, such conversion will be the result of a combination of equivalent or better efficacy, reduced incidence of side effects and complications, lower cost, other quality of life issues and pressure by health care providers and patients.

        While Theragenics is in an industry that is currently experiencing market consolidation, Management continues to believe that Theragenics™ has certain competitive advantages over other Pd-103 and I-125 seed producers that include: (i) its proprietary production processes that have been developed and patented; (ii) its record of reliability and safety in its manufacturing operations and (iii) the time and resources required for competitors’ production capabilities to ramp up to commercial production on a scale comparable to Theragenics™. Furthermore, the Company expects to continue activities in an attempt support its brand-name and increase demand for TheraSeed® implants including advertising to physicians, clinical studies aimed at showing the advantages of TheraSeed® implants in the treatment of prostate cancer, technical field support to TheraSeed® customers, and other customer service and patient information activities.

        Management also believes that Pd-103 continues to have certain advantages over I-125, including: (i) higher dose rates, which can yield advantages in treating aggressive cancers; (ii) a shorter half-life, which shortens the duration of some radiation induced side effects by two-thirds; and (iii) reduces radiation exposure to medical personnel in treatment follow-up.

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

        In addition to the competition referenced above, many companies, both public and private, are researching new and innovative methods of preventing and treating cancer. In addition, many companies, including many large, well-known pharmaceutical, medical device and chemical companies that have significant resources available to them, are engaged in radiological pharmaceutical and device research. These companies are located in the United States, Europe and throughout the world. Significant developments by any of these companies could have a material adverse effect on the demand for Theragenics’™ products.

_________________

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

        The U.S. Department of Energy has granted Theragenics™ access to unique DOE technology, known as the PSP, for use in production of isotopes. U.S. Government Export Control Laws and Regulations govern the exporting of certain products produced in the PSP and the exporting of technology associated with the PSP.

Employees

        As of December 31, 2002, the Company had 167 full time employees (including full time temporary employees and executive personnel). Of this total, 116 were engaged in the development and production of the Company’s products. The remainder were engaged in marketing and general corporate activities. The Company’s employees are not represented by a union or a collective bargaining agreement, and management considers employee relations to be good.

Item 2. Properties

        The Company owns two manufacturing facilities located in Buford, Georgia. One facility houses cyclotrons, raw material processing, assembly and shipping operations. The second facility, which is adjacent to the first facility, houses cyclotrons. The Company also owns an administrative facility adjacent to its production facilities in Buford.

        The Company owns approximately 30 acres in Buford Georgia on which its two manufacturing facilities and administration facilities are located. Land remains available for future development adjacent to its current Buford location. Management intends to use this land for long term expansion of its manufacturing and support operations, if such expansion is required.

     The Company leases 21 acres of land in the Oak Ridge, Tennessee area, on which it has constructed a facility to house the equipment, infrastructure and workforce necessary to support operations using technology leased from the U.S. Department of Energy (see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

Item 3. Legal Proceedings

        In January 1999, the Company and certain of its officers and directors were named as defendants in certain securities actions alleging violations of the federal securities laws, including Sections 10(b), 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934, as amended. These actions have been consolidated into a single action pending in the U.S. District Court for the Northern District of Georgia. The complaint, as amended, purports to represent a class of investors who purchased or sold securities during the time period from January 29, 1998 to January 11, 1999. The amended complaint generally alleges that the defendants made certain misrepresentations and omissions in connection with the performance of the Company during the class period and seeks unspecified damages. On May 14, 1999 a stockholder of the Company filed a derivative complaint in the Delaware Court of Chancery purportedly on behalf of the Company, alleging that certain directors breached their fiduciary duties by engaging in the conduct that is alleged in the consolidated federal class action complaint. The derivative action has been stayed by the agreement of the parties. On July 19, 2000, the Court granted the Company’s motion to dismiss the consolidated federal class action complaint for failure to state a claim against the Company, and granted the plaintiffs leave to amend their complaint. On August 21, 2000, the plaintiffs filed a second amended complaint and on March 30, 2001, the Court denied the defendant’s motion to dismiss the plaintiffs’ second amended complaint. The Court also denied the Company’s motion for reconsideration. Subsequently, the court certified the class and the parties commenced discovery. Discovery in the case is now nearing completion. Management believes these charges are without merit and is opposing the litigation vigorously; however, given the nature and stage of the proceedings; the ultimate outcome of the litigation cannot be determined at this time. Accordingly, no provision for any liability that might result from this litigation has been made. The Company maintains insurance for claims of this general nature.

        The Company may be involved in other litigation relative to claims arising out of the ordinary course of business. As of the date hereof, there are no other material legal proceedings pending, or to management’s knowledge, threatened against the Company.

Item 4. Submission of Matters to a Vote of Security Holders

         The Company did not submit any matter to a vote of its security holders during the fourth quarter of calendar year 2002.

PART II

Item 5. Market for Registrant’s Common Equity and RelatedStockholder
Matters

        The Company’s Common Stock, $.01 par value, (Common Stock) is traded on the New York Stock Exchange (NYSE) under the symbol “TGX”. The high and low prices for the Company’s Common Stock as reported on the NYSE for each quarterly period in 2002 and 2001 are as follows:

	High	Low
2002
First Quarter...................................................................................................	$10.44	$8.21
Second Quarter..............................................................................................	10.46	7.15
Third Quarter..................................................................................................	8.10	4.20
Fourth Quarter................................................................................................	5.48	3.56

2001
First Quarter...................................................................................................	16.63	8.13
Second Quarter..............................................................................................	13.25	6.94
Third Quarter..................................................................................................	9.81	6.31
Fourth Quarter...............................................................................................	6.63	3.94

        As of March 11, 2003, the closing price of the Company’s Common Stock was $3.24 per share. Also, as of that date, there were approximately 589 holders of record of the Company’s Common Stock. The number of record holders does not reflect the number of beneficial owners of the Company’s Common Stock for whom shares are held by depositary trust companies, brokerage firms and others.

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

Item 6. Selected Financial Data

        The selected financial data set forth below as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002, have been derived from the financial statements of the Company included elsewhere herein, which have been audited by Grant Thornton LLP, independent certified public accountants. The selected financial data as of December 31, 2002, 2001 and 2000, and for each of the two years in the period ended December 31, 1999, have been derived from the financial statements of the Company, which have been audited by Grant Thornton LLP but are not included herein. The selected financial data set forth below should be read in conjunction with the financial statements of the Company and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

        On March 16, 1998, the Board of Directors approved a two-for-one Common Stock split, effected in the form of a 100% stock dividend, which was distributed on April 15, 1998, to stockholders of record on March 31, 1998. All references to shares outstanding and per share amounts contained herein have been restated to reflect the stock split.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(Amounts in thousands, except per share data)
Statement of Earnings Data:
Product sales	$41,512	$49,667	$43,898	$43,618	$37,858
Licensing fees	352	333	106	100	100
Total revenue	41,864	50,000	44,004	43,718	37,958
Cost of product sales	14,677	14,641	13,578	13,293	10,869
Gross profit	27,187	35,359	30,426	30,425	27,089
Selling, general and administrative	12,845	10,448	6,872	6,300	6,000
Research and development	6,538	2,671	2,108	709	448
Operating profit	7,804	22,240	21,446	23,416	20,641
Other income	897	1,408	7,253	1,273	1,262
Net earnings before income taxes	8,701	23,648	28,699	24,689	21,903
Income tax expense	3,145	8,514	10,019	8,677	7,880
Net earnings	$ 5,556	$15,134	$18,680	$16,012	$14,023
Earnings per common share
Basic	$ 0.19	$ 0.51	$ 0.63	$ 0.54	$ 0.48
Diluted	$ 0.19	$ 0.50	$ 0.62	$ 0.53	$ 0.46
Weighted average common shares
Basic	23,746	29,627	29,534	29,478	29,259
Diluted	29,994	30,029	29,962	29,960	30,315

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands)
Balance Sheet Data:

Cash and short-term investments	$56,344	$45,373	$29,722	$18,765	$19,542
Marketable securities	11,977	10,852	15,459	15,137	6,830
Property, plant and equipment, net	74,850	76,830	75,632	64,081	53,258
Total assets	151,395	144,007	130,700	108,043	88,273
Long-term debt, including current installments	3,458	-	-	-	-
Shareholders’ equity	$142,090	$136,007	$120,163	$101,077	$ 84,385

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Theragenics Corporation® is the manufacturer of TheraSeed®, a rice-sized, FDA-cleared device used primarily in treating localized prostate cancer with a one-time, minimally invasive procedure. Theragenics™ is the world’s leading producer of Palladium-103 (Pd-103), the radioactive isotope that supplies the therapeutic radiation for its TheraSeed® implant. Physicians, hospitals and other healthcare providers, primarily located in the United States, utilize the TheraSeed® product. TheraSeed® has also been approved for marketing throughout the member countries of the European Union by obtaining its CE Mark. Sales of TheraSeed® in Europe have not been significant.

        From May 1997 until August 2000, substantially all TheraSeed® implants for the treatment of prostate cancer were sold through an exclusive distributor. All contractual obligations in the agreement were terminated upon notice received in August 2000, ending Theragenics’™ reliance on an exclusive distributor. The contract was subsequently terminated in January 2001. The Company currently sells its TheraSeed® implants directly to physicians and non-exclusive third-party distributors.

        The Company has an active and ongoing program targeted at diversifying its future revenue stream. As part of this program the Company constructed a facility in the Oak Ridge, Tennessee area to house the equipment, infrastructure and work force necessary to support the production of isotopes, including Pd-103, using unique plasma separation process (PSP) technology being leased from the U.S. Department of Energy. PSP technology is a method of separating relatively large quantities of a specific isotope from a specific element. In the past this technology had demonstrated the ability to produce material for the U.S. Government to support nuclear power generation. In July 2002 Theragenics™ signed an agreement with an international nuclear services company to produce test quantities of certain gadolinium isotopes for purchase by such company. The gadolinium that will be produced for the international nuclear services company will be used for a non-medical application. The Company believes that the PSP technology enables current and future feasibility runs designed to validate isotope usage in various markets and industries in addition to possibly increasing the Company’s manufacturing capacity and allowing for expanded use of Pd-103 in other applications. Costs associated with the Oak Ridge facility and PSP project were capitalized for a portion of 2002. However, the results for 2003 may reflect a decline in margins as expenses related to the Oak Ridge facility and equipment are recognized for the full year.

        Research and development (R&D) initiatives are also underway to support the Company’s diversification program. Following the approval of the Investigational Device Exemption granted by the U. S. Food and Drug Administration in August 2002 to initiate the TheraP clinical trial, Theragenics™ began a clinical trial using a patented palladium-103 device early in 2003. The Company’s device, called the TheraSource™ Intravascular Brachytherapy System, is designed to prevent restenosis or renarrowing of arteries following treatment of peripheral vascular disease by percutaneous transluminal angioplasty. The trial was initiated at the Fuqua Heart Center of Atlanta at Piedmont Hospital. A total of 30 patients in up to three centers will be enrolled to study the safety and feasibility of the system. Additionally, an animal pilot study using Pd-103 in a prototype device designed for the treatment of age-related macular degeneration, a disease that leads to loss of eyesight and in some cases complete blindness, was completed early in 2002. Theragenics™ will continue these efforts and may incur research and development expenditures based on these opportunities.

        The Company is also searching for, reviewing and evaluating external opportunities for diversification such as joint ventures, partnerships, and/or additional acquisitions of technologies, products or companies.

RESULTS OF OPERATIONS

Year Ended December 31, 2002, Compared to Year Ended December 31, 2001

        Revenues were $41.9 million in 2002 compared to $50.0 million in 2001, a decrease of $8.1 million, or 16.3%. During 2002, unit sales of the TheraSeed® product decreased approximately 13%, while unit sales directly to customers decreased to 13% of total unit sales in 2002 from approximately 26% in 2001. The average selling price of TheraSeed® decreased from 2001 to 2002, which contributing to the overall decrease in revenues because direct-to-consumer sales are made at higher prices than sales to third-party.

        The Company believes that the decrease in unit sales throughout the year was a combination of several factors including disappointing sales by the Company’s non-exclusive distribution partners and uncertainty related to proposed rules for 2003 Medicare reimbursement (see “Medicare Developments” below). The change in the distribution mix, which led to a decrease in the average selling price, was a result of several factors beginning with the termination of the distribution agreement with Indigo Medical Inc. (Indigo), a Johnson and Johnson Company, in January 2001. After the termination of the agreement, Theragenics™ increased its number of direct sales and sales through other non-exclusive distributors. However, Theragenics™ sold to a significant number of former Indigo customers while publicly stating that it expected its share of direct TheraSeed® device sales to decline as its other non-exclusive distributors began to market aggressively to the former Indigo customers. The percentage of direct-to-customer sales for Theragenics™ declined from 2001 as the non-exclusive distributors began aggressively marketing to former Indigo customers.

        Early in 2003, Theragenics™ was notified by one of its non-exclusive distributors of its intent to terminate the distribution agreement with Theragenics™ upon completion of an impending acquisition by another Theragenics™ non-exclusive distributor of TheraSeed®. The acquiring distributor represented approximately 37% of total revenue during 2002 while the acquiree respresented approximately 16% during the same period. Although the Company believes that the acquiring distributor is capable of assuming customers and sales from the acquiree, there is no guarantee that this will occur. It is difficult to determine at the present time the impact the consolidation will have on future sales of TheraSeed®.

        The Company’s licensing fees revenue represents licensing payments received for the Company’s TheraSphere® technology. Such licensing fees are not expected to become material in the foreseeable future.

        At any point in time, Theragenics™ and/or its non-exclusive distributors may change their respective pricing policies for TheraSeed® in order to take advantage of market opportunities or respond to competitive situations. Responding to market opportunities and competitive situations could have an adverse effect on the prices of TheraSeed® and could have a favorable effect or prevent an unfavorable effect on market share and volumes. Failure to respond to market opportunities and competitive situations in order to maintain per unit pricing could adversely affect current or potential market share and volumes and/or result in a decrease in margins.

        Cost of sales was $14.7 million during 2002 compared to $14.6 million in 2001. Gross profit was 64.9% of revenue in 2002 , compared to 70.7% in 2001. The increase in cost of sales as a percentage of sales in 2002 over 2001 was largely due to the considerable fixed cost component of Theragenics’™ operations, partially offset by the transfer of material and resources to support research and development initiatives. In addition, approximately $2.0 million of operating expenses related to the PSP facility were recognized as cost of sales during the second half of 2002, as the facility became operational, including depreciation of approximately $500,000.

        Selling, general and administrative (SG&A) expenses were $12.8 million in 2002, compared to $10.4 million in 2001, an increase of $2.4 million, or 22.9%. This increase was primarily due to an increase in general advertising of approximately $2.5 million in 2002 compared to 2001. Additionally, Theragenics™ incurred higher expenses from increased premiums related to insurance coverage, primarily for directors and officers liability insurance when policies were renewed late in 2002. These increases were partially offset a decrease in consulting costs compared to 2001.

        In 2002 the Company engaged marketing and advertising specialists with experience in health care and direct-to-consumer marketing, and expects direct-to-consumer advertising activity to continue at the same rate in 2003. The Company also expects to continue other activities in an attempt to support its brand-name and increase demand for TheraSeed® implants, including advertising to physicians, clinical studies aimed at showing the advantages of TheraSeed® implants in the treatment of prostate cancer, technical field support to TheraSeed® customers, and other customer service and patient information activities. During 2002 a small direct sales force comprising brachytherapy specialists was formed to promote and support the TheraSeed® brand. Also, Theragenics™ made substantial expenditures in 2002 to advocate appropriate reimbursement for brachytherapy. These efforts will continue in 2003 (see “Medicare Developments” below).

        R&D expenses increased to $6.5 million, or 15.6% of revenue in 2002, from $2.7 million, or 5.3% of revenue in 2001. The Company’s research and development initiatives are intended to expand the application of Pd-103 to other oncological and non-oncological uses, and to explore options for using the Company’s expertise and capabilities in other areas. The Company’s R&D initiatives in 2002 and 2001 were related primarily to restenosis studies and age-related macular degeneration. During 2002 Theragenics™ was granted an Investigational Device Exemption from the U.S. Food and Drug Administration to initiate its TheraP (TheraSource™ Pd-103 for the prevention of restenosis) clinical trial. The Company began the TheraP trial, a human clinical feasibility study related to restenosis in peripheral vessels, in early 2003 (see the “Overview” above).

        Also, early in 2002, the Company completed an animal pilot study using Pd-103 in a prototype device for treatment of the wet form of age-related macular degeneration and is investigating requirements necessary to proceed toward the implementation of human clinical trials. The results of the animal pilot study were favorable and in line with expectations. Management plans to continue to increase efforts in R&D as its initiatives to diversify move forward, and expects R&D expenditures to increase proportionately. However, R&D spending is dependent on the complex scheduling of R&D activities in progress as well as the pursuit of other appropriate opportunities as they arise. Accordingly, R&D expenses may fluctuate significantly from period to period.

        Other income, primarily comprising interest income, was $0.9 million in 2002 compared to $1.4 million in 2001. The Company’s investments consist primarily of short-term cash investments and high-credit quality municipal obligations, in accordance with the Company’s investment policies. While additional funds were available for investment during 2002, the interest rate environment during 2002 reduced the effective returns on a significant portion of the Company’s investments. Funds available for investment have been and will continue to be utilized for the Company’s current and future expansion programs and R&D activities, and may be used for the acquisition of technologies, products or companies consistent with the goals of Theragenics™. As funds continue to be used for these programs and activities, and as interest rates continue to change, Management expects other income to fluctuate accordingly.

        The Company’s effective income tax rate was approximately 36% for both 2002 and 2001. The Company’s income tax rate in each period was lower than statutory rates primarily due to the recognition of tax credits generated by the Company’s investments in its expansion projects, research activities, and tax-exempt interest income.

Year Ended December 31, 2001, Compared to Year Ended December 31, 2000

        Revenues were $50.0 million in 2001 compared to $44.0 million in 2000, an increase of $6.0 million, or 13.6%. During 2001, Theragenics™ sold approximately 26% of unit sales directly to customers. In comparison, Theragenics™ sold almost all of its unit sales to third-party distributors in 2000. Because direct-to-customer sales are made at higher prices than sales to third-party distributors, the average selling price of TheraSeed® increased from 2000 to 2001. Even though units sold during 2001 decreased 2.5% from 2000, the higher average selling price caused year-over-year revenue to increase.

        From May 1997 to August 2000 the Company was a party to a Sales and Marketing Agreement with Indigo Medical, Inc., a Johnson & Johnson company, (the “Indigo Agreement” and “Indigo,” respectively) that granted Indigo exclusive worldwide marketing rights to TheraSeed® for the treatment of prostate cancer. In July 2000 the Company billed Indigo $5.4 million for shortfalls in its purchase minimum requirements, and Indigo gave notice of its intention to terminate the agreement. Subsequently, the Indigo Agreement was terminated effective January 5, 2001. After the termination of the Indigo Agreement, several customers that had been purchasing from Indigo began to purchase directly from Theragenics™, while many other former Indigo customers purchased TheraSeed® from Theragenics’™ non-exclusive distributors. As management anticipated, the non-exclusive distributors continued to aggressively market to the former Indigo customers and the percentage of direct sales of TheraSeed® units, and accordingly, its average revenue per TheraSeed® unit, began to decline.

        The Company’s licensing fees revenue represents licensing payments received for the Company’s TheraSphere® technology.

        Gross profit increased to 70.7% of revenue in 2001, compared to 69.1% in 2000. However, cost of sales increased from $13.6 million in 2000 to $14.6 during 2001. The increase in cost of sales in 2001 over 2000 was due to the increase in depreciation and operating costs related to the additional cyclotrons put in operation in 2001. Salary and related expenses, due to an increase in headcount and employee mix more heavily weighted toward higher technical expertise, also contributed to the increase in cost of sales during 2001.

        Selling, general and administrative (SG&A) expenses were $10.4 million in 2001, compared to $6.9 million in 2000, an increase of $3.5 million, or 50.7%. This increase was primarily due to an increase in advertising, marketing, customer service and cancer information expenses. Prior to September 2000, these expenses were supported by Indigo under the terms of the Indigo Agreement. Additionally, the allowance for doubtful accounts receivable, compensation and benefits, and start up expenses associated with the Company’s Plasma Separation Process Project (the PSP project), contributed to the increases during the 2001 period.

        R&D expenses increased to $2.7 million, or 5.4% of revenue in 2001, from $2.1 million, or 4.8% of revenue in 2000. The Company’s R&D initiatives in 2001 and 2000 related primarily to restenosis studies carried out by the American Cardiovascular Research Institute, and development efforts to improve the Company’s proprietary production processes. Other R&D efforts included the use of Pd-103 in treating the wet form of age-related macular degeneration.

        Other income (exclusive of the $5.4 million received from Indigo, referred to above), primarily comprising interest income, was $1.4 million in 2001 compared to $1.8 million in 2000. The Company’s investments consisted primarily of short-term cash investments and high-credit quality municipal obligations, in accordance with the Company’s investment policies. While additional funds were available for investment during 2001, the interest rate environment during 2001 reduced the effective returns on a significant portion of the Company’s investments.

        The Company recognized $5.4 million of other income in 2000 related to purchase minimum shortfalls under the Indigo Agreement. This increased net earnings during 2000 by $3.5 million, or $0.12 per diluted share.

        The Company’s effective income tax rate was approximately 36% and 35% for 2001 and 2000, respectively. The increase was a result of a reduction in tax credits generated by the Company’s investments in its expansion projects and research activities during 2001. The Company’s income tax rate in each period is lower than the statutory rates primarily due to the recognition of tax credits generated by the Company’s investments in its expansion projects and research activities, and tax-exempt interest income.

Subsequent Event — Acquisition

        Subsequent to the 2002 year-end the Company diversified its product line with the purchase of the U.S. Iodine-125 (1-125) prostate brachytherapy business of BEBIG Isotopen-und Medizintechnik GmbH (BEBIG), formerly distributed by IPL (Isotope Products Laboratories), both subsidiaries of a publicly traded German company, Eckert & Ziegler AG. The purchase gives Theragenics™ exclusive U.S. manufacturing and distribution rights to the iodine-based medical device used in the treatment of prostate cancer. The Company also procured an automated production line that is expected to become operational in 2004. Non-exclusive rights to distribute TheraSeed® in Europe were granted to BEBIG as part of the transaction. The Company believes that the ability to provide both palladium and iodine isotopes will provide access to customers and markets not otherwise accessible with either palladium or iodine alone. The product line and equipment purchase will not affect the Company’s existing non-exclusive distribution agreements for TheraSeed®. The agreement is not expected to have a significant impact on revenues or net income during 2003.

CRITICAL ACCOUNTING POLICIES

        The financial statements of Theragenics Corporation® are prepared in conformity with accounting principles generally accepted in the United States of America. Management is required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

        Allowance for doubtful accounts. Management judgments and estimates are made and used in connection with establishing an allowance for the possibility that portions of our accounts receivables balances may become uncollectible. Accounts receivable are reduced by this allowance. Specifically, management analyzes accounts receivable in relation to current economic trends and changes in our customer payment history in establishing this allowance. The accounts receivable balance, net of the provision for this trade accounts receivables allowance of $147,000, was approximately $4.8 million as of December 31, 2002.

        Property, Plant and Equipment. Property, plant and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of such assets. The Company’s estimates can result in differences from the actual useful lives of certain assets. We currently own and operate 14 cyclotrons, the first of which entered service in 1993. Each of the Company’s cyclotrons is depreciated using an estimated 10-year life. The cyclotrons incorporate a number of proprietary design modifications that render the cyclotrons unique to commercial applications. Management’s estimate of the useful life of these cyclotrons is based on the Company’s experience to date with these cyclotrons. Based on experience gained relative to the operation, repair, refurbishment, and maintenance of the cyclotrons, Management believes there is a substantive basis for the current depreciable lives of the cyclotrons.

        The DOE has granted Theragenics™ access to unique DOE technology, known as the PSP, for use in production of isotopes, including Pd-103 (see “Overview” above). The PSP equipment was placed in service during the second half of 2002 and is depreciated using an estimated 15-year life. The PSP equipment utilizes specialized, unique technology. Management will continue to periodically examine estimates used for depreciation for reasonableness in relation to the cyclotrons and PSP equipment. If the Company determines that the useful life of property, plant or equipment should be shortened or lengthened, depreciation expense would be adjusted accordingly for the remaining useful life (lives) of the identified asset(s).

        Recently Issued Accounting Standard. Theragenics™ has identified retirement obligations associated with the decommissioning of its cyclotrons and related facilities. Management expects the adoption of SFAS No. 143 (see “Notes to the Financial Statements”) in 2003 will result in an increase to its liabilities of approximately $735,000, and a cumulative expense of approximately $338,000 before income taxes, and $213,000 after income taxes. Annual amortization of the increased asset costs and accretion expense charged to operations is expected to be approximately $70,000 before income taxes and approximately $45,000 after income taxes.

        Management is required to use estimates in determining the potential impact of SFAS No.143 on its financial statements. Factors including the regulatory environment, inflation, alternative uses of the cyclotrons, and new or alternative technologies, among other things, used in determining these estimates may change over time. Therefore, changes in these factors will require the Company to reexamine and adjust its anticipated effect of asset retirement obligations accordingly. The Company will implement SFAS No. 143 in 2003.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had cash, short-term investments and marketable securities of $68.3 million at December 31, 2002, compared to $56.2 million at December 31, 2001. Marketable securities consist primarily of high-credit quality municipal obligations, in accordance with the Company’s investment policies. The increase in cash, short-term investments and marketable securities was a result of cash generated by operations, partially offset by capital expenditures. Working capital was $74.7 million at December 31, 2002, compared to $65.3 million at December 31, 2001. The Company also has an Unsecured Credit Agreement with a financial institution that provides for maximum borrowings of $40.0 million under two lines of credit, and an additional uncommitted $10.0 million line of credit. The Unsecured Credit Agreement expires in August 2003. Letters of credit totaling approximately $933,000 were outstanding under the terms of the Unsecured Credit Agreement at December 31, 2002. No other borrowings were outstanding under the Unsecured Credit Agreement as of December 31, 2002 and March 31, 2003. Cash generated by operations was approximately $15.3 million and $18.0 million in 2002 and 2001, respectively. Cash generated from operations consists of net earnings plus non-cash expenses such as depreciation, amortization and deferred income tax expense and changes in balance sheet items such as accounts receivable, inventories and payables. As a result of the direct to customer sales and non-exclusive distribution agreements, approximately $3.1 million more of 2001 income was in the form of accounts receivable rather than cash, as the Company’s accounts receivable base changed as a result of its direct to customer sales and non-exclusive distribution agreements. Depreciation and amortization increased to $6.3 million in 2002 from $5.7 million in 2001 as a result of the Oak Ridge facility and PSP equipment that was placed in service during the second half of 2002. These primary sources of cash from operations and non-cash expenses were partially offset by a decrease in net income in 2002 compared to 2001.

        The Company’s primary use of cash in 2002 and 2001 related to capital spending to increase manufacturing capacity and support diversification efforts. Capital expenditures were $3.6 million and $7.4 million in 2002 and 2001, respectively. These expenditures related primarily to the Company’s PSP Project (see below). As part of the PSP Project, the Company has constructed a facility in Oak Ridge, Tennessee to house the equipment, infrastructure and work force intended to support the production of isotopes, including Pd-103, using PSP technology. Construction costs of approximately $27.0 million were incurred on the PSP Project through December 31, 2002. The project is substantially complete, becoming operational in the second half of 2002. No significant revenues were generated from the PSP Project in 2002.

        Early in 2003, Theragenics™ acquired the exclusive U.S. manufacturing and distribution rights to an iodine-based medical device for prostate cancer treatment (see “Subsequent Event — Acquisition” above). Theragenics™ has also agreed to acquire an automated production line that is expected to become operational in 2004. Progress payments will be made to BEBIG based upon completion of pre-defined milestones. Therefore, the timing of all payments and subsequent delivery and operation of the equipment may vary based on milestone completion.

        The Company expects that R&D spending will continue to increase (see “Results of Operations”, above) and/or additional funds may be used for the PSP Project in 2003. At this time, routine capital expenditures, and the purchase of the equipment and facility renovations related to the iodine line, are expected to reach approximately $12.0 million during 2003. Cash will also be used for increased marketing and TheraSeed® support activities.

        Cash provided by financing activities was $307,000 and $362,000 in 2002 and 2001, respectively, consisting of cash proceeds from the exercise of stock options and the Company’s Employee Stock Purchase Plan.

        The Company believes that current cash and investment balances, cash from future operations and credit facilities, will be sufficient to meet its currently anticipated working capital and capital expenditure requirements. In the event additional financing becomes necessary, management may choose to raise those funds through other means of financing as appropriate.

MEDICARE DEVELOPMENTS

        Previously, Theragenics’™ TheraSeed® device and other brachytherapy seeds fell within various “transitional pass-through codes,” which were separate from the procedure payment codes that comprise much of Medicare’s Outpatient Prospective Payment System (OPPS). On April 1, 2002, The Centers for Medicare and Medicaid Services (CMS) implemented changes in hospital payments for brachytherapy and other services provided under Medicare’s OPPS for the remainder of 2002. Through December 31, 2002, CMS bundled a portion of pass-through reimbursement for all brachytherapy seeds and other devices with the associated procedure codes, thereby effectively sheltering seeds from “pro rata reductions” that would otherwise have applied under current Medicare Law. To the extent that these pass-through device costs exceeded the bundled amount, the remaining cost was subject to a 63.6% pro-rated reduction in reimbursement.

        On November 1, 2002, CMS issued its rule for 2003 Medicare OPPS reimbursement. Under the new rule, CMS bundled the costs of the brachytherapy procedure, as well as the costs for catheters, needles and all seeds, into two new codes for prostate brachytherapy (one for palladium-103 and one for iodine-125). By creating two codes and setting separate reimbursement amounts in the final rule for palladium-103 seed brachytherapy (including the TheraSeed® device) and iodine-125 seed brachytherapy, CMS made an important, positive change for our TheraSeed® device product compared to its initial proposal published on August 9, 2002. Specifically, the per patient amount under the final rule for palladium-103 prostate brachytherapy exceeds the original payment amount proposed in August 2002 for both palladium-103 and iodine 125. The 2003 per patient amount for palladium-103 prostate brachytherapy also exceeds the payment amount for iodine-125 prostate brachytherapy. To the extent that the brachytherapy costs exceed the bundled amount, the remaining cost may no longer be submitted for reimbursement.

        While Medicare reimbursement for brachytherapy continues to create uncertainty for hospitals and doctors, at this time, Management is unable to predict the impact of the final rules on future sales. However, Management will be closely monitoring any effects of the new reimbursement structure on the brachytherapy market as it continues to evaluate pricing, marketing and distribution strategies.

Theragenics™ has been pursuing, and will continue to pursue avenues to attempt to address the reimbursement structure set forth by CMS. Theragenics™ is continuing its efforts to assist policymakers in formulating and revising Medicare policies to recognize the unique aspects of classification and reimbursement that apply to the TheraSeed® device and recognize its superior characteristics compared to other avenues of treatment. These efforts include working with policymakers to implement legislation which would create more favorable reimbursement for brachytherapy devices. Also, in 2002 the Company engaged a consulting firm specializing in reimbursement practices to help communicate brachytherapy reimbursement guidelines to customers.

Forward Looking and Cautionary Statements

        This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding sales, marketing and distribution efforts, third-party reimbursement, CMS policy, sales mix, effectiveness of non-exclusive distribution agreements, pricing for TheraSeed® device, future cost of sales, R&D efforts and expenses, inventory investment, SG&A expenses, other income, timing and ultimate outcome of the Company’s activities in restenosis, macular degeneration and other diversification efforts, potential new products and opportunities, the PSP project, the development of new markets and technologies, the capabilities of the PSP to produce enriched isotopes, opportunities for isotopes produced by Theragenics™, the identification and development of new markets and applications for isotopes, Theragenics’™ plans and strategies for diversification, and the sufficiency of the Company’s liquidity and capital resources. From time to time, the Company may also make other forward-looking statements relating to such matters as well as statements relating to anticipated financial performance, business prospects, technological developments, other research and development activities and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with research and development activities, including animal studies and clinical trials related to new products, risks associated with new product development cycles, effectiveness and execution of marketing and sales programs of Theragenics and its non-exclusive distributors, potential costs and delays in capacity expansion and start-up, (especially as it relates to the PSP project and the Iodine line and automated equipment purchase from BEBIG), the actual start-up for the PSP project, the actual installation of the automated equipment for the Iodine line, the iodine product line, potential changes in product pricing and competitive conditions, continued acceptance of TheraSeed® or the I-125 device by the market, management of growth, acceptance and efficacy of Pd-103 for other applications, adverse changes in governmental program priorities and budgetary funding by the relevant governmental authorities, government regulation of the therapeutic radiological pharmaceutical and device business, potential changes in third-party reimbursement, risks associated with market development activities, inability of the PSP to produce isotopes suited for a particular application, potential inability to produce selected isotopes at costs competitive to other options, risks associated with governmental regulations and related export controls and security requirements for PSP products. At any point in time, Theragenics™ and/or its non-exclusive distributors may change their respective pricing policies for the TheraSeed® or I-125 (in the case of Theragenics™) device in order to take advantage of market opportunities or respond to competitive situations. Responding to market opportunities and competitive situations could have an adverse effect on the prices of the TheraSeed® device and could have a favorable effect or prevent an unfavorable effect on market share and volumes. Conversely, the Company and its non-exclusive distributors could individually and independently decide to maintain per unit pricing under certain competitive situations that could adversely affect current or potential market share and volumes. All forward looking statements and cautionary statements included in this document are made as of the date hereby based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward looking statement or cautionary statement.

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

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr
(Amounts in thousands, except per share data)
Total revenues	$11,633	$11,062	$9,828	$9,341	$13,567	$13,121	$11,892	$11,420
Cost of product sales	3,655	3,680	3,261	4,081	3,903	3,731	3,597	3,410
Gross profit	7,978	7,382	6,567	5,260	9,664	9,390	8,295	8,010
Selling, general and
administrative	3,092	3,568	2,952	3,233	2,586	2,487	2,678	2,697
Research and development	933	1,252	2,434	1,919	822	723	506	620
Other income	211	244	229	213	474	389	330	215
Net earnings before income
taxes	4,164	2,806	1,410	321	6,730	6,569	5,441	4,908
Income tax expense	1,537	983	526	99	2,375	2,356	2,009	1,774
Net earnings	$2,627	$1,823	$884	$222	$4,355	$4,213	$3,432	$3,134
Earnings per common share:
Basic	$0.09	$0.06	$0.03	$0.01	$0.15	$0.14	$0.12	$0.11
Diluted	$0.09	$0.06	$0.03	$0.01	$0.15	$0.14	$0.11	$0.10
Weighted average shares outstanding:
Basic:	29,715	29,753	29,755	29,759	29,583	29,611	29,646	29,666
Diluted	30,097	30,069	29,945	29,906	29,879	30,033	30,185	30,112

Inflation

        Management does not believe that the relatively moderate levels of inflation which have been experienced in the United States in recent years have had a significant effect on the Company’s net sales or profitability.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The Company’s market risk exposure related to market risk sensitive financial instruments is not material. As of December 31, 2002, there were no outstanding borrowings under the Company’s Unsecured Credit Agreement.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements (Page 35) and following pages.

Item 9. Changes in and Disagreements on Accounting and Financial Disclosure

        Not Applicable

PART III

Item 10. Directors and Officers of Registrant*

Item 11. Executive Compensation*

Item 12. Security Ownership of Certain Beneficial Owners and Management*

Item 13. Certain Relationships and Related Transactions*

Item 14. Controls and Procedures

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

*  The information called for by Items 10, 11, 12 and 13 is omitted from this Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company not later than 120 days after December 31, 2002, the close of its fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

            a) The following documents are filed as part of this Report.

            1. Financial Statements

               See index to financial statements on page 35

            2. Financial Schedules

               See the index to financial schedules on page 35

            3. Exhibits

3.1	Certificate of Incorporation as amended through July 29, 1998, (incorporated by reference to Exhibit 3.1 of the Company’s report on Form 10-Q for the quarterly period ended June 30, 1998)
3.2	By-Laws, (incorporated by reference to Exhibit 3.4 of the Company's registration statement on Form S-1, File No. 33-7097, and post-effective amendments thereto)
4.1	See Exhibits 3.1 — 3.2 for provisions in the Company’s Certificate of Incorporation and By-Laws defining the rights of holders of the Company’s Common Stock.
10.1	License Agreement with University of Missouri, as amended, (incorporated by reference to Exhibit 10.3 of the Company’s registration statement on Form S-1, File No. 33-7097, and post-effective amendments thereto)
10.2	Reassignment and Release Agreement among the Company, John L. Russell, Jr., and Georgia Tech Research Institute, (incorporated by reference to Exhibit 10.8 of the Company's registration statement on Form S-1, File No. 33-7097, and post-effective amendments thereto)
10.3	1986 Incentive and Non-Incentive Stock Option Plan*, (incorporated by reference to Exhibit 10.11 of the Company’s registration statement on Form S-1, File No. 33-7097, and post-effective amendments thereto)
10.4	1990 Incentive and Non-Incentive Stock Option Plan*, (incorporated by reference to Exhibit 10.10 of the Company’s report on Form 10-K for the year ended December 31, 1990)
10.5	Agreement with Nordion International Inc., (incorporated by reference to the Company’s report on Form 8-K dated March 23, 1995)
10.6	Rights Agreement dated as of February 17, 1997 between the Company and SunTrust Bank, Atlanta, (incorporated by reference to Exhibit 99.1 of the Company’s registration statement on Form 8-A filed February 27, 1997)
10.7	Theragenics Corporation 1995 Stock Option Plan*, (incorporated by reference to Exhibit 10.1 of the Company’s common stock registration statement on Form S-8, file no.333-15313)
10.8	1997 Stock Incentive Plan, (incorporated by reference to appendix B of the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders filed on Schedule 14A)*
10.9	Marketing and Sales Agreement by and between the Company and Indigo Medical, Inc. dated May 30, 1997 (incorporated by reference to Exhibit 10 of the Company’s report on Form 10-Q for the quarterly period ended September 30, 1997)
10.10	Theragenics Corporation® Employee Stock Purchase Plan*, (incorporated by reference to appendix A of the Company’s Proxy Statement for its 1998 Annual Meeting of Stockholders filed on Schedule 14A)
10.11	Employment agreement of Bruce W. Smith*, (incorporated by reference to Exhibit 10.22 of the Company's report on Form 10-K for the year ended December 31, 1998)
10.12	Sublease dated March 25, 1999 between Theragenics Corporation® and Community Reuse Organization of East Tennessee, (incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the quarterly period ended March 31, 1999)
10.13	Work for Others Agreement dated March 25, 1999 between Theragenics Corporation® and Lockheed Martin Energy Research Corporation, (incorporated by reference to Exhibit 10.2 of the Company’s report on Form 10-Q for the quarterly period ended March 31, 1999)
10.14	Credit Agreement between Theragenics Corporation® and Wachovia Bank, National Association, (incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the quarterly period ended September 30, 1999)
10.15	Theragenics Corporation® 2000 Stock Incentive Plan* (incorporated by reference to Exhibit 10.16 of the Company’s report on Form 10-K for the year ended December 31, 1999)
10.16	Employment Agreement of M. Christine Jacobs* (incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the quarterly period ended March 31, 2000)
10.17	Employment Agreement of James A. MacLennan* (incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the quarterly period ended September 30, 2002)
10.18	Amendment to Executive Employment Agreement for Bruce W. Smith*
10.19	Second Amendment to Executive Employment Agreement for Bruce W. Smith*
10.20	Third Amendment to Executive Employment Agreement for Bruce W. Smith*
24.1	Consent of Independent Public Accountants for Incorporation by Reference Audit Report into Registration Statements
27.1	Financial Data Schedule for the years ended December 31, 2000 and 1999 (for SEC use only)
99.1	Certification of Chief Executive Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: March 31, 2003 Buford,
Georgia

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ M. Christine Jacobs	Chief Executive Officer	3/31/03
M. Christine Jacobs	(Principal Executive Officer);
Director, Chairman

/s/ James A. MacLennan	Chief Financial Officer (Principal Financial	3/31/03
James A. MacLennan	and Accounting Officer) and Treasurer

/s/ Otis W. Brawley	Director	3/31/03
Otis W. Brawley

/s/ Orwin L. Carter	Director	3/31/03
Orwin L. Carter

/s/ Earnest W. Deavenport, Jr.	Director	3/31/03
Earnest W. Deavenport, Jr.

/s/ Patrick L. Flinn	Director	3/31/03
Patrick L. Flinn

/s/ John V. Herndon	Director	3/31/03
John V. Herndon

/s/ Philip A. Incarnati	Director	3/31/03
Philip A. Incarnati

/s/ Peter A.A. Saunders	Director	3/31/03
Peter A.A. Saunders

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, M. Christine Jacobs, President and Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Theragenics Corporation® (the “Registrant”);

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.

The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ M. Christine Jacobs
M. Christine Jacobs
Chief Executive Officer

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, James A. MacLennan, Chief Financial Officer, certify that:
1.	I have reviewed this annual report on Form 10-K of Theragenics Corporation® (the “Registrant”);

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.

The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

d)

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

e)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

f)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/James A. MacLennan
James A. MacLennan
Chief Financial Officer

Page
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENTS	36

FINANCIAL STATEMENTS

Balance Sheets - December 31, 2002 and 2001	38

Statements of Earnings for each of the three years in
the period ended December 31, 2002	39

Statements of Shareholders’ Equity for each of the three
years in the period ended December 31, 2002	41

Statements of Cash Flows for each of the three years
in the period ended December 31, 2002	43

NOTES TO FINANCIAL STATEMENTS	45

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE	62

Schedule II - Valuation and Qualifying Accounts for each
of the three years in the period ended December 31, 2002	63

Report of Independent Certified Public Accountants

Board of DirectorsTheragenics
Corporation®

        We have audited the balance sheets of Theragenics Corporation® (a Delaware corporation) as of December 31, 2002 and 2001, and the related statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Theragenics Corporation® as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

GRANT THORNTON LLP

Atlanta, Georgia
January 15, 2003

   Theragenics Corporation®

BALANCE SHEETS

   December 31,

   (Amounts in thousands)

   ASSETS

                                                                                      2002                2001
                                                                                  ---------------      ---------------

CURRENT ASSETS
 Cash and short-term investments                                                         56,344               45,373                                                                                              $
 Marketable securities                                                                   11,977               10,852
 Trade accounts receivable, less allowance of
     $147 in 2002 and $300 in 2001                                                        4,789                7,220
 Inventories                                                                              1,960                1,590
 Deferred income tax asset                                                                  630                  582
 Prepaid expenses and other current assets                                                1,408                1,289
                                                                                 ---------------      ---------------

           Total current assets                                                          77,108               66,906

PROPERTY, PLANT AND EQUIPMENT - AT COST
 Buildings and improvements                                                              42,279               26,567
 Machinery and equipment                                                                 54,578               45,904
 Office furniture and equipment                                                             754                  673
                                                                                 ---------------      ---------------
                                                                                         97,611               73,144
 Less accumulated depreciation                                                           27,717               21,479
                                                                                 ---------------      ---------------
                                                                                         69,894               51,665
 Land and improvements                                                                      822                  834
 Construction in progress                                                                 3,334               24,331
                                                                                 ---------------      ---------------

                                                                                         74,050               76,830

OTHER ASSETS                                                                                237                  271
                                                                                 ---------------      ---------------

           Total Assets                                                          $      151,395    $         144,007                                                                         $
                                                                                 ===============      ===============

 The accompanying notes are an integral part of theses statements

   Theragenics Corporation®

BALANCE SHEETS

   December 31,

   (Amounts in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

                                                                                        2002                2001
                                                                                  ---------------      ---------------
CURRENT LIABILITIES
 Accounts payable                                                                $        1,554       $          796                                                                                              $
 Accrued salaries, wages and payroll taxes                                                  489                  554
 Other current liabilities                                                                  341                  241
                                                                                 ---------------      ---------------
           Total current liabilities                                                      2,384                1,591

LONG TERM LIABILITIES
 Deferred income taxes                                                                    6,853                6,337
 Other liabilities                                                                           68                   72
                                                                                 ---------------      ---------------

            Total long term liabilities                                                   6,921                6,409

SHAREHOLDERS' EQUITY
 Common stock - authorized 100,000 shares of $.01     par
    value; issued and outstanding, 29,760 in 2002 and 29,690 in
    2001                                                                                    298                  297
 Additional paid-in capital                                                              61,197               60,714
 Retained earnings                                                                       80,552               74,996
 Accumulated other comprehensive income                                                      43
                                                                                 ---------------      ---------------

           Total shareholders' equity                                                   142,090              136,007
                                                                                 ---------------      ---------------

                                                                                 $      151,395    $         144,007                                                                         $
                                                                                 ===============      ===============

        The accompanying notes are an integral part of these statements

Theragenics Corporation®

STATEMENTS OF EARNINGS

Year ended December 31,

(Amounts in thousands, except per share data)

                                                                2002                   2001                 2000
                                                         -----------------      -----------------     ----------------
Revenue
Product sales                                         $             41,512   $            49,667     $        43,898
Licensing fees                                                         352                   333                 106
                                                         -----------------      -----------------     ----------------
                                                                    41,864                50,000              44,004
                                                         -----------------      -----------------     ----------------
Cost of sales                                                       14,677                14,641              13,578

          Gross profit                                              27,187                35,359              30,426

Operating expenses
Selling, general and administrative                                 12,845                10,448               6,872
Research and development                                             6,538                 2,671               2,108
                                                         -----------------      -----------------     ----------------
                                                                    19,383                13,119               8,980
                                                         -----------------      -----------------     ----------------
          Earnings from operations                                   7,804                22,240              21,446

Other income (expense)
Minimum income                                                                                                 5,444
Interest income                                                      1,067                 1,639               1,942
Interest and financing costs                                           (99)                 (168)               (133)
Other                                                                  (71)                  (63)
                                                         ------------------     -----------------     ----------------
                                                                       897                 1,408               7,253
                                                         -----------------      -----------------     ----------------
Net earnings before income taxes                                     8,701                23,648              28,699

          Income tax expense                                         3,145                 8,514              10,019

                                                         -----------------      -----------------     ----------------
Net earnings                                           $             5,556    $           15,134     $        18,680
                                                         =================      =================     ================

Net earnings per common share
Basic                                                 $               0.19     $            0.51     $          0.63
                                                         =================      =================     ================
Diluted                                               $               0.19     $            0.50     $          0.62
                                                         =================      =================     ================
Weighted average shares
Basic                                                               29,746                29,627              29,534
Diluted                                                             29,994                30,029              29,962

Comprehensive income (loss):
Net earnings                                          $              5,556     $          15,134     $        18,680
Other comprehensive income:
     Unrealized gain on securities                                      43
                                                         -----------------      -----------------     ----------------
Total comprehensive income                            $              5,599     $          15,134     $        18,680
                                                         =================      =================     ================

The accompanying notes are an integral part of theses statements.

Theragenics Corporation®

STATEMENTS OF SHAREHOLDERS’ EQUITY

        For the three years ended December 31, 2002

                                                                                                        Accumulated
                                                                 Common Stock      Additional               other
                                                            Number of   Par value   paid-in    Retained  comprehensive
                                                             Shares        $.01     capital    earnings    income        Total
                                                             -------------------  ----------  ---------- -------------  ------------
                                                             --------- ---------  ----------  ---------- -------------  ------------

Balance, December 31, 1999                                    29,514   $  295     $  59,600   $  41,182                 $    101,077

Exercise of stock options and warrants                            52        1            35                                       36

Common stock issued under employee stock purchase plan            13                     85                                       85

Stock-based compensation                                                                189                                      189

Income tax benefit from stock options and stock purchase plan                                        96                           96

Net earnings for the year                                                                        18,680                       18,680
                                                             --------- ---------  ----------  ---------- -------------  ------------
Balance, December 31, 2000                                     29,579  $  296     $  60,005  $   59,892                  $   120,163

Exercise of stock options                                          99       1           292                                      293

Common stock issued under employee stock purchase plan             12                    69                                       69

Stock-based compensation                                                                 12                                      123

The accompanying notes are an integral part of these statements.

   Theragenics Corporation®

   STATEMENTS OF SHAREHOLDERS’ EQUITY

        For the three years ended December 31, 2002

                                                                                                        Accumulated
                                                                 Common Stock      Additional               other
                                                            Number of   Par value   paid-in    Retained  comprehensive
                                                             Shares        $.01     capital    earnings    income        Total
                                                             -------------------  ----------  ---------- -------------  ------------
                                                             --------- ---------  ----------  ---------- -------------  ------------

Income tax benefit from stock options and stock
     purchase plan                                                225                                                           225

Net earnings for the year                                                                       15,134                        15,134
                                                            ---------- ---------  ----------  ---------- -------------  ------------

Balance, December 31, 2001                                     29,690  $  297     $   60,714  $ 74,996   $              $    136,007

Exercise of stock options                                          60       1            244                                     245

Employee stock purchase plan                                       10                     63                                      63

Stock-based compensation                                                                  67                                      67

Unrealized gain on securities available for sale                                                                43                43

Income tax effect from stock options and stock purchase plan                                       109                           109

Net earnings for the year                                                                        5,556                         5,556
                                                            ---------- ---------  ----------  ---------- -------------  ------------
Balance, December 31, 2002                                    29,760   $     298  $   61,197  $ 80,552   $      43      $    142,090
                                                            ========== =========  ==========  ========== =============  ============

Theragenics Corporation®

STATEMENTS OF CASH FLOWS

Year ended December 31,

                                                                                    2002              2001              2000
                                                                               ---------------   ---------------    --------------
Cash flows from operating activities:
  Net Earnings                                                               $          5,556  $         15,134   $      18,680
  Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation and amortization                                                         6,347             5,721           5,464
    Deferred income taxes                                                                 468               635           1,652
    Income tax benefit from stock options                                                 109               225              96
    Stock-based compensation                                                               67               123             189
    Deferred rent                                                                          (4)               (2)             (4)
    Provision for allowances                                                             (153)              527            (341)
    Loss on disposal of equipment                                                          16                52
  Changes in assets and liabilities:
   Accounts receivable                                                                  2,583              (523)            379
   Inventories                                                                           (370)             (514)            167
   Prepaid expenses and other current assets                                             (119)             (285)            (41)
   Other assets                                                                           (15)              (90)           (115)
   Trade accounts payable                                                                 758              (181)            194
   Accrued salaries, wages and payroll taxes                                             (212)               66             155
   Income taxes payable                                                                                  (2,866)          2,303
   Other current liabilities                                                              248               (60)           (165)
                                                                               ---------------   ----------------   ---------------

        Net cash provided by operating activities                                       15,279            17,962          28,613

Cash flows from investing activities:
  Purchases and construction of property and equipment                                 (3,565)           (7,354)        (17,334)
  Proceeds from disposal of plant and property                                             60
 Purchase of marketable securities                                                    (13,445)          (14,823)        (10,013)
  Maturities of marketable securities                                                  12,335            19,504           9,570
                                                                               ---------------   ---------------    -------------

    Net cash used by investing activities                                              (4,615)           (2,673)        (17,777)
                                                                               ---------------   ----------------   ---------------
Cash flows from financing activities:
   Proceeds from exercise of stock options and stock purchase plan                        307               362             121
                                                                               ---------------   ---------------    -------------

   Net cash provided by financing activities                                              307               362             121
                                                                               ---------------   ---------------    -------------

Theragenics Corporation®

STATEMENTS OF CASH FLOWS

Year ended December 31,

(Amounts in thousands)

                                                                                    2002              2001              2000
                                                                               ---------------    --------------    --------------

Net increase in cash and short-term investments                              $         10,971   $        15,651   $        10,957

Cash and short-term investments at beginning of year                         $         45,373   $        29,722   $        18,765
                                                                               ---------------    --------------    --------------
Cash and short-term investments at end of year                               $         56,344   $         45,373   $       29,722
                                                                               ===============    ==============    ==============

Supplementary Cash Flow Disclosure

     Interest paid, net of amounts capitalized                               $             99   $            168   $           133

     Income taxes paid                                                       $          2,661   $         10,971   $         6,158

The accompanying notes are an integral part of these statements.

Theragenics Corporation®

NOTES TO FINANCIAL STATEMENTS

December 31, 2002 and 2001

NOTE A — ORGANIZATION AND DESCRIPTION OF BUSINESS

Theragenics Corporation® (the “Company”) is the manufacturer of TheraSeed®, an implantable radiation device used primarily in the treatment of prostate cancer. TheraSeed® is a U.S. Food and Drug Administration (FDA) licensed device based on Palladium 103 (Pd-103), a radioactive isotope. Since August 10, 2000, the Company has sold its TheraSeed® implants directly to health care providers and to third party distributors. All TheraSeed® implants for the treatment of prostate cancer were sold through an exclusive distributor from May 1997 to August 10, 2000, when the exclusive distribution arrangement was terminated (see Note D). Physicians, hospitals and other healthcare providers, located primarily in the United States, utilize the TheraSeed® product.

The Company competes in a market characterized by rapid technological innovation, significant research efforts and continual scientific discoveries. This market is also subject to significant regulatory oversight at the federal, state and local levels. The regulatory bodies include, among others, the FDA, the Nuclear Regulatory Commission, various states’ agencies such as the Departments of Natural and Human Resources, and the Occupational Safety and Health Administration, as well as the European counterparts of these U.S. governmental units. The Company is therefore directly affected by changes in technology and products, as they may apply to cancer treatment, governmental regulations related to its industry and the well being of the healthcare industry.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

      1.Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP), management is required to make certain estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.

Theragenics Corporation®

NOTES TO FINANCIAL STATEMENTS — CONTINUED

December 31, 2002 and 2001

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

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

      4.Marketable Securities

Marketable securities consist primarily of high-credit quality municipal obligations in accordance with the Company’s investment policies. Marketable securities are classified as available for sale and are reported at fair value, based upon quoted market prices at the balance sheet date. The amortized cost of marketable securities approximated their fair value at both December 31, 2001 and 2000. The estimated fair value of marketable securities by contractual maturity at December 31, 2002, is as follows (amounts in thousands):

         Due in one year or less                            $4,403
         Due after one year through five years               7,574

      5.Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist primarily of spare parts, components and work in process.

      6.Property, Equipment, Depreciation and Amortization

Property and equipment are recorded at historical cost. Depreciation and amortization is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives on a straight-line basis. Depreciation and amortization expense related to property and equipment charged to operations was approximately $6,265,000 $5,748,000 and $5,296,000 for 2002, 2001 and 2000, respectively. Estimated service lives are 30 years for buildings and improvements, and 3 to 15 years for machinery, equipment and furniture.

Theragenics Corporation®

NOTES TO FINANCIAL STATEMENTS — CONTINUED

December 31, 2002 and 2001

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

      6.Property, Equipment, Depreciation and Amortization — Continued

A significant portion of the Company’s depreciable assets is utilized in the production of its product. Management periodically evaluates the realizability of its depreciable assets in light of its current industry environment. Management believes that no impairment of depreciable assets exists at December 31, 2002. It is possible, however, that management’s estimates concerning the realizability of the Company’s depreciable assets could change in the near term due to changes in the technological and regulatory environment.

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

      9.Advertising

The Company expenses the cost of advertising as incurred. Advertising expense was approximately $2,956,000 and $513,000 for the years ended December 31, 2002 and 2001, respectively. Advertising expense for the period ending December 31, 2000 was not significant.

      10. Earnings Per Share and Common Stock

Basic net earnings per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net earnings per common share is based upon the weighted average number of common shares outstanding plus dilutive potential common shares, including options and warrants outstanding during the period.

Theragenics Corporation®

NOTES TO FINANCIAL STATEMENTS — CONTINUED

December 31, 2002 and 2001

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

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

      12. Fair Value of Financial Instruments

The Company’s financial instruments include cash, cash equivalents and marketable securities. The carrying value of cash and cash equivalents approximates fair value due to the relatively short period to maturity of the instruments. Marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains or losses excluded from earnings and included in other comprehensive income, net of applicable taxes.

        Available–for-sale securities consist of:

                                                                           2002
 -------------------------------------------------- ------------------- ----------------- -----------------
                                                                             Gross           Estimated
                                                        Amortized          Unrealized           Fair
 (in thousands)                                            Cost              Gains             Value
 -------------------------------------------------- ------------------- ----------------- -----------------
 -------------------------------------------------- ------------------- ----------------- -----------------
 State and municipal securities                          $ 6,285              $ 19            $ 6,304
 U.S. government and agency securities                     5,336                24              5,360
 Corporate and other securities                              313                                  313
 -------------------------------------------------- ------------------- ----------------- -----------------
 -------------------------------------------------- ------------------- ----------------- -----------------
 Total                                                   $11,934              $ 43            $11,977
 -------------------------------------------------- ------------------- ----------------- -----------------

        The estimated fair value of marketable securities approximated their fair value at both December 31, 2001 and 2000.

NOTE C — CONSTRUCTION IN PROGRESS AND PURCHASE COMMITMENTS

The U.S. Department of Energy (DOE) has granted Theragenics™ access to unique DOE technology (plasma separation process or “PSP”) for use in production of isotopes, including Pd-103. The Company has constructed a facility in Oak Ridge, Tennessee to house the equipment, infrastructure and work force necessary to support the production of isotopes, including Pd-103, using this DOE technology. Construction costs of approximately $27.0 million have been incurred on the Oak Ridge facility and equipment through December 31, 2002. The building and the PSP became operational in

Theragenics Corporation®

NOTES TO FINANCIAL STATEMENTS — CONTINUED

December 31, 2002 and 2001

the latter half of 2002, and the Company began depreciating these assets at that time. Other equipment in the amount of $2.7 million related to the Oak Ridge facility is expected to become operational during 2003.

NOTE D – MARKETING AND SALES AGREEMENTS AND MAJOR CUSTOMERS

From May 1997 until August of 2000 substantially all TheraSeed® implants for the treatment of prostate cancer were sold through Indigo Medical, Inc. (Indigo) as an exclusive distributor under a Sales and Marketing Agreement between Theragenics™ and Indigo (the “Agreement”). In August 2000 the Company billed Indigo $5.4 million for shortfalls in its purchase minimum requirements under the Agreement, and Indigo gave notice of its intention to terminate the Agreement. The Company continued to sell TheraSeed® implants to Indigo on a non-exclusive basis from August 10, 2000 until January 5, 2001, when the Agreement was terminated. At year-end 2002 the Company had non-exclusive distribution agreements with four companies. Currently, however, in addition to direct-to customer sales, Theragenics™ has non-exclusive distribution agreements with three companies for the distribution of TheraSeed®. The five-year non-exclusive distribution agreements for the distribution of TheraSeed® give each distributor the right to distribute TheraSeed® in the U.S., Canada and Puerto Rico for the treatment of prostate cancer and other solid localized cancerous tumors. Two of these non-exclusive agreements give the distributors the option to distribute TheraSeed® internationally.

Sales to the four non-exclusive distributors represented approximately 83% and 66% of product revenue for the years ended December 31, 2002 and 2001, respectively, with sales to three of the four non-exclusive distributors each exceeding 10% of total revenue for each year. Accounts receivable from the four non-exclusive distributors represented approximately 78% of accounts receivable at December 31, 2002, with three of the four non-exclusive distributors exceeding 10% of total accounts receivable. Accounts receivable from the four non-exclusive distributors represented approximately 74% of accounts receivable at December 31, 2001, with each of the four non-exclusive distributors exceeding 10% of total accounts receivable.

As a result of the exclusive Sales and Marketing Agreement with Indigo, substantially all sales in the years ended December 31, 2000, were to Indigo. Additionally, approximately 87% of accounts receivable was due from Indigo at December 31, 2000.

Theragenics Corporation®

NOTES TO FINANCIAL STATEMENTS — CONTINUED

December 31, 2002 and 2001

The $5.4 million purchase minimum shortfall billing in August 2000, which was received from Indigo in the third quarter of 2000, added approximately $3.5 million or $0.12 per diluted share to net earnings for the year ended December 31, 2000.

NOTE E - INCOME TAXES

   The income tax provision consisted of the following (in thousands):
                                                                 2002                 2001           2000
                                                              -------------       -----------     ------------
                                                              -------------       -----------     ------------
Current
    Federal                                                      $ 2,442          $    7,305      $      7,798
    State                                                            235                 574              569
                                                              -------------       -----------     ------------
                                                              -------------       -----------     ------------
                                                                   2,677               7,879            8,367
                                                              -------------       -----------     ------------
                                                              -------------       -----------     ------------
Deferred
    Federal                                                          126                 583            1,513
    State                                                            342                  52              139
                                                              -------------       -----------     ------------
                                                              -------------       -----------     ------------
                                                                     468                 635            1,652
                                                              -------------       -----------     ------------
                                                              -------------       -----------     ------------

                                                                 $ 3,145          $    8,514      $    10,019

        The Company’s temporary differences result in a deferred income tax liability at December 31, 2002 and 2001, summarized as follows (in thousands):

                                                                                   December 31,
                                                                            2002                 2001
       Deferred tax assets:                                             ____________         _____________
         Non-deductible accruals and allowances                        $         327         $         335
         Inventories                                                                                   272
         Stock compensation                                                      303                   277

           Gross deferred tax assets                                             630                   884
       Deferred tax liabilities:
         Property and equipment                                               (6,853)               (6,639)
                                                                        ____________         ______________
           Net deferred tax liability                                  $      (6,223)        $      (5,755)

Theragenics Corporation®

NOTES TO FINANCIAL STATEMENTS — CONTINUED

December 31, 2002 and 2001

NOTE E - INCOME TAXES - Continued

   The net deferred tax liability is classified in the accompanying balance sheets as follows (in thousands):

                                                                                   December 31,
                                                                                2002                  2001
                                                                        _____________          ____________
       Current deferred tax asset                                      $         630            $      582
       Long-term deferred tax liability                                       (6,853)               (6,337)
                                                                        _____________          ____________
       Net deferred tax liability                                      $      (6,223)           $   (5,755)

        A reconciliation of the statutory federal income tax rate and the effective tax rate follows:

                                                                   2002            2001           2000
                                                                -------------- ---------------- -----------
 Tax at applicable federal rates                                    35.0%           35.0%         35.0%
 State tax, net of federal income tax                                2.0             2.1           2.1
 Investment credits                                                                 (0.8)         (0.7)
 Tax exempt interest                                                (1.5)           (0.5)         (1.6)
 Other                                                               0.6             0.2           0.1
                                                                -------------- ---------------- -----------
                                                                    36.1%           36.0%         34.9%
                                                                ============== ================ ===========

NOTE F — UNSECURED CREDIT AGREEMENT

The Company has an Unsecured Credit Agreement with a financial institution that expires in August 2003 and provides for borrowings of up to $40.0 million under two lines of credit. Interest on outstanding borrowings is payable monthly at the prime rate or a LIBOR based rate, at the option of the Company. The LIBOR based rate is equal to LIBOR plus a margin ranging from 0.7% to 1.55%, depending upon certain financial ratios of the Company. An additional uncommitted $10.0 million line of credit is also available under the Unsecured Credit Agreement, subject to the approval of the financial institution.

Provisions of the Unsecured Credit Agreement limit the incurrence of additional debt and require the maintenance of certain financial ratios, among other things. As of December 31, 2002, the Company was in compliance with the provisions of the Unsecured Credit Agreement and there were no outstanding borrowings.

Theragenics Corporation®

NOTES TO FINANCIAL STATEMENTS — CONTINUED

December 31, 2002 and 2001

NOTE F — UNSECURED CREDIT AGREEMENT — Continued

The Company has letters of credit outstanding under the Unsecured Credit Agreement for approximately $933,000. A significant portion of these letters of credit relates to potential future decommissioning activities. The letters of credit are subject to terms identical to those of borrowings under the Unsecured Credit Agreement.

NOTE G — COMMITMENTS AND CONTINGENCIES

      Licensing Agreement

The Company holds a worldwide exclusive license from the University of Missouri for the use of technology, patented by the University, used in the Company’s TheraSphere® product. The licensing agreement provides for the payment of royalties based on the level of sales and on lump sum payments received pursuant to a licensing agreement with Nordion International, Inc. (see below).

The Company has granted certain of its geographical rights under the licensing agreement with the University of Missouri to Nordion International, Inc., a Canadian company that is a producer, marketer and supplier of radioisotope products and related equipment. Under the Nordion agreement, the Company is entitled to licensing fees for each geographic area in which Nordion receives new drug approval. The Company will also be entitled to a percentage of future revenues earned by Nordion as royalties under the agreement. Royalties from this agreement are recorded as “Licensing fees” in the accompanying statements of earnings.

      Lease Commitments

The Company leases land, space and office equipment under noncancelable leases that expire at various dates through April 2029. Approximate minimum lease payments under the leases are as follows: 2003, $379,000; 2004, $198,000; 2005, $194,000; 2006, $154,000; 2007, $137,000; and $2,912,000 thereafter.

        Rent expense was approximately $345,000, $385,000 and $407,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Theragenics Corporation®

NOTES TO FINANCIAL STATEMENTS — CONTINUED

December 31, 2002 and 2001

      NOTE G — COMMITMENTS AND CONTINGENCIES — Continued

      Contingencies

In January 1999, the Company and certain of its officers and directors [Item 103 – include names of main parties to action] were named as defendants in certain securities actions alleging violations of the federal securities laws, including Sections 10(b), 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934, as amended. These actions have been consolidated into a single action pending in the U.S. District Court for the Northern District of Georgia. The complaint, as amended, purports to represent a class of investors who purchased or sold securities during the time period from January 29, 1998 to January 11, 1999. The amended complaint generally alleges that the defendants made certain misrepresentations and omissions in connection with the performance of the Company during the class period and seeks unspecified damages. On May 14, 1999 a stockholder of the Company filed a derivative complaint in the Delaware Court of Chancery purportedly on behalf of the Company, alleging that certain directors breached their fiduciary duties by engaging in the conduct that is alleged in the consolidated federal class action complaint. The derivative action has been stayed by the agreement of the parties. On July 19, 2000, the Court granted the Company’s motion to dismiss the consolidated federal class action complaint for failure to state a claim against the Company, and granted the plaintiffs leave to amend their complaint. On August 21, 2000, the plaintiffs filed a second amended complaint and on March 30, 2001, the Court denied the defendant’s motion to dismiss the plaintiffs’ second amended complaint. The Court also denied the Company’s motion for reconsideration. Subsequently, the court certified the class and the parties commenced discovery. Discovery in the case is now nearing completion. Management believes these charges are without merit and is opposing the litigation vigorously; however, given the nature and stage of the proceedings; the ultimate outcome of the litigation cannot be determined at this time. Accordingly, no provision for any liability that might result from this litigation has been made.

Theragenics Corporation®

NOTES TO FINANCIAL STATEMENTS — CONTINUED

December 31, 2002 and 2001

NOTE H — STOCK OPTIONS AND WARRANTS

      Stock Options

The Company’s Board of Directors has approved four stock option plans, which in aggregate cover up to five million shares of common stock. The plans provide for the expiration of options ten years from the date of grant and require the exercise price of the options granted to be at least equal to 100% of market value on the date granted. Stock options become exercisable over a two to five-year vesting period.

        Stock option transactions for each of the three years in the period ended December 31, 2002, are summarized below (shares in thousands):

                                                 2002                      2001                       2000
                                         ----------------------    ----------------------     ----------------------
                                         ---------- -----------    ---------- -----------     ---------- -----------
                                                     Weighted                  Weighted                  Weighted
                                                     average                   average                   average
                                                     exercise                  exercise                  exercise
                                          Shares      price         Shares      price          Shares      price
 Outstanding, beginning of year              2,324   $ 10.21         2,311     $ 10.00          2,291      $10.10
 Granted                                       514      5.83           112        7.96            176        7.66
 Exercised                                    (60)      4.10           (99)       2.98           (96)        2.69
 Forfeited                                                                                       (60)       18.50
                                         ----------                ----------                 ----------

 Outstanding, end of year                    2,778       $9.53         2,324   $ 10.21          2,311      $10.00
                                         ==========                ==========                 ==========

        The following table summarizes information about stock options outstanding at December 31, 2002 (shares in thousands):

                                          Options Outstanding                         Options Exercisable

                                              Weighted-
                                               average        Weighted-
                                              remaining        Average                         Weighted-Average
         Range of              Number        contractual       Exercise         Number             exercise
     exercise Prices         outstanding         life           Price        exercisable             price
     $ 1.63 - $ 5.40              736              5.9            2.00             357                 2.56
     $ 6.88 - $11.75            1,425              5.4            8.44           1,053                 8.49
     $16.56 - $26.63              617              5.2           18.90             597                18.96
                                -----             ----          ------          ------              -------
                                2,778              5.7          $ 9.53           2,007              $ 10.57

Theragenics Corporation®

NOTES TO FINANCIAL STATEMENTS — CONTINUED

December 31, 2002 and 2001

NOTE H — STOCK OPTIONS AND WARRANTS – Continued

      Stock Options — Continued

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

                                                                         2002            2001            2000
                                                                       ----------    ----------     ----------

Net earnings                                      As reported      $   5,556       $    15,134     $    18,680
                                                  Pro forma            4,455            13,749          16,612

Basic net earnings per common share               As reported      $    0.19       $      0.51     $      0.63
                                                  Pro forma             0.15              0.47            0.57

Diluted net earnings per common share             As reported      $    0.19       $      0.50     $      0.62
                                                  Pro forma             0.15              0.46            0.56
The weighted average fair value of the options granted during 2002, 2001, and 2000 was $3.55, $5.84 and $5.06, respectively. The fair values were estimated using the Black-Scholes options-pricing model with the following weighted average assumptions:

                                                                   2002             2001             2000
                                                                  ------           -----            -----
 Expected dividend yield                                           0.0%              0.0%             0.0%
 Expected stock price volatility                                  71.0%             79.8%            79.7%
 Risk-free interest rate                                           3.0%              5.3%             5.4%
 Expected life of option (years)                                    5.0              6.3              5.0

Theragenics Corporation®

NOTES TO FINANCIAL STATEMENTS — CONTINUED

December 31, 2002 and 2001

NOTE H — STOCK OPTIONS AND WARRANTS — Continued

      Stock Options Issued to Non-Employees

During 1998, the Company issued 100,000 stock options to an individual for medical and cancer consulting services. The Company is recording consulting expenses based on the estimated fair value of the options at the grant date over the consulting term of five years. Consulting expenses related to this agreement were approximately $67,000, $123,000 and $189,000 during 2002, 2001 and 2000, respectively.

NOTE I — EARNINGS PER SHARE

        Earnings per common share was computed as follows (in thousands, except per share data):

                                                                             Year ended December 31,
                                                                     2002               2001               2000
                                                                 --------------     --------------     --------------

Numerator for basic and diluted earnings
  Per share - income available common
  Shareholders                                               $           5,556  $          15,134  $          18,680

Denominator for basic earnings per share -                              29,746             29,627             29,534
  Adjusted weighted average shares
Effect of dilutive stock options and warrants                              248                402                428
                                                                 --------------     --------------     --------------
                                                                 --------------     --------------     --------------

Denominator for diluted earnings per share -
  Adjusted weighted average shares                                      29,994             30,029             29,962
                                                                 ==============     ==============     ==============

Basic earnings per share                                     $            0.19  $            0.51  $            0.63
                                                                 ==============     ==============     ==============

Diluted earnings per share                                   $            0.19  $            0.50  $            0.62
                                                                 ==============     ==============     ==============

Theragenics Corporation®

NOTES TO FINANCIAL STATEMENTS — CONTINUED

December 31, 2002 and 2001

NOTE J — EMPLOYEE BENEFIT PLAN

      401(k) Savings Plan

The Company has a 401(k) savings plan providing retirement benefits to all employees at least 21 years of age. The Company makes matching contributions of 20%-60% of each participant’s contribution, up to 6% of salary. The percentage of matching contributions is based on net earnings and is made in the form of Company common stock. Matching contributions are charged to operating expenses and totaled approximately $90,000, $47,000, $48,000, in 2002, 2001 and 2000, respectively.

      Employee Stock Purchase Plan

The Theragenics Corporation® Employee Stock Purchase Plan (the “ESPP”) allows eligible employees the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each quarterly offering period. As of December 31, 2002 and 2001, there were and 152,000 and 162,000 shares of common stock reserved for the ESPP, respectively, and 48,000 and 38,000 shares had been issued under the plan, respectively.

NOTE K — RELATED PARTY TRANSACTIONS

An officer and director of the Company is a director of the American Cardiovascular Research Institute (ACRI). ACRI performs animal studies related to the Company’s research initiatives. Theragenics™ paid ACRI approximately $117,000, $320,000, and $280,000 during 2002, 2001, and 2000, respectively, for these animal studies.

The same officer and director is also a director of a vendor that provides radiation measurement services to Theragenics™. Theragenics™ paid this vendor approximately $29,000, $24,000 and $22,000, during 2002, 2001 and 2000, respectively, for these services.

Theragenics Corporation®

NOTES TO FINANCIAL STATEMENTS — CONTINUED

December 31, 2002 and 2001

NOTE L - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following summarizes certain quarterly results of operations (in thousands, except per share data):

-------------------------------------------------------------------------------------------------------------------------
   Year ended December 31, 2002                                           Quarter ended
-------------------------------------------------------------------------------------------------------------------------
                                                  March 31       June 30         September 30        December 31

   Net revenue                                  $   11,633    $   11,062        $       9,828         $    9,341
   Gross profit                                      7,978         7,382                6,567              5,260
   Net earnings                                      2,627         1,823                  884                222
Net earnings per common share

Basic                                           $     0.09    $     0.06        $        0.03         $     0.01

Diluted                                         $     0.09    $     0.06        $        0.03         $     0.01

-------------------------------------------------------------------------------------------------------------------------
   Year ended December 31, 2001:
-------------------------------------------------------------------------------------------------------------------------

   Net revenue                                  $   13,567    $   13,121       $       11,892         $   11,420
   Gross profit                                      9,664         9,390                8,295              8,010
   Net earnings                                      4,355         4,213                3,432              3,134
Net earnings per common share

Basic                                           $     0.15    $     0.14       $         0.12         $     0.11

Diluted                                         $     0.15    $     0 14       $         0.11         $     0.10

NOTE M – RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, companies are no longer required to amortize goodwill and other intangible assets with indefinite lives but will be required to test these assets periodically for impairment. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 effective January 1, 2002 and such adoption had no impact on the financial statements.

Theragenics Corporation®

NOTES TO FINANCIAL STATEMENTS — CONTINUED

December 31, 2002 and 2001

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which will be effective for the Company’s 2003 fiscal year. SFAS No. 143 provides accounting requirements for the recognition and measurement of liabilities for obligations associated with the retirement of tangible long-lived assets resulting from the acquisition, construction, development, and operation of a long-lived asset. Under the standard, these liabilities will be recognized at fair value as incurred and capitalized as part of the cost of the related tangible long-lived asset. This additional asset cost will be amortized over the related asset’s useful life. Accretion expense related to the liability due to the passage of time will also be recorded. SFAS No. 143 requires that expense amounts related to periods prior to adoption of SFAS No.143 be recorded as a cumulative effect adjustment in the year of adoption. Management expects the adoption of SFAS No. 143 in 2003 will result in an increase to its liabilities of approximately $735,000, and a cumulative expense of approximately $338,000 before income taxes, and $213,000 after income taxes. Annual amortization of the increased asset costs and accretion expense charged to operations is expected to be approximately $70,000 before income taxes and approximately $45,000 after income taxes.

        The FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), in August 2001. SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001 and, in general, are to be applied prospectively. The Company adopted SFAS 144 effective January 1, 2002 and such adoption had no material impact on the financial statements.

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity(including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS 146 is effective for exit and disposal activities initiated after December 31, 2002. The Company does not expect the pronouncement to have a material impact on its financial statements upon adoption.

Theragenics Corporation®

NOTES TO FINANCIAL STATEMENTS — CONTINUED

December 31, 2002 and 2001

        In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and such adoption had no material impact on its financial statements.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”). SFAS 148 amends Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods for voluntary transition to SFAS 123‘s fair value method of accounting for stock-based employee compensation. SFAS 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net earnings (loss) and earnings (loss) per share in annual and interim financial statements. The provisions of SFAS 148 are effective in fiscal years beginning after December 15, 2002. The Company is currently evaluating the provisions of SFAS 148 but expects that they will not have a material adverse impact on its financial statements upon adoption since it has not adopted the fair value method.

        In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company expects that the provisions of FIN 46 will not have a material impact on its financial statements upon adoption since the Company currently has no variable interest entities.

Theragenics Corporation®

NOTES TO FINANCIAL STATEMENTS — CONTINUED

December 31, 2002 and 2001

NOTE N – SUBSEQUENT EVENT

Subsequent to the 2002 year-end the Company purchased the U.S. Iodine-125 (1-125) prostate brachytherapy business of BEBIG Isotopen-und Medizintechnik GmbH (BEBIG), a subsidiary company of Eckert & Ziegler AG. The purchase gives Theragenics™ exclusive rights to manufacture and distribute the iodine-based medical device used in the treatment of prostate cancer. The Company also procured an automated production line that is expected to become operational in 2004. Non-exclusive rights to distribute TheraSeed® in Europe were granted to BEBIG as part of the transaction. The product line and equipment purchase will not affect the Company’s existing non-exclusive distribution agreements for TheraSeed®. The agreement is not expected to have a significant impact on revenues or net earnings during 2003.

Report of Independent Certified Public Accountants on Schedule

Board of Directors
Theragenics Corporation®

In connection with our audit of the financial statements of Theragenics Corporation® referred to in our report dated January 15, 2003, which is included in the annual report to security holders and incorporated by reference in Part II of this form, we have also audited Schedule II for each of the three years in the period ended December 31, 2002. In our opinion, the schedule presents fairly, in all material respects, the information required to be set forth therein.

      /s/ GRANT THORNTON LLP
      GRANT THORNTON LLP.

      Atlanta, Georgia
      January 15, 2003

Theragenics Corporation®

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For each of the three years in the period ended December 31, 2002

(Amounts in thousands)

        Column A - Description               Column B           Column C - Additions         Column D           Column E
--------------------------------------    -------------    -----------------------------    ---------------    ---------------
                                                               (1)              (2)
                                           Balance at       Charged to      Charged to                           Balance at
                                           beginning        costs and          other          Deductions       end of period
                                           of period         expenses        accounts-         describe
                                                                             describe
--------------------------------------    -------------    ------------     ------------    ---------------    ---------------
Year ended December 31, 2002
Allowance for doubtful
accounts receivable                              $ 300         ($ 153)              $ 0            $  0              $ 147
Allowance for doubtful inventory                 $ 548           $  0               $ 0            $  0              $  65

Year ended December 31, 2001
Allowance for doubtful
  accounts receivable                             $ 21           $ 279              $ 0            $  0              $ 300
Allowance for doubtful inventory                 $ 300           $ 248              $ 0            $  0              $ 548

Year ended December 31, 2000
Allowance for doubtful
  accounts receivable                             $ 43            $  0              $ 0            $ 22(a)            $ 21
Allowance for doubtful inventory                 $ 619            $  0              $ 0            $319(b)           $ 300

(a)     – adjustment to allowance (b) – disposal of inventory

THERAGENICS CORPORATION

INDEX TO EXHIBITS

10.18 Amendment to Executive Employment Agreement for Bruce W. Smith 10.19 Second Amendment to Executive Employment Agreement for Bruce W. Smith 10.20 Third Amendment to Executive Employment Agreement for Bruce W. Smith 24.1 Consent of Independent Public Accountants for Incorporation by Reference Audit Report into Registration Statements
99.1	Certification of Chief Executive Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Annual Report of Theragenics Corporation®, (the “Company”) on Form 10-K for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, M. Christine Jacobs, President and Chief Executive Officer, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

By:/s/ M. Christine Jacobs
M. Christine Jacobs
Chief Executive Officer

March 31, 2003

A signed original of this written statement required by Section 906 has been provided to Theragenics Corporation® and will be retained by Theragenics Corporation® and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 99.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Annual Report of Theragenics Corporation®, (the “Company”) on Form 10-K for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James A. MacLennan, Treasurer and Chief Financial Officer, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

By:/s/ James A. MacLennan
James A. MacLennan
Treasurer and Chief
Financial Officer

March 31, 2003

A signed original of this written statement required by Section 906 has been provided to Theragenics Corporation® and will be retained by Theragenics Corporation® and furnished to the Securities and Exchange Commission or its staff upon request.