Form 10-Q
period 2003-03-31
THERAGENICS CORP
filed 2003-05-15
CIK 795551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X   NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     YES X   NO

     As of May 14, 2003 the number of shares of common stock, $.01 par value, outstanding was 29,920,505.

THERAGENICS CORPORATION

®

THERAGENICS CORPORATION®
BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except per share data)

            ASSETS

	March 31,	December 31,
	2003	2002
CURRENT ASSETS
Cash and short-term investments	$ 55,513	$ 56,344
Marketable Securities	14,208	11,977
Trade accounts receivable, less allowance of $167 in
2003 and $147 in 2002	5,413	4,789
Inventories	2,092	1,960
Deferred income tax asset	622	630
Prepaid expenses and other current assets	1,180	1,408
TOTAL CURRENT ASSETS	79,028	77,108

PROPERTY AND EQUIPMENT
Buildings and improvements	42,279	42,279
Machinery and equipment	54,973	54,578
Office furniture and equipment	755	754
	98,007	97,611
Less accumulated depreciation and amortization	(29,528)	(27,717)
	68,479	69,894

Land	822	822
Construction in progress	3,523	3,334
TOTAL PROPERTY AND EQUIPMENT	72,824	74,050

Product line purchase deposit	1,228

Long-term deferred income tax asset	130

Other assets	231	237

TOTAL ASSETS	$ 153,441	$ 151,395

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION®
BALANCE SHEETS
(UNAUDITED)
(Amounts in thousands, except per share data)

            LIABILITIES & STOCKHOLDERS' EQUITY

	March 31,	December 31,
	2001	2002
CURRENT LIABILITIES
Trade accounts payable	$ 1,532	$ 1,554
Accrued salaries, wages and payroll taxes	481	489
Income taxes payable	136
Other current liabilities	495	341
TOTAL CURRENT LIABILITIES	2,644	2,384

LONG-TERM LIABILITIES
Deferred income taxes	6,867	6,853
Asset retirement obligation	478
Other liabilities	68	68
TOTAL LONG-TERM LIABILITIES	7,422	6,921

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 100,000
shares authorized; 29,860 and 29,738
issued and outstanding	299	298
Additional paid-in capital	61,501	61,197
Retained earnings	81,549	80,552
Accumulated other comprehensive income	26	43
TOTAL STOCKHODLERS' EQUITY	143,375	142,090

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 153,441	$ 151,395

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION®
STATEMENTS OF EARNINGS
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months
	Ended March 31,
	2003	2002
REVENUE
Product sales	$ 11,059	$ 11,489
Licensing Fees	43	144
	11,102	11,633

COST OF SALES	4,537	3,655

GROSS PROFIT	$ 6,565	$ 7,978

OPERATING EXPENSES
Selling, general & administrative	3,391	3,092
Research & development	1,501	933
	4,892	4,025
EARNINGS FROM OPERATIONS	1,673	3,953

OTHER INCOME (EXPENSE)
Interest income	272	241
Interest and financing costs	(44)	(31)
Other		1
	228	211

Earnings before income tax and cumulative effect of change in
accounting principle	1,901	4,164
Income tax expense	682	1,537
Net earnings before cumulative effect of change in accounting principle	$ 1,219	$ 2,627

Cumulative effect of change in accounting principle (See Note F)	(222)
NET EARNINGS	$ 997	$ 2,627

THERAGENICS CORPORATION®
STATEMENTS OF EARNINGS
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months
	Ended March 31,
	2003	2002
NET EARNINGS PER COMMON SHARE

Basic
Earnings before cumulative effect of change in accounting principle	$ 0.04	$ 0.09
Cumulative effect of change in accounting principle	(0.01)
Net earnings per common share (basic)	$ 0.03	$ 0.09
Diluted
Earnings before cumulative effect of change in accounting principle	$ 0.04	$ 0.09
Cumulative effect of change in accounting principle	(0.01)
Net earnings per common share (diluted)	$ 0.03	$ 0.09

WEIGHTED AVERAGE SHARES
Basic	29,829	29,715
Diluted	29,925	30,097
Comprehensive income (loss):
Net income	997	2,627
Other comprehensive income:
Unrealized gain/(loss) on securities available for sale	26	(82)
Total comprehensive income	$ 1,023	$ 2,545

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION®
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months
	Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$ 997	$ 2,627
Adjustments to reconcile net earnings to
net cash provided by operating activities
Cumulative effect of change in accounting principle	$ 222
Deferred income taxes	22	269
Depreciation & amortization	1,636	1,449
Provision for allowances	58	(42)
Stock based compensation	10	17
Income tax benefit from options	5	90
Loss on disposal of equipment	3
Deferred rent		(1)

Changes in assets and liabilities:
Accounts receivable	(644)	22
Inventories	(170)	(277)
Prepaid expenses and other current assets	228	350
Trade accounts payable	(22)	488
Accrued salaries, wages and payroll taxes	(8)	(154)
Income taxes payable	136	715
Other current liabilities	154	195
Net cash provided by operating activities	2,627	5,748

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of property and equipment	(1,532)	(1,300)
Purchases and maturities of marketable securities	(2,215)	(1,395)
Net cash used by investing activities	(3,747)	(2,695)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of stock options and stock purchase plan	289	173
Net cash provided by financing activities	289	173

NET DECREASE IN CASH AND
SHORT-TERM INVESTMENTS	(831)	3,226

CASH AND SHORT-TERM INVESTMENTS AT
BEGINNING OF PERIOD	56,344	45,373

CASH AND SHORT-TERM INVESTMENTS AT
END OF PERIOD	$ 55,513	$ 48,599

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION®
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2003
(UNAUDITED)
(Amounts in thousands, except per share data)

					Accumulated
	Common Stock		Additional		other
	Number of	Par value	paid-in	Retained	comprehensive
	shares	$0.01	capital	earnings	income	Total
BALANCE, December 31, 2002	29,760	$ 298	$ 61,197	$ 80,552	$ 43	$ 142,090
Exercise of stock options	95	1	272			273
Employee stock purchase plan	5		17			17
Stock-based compensation			10			10
Unrealized loss on securities
available for sale					$ (17)	(17)
Tax effect from options			5			5
Net earnings for the period				997		997
BALANCE, March 31, 2003	29,860	$ 299	$61,501	$ 81,549	$ 26	$ 143,375

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION®
NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003

(Unaudited)

NOTE A – BASIS OF PRESENTATION

The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations, cash flows and changes in stockholders’ equity for the periods presented. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the financial statements and disclosures are adequate to make the information not misleading. It is suggested that these financial statements and notes be read in conjunction with the audited financial statements and notes for the year ended December 31, 2002, included in the Form 10-K filed by the Company.

NOTE B – DISTRIBUTION AGREEMENTS AND MAJOR CUSTOMERS

The Company sells its TheraSeed® product directly to health care providers and to third party distributors. Theragenics™ also distributes an iodine-based medical device directly to health care providers. During the first quarter of 2003, the distribution agreement with one distributor was discontinued upon notification of the acquisition of the distributor by C. R. Bard, also a TheraSeed® distributor. In addition, subsequent to the end of the first quarter of 2003, Theragenics™ was notified that C. R. Bard has agreed to acquire another TheraSeed® distributor. Currently, the Company has non-exclusive distribution agreements in place with three companies for the distribution of TheraSeed®, before giving effect to the pending acquisition by C. R. Bard. Sales to the original four non-exclusive distributors represented approximately 83% of total product revenue for the quarter ended March 31, 2003, with sales to two of the four non-exclusive distributors, C. R. Bard and Medi-Physics, Inc. (d/b/a/ Nycomed Amersham), each exceeding 10% of total revenue for the quarter. Accounts receivable from the four non-exclusive distributors represented approximately 75% of accounts receivable at March 31, 2003, with the same two of the four non-exclusive distributors noted above exceeding 10% of total accounts receivable.

NOTE C — CONSTRUCTION IN PROGRESS AND PURCHASE COMMITMENTS

The U.S. Department of Energy (DOE) has granted Theragenics™ access to unique DOE technology (plasma separation process or “PSP”) for use in production of isotopes, including palladium-103. The Company has constructed a facility in Oak Ridge, Tennessee to house the equipment, infrastructure and work force necessary to support the production of isotopes, including palladium-103, using this DOE technology. The building and the PSP became operational during the latter half of 2002. Additional equipment in the amount of $3.5 million has not yet been placed in service and is recorded as construction-in-progress on the accompanying balance sheet for the period ending March 31, 2003.

THERAGENICS CORPORATION®
NOTES TO FINANCIAL STATEMENTS-CONTINUED

MARCH 31, 2003

(Unaudited)

The Company diversified its product line during the first quarter with the purchase of the U. S. iodine-125 prostate brachytherapy business of BEBIG Isotopen-und Medizintechnik GmbH (BEBIG), formerly distributed by Isotope Products Laboratories (both subsidiaries of a publicly traded German company, Eckert & Ziegler AG). The purchase gives Theragenics™ exclusive U.S. manufacturing and distribution rights to an iodine-based medical device for the treatment of prostate cancer. Theragenics™ also acquired BEBIG’s assets related to this operation. Non-exclusive rights to distribute TheraSeed® in Europe were granted to BEBIG as part of the transaction. Progress payments will be made to BEBIG based upon completion of pre-defined milestones. Therefore, the timing of all payments and subsequent delivery and operation of the equipment may vary based on milestone completion. A total of approximately $1.2 million in progress payments and professional fees have been made through March 31, 2003.

NOTE D – CONTINGENCIES

In January 1999, the Company and certain of its officers and directors were named as defendants in certain securities actions alleging violations of the federal securities laws, including Sections 10(b), 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934, as amended. These actions have been consolidated into a single action pending in the U.S. District Court for the Northern District of Georgia. The complaint, as amended, purports to represent a class of investors who purchased or sold securities during the time period from January 29, 1998 to January 11, 1999. The amended complaint generally alleges that the defendants made certain misrepresentations and omissions in connection with the performance of the Company during the class period and seeks unspecified damages. On May 14, 1999 a stockholder of the Company filed a derivative complaint in the Delaware Court of Chancery purportedly on behalf of the Company, alleging that certain directors breached their fiduciary duties by engaging in the conduct that is alleged in the consolidated federal class action complaint. The derivative action has been stayed by the agreement of the parties. On July 19, 2000, the Court granted the Company’s motion to dismiss the consolidated federal class action complaint for failure to state a claim against the Company, and granted the plaintiffs leave to amend their complaint. On August 21, 2000, the plaintiffs filed a second amended complaint and on March 30, 2001, the Court denied the defendant’s motion to dismiss the plaintiffs’ second amended complaint. The Court also denied the Company’s motion for reconsideration. Subsequently, the court certified the class and the parties commenced discovery. Discovery in the case is now complete, with the exception of expert witness depositions. Management believes these charges are without merit and is opposing the litigation vigorously; however, given the nature and stage of the proceedings; the ultimate outcome of the litigation cannot be determined at this time. Accordingly, no provision has been made for any liability that might result from this litigation.

THERAGENICS CORPORATION®
NOTES TO FINANCIAL STATEMENTS-CONTINUED

MARCH 31, 2003

(Unaudited)

NOTE E – ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has four approved stock option plans, which in aggregate cover up to five million shares of common stock. The plans provide for the expiration of options ten years from the date of grant and require the exercise price of the options granted to be at least equal to 100% of market value on the date granted. Stock options become exercisable over a three to five-year vesting period. In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” FAS 148 amends FAS 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirement of FAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of FAS 148 are effective for fiscal years ending after December 15, 2002. The Company accounts for stock-based compensation for employees under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and elected the disclosure-only alternative under SFAS No. 123, “Accounting for Stock-Based Compensation.” No stock-based compensation cost is included in net earnings, as all options granted have an exercise price equal to the market value of the stock on the date of grant. In accordance with SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” the following table presents the effect on net earnings and net earnings per share had compensation cost for the Company’s stock plans been determined consistent with SFAS No. 123 (in thousands, except per share data):

	Three Months Ended
	March 31,
	2003	2002
Net earnings, as reported	$997	$2,627
Less: total stock-based compensation expense determined under fair value method for all stock options, net of related income tax
benefit	(216)	(174)
Pro forma met earnings	$781	$2,453
Basic and diluted earnings per share:
Basic and diluted earnings per share, as reported	$0.03	$0.09
Basic and diluted earnings per share, pro forma	$0.03	$0.08

Fair value was estimated on the grant date using the Black-Scholes options-pricing model with the following assumptions for options issued during 2002. There were no options issued during the quarter ended March 31, 2003 nor the quarter ended March 31, 2002.

THERAGENICS CORPORATION®
NOTES TO FINANCIAL STATEMENTS-CONTINUED

MARCH 31, 2003

(Unaudited)

2002
Expected dividend yield	0.0%
Expected stock price volatility	71.0%
Risk-free interest rate	3.0%
Expected life of option (years)	5.0

NOTE F – ASSET RETIREMENT OBLIGATIONS

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which is effective for the Company’s 2003 fiscal year. Under Statement 143, a future retirement obligation relating to future decommissioning costs of the Company’s equipment and buildings is recorded at present value by discounting the Company’s estimated future asset retirement obligation using the Company’s estimated credit-adjusted borrowing rate. The offset to the liability is capitalized as part of the carrying amount of the related long-lived asset. The asset retirement obligation (ARO) has been recorded in the accompanying balance sheet and will be adjusted to fair value over the estimated useful lives of the assets as an accretion expense.

At January 1, 2003 the Company adopted Statement 143 and recognized an initial ARO of approximately $478,000 and net capitalized costs of $126,000. The impact of adopting the Statement was recognized as a cumulative effect of a change in accounting principle in the amount of approximately $353,000 ($222,000 after taxes). For the three months ended March 31, 2003, the Company recognized an increase in the ARO of approximately $9,000, representing the accretion expense and approximately $8,000 in amortization expense related to the capitalized cost.

The pro forma effects of the application of Statement 143 as if the Statement had been adopted on January 1, 2002 (rather than January 1, 2003) are presented below:

	Three Months Ended
Pro forma amounts assuming the accounting change	March 31,
is applied retroactively net-of-tax:	2003	2002
Net earnings	$1,219	$2,442
Basic and diluted net earnings per common share	$0.04	$0.08

THERAGENICS CORPORATION®
NOTES TO FINANCIAL STATEMENTS-CONTINUED

MARCH 31, 2003

(Unaudited)

The pro forma asset retirement obligation liability balances as if Statement 143 had been adopted on January 1, 2001 (rather than January 1, 2003) are as follows:

(in thousands)

	Three Months Ended
	March 31,
	2003	2002
Pro forma amounts of liability for asset
retirement obligation at beginning of quarter	$478	$438
Pro forma amounts of liability for asset
retirement obligation at end of quarter	$487	$448

NOTE G – NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, EITF issued Issue 00-21, or “EITF 00-21,” Accounting for Revenue Arrangements with Multiple Deliverables. EITF 00-21 provides guidance on determining whether a revenue arrangement contains multiple deliverable items and if so, requires revenue be allocated among the different items based on fair value. EITF 00-21 also requires that revenue on any item in a revenue arrangement with multiple deliverables not delivered completely must be deferred until delivery of the item is completed. The effective date of EITF 00-21 for the Company will be July 1, 2003. The Company does not believe that the adoption of EITF 00-21 will have a significant impact on its financial statements, as the Company’s revenue arrangements do not involve multiple deliverables.

NOTE H – REVENUE RECOGNITION

Product sales represent orders for the TheraSeed® and I-Seed devices. The implantable radiation devices produced according to per patient and procedure requirements are sold to third-party distributors, as well as direct customers. All revenues from product sales are recognized upon shipment and are generally not returnable. Licensing fees are recognized in the period to which they relate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues for the first quarter of 2003 were $11.1 million, compared to $11.6 million for the first quarter of 2002, a decrease of $0.5 million, or 4.6%. In the first quarter of 2003, Theragenics™ sold approximately 14% of unit sales directly to customers compared to 15% for the same quarter in 2002. Total revenues from the Company’s palladium-103 (TheraSeed®) and iodine seed (I-Seed) sales to direct customers were 17% in the first quarter of 2003 compared to 20% exclusively from TheraSeed® sales in the same quarter of 2002. Since the Company’s unit revenue received for the TheraSeed® product from its direct customers is higher than that received from its distributors, the higher percentage of distributor sales caused the average selling price of a TheraSeed® unit to be slightly lower in the first quarter of 2003. Also, a portion of the volume increase to direct customers was due to iodine seed sales at a much lower sales price per seed than TheraSeed®, further decreasing the average price per seed. The average unit sales price decrease combined with a decrease in unit sales of approximately 8% in the first quarter of 2003 compared to the same period in 2002, contributed to the total revenue decrease.

During the first quarter of 2003, the Company’s distribution agreement with one distributor was discontinued upon notification of the acquisition of the distributor by C. R. Bard (Bard), also a TheraSeed® distributor. In addition, subsequent to the end of the first quarter of 2003, Theragenics™ was notified that C. R. Bard agreed to acquire another TheraSeed® distributor. These acquisitions by Bard significantly increase the concentration of the Company’s customers. Loss of, or a material reduction in orders by, one or more of the Company’s major distributors would materially adversely affect the Company’s results of operations unless such sales were replaced by direct sales or other distributor sales. Although the Company believes that Bard is capable of assuming sales and customers previously held by the acquired distributors, there is no guarantee that this will occur. Currently, the Company has non-exclusive distribution agreements in place with three companies for the distribution of TheraSeed®, before giving effect to the pending acquisition by C. R. Bard.

During the first quarter, the Company diversified its product line with the purchase of the U.S. iodine-125 prostate brachytherapy business of BEBIG Isotopen-und Medizintechnik GmbH (BEBIG), formerly distributed by Isotope Products Laboratories (both subsidiaries of a publicly traded German company, Eckert & Ziegler AG). The purchase gives Theragenics™ exclusive U.S. manufacturing and distribution rights to an iodine-based medical device for the treatment of prostate cancer. The Company also procured an automated production line that is expected to become operational in 2004. Non-exclusive rights to distribute TheraSeed® in Europe were granted to BEBIG as part of the transaction. The Company believes that the ability to provide both palladium and iodine devises will enhance the Company’s ability to market to customers who seek a single source for both palladium and iodine brachytherapy seeds. The product line and equipment purchase will not affect the Company’s existing non-exclusive distribution agreements for TheraSeed®. Sales of I-Seed were not material in the first quarter.

Licensing fees revenue represents licensing payments received for the Company’s TheraSphere® technology. Such licensing fees are not expected to become material in the foreseeable future.

Cost of sales was $4.5 million during the first quarter of 2003, resulting in a gross profit margin of 59.1%, compared with cost of sales of $3.7 million and a gross profit margin of 68.6% during the first quarter of 2002. Cost of sales increased by approximately $0.9 million in the first quarter of 2003 as expenses such as depreciation for the PSP and building and contract labor costs related to Oak Ridge operations were included in the costs of sales after the Oak Ridge facility was put into operation. Also, direct costs related to I-Seed sales contributed to the decrease in the gross margin in 2003. These costs were partially offset by the transfer to R&D expense of material and labor associated with the ongoing research and development (R&D) efforts in the areas of peripheral vascular disease and macular degeneration. Completion of depreciation of the first of fourteen cyclotrons placed in operation also contributed to the partial offset. The decrease in revenues and increase in cost of sales resulted in the gross margin decline of approximately 17.7%.

Selling, general and administrative (SG&A) expense was $3.4 million, or 30.5% of revenue, during the first quarter of 2003, compared to $3.1 million, or 26.6% of revenue, during the first quarter of 2002, an increase of $300,000, or 9.7%. The increase in the first quarter of 2003 compared to the same period in 2002 is primarily due to increases in premiums for directors and officers insurance and advertising and marketing activities. The Company continued recruitment of its direct sales force in the first quarter of 2003. The sales force is comprised of brachytherapy specialists, whose task is to promote and support the TheraSeed® brand. Salaries and other expenses associated with these specialists and an additional focus on direct-to-consumer advertising contributed to the increased cost of marketing and sales activities. The Company expects to sustain its expenditures on marketing activities for the remainder of 2003.

R&D expenses increased to $1.5 million, or approximately 13.5% of revenue, in the first quarter of 2003, from $933,000, or approximately 8% of revenue, in the first quarter of 2002. The increase in R&D expenses was a result of the Company’s diversification initiatives geared to expand the application of palladium-103 to other oncological and non-oncological uses, and to explore options for using the Company’s expertise and capabilities in other areas. The bulk of these expenses was associated with the Company’s peripheral vascular and macular degeneration programs.

The U.S. Food and Drug Administration granted an Investigational Device Exemption in August 2002 to initiate the TheraP clinical trial for treatment of peripheral vascular disease. Theragenics™ began a clinical trial using its patented palladium-103 device in the first quarter of 2003. The Company’s device, called the TheraSource™ Intravascular Brachytherapy System, is designed to prevent restenosis or renarrowing of the arteries following treatment of peripheral vascular disease by percutaneous transluminal angioplasty. The trial was initiated and is continuing at the Fuqua Heart Center at Piedmont Hospital and at St. Joseph’s Hospital, both in Atlanta. Preliminary indications from the study are encouraging, although the study is ongoing and conclusions cannot yet be reached.

Additionally, an animal pilot study using palladium-103 in a prototype device designed for the treatment of age-related macular degeneration, a disease that leads to loss of eyesight and in some cases complete blindness, was completed early in 2002. The Company is currently examining the resources and specific consultation necessary to proceed. Human clinical trials for macular degeneration are targeted to commence during 2004.

Management plans to continue to increase efforts in R&D as its initiatives to diversify move forward, and expects R&D expenditures to increase accordingly. Such increases in R&D may negatively affect margins. However, R&D spending is dependent on the complex scheduling of R&D activities in progress as well as the pursuit of other appropriate opportunities as they arise. Accordingly, R&D expenses may fluctuate significantly from period to period.

Other income, comprising interest income and non-operating expenses, was $228,000 in the first quarter of 2003 compared to $211,000 during the first quarter of 2002. The Company’s investments consist primarily of short-term cash investments and high-credit quality municipal obligations, in accordance with the Company’s investment policies. While additional funds were available for investment during the first quarter of 2003, the continued deteriorating interest rate environment during 2003 has reduced the effective returns on a significant portion of the Company’s investments. Funds available for investment have and will continue to be utilized for the Company’s current and future expansion programs, R&D activities, and strategic opportunities for growth and diversification. As funds continue to be used for these programs and activities, and as interest rates continue to change, management expects other income to fluctuate accordingly.

The Company’s effective income tax rate was approximately 37% for the first quarter of 2003 and 2002. The Company’s income tax rate in each period was lower than the statutory rates primarily due to the recognition of tax credits generated by the Company’s investments in its research activities and tax-exempt interest income.

Management believes that the brachytherapy industry continues to be affected by the recent changes in medicare reimbursement, declining prices for iodine-125 products and on-going consolidation in the industry, including the distributors of TheraSeed®. At any point in time, Theragenics™ and/or its non-exclusive distributors may change their respective pricing policies for the TheraSeed® or I-Seed (in the case of Theragenics™) device in order to take advantage of market opportunities or respond to competitive situations. Responding to market opportunities and competitive situations could have an adverse effect on the prices the TheraSeed® or I-Seed device and could have a favorable effect or prevent an unfavorable effect on market share and volumes. Conversely, the Company and its non-exclusive distributors could individually and independently decide to maintain per unit pricing under certain competitive situations that could adversely affect current or potential market share and volumes.

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

Allowance for doubtful accounts. Management judgments and estimates are made and used in connection with establishing an allowance for the possibility that portions of our accounts receivable balances may become uncollectible. Accounts receivable are reduced by this allowance. Specifically, management analyzes accounts receivable in relation to current economic trends and changes in our customer payment history in establishing this allowance. The accounts receivable balance, net of the provision for this trade accounts receivables allowance of $167,000, was approximately $5.4 million as of March 31, 2003.

Property, plant and equipment. Property, plant and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of such assets. The Company’s estimates can result in differences from the actual useful lives of certain assets. We currently own and operate 14 cyclotrons, the first of which entered service in 1993. Each of the Company’s cyclotrons is depreciated using an estimated 10-year life. The cyclotrons incorporate a number of proprietary design modifications that render the cyclotrons unique to commercial applications. Management’s estimate of the useful life of these cyclotrons is based on the Company’s experience to date with these cyclotrons. Based on experience gained relative to the operation, repair, refurbishment, and maintenance of the cyclotrons, management believes there is a substantive basis for the current depreciable lives of the cyclotrons. Although the older cyclotrons require increased costs, the material harvested from each machine is imperative to ongoing operations and the Company’s current research and development initiatives. Therefore, all of the cyclotrons, including the older machines, remain in service.

The DOE has granted Theragenics™ access to unique DOE technology, known as the plasma separation process (PSP), for use in production of isotopes, including palladium-103. The PSP equipment was placed in service during the second half of 2002 and is depreciated using an estimated 15-year life. The PSP equipment utilizes specialized, unique technology. Management will continue to periodically examine estimates used for depreciation for reasonableness in relation to the cyclotrons and PSP equipment. If the Company determines that the useful life of property, plant or equipment should be shortened or lengthened, depreciation expense would be adjusted accordingly for the remaining useful life (lives) of the identified asset(s).

Liquidity and Capital Resources

The Company had cash, short-term investments and marketable securities of $69.7 million at March 31, 2003, compared to $68.3 million at December 31, 2002. Marketable securities consist primarily of short-term cash investments and high-credit quality municipal obligations, in accordance with the Company’s investment policies. The increase in cash, short-term investments and marketable securities was a result of cash generated by operations, partially offset by capital expenditures. Working capital was $76.4 million at March 31, 2003, compared to $74.7 million at December 31, 2002. The Company also has an Unsecured Credit Agreement with a financial institution that provides for maximum borrowings of $40 million under two lines of credit, and an additional uncommitted $10 million line of credit. The Unsecured Credit Agreement expires in August 2003. Letters of credit totaling approximately $933,000 were outstanding under the terms of the Unsecured Credit Agreement as of March 31, 2003. No borrowings were outstanding under the Unsecured Credit Agreement as of March 31, 2003.

Cash provided by operations was $2.6 million and $5.7 million during the first quarters of 2003 and 2002, respectively. Cash generated from operations consists of net earnings plus non-cash expenses such as depreciation, amortization, and changes in balance sheet items such as accounts receivable, inventories, prepaid expenses and payables. Inventories increased approximately $170,000 in the first quarter of 2003 primarily due to shipping supply inventory increases to accommodate the commencement of the I-Seed sales. Income taxes payable increased approximately $136,000 in the first quarter of 2003. Income taxes payable did not increase at the same rate in 2003 when compared to the first quarter of 2002 for several reasons. First, the earnings before income tax and cumulative effect of change in accounting principle were approximately half the amount of the earnings before income taxes in the first quarter of 2002. Secondly, there were prepaid income taxes at year-end 2002 that offset the income taxes liability for the first quarter 2003. Depreciation and amortization increased to $1.6 million in the first quarter of 2003 compared to $1.4 million in the same period of 2002 primarily due to the depreciation of the building and equipment placed in service at the Oak Ridge facility during the latter half of 2002. The increase in depreciation and amortization contributed by the Oak Ridge facility and equipment was partially offset by the completion of the depreciable life of one cyclotron mid way through the first quarter of 2003. Additionally, there was a $644,000 increase in accounts receivable as a result of increases in direct to customer sales in the first quarter of 2003 from the fourth quarter of 2002 for both TheraSeed® and I-Seed brachytherapy devices. Changes in prepaid expenses and accounts payable is due to timing of payments and expenses at the quarter ending March 31, 2003.

Capital expenditures totaled $1.5 million and $1.3 million during the first quarter of 2003 and 2002, respectively. This spending related primarily to the Company’s purchase of the U. S. iodine-125 prostate brachytherapy business of BEBIG (see “Results of Operations” above). The Company procured an automated production line as part of the agreement that is expected to become operational in 2004. Progress payments will be made to BEBIG based upon completion of pre-defined milestones. Therefore, the timing of all payments and subsequent delivery and operation of the equipment may vary based on milestone completion. A total of approximately $1.2 million in progress payments and capitalized professional fees have been incurred through March 31, 2003.

The Company has constructed a facility in the Oak Ridge, Tennessee area to house the equipment, infrastructure and work force intended to support the production of isotopes, including palladium-103, using DOE technology. Construction costs of approximately $27 million have been incurred on the PSP Project through March 31, 2003. The building and PSP became operational during the latter half of 2002. Additional equipment in the amount of $2.8 million related to the Oak Ridge facility is expected to become operational during 2003.

The Company expects that R&D spending will continue at the current level or will increase (see “Results of Operations”, above). At this time, routine capital expenditures, and the purchase of the equipment and facility renovations related to the iodine line, are expected to reach approximately $12 million during 2003. Cash could also be used in 2003 for increased marketing and TheraSeed® support activities (see “Results of Operations” above), and in the pursuit of diversification efforts such as the purchase of technologies, products or companies.

In addition to capital expenditures, cash used by investing activities include $4.1 million used to purchase marketable securities, offset by maturities of other investments amounting to $1.9 million. Marketable securities, consisting primarily of short-term cash investments and high-credit quality municipal obligations, are purchased in accordance with the Company’s investment policies. The Company expects to continue to invest cash as available.

Cash provided by financing activities was $289,000 and $173,000 in the first quarter of 2003 and 2002, respectively, consisting of cash proceeds from the exercise of stock options and the Company’s Employee Stock Purchase Plan.

The Company believes that current cash and investment balances and cash from future operations and credit facilities, will be sufficient to meet its current anticipated working capital and capital expenditure requirements. In the event additional financing becomes necessary, management may choose to raise those funds through other means of financing as appropriate.

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

On November 1, 2002, CMS issued its rule for 2003 Medicare OPPS reimbursement. Under the new rule, CMS bundled the costs of the brachytherapy procedure, as well as the costs for catheters, needles and all seeds, into two new codes for prostate brachytherapy (one for palladium-103 and one for iodine-125). By creating two codes and setting separate reimbursement amounts in the final rule for palladium-103 seed brachytherapy (including the TheraSeed® device) and iodine-125 seed brachytherapy (including the I-Seed device), CMS made an important, positive change compared to its initial proposal published on August 9, 2002. Specifically, the per patient amount under the 2003 final rule for palladium-103 prostate brachytherapy exceeds the original payment amount proposed in August 2002 for both palladium-103 and iodine-125. The 2003 per patient amount for palladium-103 prostate brachytherapy also exceeds the 2003 payment amount for iodine-125 prostate brachytherapy. To the extent that the brachytherapy costs exceed the bundled amount, the remaining cost may no longer be submitted for reimbursement.

Medicare reimbursement for brachytherapy continues to create confusion for hospitals and doctors. Management continues to closely monitor any effects of the new reimbursement structure on the brachytherapy market as it continues to evaluate pricing, marketing and distribution strategies.

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

Forward Looking and Cautionary Statements

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding sales, marketing and distribution efforts, third-party reimbursement, CMS policy, sales mix, effectiveness of non-exclusive distribution agreements, pricing for the TheraSeed® device, future cost of sales, R&D efforts and expenses, inventory investment, SG&A expenses, other income, timing and ultimate outcome of the Company’s activities in restenosis, macular degeneration and other diversification efforts, potential new products and opportunities, the PSP project, the development of new markets and technologies, the capabilities of the PSP to produce enriched isotopes, opportunities for isotopes produced by Theragenics™, the identification and development of new markets and applications for isotopes, Theragenics’™ plans and strategies for diversification, and the sufficiency of the Company’s liquidity and capital resources. From time to time, the Company may also make other forward-looking statements relating to such matters as well as statements relating to anticipated financial performance, business prospects, technological developments, other research and development activities and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with research and development activities, including animal studies and clinical trials related to new products, risks associated with new product development cycles, effectiveness and execution of marketing and sales programs of Theragenics and its non-exclusive distributors, risks associated with customer concentration and consolidation among non-exclusive distributors, potential costs and delays in capacity expansion and start-up, (especially as it relates to the PSP project and the Iodine line and automated equipment purchase from BEBIG), the actual start-up for the PSP project, the actual installation of the automated equipment for the Iodine line, the iodine product line, potential changes in product pricing and competitive conditions, continued acceptance of TheraSeed® or the I-Seed devices by the market, management of growth, acceptance and efficacy of pallidium-103 for other applications, adverse changes in governmental program priorities and budgetary funding by the relevant governmental authorities, government regulation of the therapeutic radiological pharmaceutical and device business, potential changes in third-party reimbursement, risks associated with market development activities, inability of the PSP to produce isotopes suited for a particular application, potential inability to produce selected isotopes at costs competitive to other options, risks associated with governmental regulations and related export controls and security requirements for PSP products. All forward looking statements and cautionary statements included in this document are made as of the date hereby based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward looking statement or cautionary statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk exposure related to market risk sensitive financial instruments is not material. Letters of credit totaling approximately $933,000 were outstanding under the terms of the Unsecured Credit Agreement as of March 31, 2003. No borrowings were outstanding under the Unsecured Credit Agreement as of March 31, 2003.

Item 4. Controls and Procedures

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. Furthermore, with regard to the Company’s internal controls, there have been no significant changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that could significantly affect these internal controls subsequent to the date the Company carried out its evaluation. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See Note D to the Company’s financial statements included in Part I, Item 1 of this report, which is incorporated by reference hereby.

Item 6. Exhibits and Reports on Form 8-K.

Exhibits

      Exhibit No.       Title

99.1	Certification of Chief Executive Officer Pursuant of Section 1350, Chapter 63 of Title 18, United States Code, as Adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

No reports on Form 8-K were filed during the quarter ended March 31, 2003. On April 22, 2003, the Company furnished a Current Report on Form 8-K that included a press release issued on April 22, 2003, announcing the Company’s financial results for the quarter ended March 31, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)
THERAGENICS CORPORATION®

By:/s/ M. Christine Jacobs
M. Christine Jacobs
Chief Executive Officer

By:/s/ James A. MacLennan
James A. MacLennan
Treasurer and Chief Financial Officer

Dated: May 15, 2003

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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ James A. MacLennan
James A. MacLennan
Chief Financial Officer