Form 10-Q
period 2003-06-30
THERAGENICS CORP
filed 2003-08-14
CIK 795551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

(    )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 0-15443

THERAGENICS CORPORATION®

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1528626 (I.R.S. Employer Identification Number)
5203 Bristol Industrial Way Buford, Georgia (Address of principal executive offices)	30518 (Zip Code)

Registrant's telephone number, including area code: (770) 271-0233

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES   X     NO ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   YES   X      NO ___

As of August 14, 2003 the number of shares of $.01 par value common stock outstanding was 29,926,862.

THERAGENICS CORPORATION®

THERAGENICS CORPORATION®
BALANCE SHEETS
(Amounts in thousands, except per share data)

ASSETS

	June 30	December 31
	2003	2002
	(unaudited)
CURRENT ASSETS
Cash and short-term investments	$47,397	$56,344
Marketable Securities	22,647	11,977
Trade accounts receivable, less allowance of $137 in
2003 and $147 in 2002	4,471	4,789
Inventories	1,764	1,087
Deferred income tax asset	623	630
Prepaid expenses and other current assets	2,508	2,281

TOTAL CURRENT ASSETS	79,410	77,108

PROPERTY AND EQUIPMENT
Buildings and improvements	42,338	42,279
Machinery and equipment	56,189	54,578
Office furniture and equipment	766	754

	99,293	97,611

Less accumulated depreciation and
amortization	(31,151)	(27,717)

	68,142	69,894
Land	822	822
Construction in progress	2,749	3,334

TOTAL PROPERTY AND EQUIPMENT	71,713	74,050

Product line purchase deposit	2,232	0
Long-term deferred income tax asset	123	0
OTHER ASSETS	252	237

TOTAL ASSETS	$153,730	$151,395

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION®
BALANCE SHEETS
(Amounts in thousands, except per share data)

LIABILITIES & STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2003	2002
	(unaudited)
CURRENT LIABILITIES
Trade accounts payable	$1,199	$1,554
Accrued salaries, wages and payroll taxes	821	489
Other current liabilities	487	341

TOTAL CURRENT LIABILITIES	2,507	2,384

LONG-TERM LIABILITIES
Deferred income taxes	6,856	6,853
Asset retirement obligation	493
Other liabilities	67	68

TOTAL LONG-TERM LIABILITIES	7,416	6,921

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 100,000
shares authorized; 29,927 and 29,760
issued and outstanding	299	298
Additional paid-in capital	61,691	61,197
Retained earnings	81,815	80,552
Accumulated other comprehensive income	2	43

TOTAL STOCKHOLDERS' EQUITY	143,807	142,090

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$153,730	$151,395

        The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION®
STATEMENTS OF EARNINGS
(Amounts in thousands, except per share data)
(UNAUDITED)

	June 30,		June 30,
	2003	2002	2003	2002
REVENUE
Product sales	$8,898	$10,947	$19,957	$22,436
Licensing fees	51	115	94	259

Total revenue	8,949	11,062	20,051	22,695
COST OF SALES	3,959	3,680	8,496	7,335

GROSS PROFIT	4,990	7,382	11,555	15,360

OPERATING EXPENSES
Selling, general & administrative	3,230	3,568	6,621	6,660
Research & development	1,612	1,252	3,113	2,185

	4,842	4,820	9,734	8,845

EARNINGS FROM OPERATIONS	148	2,562	1,821	6,515

OTHER INCOME (EXPENSE)
Interest income	255	272	527	513
Interest and financing costs	(32)	(31)	(76)	(62)
Other	2	3	2	4

	225	244	453	455

Earnings before income tax and cumulative
effect of change in accounting principle	373	2,806	2,274	6,970
Income tax expense	107	983	789	2,520

Earnings before cumulative effect of change
in accounting principle	$266	$1,823	$1,485	$4,450
Cumulative effect of change in accounting
principle			(222)

NET EARNINGS	$266	$1,823	$1,263	$4,450

THERAGENICS CORPORATION®
STATEMENTS OF EARNINGS
(Amounts in thousands, except per share data)
(UNAUDITED)

	June 30,		June 30,
	2003	2002	2003	2002
NET EARNINGS PER COMMON SHARE
Basic:
Earnings before cumulative effect of
change in accounting principle	$0.01	$0.06	$0.05	$0.15
Cumulative effect of change in
accounting principle			(0.01)

Net earnings per common share (basic)	$0.01	$0.06	$0.04	$0.15

Diluted:
Earnings before cumulative effect of
change in accounting principle	$0.01	$0.06	$0.05	$0.15
Cumulative effect of change in
accounting principle			(0.01)

Net earnings per common share (diluted)	$0.01	$0.06	$0.04	$0.15

WEIGHTED AVERAGE SHARES:
Basic	29,908	29,753	29,869	29,734
Diluted	29,996	30,069	29,962	30,082
Net Earnings	$266	$1,823	$1,263	$4,450
Comprehensive income (loss)
Unrealized gain/(loss) on securities
available for sale:	(24)	119	(41)	3

Total comprehensive income	$242	$1,942	$1,222	$4,487

THERAGENICS CORPORATION®
STATEMENTS OF CASH FLOWS
(Amounts in thousands, except per share data)
(UNAUDITED)

	Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$1,263	$4,450
Adjustments to reconcile net earnings to
net cash provided by operating activities
Cumulative effect of change in accounting principle	222
Deferred income taxes	17	265
Depreciation & amortization	3,255	2,940
Provision for allowances	26	(11)
Stock-based compensation	21	33
Income tax benefit from options	5	110
Loss on disposal of equipment	3
Other Liabilities	146	(2)
Changes in assets and liabilities:
Accounts receivable	328	274
Inventories	(713)	(422)
Prepaid expenses and other current assets	(227)	(250)
Other assets	(25)	(15)
Trade accounts payable	(355)	323
Accrued salaries, wages and payroll taxes	332	(35)
Other current liabilities	(1)	409

Net cash provided by operating activities	4,297	8,069
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of property and equipment	(3,049)	(2,529)
Purchases and maturities of marketable securities	(10,665)	(5,294)

Net cash used by investing activities	(13,714)	(7,823)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and stock purchase plan	470	274

Net cash provided by financing activities	470	274
NET CHANGE IN CASH AND
SHORT-TERM INVESTMENTS	(8,947)	520
CASH AND SHORT-TERM INVESTMENTS AT
BEGINNING OF PERIOD	56,344	45,373

CASH AND SHORT-TERM INVESTMENTS AT
END OF PERIOD	$47,397	$45,893

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION®
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED June 30, 2003
(UNAUDITED)
(Amounts in thousands, except per share data)

					Accumulated
	Common Stock		Additional		other
	Number of	Par value	paid-in	Retained	comprehensive
	shares	$0.01	capital	earnings	income	Total
BALANCE, December 31, 2002	29,760	$298	$61,197	$80,552	43	$142,090
Exercise of stock options	155	1	432			433
Employee stock purchase plan	12		36			36
Stock-based compensation			21			21
Unrealized gain (loss) on securities
available for sale					(41)	(41)
Tax effect from options			5			5
Net earnings for the period				1,263		1,263

BALANCE, June 30, 2003	29,927	$299	$61,691	$81,815	$2	$143,807

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION®

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2003
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

Certain amounts in prior period financial statements have been reclassified to conform to the current period’s presentation.

NOTE B – DISTRIBUTION AGREEMENTS AND MAJOR CUSTOMERS

The Company sells its TheraSeed® directly to health care providers and to third party distributors. Theragenics™ also distributes an iodine-125 based medical device directly to health care providers. During the first quarter of 2003, the distribution agreement with one distributor was discontinued upon notification of the acquisition of the distributor by C. R. Bard, also a TheraSeed® distributor. In addition, during the second quarter of 2003, Theragenics™ was notified that a current distributor acquired another TheraSeed® distributor. Currently, the Company has non-exclusive distribution agreements in place with two companies for the distribution of TheraSeed®. Sales to three non-exclusive distributors represented approximately 82% of total product revenue for the quarter ended June 30, 2003, with sales to two of the non-exclusive distributors, C. R. Bard and Medi-Physics, Inc. (formerly d/b/a/ Nycomed Amersham and now part of Oncura, a company formed by a merger of the brachytherapy business of Amersham plc and Galil Medical Ltd.), each exceeding 10% of total revenue for the quarter and year-to-date. Accounts receivable from the three non-exclusive distributors represented approximately 73% of accounts receivable at June 30, 2003, with two of the three non-exclusive distributors, C. R. Bard and Medi-Physics, Inc. (formerly d/b/a Nycomed Amersham and now part of Oncura, a company formed by a merger of the brachytherapy business of Amersham plc and Galil Medical Ltd.) exceeding 10% of total accounts receivable.

NOTE C — CONSTRUCTION IN PROGRESS AND PURCHASE COMMITMENTS

The U.S. Department of Energy (DOE) has granted Theragenics™ access to unique DOE technology (plasma separation process or “PSP”) for use in production of isotopes, including palladium-103. The Company has constructed a facility in Oak Ridge, Tennessee to house the equipment, infrastructure and work force necessary to support the production of isotopes, including palladium-103, using this DOE technology. The building and the PSP became operational during the latter half of 2002. Additional equipment in the amount of $1.7 million has not yet been placed in service and is recorded as construction-in-progress on the accompanying balance sheet for the period ending June 30, 2003.

THERAGENICS CORPORATION®

NOTES TO FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2003
(Unaudited)

The Company diversified its product line in 2003 with the purchase of the U. S. iodine-125 prostate brachytherapy business of BEBIG Isotopen-und Medizintechnik GmbH (BEBIG), formerly distributed by Isotope Products Laboratories (both subsidiaries of a publicly traded German company, Eckert & Ziegler AG). The purchase gives Theragenics™ exclusive U.S. manufacturing and distribution rights to an iodine-125-based medical device for the treatment of prostate cancer. Theragenics™ also acquired BEBIG’s assets related to this operation. Non-exclusive rights to distribute TheraSeed® in Europe were granted to BEBIG as part of the transaction. Progress payments will be made to BEBIG based upon completion of pre-defined milestones. Therefore, the timing of all payments and subsequent delivery and operation of the equipment may vary based on milestone completion. A total of approximately $2.2 million in progress payments and professional fees has been paid through June 30, 2003.

NOTE D – CONTINGENCIES

In January 1999, the Company and certain of its officers and directors were named as defendants in certain securities actions alleging violations of the federal securities laws, including Sections 10(b), 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934, as amended. These actions have been consolidated into a single action pending in the U.S. District Court for the Northern District of Georgia. The complaint, as amended, purports to represent a class of investors who purchased or sold securities during the time period from January 29, 1998 to January 11, 1999. The amended complaint generally alleges that the defendants made certain misrepresentations and omissions in connection with the performance of the Company during the class period and seeks unspecified damages. On May 14, 1999 a stockholder of the Company filed a derivative complaint in the Delaware Court of Chancery purportedly on behalf of the Company, alleging that certain directors breached their fiduciary duties by engaging in the conduct that is alleged in the consolidated federal class action complaint. The derivative action has been stayed by the agreement of the parties. On July 19, 2000, the Court granted the Company’s motion to dismiss the consolidated federal class action complaint for failure to state a claim against the Company, and granted the plaintiffs leave to amend their complaint. On August 21, 2000, the plaintiffs filed a second amended complaint and on March 30, 2001, the Court denied the defendant’s motion to dismiss the plaintiffs’ second amended complaint. The Court also denied the Company’s motion for reconsideration. Subsequently, the court certified the class and the parties commenced discovery. Discovery in the case is now complete, with the exception of one expert witness deposition. Management believes these charges are without merit and is opposing the litigation vigorously; however, given the nature and stage of the proceedings, the ultimate outcome of the litigation cannot be determined at this time. Accordingly, no provision has been made for any liability that might result from this litigation.

THERAGENICS CORPORATION®

NOTES TO FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2003
(Unaudited)

NOTE E – ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has four approved stock option plans, which in aggregate cover up to five million shares of common stock. The plans provide for the expiration of options ten years from the date of grant and require the exercise price of the options granted to be at least equal to 100% of market value on the date granted. Stock options become exercisable over a three — to five-year vesting period.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net earnings, as reported	$266	$1,823	$1,263	$4,450
Less: total stock-based compensation
expense determined under fair value
method for all stock options, net of
related income tax benefit	(220)	(174)	(441)	(349)

Pro forma net earnings	$46	$1,649	$822	$4,101
Basic net earnings per common share:
As reported	$0.01	$0.06	$0.04	$0.15
Pro forma	$0.00	$0.06	$0.03	$0.14
Diluted net earnings per common share:
As reported	$0.01	$0.06	$0.04	$0.15
Pro forma	$0.00	$0.05	$0.03	$0.14

THERAGENICS CORPORATION®

NOTES TO FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2003
(Unaudited)

        Fair value was estimated on the grant date using the Black-Scholes options-pricing model with the following assumptions for options issued during second quarter ending June 30, 2003 and second quarter and six months ending June 30, 2002.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected stock price volatility	75.5%	71.0%	75.5%	71.0%
Risk-free interest rate	3.4%	3.0%	3.4%	3.0%
Expected life of option (years)	5.5	5.0	5.5	5.0

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

At January 1, 2003 the Company adopted Statement 143 and recognized an initial ARO of approximately $478,000 and net capitalized costs of $126,000. The impact of adopting the Statement was recognized as a cumulative effect of change in accounting principle in the amount of $353,000 ($222,000 after taxes). The Company has recognized an increase in the ARO of approximately $15,000 representing the accretion expense and approximately $12,000 in amortization expense related to the capitalized cost through the period ending June 30, 2003.

THERAGENICS CORPORATION®

NOTES TO FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2003
(Unaudited)

The pro forma effects of the application of Statement 143 as if the Statement had been adopted on January 1, 2002 (rather than January 1, 2003) are presented below:

Pro forma amounts assuming the accounting change is applied retroactively net-of-tax:	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002
(in thousands, except per share data)
Net earnings	$266	$1,806	$1,485	$4,248
Basic and diluted net earnings per
common share	$0.01	$0.06	$0.05	$0.14

The pro forma asset retirement obligation liability balances as if Statement 143 had been adopted on January 1, 2002 (rather than January 1, 2003) are as follows:

(in thousands)	Six months ended June 30,
	2003	2002
Pro forma amounts of liability for asset
retirement obligation at beginning of 2003	$478	$438
Pro forma amounts of liability for asset
retirement obligation at end of six months 2003	$493	$458

NOTE G – NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the Emerging Issues and Task Force (EITF) issued Issue 00-21, or “EITF 00-21, for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on determining whether a revenue arrangement contains multiple deliverable items and if so, requires revenue be allocated among the different items based on fair value. EITF 00-21 also requires that revenue on any item in a revenue arrangement with multiple deliverables not delivered completely must be deferred until delivery of the item is completed. The effective date of EITF 00-21 for the Company will be July 1, 2003. The Company does not believe that the adoption of EITF 00-21 will have an impact on its financial statements, as the Company’s revenue arrangements do not involve multiple deliverables.

In April 2003 the Financial Accounting Standards Board issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. Statement No. 149 clarifies the definition of a derivative, and is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to

THERAGENICS CORPORATION®

NOTES TO FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2003
(Unaudited)

Statement No. 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. The Company does not expect the effect of the adoption of this statement to be material.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. Management has evaluated this accounting standard and has determined no disclosure is necessary, as the Company does not have an interest in variable interest entities.

NOTE H – REVENUE RECOGNITION

Product sales represent orders for the TheraSeed® and I-Seed devices. The implantable radiation devices produced according to patient and procedure requirements are sold to third-party distributors, as well as to direct customers. All revenues from product sales are recognized upon shipment and are generally not returnable. Licensing fees are recognized in the period to which they relate.

THERAGENICS CORPORATION®

Item 2.    Management's' Discussion and Analysis of Financial Condition and Results of Operations

Overview

Theragenics Corporation® is the manufacturer of TheraSeed®, a rice-sized, FDA-cleared device used to solid localized tumors, primarily prostate cancer, with a one-time, minimally invasive procedure. Theragenics™ is the world’s leading producer of palladium-103, the radioactive isotope that supplies the therapeutic radiation for its TheraSeed® implant. Physicians, hospitals and other healthcare providers, primarily located in the United States, utilize the TheraSeed® product. TheraSeed® has also been approved for marketing throughout the member countries of the European Union by obtaining its CE Mark. Sales of TheraSeed® in Europe have not been significant. The Company currently sells its TheraSeed® implants directly to physicians and non-exclusive third-party distributors.

Early in 2003 the Company diversified its product line with the purchase of the U.S. iodine-125 prostate brachytherapy business of BEBIG Isotopen-und Medizintechnik GmbH (BEBIG), formerly distributed by Isotope Products Laboratories (both subsidiaries of a publicly traded German company, Eckert & Ziegler AG). The purchase gives Theragenics™ exclusive U.S. manufacturing and distribution rights to an FDA-cleared iodine-125-based medical device for the treatment of prostate cancer. The Company also procured an automated production line that is expected to become operational in 2004. Non-exclusive rights to distribute TheraSeed® in Europe were granted to BEBIG as part of the transaction. The Company believes that the ability to provide both palladium-103 and iodine-125 devices will enhance the Company’s ability to market to customers who seek a single source for both palladium-103 and iodine-125 brachytherapy seeds. The product line and equipment purchase will not affect the Company’s existing non-exclusive distribution agreements for TheraSeed®.

The Company has an active and ongoing program targeted at diversifying its future revenue stream. As part of this program the Company constructed a facility in the Oak Ridge, Tennessee area to house the equipment, infrastructure and work force necessary to support the production of isotopes, including palladium-103, using unique plasma separation process (PSP) technology being leased from the U.S. Department of Energy. PSP technology is a method of separating relatively large quantities of specific non-radioactive isotopes from specific elements. In the past the PSP technology demonstrated the ability to produce material for the U.S. Government to support nuclear power generation. The Company believes that the PSP technology enables current and future feasibility runs designed to validate isotope usage in various markets and industries in addition to possibly increasing the Company’s manufacturing capacity and allowing for expanded use of palladium-103 in other applications.

In July 2002 Theragenics™ signed an agreement with an international nuclear services company to produce test quantities of certain gadolinium isotopes for purchase by such company using the Company’s PSP technology. The gadolinium for the international nuclear services company, delivered during the second quarter of 2003, was intended for a non-medical application. The revenue, recognized in the second quarter of 2003, was immaterial to total revenue.

The Company recently entered into an agreement with UT-Battelle, LLC (Battelle), a partnership between the University of Tennessee and Battelle, which manages the Oak Ridge National Laboratory for the U. S. Department of Energy. Under the terms of the agreement, feasibility runs will be performed to validate the PSP’s capabilities to produce specific isotopes of certain elements in the rare earth group of elements. Battelle intends to evaluate the materials produced by the PSP in experiments designed to determine their effectiveness as a fuel life extender for nuclear power generation. This initial agreement will not have a material impact on revenue or earnings, but the knowledge gained from the feasibility runs could provide information that may determine future uses of the PSP.

In addition to feasibility runs and isotope production, the PSP is capable of supplying palladium raw material that requires further processing that is expected to be equivalent to production from fifteen to twenty cyclotrons if necessary to support the ongoing research and development (R&D) initiatives underway to foster the Company’s diversification program, such as the TheraP clinical trial.

Following the approval of the Investigational Device Exemption granted by the U. S. Food and Drug Administration (FDA) in August 2002 to initiate the TheraP clinical trial, Theragenics™ began a clinical trial using a patented palladium-103 device early in 2003. The Company’s device, called the TheraSource™ Intravascular Brachytherapy System, is designed to prevent restenosis or renarrowing of arteries following treatment of peripheral vascular disease by percutaneous transluminal angioplasty. The trial was initiated at the Fuqua Heart Center at Piedmont Hospital and St. Joseph’s Hospitals, both in Atlanta. A third center is also under consideration for the study, to accelerate enrollment. In total, the trial calls for 30 patients in up to three centers to be enrolled in order to study the safety and feasibility of the system. Preliminary indications from the study are encouraging, although the study is ongoing and conclusions cannot yet be reached.

Additionally, an animal pilot study using palladium-103 in a prototype device designed for the treatment of age-related macular degeneration (AMD), a disease that leads to loss of eyesight and in some cases complete blindness, was completed early in 2002. Efforts continue toward the submission of an Investigational Device Exemption (IDE) to the FDA to begin a trial evaluating the safety and efficacy of a palladium-103 device for the treatment of AMD. Theragenics™ management plans to accelerate these efforts and will incur research and development expenditures based on these opportunities. As a result it is expected that research and development expenditures will increase in future quarters.

The Company is also searching for, reviewing and evaluating external opportunities for diversification in the form of joint ventures, partnerships, and/or acquisitions of technologies, products or companies.

Results of Operations

Revenues for the second quarter of 2003 were $8.9 million, compared to $11.1 million for the second quarter of 2002, a decrease of $2.2 million, or 19.1%. Revenues for the six months ended June 30, 2003 were $20.1 million, compared to $22.7 million for the same period in 2002, a decrease of $2.6 million, or 11.4%. During the second quarter of 2003, unit sales of the TheraSeed® product decreased approximately 21.3% from the second quarter of 2002 and decreased approximately 12.7% during the first six months of 2003 compared to the same period in 2002. Revenues from distributors decreased approximately 21.7% in the second quarter 2003 as compared to the second quarter of 2002. As a result of the Company’s direct sales initiative in the first half of 2003, revenues from sales to direct customers were 20.4% of total sales revenues in the second quarter of 2003 compared to 17.6% exclusively from TheraSeed® sales in the same quarter of 2002. This increase is directly related to a decrease in sales through distributors and also to the decrease in revenues from direct customers of approximately 6.2% in the second quarter of 2003 compared to the same period in 2002.

Currently, the Company has non-exclusive distribution agreements in place with two companies for the distribution of TheraSeed®. During the first and second quarters of 2003, distribution agreements with two prior distributors were discontinued upon notification of their respective acquisitions by an existing TheraSeed® distributor. Reduced sales to this distributor (as compared to prior sales to such existing distributor combined with the distributors it acquired) accounted for a significant portion of the sales decline.

In the second quarter of 2003, the average selling price realized by TheraSeed® was consistent with the average selling price realized in the second quarter of 2002. However, the Company’s weighted average unit selling price in the second quarter of 2003 was slightly lower than that in the second quarter of 2002, due to the introduction in 2003 of the lower-priced I-Seed device. The average unit sales price decrease combined with a decrease in unit volume sales (TheraSeed® and I-Seed combined) of approximately 17.3% and 9.2% during the second quarter and year to date 2003, respectively, compared to the same periods in 2002, contributed to the total decrease in revenues.

Management believes that the brachytherapy industry continues to be affected by the recent changes in Medicare reimbursement, declining prices for iodine-125 and palladium-103 products and ongoing consolidation in the industry, including the distributors of TheraSeed®. At any point in time, the Company and/or its non-exclusive distributors may change their respective pricing policies for the TheraSeed® or I-Seed (in the case of the Company) device in order to take advantage of market opportunities to respond to competitive situations. Responding to market opportunities and competitive situations could have an adverse effect on the prices of the TheraSeed® or I-Seed device and could have a favorable effect or prevent an unfavorable effect on market share and volumes. Conversely, the Company and its non-exclusive distributors could individually and independently decide to maintain per unit pricing under certain competitive situations that could adversely affect current or potential market share and volumes.

Licensing fees revenue represents licensing payments received for the Company’s TheraSphere® technology. Such licensing fees are not expected to become material in the foreseeable future.

Cost of sales was approximately $4 million during the second quarter of 2003, resulting in a gross profit margin of 55.8%, compared with cost of sales of $3.7 million and a gross profit margin of 66.7% during the second quarter of 2002. For the first half of 2003, cost of sales was $8.5 million, resulting in a gross profit margin of 57.6%, compared with cost of sales of $7.3 million and a gross profit margin of 67.7% during the first half of 2002. Costs associated with the Oak Ridge facility and PSP project were capitalized for a portion of 2002. However, the results reflect a decline in margins as expenses related to the Oak Ridge operations in the amount of approximately $868,000 in the second quarter of 2003 and $1.8 million in the first six months of 2003 are recognized in cost of sales. Also, direct costs related to I-Seed sales contributed to the decrease in the gross margin in 2003. Direct costs related to I-Seed production are expected to remain relatively high as a percentage of revenue until the product line is produced in-house. The product line for I-Seed is expected to be operational early in 2004. A portion of the increase in cost of sales as a percentage of sales for the second quarter and six months ending June 30, 2003 compared to the same periods in 2002, was due to the considerable fixed cost component of Theragenics’™ operations. The increases described above were partially offset by material and labor transferred to support the ongoing research and development efforts in the areas of peripheral vascular disease and macular degeneration (see “Overview” above). Also, the cost of sales increases were partially offset by the completion of depreciation during the first quarter of 2003 of the first of fourteen cyclotrons placed in operation.

Selling, general and administrative (SG&A) expenses were $3.2 million, or 36.1% of revenue, during the second quarter of 2003, compared to $3.6 million, or 32.3% of revenue, during the second quarter of 2002, a decrease of $0.3 million or 9.5%. For the first half of 2003, SG&A expenses were $6.6 million, or 33% of revenue, compared to $6.7 million, or 29.3% of revenue, during the first half of 2002, a minor decrease of approximately $39,000 or 0.6%. The decreases in the 2003 periods, primarily in the second quarter of 2003 compared to the same period of 2002, were due to efficiencies realized, leading to reduced expenses, in advertising and marketing activities in the Company’s direct-to-consumer advertising campaign. Also, compensation and benefits, and start up expenses associated with the Company’s PSP project (see “Overview” above and “Liquidity and Capital Resources” below), recognized in SG&A or capitalized in the same periods of 2002 are now primarily recognized in cost of sales. These decreases were partially offset by a significant increase in Directors and Officers liability insurance premiums and an increase in headcount and expenses associated with the direct sales force through the hiring of brachytherapy specialists to promote the TheraSeed® brand. Additional marketing activities include outsourcing of the Company’s cancer information center to healthcare specialist, Telerx, a subsidiary of Merck Pharmaceutical, for cancer information inquiries and patient support.

R&D expenses increased to $1.6 million, or approximately 18% of revenue, in the second quarter of 2003, from approximately $1.3 million, or approximately 11.3% of revenue, in the second quarter of 2002. R&D expenses also increased during the first half of 2003, to $3.1 million, or 15.5% of revenue from $2.2 million, or 9.6% of revenue, in 2002. The increase in R&D expenses was a result of the Company’s diversification initiatives geared to expand the application of palladium-103 to other oncological and non-oncological uses, and to explore options for using the Company’s expertise and capabilities in other areas. The bulk of these expenses were associated with the Company’s peripheral vascular and macular degeneration programs (see “Overview” above).

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

Other income, comprising interest income and non-operating expenses, was $225,000 in the second quarter of 2003 compared to $244,000 during the second quarter of 2002. For the first half of the year, other income was $453,000 in 2003, compared to $455,000 in 2002. The Company’s investments consist primarily of short-term cash investments and high-credit quality municipal obligations, in accordance with the Company’s investment policies. Funds available for investment have and will continue to be utilized for the Company’s current and future expansion programs, diversification efforts, and research and development activities. As funds continue to be used for these programs and activities, and as interest rates continue to change, management expects other income to fluctuate accordingly.

The Company’s effective income tax rate was approximately 35% for the quarter and six months ended June 30, 2003. The Company’s income tax rate in the period is lower than the statutory rate due to the recognition of tax credits generated by the Company’s investments in research activities and tax-exempt interest income.

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

Allowance for doubtful accounts. Management judgments and estimates are made and used in connection with establishing an allowance for the possibility that portions of our accounts receivable balances may become uncollectable. Accounts receivable are reduced by this allowance. Specifically, management analyzes accounts receivable in relation to current economic trends and changes in our customer payment history in establishing this allowance. The accounts receivable balance, net of the provision for this trade accounts receivables allowance of $137,000, was approximately $4.5 million as of June 30, 2003.

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

Liquidity and Capital Resources

The Company had cash, short-term investments and marketable securities of $70.0 million at June 30, 2003, compared to $68.3 million at December 31, 2002. Marketable securities consist primarily of short-term cash investments and high-credit quality municipal obligations, in accordance with the Company’s investment policies. The increase in cash, short-term investments and marketable securities was primarily a result of cash generated by operations offset primarily by capital expenditures. Working capital was $76.9 million at June 30, 2003, compared to $74.7 million at December 31, 2002. The Company also has an Unsecured Credit Agreement with a financial institution that provides for maximum borrowings of $40.0 million under two lines of credit, and an additional uncommitted $10.0 million line of credit. No borrowings were outstanding under the Unsecured Credit Agreement as of June 30, 2003. Letters of credit totaling $933,000 were outstanding under this agreement as of June 30, 2003. These letters of credit represent decommission funding required by the Georgia Department of Natural Resources and a utility deposit to the City of Oak Ridge, Tennessee in connection with the PSP facility. The existing Unsecured Credit Agreement, originally scheduled to expire August 30, 2003, has been extended to October 31, 2003. The Company intends to replace or renew its existing credit facilities. Alternative financing may be on less favorable terms to the Company than the existing credit facilities.

Cash generated by operations was $4.3 million and $8.1 million during the first six months of 2003 and 2002, respectively. Cash generated from operations consists of net earnings plus non-cash expenses such as depreciation, amortization, deferred income tax expense and changes in balance sheet items such as accounts receivable, inventories, prepaid expenses and payables. Depreciation and amortization increased to approximately $3.3 million in the first six months of 2003 from $2.9 million in the same period of 2002 largely due to the depreciation of the building and equipment placed in service at the Oak Ridge facility during the latter half of 2002. The increase in depreciation and amortization contributed by the Oak Ridge facility and equipment was partially offset by the completion of the depreciable life of one cyclotron mid way through the first quarter of 2003. Inventories increased approximately $700,000 in the first six months of 2003 primarily due to a palladium-103 purchase of approximately $500,000 to support ongoing and future R&D initiatives (see “Results of Operations” above). The raw material, purchased from a U.S. mining company, will be processed using PSP technology housed in the Oak Ridge facility. Inventory also increased in the six months ending June 30, 2003 as raw material, components and shipping supply inventory increased to accommodate the I-Seed product line. Prepaid expenses and other current assets increased as payments representing repair and spare parts for cyclotrons and equipment increased in 2003 compared to the same period in 2002. These primary sources of cash from operations were partially offset by the year-over-year decrease in net income.

Cash used in investing activities totaled $13.7 million and $7.8 million during the first half of 2003 and 2002, respectively. This spending related primarily to purchases of marketable securities according to the Company’s investment policy. Also, the Company’s purchase of the U. S. iodine-125 prostate brachytherapy business of BEBIG (see “Overview” above) contributed to capital spending in the period ending June 30, 2003. The Company procured an automated production line as part of the agreement that is expected to become operational in 2004. Progress payments have been made to BEBIG and will continue upon completion of pre-defined milestones. Therefore, the timing of all payments and subsequent delivery and operation of the equipment may vary based on milestone completion. A total of approximately $2.2 million in progress payments and capitalized professional fees has been paid through June 30, 2003.

The Company has constructed a facility in the Oak Ridge, Tennessee area to house the equipment, infrastructure and work force intended to support the production of isotopes, including palladium-103, using DOE technology. Construction costs of approximately $27 million have been incurred on the PSP Project through June 30, 2003. The building and PSP became operational during the latter half of 2002. Additional equipment in the amount of $1.7 million related to the Oak Ridge facility is expected to become operational during 2003 and/or 2004.

The Company expects that R&D spending will continue at the current level or will increase (see “Results of Operations”, above). At this time, routine capital expenditures, and the purchase of the equipment and facility renovations related to the iodine-125 line, are expected to reach approximately $12 million during 2003. Cash could also be used in 2003 for increased marketing and TheraSeed® support activities (see “Results of Operations” above), and in the pursuit of diversification efforts such as the purchase of technologies, products or companies.

Cash provided by financing activities was $470,000 and $274,000 in the first half of 2003 and 2002, respectively, consisting of cash proceeds from the exercise of stock options and the Company’s Employee Stock Purchase Plan.

The Company believes that current cash and investment balances, cash from future operations and credit facilities, will be sufficient to meet its currently anticipated working capital and capital expenditure requirements. In the event additional financing becomes necessary, management may choose to raise those funds through other means of financing, as appropriate.

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

On November 1, 2002, CMS issued its rule for 2003 Medicare OPPS reimbursement. Under the new rule, CMS bundled the costs of the brachytherapy procedure, as well as the costs for catheters, needles and all seeds, into two new codes for prostate brachytherapy (one for palladium-103 and one for iodine-125). By creating two codes and setting separate reimbursement amounts in the final rule for palladium-103 seed brachytherapy (including the TheraSeed® device) and iodine-125 seed brachytherapy (including the I-Seed device), CMS made an important, positive change compared to its initial proposal published on August 9, 2002. Specifically, the per-patient amount under the 2003 final rule for palladium-103 prostate brachytherapy exceeds the original payment amount proposed in August 2002 for both palladium-103 and iodine-125. The 2003 per-patient amount for palladium-103 prostate brachytherapy also exceeds the 2003 payment amount for iodine-125 prostate brachytherapy. To the extent that the brachytherapy costs exceed the bundled amount, the remaining cost may no longer be submitted for reimbursement.

Medicare reimbursement for brachytherapy continues to create confusion for hospitals and doctors. The Company believes that this confusion may have had a detrimental impact on sales in 2003 (see “Results of Operations” above). Management continues to closely monitor any effects of the new reimbursement structure on the brachytherapy market as it continues to evaluate pricing, marketing and distribution strategies.

Theragenics™ has been pursuing, and will continue to pursue avenues to attempt to address the reimbursement structure set forth by CMS. Theragenics™ is continuing its efforts to assist policymakers in formulating and revising Medicare policies to recognize the unique aspects of classification and reimbursement that apply to the TheraSeed® device and recognize its superior characteristics compared to other avenues of treatment. These efforts include working with policymakers to advance legislation, which would create more favorable reimbursement for brachytherapy devices. Theragenics™ in conjunction with the brachytherapy device industry was successful in getting appropriate language in the House Medicare Reform Bill. In addition less favorable “placeholder” language was included in the Senate Bill. At this time, the Company is unable to predict which, if any, of the proposed reforms will be enacted.

The Company continues to engage a consulting firm specializing in reimbursement practices to help communicate brachytherapy reimbursement guidelines to customers.

Forward Looking and Cautionary Statements

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding sales, marketing and distribution efforts, third-party reimbursement, CMS policy, sales mix, effectiveness of non-exclusive distribution agreements, pricing for the TheraSeed® and I-Seed devices, future cost of sales, R&D efforts and expenses, inventory investment, SG&A expenses, other income, timing and ultimate outcome of the Company’s activities in restenosis, macular degeneration and other diversification efforts, potential new products and opportunities, the PSP project, the development of new markets and technologies, the capabilities of the PSP to produce enriched isotopes, opportunities for isotopes produced by Theragenics™, the identification and development of new markets and applications for isotopes, Theragenics’™ plans and strategies for diversification, and the sufficiency of the Company’s liquidity and capital resources. From time to time, the Company may also make other forward-looking statements relating to such matters as well as statements relating to anticipated financial performance, business prospects, technological developments, other research and development activities and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with research and development activities, including animal studies and clinical trials related to new products, risks associated with new product development cycles, effectiveness and execution of marketing and sales programs of Theragenics and its non-exclusive distributors, risks associated with customer distribution concentration and consolidation among non-exclusive distributors, potential costs and delays in capacity expansion and start-up, (especially as it relates to the PSP project and the iodine-125 line and automated equipment purchase from BEBIG), the actual start-up for the PSP project, the actual installation of the automated equipment for the iodine-125 line, the iodine-125 product line, potential changes in product pricing and competitive conditions, continued acceptance of TheraSeed® or the I-Seed devices by the market, management of growth, acceptance and efficacy of pallidium-103 for other applications, adverse changes in governmental program priorities and budgetary funding by the relevant governmental authorities, continuing access to unique DOE technology, government regulation of the therapeutic radiological pharmaceutical and device business, potential changes in third-party reimbursement, Congressional action or inaction on the President’s Medicare Bill, risks associated with market development activities, inability of the PSP to produce isotopes suited for a particular application, potential inability to produce selected isotopes at costs competitive to other options, risks associated with governmental regulations and related export controls and security requirements for PSP products. All forward looking statements and cautionary statements included in this document are made as of the date hereby based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward looking statement or cautionary statement.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk exposure, related to market risk sensitive financial instruments, is not material. Letters of credit totaling approximately $933,000 were outstanding under the terms of the Unsecured Credit Agreement as of June 30, 2003. No borrowings were outstanding under the Unsecured Credit Agreement as of June 30, 2003. (See Liquidity and Capital Resources above).

Item 4.     Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. Furthermore, with regard to the Company’s internal controls, there have been no significant changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that materially affected, or are likely to materially affect the Company’s internal control over financial reporting. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings.

See Note D to the Company’s financial statements included in Part I, Item 1 of this report, which is incorporated by reference hereby.

Item 4.     Submission of Matters to a Vote of Securities Holders

(a)	The annual meeting of shareholders was held on May 13, 2003.

(b)

Otis Brawley and Earnest Deavenport, Jr. were reelected to the board of directors and will serve for a three-year term. Mr. Brawley received 27,343,342 votes for his election with 300,456 withholding authority, and Mr. Deavenport received 27,340,613 votes for his election with 303,185 withholding authority.

(c)

Grant Thornton LLP was approved as independent accountants for the Company for the fiscal year ending December 31, 2003 by a vote of 27,463,752 shares for, 152,889 shares against and 27,157 shares abstaining.

Item 6.     Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit No.	Title
10.1	First amendment to executive employment agreement for M. Christine Jacobs.
10.2	Fourth amendment to executive employment agreement for Bruce W. Smith.

10.3	Extension of credit agreement dated August 30, 1999 between Theragenics Corporation® and Wachovia Bank, National Association.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant of Section 1350, Chapter 63 of United States Code, as Adopted to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 1350, Chapter 63 of United States Code, as Adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Form 8-K furnished on April 22, 2003 under Item 9, “Regulation FD Disclosure” but intended to be furnished under Item 12, “Results of Operations and Financial Condition” (with respect to a press release relating to the Company’s performance in the first quarter ended March 31, 2003). On July 29, 2003, the Company furnished a Current Report on Form 8-K under Item 12 that included a press release and edited conference call transcript announcing the Company’s financial results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT:

THERAGENICS CORPORATION®

/s/ M. Christine Jacobs M. Christine Jacobs Chief Executive Officer

/s/ James A. MacLennan James A. MacLennan Chief Financial Officer

Dated: August 14, 2003