Form 10-Q
period 2003-09-30
THERAGENICS CORP
filed 2003-11-14
CIK 795551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X _ NO ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES X _

NO ___

As of November 10, 2003 the number of shares of $.01 par value common stock outstanding was 29,936,996.

THERAGENICS CORPORATION®

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION:	Page No.
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Balance Sheets - September 30, 2003 and December 31, 2002	xx
Statements of Earnings for the three and nine months ended September 30, 2003 and 2002	xx
Statements of Cash Flows for the nine months ended September 30, 2003 and 2002	xx
Statement of Changes in Stockholders' Equity for the nine months ended September 30, 2003	xx
Notes to Financial Statements	xx
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES	xx
PART II. OTHER INFORMATION	xx
ITEM 1. LEGAL PROCEEDINGS	XX
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS	XX
ITEM 6. EXHIBITS AND REPORTS ON FOR 8-K	XX
SIGNATURES	XX

THERAGENICS CORPORATION®
BALANCE SHEETS

(Amounts in thousands, except per share data)

ASSETS

	September 30,	December 31,
	2003	2002

CURRENT ASSETS
Cash and short-term investments	$46,222	$56,344
Marketable Securities	21,802	11,977
Trade accounts receivable, less allowance of $153 in
2003 and $147 in 2002	5,028	4,789
Inventories	1,769	1,087
Deferred income tax asset	648	630
Prepaid expenses and other current assets	3,532	2,281

TOTAL CURRENT ASSETS	79,001	77,108
Buildings and improvements	42,338	42,279
Machinery and equipment	56,330	54,578
Office furniture and equipment	769	754

	99,437	97,611
Less accumulated depreciation and amortization	(32,778)	(27,717)

	66,659	69,894
Land	822	822
Construction in progress	2,973	3,334

TOTAL PROPERTY AND EQUIPMENT	70,454	74,050
Product line purchase deposit	4,232

TOTAL ASSETS	$153,936	$151,395

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION®
BALANCE SHEETS

(Amounts in thousands, except per share data)

LIABILITIES & STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2003	2002
	(unaudited)

CURRENT LIABILITIES
Trade accounts payable	$1,504	$1,554
Accrued salaries, wages and payroll taxes	743	489
Other current liabilities	593	341

TOTAL CURRENT LIABILITIES	2,840	2,384
LONG-TERM LIABILITIES
Deferred income taxes	7,077	6,853
Asset retirement obligation	502
Other liabilities	66	68

TOTAL LONG-TERM LIABILITIES	7,645	6,921
STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 100,000
shares authorized; 29,933 and 29,760
issued and outstanding	299	298
Additional paid-in capital	61,723	61,197
Retained earnings	81,427	80,552
Accumulated other comprehensive income	2	43

TOTAL STOCKHOLDERS' EQUITY	143,451	142,090

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$153,936	$151,395

        The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION®
STATEMENTS OF OPERATIONS

(UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUE
Product sales	$8,494	$9,781	$28,452	$32,217
Licensing fees	25	47	118	306

Total revenue	8,519	9,828	28,570	32,523
COST OF SALES	3,614	3,261	12,110	10,596

GROSS PROFIT	4,905	6,567	16,460	21,927
OPERATING EXPENSES
Selling, general & administrative	3,404	2,952	10,025	9,612
Research & development	2,348	2,434	5,461	4,619

	5,752	5,386	15,486	14,231

EARNINGS/(LOSS) FROM OPERATIONS	(847)	1,181	974	7,696
OTHER INCOME (EXPENSE)
Interest income	257	282	784	795
Interest and financing costs	(31)	(15)	(107)	(77)
Other	(1)	(38)	1	(34)

	225	229	678	684

Earnings/(loss) before income tax and cumulative
effect of change in accounting principle	(622)	1,410	1,652	8,380
Income tax expense/(benefit)	(234)	526	555	3,046

Earnings/(loss) before cumulative effect of change
in accounting principle	$(388)	$884	$1,097	$5,334
Cumulative effect of change in accounting
principle	(222)

NET EARNINGS/(LOSS)	$(388)	$884	$875	$5,334

THERAGENICS CORPORATION®

STATEMENTS OF OPERATIONS con’t

(UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
NET EARNINGS/(LOSS) PER COMMON SHARE
Basic:
Earnings/(loss) before cumulative effect of
change in accounting principle	$(0.01)	$0.03	$0.04	$0.18
Cumulative effect of change in accounting
principle			(0.01)

Net earnings/(loss) per common share (basic)	$(0.01)	$0.03	$0.03 .	$0.18

Diluted:
Earnings/(loss) before cumulative effect of
change in accounting principle	$(0.01)	$0.03	$0.04	$0.18
Cumulative effect of change in accounting
principle			(0.01)

Net earnings/(loss) per common share (diluted) $	(0.01)	$0.03	$0.03	$0.18

WEIGHTED AVERAGE SHARES:
Basic	29,932	29,755	29,890	29,851
Diluted	30,030	29,945	30,055	30,126
Net earnings/(loss)	$(388)	$884	875	$5,334
Comprehensive income/(loss)
Unrealized gain/(loss) on securities
available for sale:	0	0	(42)	37

Total comprehensive income/(loss)	$(388)	$884	833	$5,371

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION®
STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands, except per share data)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$875	$5,334
Adjustments to reconcile net earnings to
net cash provided by operating activities
Cumulative effect of change in accounting principle	222
Deferred income taxes	336	46
Depreciation & amortization	4,900	4,526
Provision for allowances	32	17
Stock-based compensation	32	50
Income tax benefit from options	5	109
Loss on disposal of equipment	3	12
Changes in assets and liabilities:
Accounts receivable	(245)	659
Inventories	(708)	390
Prepaid expenses and other current assets	(1,251)	(623)
Other assets	(30)	(15)
Trade accounts payagle	(50)	(570)
Accrued salaries, wages and payroll taxes	254	319
Other current liabilities	252	387
Other long-term liabilities	(2)	(3)

Net cash provided by operating activities	4,625	11,778
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of property and equipment	(5,413)	(2,716)
Purchases and maturities of marketable securities	(9,825)	(3,908)

Net cash used by investing activities	(15,238)	(6,624)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and stock purchase plan	491	291

Net cash provided by financing activities	491	291
NET CHANGE IN CASH AND
SHORT-TERM INVESTMENTS	(10,122)	5,445
CASH AND SHORT-TERM INVESTMENTS AT
BEGINNING OF PERIOD	56,344	45,373

CASH AND SHORT-TERM INVESTMENTS AT
END OF PERIOD	$46,222	$50,818

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION®
STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED September 30, 2003

(UNAUDITED)

(Amounts in thousands, except per share data)

	Common Stock
	Number of shares	Par value $0.01	Additional paid-in capital	Retained earnings	Other comprehensive income	Total
BALANCE, December 31, 2002	29,760	$298	$61,197	$80,552	43	$142,090
Exercise of stock options	155	1	434	0	0	435
Employee stock purchase plan	18	0	55	0	0	55
Stock-based compensation	0	0	32	0	0	32
Unrealized gain (loss) on securities
available for sale	0	0	0	0	(41)	(41)
Tax effect from options	0	0	5	0	0	5
Net earnings for the period	0	0	0	875	0	875

BALANCE, September 30, 2003	29,993	$299	$61,723	$81,427	$2	$143,451

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION®

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

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

NOTE B – DISTRIBUTION AGREEMENTS AND MAJOR CUSTOMERS

The Company sells its TheraSeed® directly to health care providers and to third party distributors. Theragenics™ also distributes I-Seed, an iodine-125 based medical device, directly to health care providers. During the first quarter of 2003, the distribution agreement with one distributor was discontinued upon notification of the acquisition of the distributor by C. R. Bard, also a TheraSeed® distributor. In addition, during the second quarter of 2003, Theragenics™ was notified that a current distributor acquired another TheraSeed® distributor. Currently, the Company has non-exclusive distribution agreements in place with two companies for the distribution of TheraSeed®, C. R. Bard and Medi-Physics, Inc. (formerly d/b/a/ Nycomed Amersham and now part of Oncura, a company formed by a merger of the brachytherapy business of Amersham plc and Galil Medical Ltd.) Sales to the two non-exclusive distributors represented approximately 81% of total product revenue for the quarter ended September 30, 2003 and 82% for the nine months ended September 30, 2003, with sales to each of the two non-exclusive distributors exceeding 10% of total revenue for the quarter and year-to-date. Accounts receivable from the non-exclusive distributors represented approximately 74% of accounts receivable at September 30, 2003, both exceeding 10% of total accounts receivable.

NOTE C — CONSTRUCTION IN PROGRESS AND PURCHASE COMMITMENTS

The U.S. Department of Energy (DOE) has granted Theragenics™ access to unique DOE technology (plasma separation process or “PSP”) for use in production of isotopes, including palladium-103. The Company has constructed a facility in Oak Ridge, Tennessee to house the equipment, infrastructure and work force necessary to support the production of isotopes, including palladium-103, using this DOE technology. The building and the PSP became

THERAGENICS CORPORATION®

NOTES TO FINANCIAL STATEMENTS – CONTINUED

SEPTEMBER 30, 2003

(Unaudited)

operational during the latter half of 2002. Additional equipment in the amount of $1.7 million has not yet been placed in service and is recorded as construction-in-progress on the accompanying balance sheet for the period ended September 30, 2003.

The Company diversified its product line in 2003 with the purchase of the U. S. iodine-125 prostate brachytherapy business of BEBIG Isotopen-und Medizintechnik GmbH (BEBIG), formerly distributed by Isotope Products Laboratories (both subsidiaries of a publicly traded German company, Eckert & Ziegler AG). The purchase gives Theragenics™ exclusive U.S. manufacturing and distribution rights to an iodine-125-based medical device for the treatment of prostate cancer. Theragenics™ also acquired BEBIG’s assets related to this operation. Non-exclusive rights to distribute TheraSeed® in Europe were granted to BEBIG as part of the transaction. Progress payments are being made to BEBIG based upon completion of pre-defined milestones. Therefore, the timing of all outstanding payments and subsequent operation of the equipment may vary based on milestone completion. A total of approximately $4.2 million in progress payments and professional fees has been paid through September 30, 2003.

NOTE D – CONTINGENCIES

In January 1999, the Company and certain of its officers and directors were named as defendants in certain securities actions alleging violations of the federal securities laws, including Sections 10(b), 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934, as amended. These actions have been consolidated into a single action pending in the U.S. District Court for the Northern District of Georgia. The complaint, as amended, purports to represent a class of investors who purchased or sold securities during the time period from January 29, 1998 to January 11, 1999. The amended complaint generally alleges that the defendants made certain misrepresentations and omissions in connection with the performance of the Company during the class period and seeks unspecified damages. On May 14, 1999 a stockholder of the Company filed a derivative complaint in the Delaware Court of Chancery purportedly on behalf of the Company, alleging that certain directors breached their fiduciary duties by engaging in the conduct that is alleged in the consolidated federal class action complaint. The derivative action has been stayed by the agreement of the parties. On July 19, 2000, the Court granted the Company’s motion to dismiss the consolidated federal class action complaint for failure to state a claim against the Company, and granted the plaintiffs leave to amend their complaint. On August 21, 2000, the plaintiffs filed a second amended complaint and on March 30, 2001, the Court denied the defendant’s motion to dismiss the plaintiffs’ second amended complaint. The Court also denied the Company’s motion for reconsideration. Subsequently, the court certified the class and the parties commenced discovery. Discovery in the case is now complete. On September 30, 2003 the Company filed a motion for summary judgment, which is currently pending before the Court. A ruling on this motion is not anticipated until early 2004. Management continues to believe these charges are without merit and is opposing the litigation vigorously; however, given the nature and stage of the proceedings, the ultimate outcome of the litigation cannot be determined at this time. Accordingly, no provision has been made for any liability that might result from this litigation.

THERAGENICS CORPORATION®

NOTES TO FINANCIAL STATEMENTS – CONTINUED

September 30, 2003

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

	Three Months Ended		SNine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Net earnings, as reported	$(388)	$884	$875	$5,334
Less: total stock-based compensation
expense determined under fair value
method for all stock options, net of
related income tax benefit	(192)	(282)	(629)	(845)

Pro forma net earnings	$(580)	$602	$246	4,489
Basic net earnings per common share:
As reported	$(0.01)	0.03	$0.04	$0.18
Pro forma	$(0.02)	0.02	$0.03	$0.15
As reported	$(0.01)	0.03	$0.04	$0.18
Pro forma	$(0.02)	0.02	$0.03	$0.15

THERAGENICS CORPORATION®

NOTES TO FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2003
(Unaudited)

        Fair value was estimated on the grant date using the Black-Scholes options-pricing model with the following assumptions for options issued during third quarter ending September 30, 2003 and third quarter and nine months ending September 30, 2002.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected stock price volatility	75.5%	71.0%	75.5%	71.0%
Risk-free interest rate	3.4%	3.0%	3.4%	3.0%
Expected life of option (years)	5.5	5.0	5.5	5.0

THERAGENICS CORPORATION®

NOTES TO FINANCIAL STATEMENTS – CONTINUED

September 30, 2003

(Unaudited)

        Fair value was estimated on the grant date using the Black-Scholes options-pricing model with the following assumptions for options issued during the nine months ending September 30, 2003 and nine months ending September 30, 2002.

NOTE F – ASSET RETIREMENT OBLIGATIONS

In September 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which is effective for the Company’s 2003 fiscal year. Under Statement 143, a future retirement obligation relating to future decommissioning costs of the Company’s equipment and buildings is recorded at present value by discounting the Company’s estimated future asset retirement obligation using the Company’s estimated credit-adjusted borrowing rate. The offset to the liability is capitalized as part of the carrying amount of the related long-lived asset. The asset retirement obligation (ARO) has been recorded in the accompanying balance sheet and will be adjusted to fair value over the estimated useful lives of the assets as an accretion expense.

At January 1, 2003 the Company adopted Statement 143 and recognized an initial ARO of approximately $478,000 and net capitalized costs of $126,000. The impact of adopting the Statement was recognized as a cumulative effect of change in accounting principle in the amount of $353,000 ($222,000 after taxes). The Company has recognized an increase in the ARO of approximately $9,000 and $23,000 for the third quarter and nine months ended September 30, 2003 representing the accretion expense. Approximately $7,000 and $22,000 in amortization expense was recognized for the third quarter and nine months ended September 30, 2003 related to the capitalized cost through the period ending September 30, 2003.

THERAGENICS CORPORATION®

NOTES TO FINANCIAL STATEMENTS – CONTINUED

September 30, 2003

(Unaudited)

The pro forma effects of the application of Statement 143 as if the Statement had been adopted on January 1, 2002 (rather than January 1, 2003) are presented below:

Pro forma amounts assuming the accounting change is applied retroactively net-of-tax:

Pro forma amounts assuming the accounting change is applied retroactively net-of-tax:	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002
(in thousands, except per share data)
Net earnings	$(388)	$867	$875	$5,128
Basic and diluted net earnings per
common share	$(0.01)	$0.03	$0.03	$0.17

The pro forma asset retirement obligation liability balances as if Statement 143 had been adopted on January 1, 2002 (rather than January 1, 2003) are as follows:

(in thousands)	Nine months ended September 30,
	2003	2002
Pro forma amounts of liability for asset
retirement obligation at beginning of 2003	$478	$446
Pro forma amounts of liability for asset
retirement obligation at end of six months 2003	$502	$470

NOTE G – UNSECURED CREDIT AGREEMENT

On October 29, 2003, the Company signed a Credit Agreement with a financial institution that provides for maximum borrowings of $40.0 million through a credit facility secured for a three-year term. No borrowings were outstanding under previous credit agreements as of September 30, 2003. No borrowings are outstanding under the current Credit Agreement. Interest on outstanding borrowings is payable at the rate of interest periodically designated by the financial institution as its base rate, or, at the option of the Company, interest may accrue at a LIBOR based rate, plus applicable margin which is subject to quarterly adjustment, based on a performance grid. Interest on base rate loans is payable monthly, while interest on LIBOR loans is payable on the last day of the applicable one, two or three month interest period. The Credit Agreement provides for a “springing lien” to be established on certain assets of the Company in the event an event of default (as that term is defined by the agreement) occurs under the Credit Agreement.

Certain provisions of the Unsecured Credit Agreement limit the incurrence of debt and require the maintenance of certain financial ratios, among other things. Letters of credit totaling $933,000 were outstanding under the prior credit agreement as of September 30, 2003

THERAGENICS CORPORATION®

NOTES TO FINANCIAL STATEMENTS – CONTINUED

September 30, 2003

(Unaudited)

primarily related to decommission funding required by the Georgia Department of Natural Resources.

NOTE H – NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the Emerging Issues and Task Force (EITF) issued Issue 00-21, or “EITF 00-21, for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on determining whether a revenue arrangement contains multiple deliverable items and if so, requires revenue be allocated among the different items based on fair value. EITF 00-21 also requires that revenue on any item in a revenue arrangement with multiple deliverables not delivered completely must be deferred until delivery of the item is completed. EITF 00-21 had an impact on the Company's financial statements, as the Company’s revenue arrangements do not involve multiple deliverables.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS 150 represents a significant change in practice in the accounting for a number of mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 had no effect on the Company’s results of operations or financial condition.

In April 2003 the Financial Accounting Standards Board issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, effective for contracts entered into or modified after September 30, 2003, and hedging relationships designated after September 30, 2003. Statement No. 149 clarifies the definition of a derivative, and is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement No. 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. The effect of the adoption of this statement is not material on the Company’s results of operations or financial condition.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after September 15, 2003. The

THERAGENICS CORPORATION®

NOTES TO FINANCIAL STATEMENTS – CONTINUED

September 30, 2003

(Unaudited)

application of this Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. Management has evaluated this accounting standard and has determined no disclosure is necessary, as the Company does not have an interest in variable interest entities.

NOTE I – REVENUE RECOGNITION

Product sales represent orders for the TheraSeed® and I-Seed devices. The implantable radiation devices produced according to patient and procedure requirements are sold to third-party distributors, as well as to direct customers. All revenues from product sales are recognized upon shipment and are generally not returnable. Licensing fees are recognized in the period to which they relate.

NOTE J – SUBSEQUENT EVENT (Credit Facility)

Subsequent to the end of the quarter, the Company executed a Credit Agreement with a financial institution on October 29, 2003. The Credit Agreement, which expires on October 29, 2006 (subject to earlier termination by the lender upon the occurrence of certain events of default), provides for revolving borrowings of up to $40.0 million at any time outstanding, including a $5.0 million sub-limit for letters of credit. Interest on outstanding borrowings is payable at the rate of interest periodically designated by the financial institution as its base rate, or, at the option of the Company, interest may accrue at a LIBOR based rate, plus an applicable margin which is subject to quarterly adjustment. Interest on base rate loans is payable monthly, while interest on LIBOR loans is payable on the last day of the applicable one, two or three month interest period.

The Credit Agreements is unsecured, but provides for a “springing lien” to be established on certain of the assets of the Company in the event certain events of default occur under the Credit Agreement. The Credit Agreement contains representations and warranties, as well as affirmative, reporting and negative covenants, customary for financings of this type. Among other things, certain provisions of the Credit Agreement limit the incurrence of additional debt and require the maintenance of certain financial ratios.

The Credit Agreement replaced the August 1999 unsecured credit agreement with the Company’s previous lender, which would have expired on October 31, 2003. The prior credit agreement had provided for a $40.0 million revolving loan and letter of credit commitment, and an additional uncommitted $10.0 million line of credit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERAGENICS CORPORATION®

      Item 2. Management’s’ Discussion and Analysis of Financial Condition andResults
of Operations

Overview

Theragenics Corporation® is the manufacturer of TheraSeed®, a rice-sized, FDA-cleared device used to treat solid localized tumors, primarily prostate cancer, with a one-time, minimally invasive procedure. Theragenics™ is the world’s leading producer of palladium-103, the radioactive isotope that supplies the therapeutic radiation for its TheraSeed® implant. Physicians, hospitals and other healthcare providers, primarily located in the United States, utilize the TheraSeed® product. TheraSeed® has also been approved for marketing throughout the member countries of the European Union by obtaining its CE Mark. Sales of TheraSeed® in Europe have not been significant. The Company currently sells its TheraSeed® implants directly to physicians and non-exclusive third-party distributors.

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

The Company has an active and ongoing program targeted at diversifying its future revenue stream. As part of this program the Company constructed a facility in the Oak Ridge, Tennessee area to house the equipment, infrastructure and work force necessary to support the production of isotopes, including palladium-103, using unique plasma separation process (PSP) technology being leased from the U.S. Department of Energy. PSP technology is a method of separating relatively large quantities of non-radioactive isotopes. In the past the PSP technology demonstrated the ability to produce material for the U.S. Government to support nuclear power generation. The Company believes that the PSP technology enables current and future feasibility runs designed to validate isotope usage in various markets and industries in addition to possibly increasing the Company’s manufacturing capacity and allowing for expanded use of palladium-103 in other applications.

In July 2002 Theragenics™ signed an agreement with an international nuclear fuel services company to use the PSP technology to produce test quantities of certain gadolinium isotopes for determining the isotopes’ usefulness as a fuel life extender in nuclear power generation. The material was delivered during the second quarter of 2003. This agreement did not have a material impact on revenue or earnings.

The Company entered into an agreement in the second quarter of 2003 with UT-Battelle, LLC, a partnership between the University of Tennessee and Battelle which manages the Oak Ridge National Laboratory for the U. S. Department of Energy. Under the terms of the agreement, feasibility runs were performed to validate the PSP’s capabilities to produce certain “rare earth” elements. The agreement was completed in the third quarter of 2003. UT-Battelle intends to evaluate the materials produced by the PSP in experiments designed to determine their effectiveness as a fuel life extender for nuclear power generation. This agreement did not have a material impact on revenue or earnings, but the knowledge gained from the feasibility runs could provide information that may determine future uses of the PSP. The PSP is also capable of producing palladium raw material that, following further processing, could generate Pd-103 output equal to or greater than the Company’s current cyclotron capacity. This capacity can be utilized to support the ongoing research and development (R&D) initiatives underway to foster the Company’s diversification program, such as the TheraP clinical trial. The TheraP trial uses a palladium-103 device, called the TheraSource™ Intravascular Brachytherapy System, designed to prevent restenosis or renarrowing of arteries following treatment of peripheral vascular disease by percutaneous transluminal angioplasty.

Following the approval of the Investigational Device Exemption granted by the U. S. Food and Drug Administration (FDA) in August 2002 to initiate the TheraP clinical trial, Theragenics™ began a clinical trial using a patented palladium-103 device early in 2003. The trial was initiated at the Fuqua Heart Center at Piedmont Hospital and St. Joseph’s Hospitals, both in Atlanta. A third center signed on and began enrollment in the trial early in the fourth quarter. In total, the trial calls for 30 patients in up to three centers to be enrolled in order to study the safety and feasibility of the system. To date, 14 patients have been implanted. Preliminary indications from the study are encouraging, although the study is ongoing and conclusions cannot yet be reached.

Additionally, an animal pilot study using palladium-103 in a prototype device designed for the treatment of age-related macular degeneration (AMD), a disease that leads to loss of eyesight and in some cases complete blindness, was completed early in 2002. Efforts continue toward the submission of an Investigational Device Exemption (IDE) to the FDA to begin a trial evaluating the safety and efficacy of a palladium-103 device for the treatment of AMD. The increases in research and development expenditures may continue as these initiatives are pursued.

The Company is also searching for, reviewing and evaluating external opportunities for diversification in the form of joint ventures, partnerships, and/or acquisitions of technologies, products and companies.

Results of Operations

Revenues for the third quarter of 2003 were $8.5 million, compared to $9.8 million for the third quarter of 2002, a decrease of $1.3 million, or 13.3%. Revenues for the nine months ended September 30, 2003 were $28.6 million, compared to $32.5 million for the same period in 2002, a decrease of $3.9 million, or 12.2%. During the third quarter of 2003, unit sales of the TheraSeed® product decreased approximately 17.2% from the third quarter of 2002 and 14.1% in the first nine months of 2003 compared to the same period in 2002. Revenues from distributors decreased approximately 25.8% in the third quarter 2003 as compared to the third quarter of 2002. As a result of the Company’s direct sales initiative throughout 2003, revenues from sales to direct customers were 18.7% of total sales revenues in the third quarter of 2003 compared to 16.1% exclusively from TheraSeed® sales in the same quarter of 2002. This increase is directly related to a decrease in sales through distributors.

Currently, the Company has non-exclusive distribution agreements in place with two companies for the distribution of TheraSeed®. An existing TheraSeed® distributor acquired two prior distributors during the first half of 2003. Comparing this consolidated distributor’s sales to the sales of the same three distributors shows a 27% reduction for the three months ended and a 22% reduction for the nine months ended September 30, 2003 when compared to the same periods of 2002.

In the third quarter of 2003, the average selling price realized by TheraSeed® was consistent with the average selling price realized in the third quarter of 2002. However, the Company’s weighted average unit selling price in the third quarter of 2003 was slightly lower than that in the third quarter of 2002, due to the introduction in 2003 of the lower-priced I-Seed device. Quarter over quarter, the weighted average unit sales price decrease (TheraSeed® and I-Seed) combined with a decrease in total unit sales of brachytherapy seeds of approximately 20.4% and 17.1% during the third quarter and year to date 2003, respectively, was primarily responsible for the decrease in revenues.

Management believes that the brachytherapy industry continues to be affected by the changes in Medicare reimbursement, declining prices for iodine-125 and palladium-103 products and ongoing consolidation in the industry, including consolidation of TheraSeed® distributors. At any point in time, the Company and/or its non-exclusive distributors may change their respective pricing policies for the TheraSeed® or I-Seed (in the case of the Company) devices in order to take advantage of market opportunities to respond to competitive situations. Responding to market opportunities and competitive situations could have an adverse effect on the prices of the TheraSeed® or I-Seed devices and could have a favorable effect or prevent an unfavorable effect on market share and volumes. Conversely, the Company and its non-exclusive distributors could individually and independently decide to maintain per unit pricing under certain competitive situations that could adversely affect current or potential market share and volumes.

Licensing fees revenue represents licensing payments received for the Company’s TheraSphere® technology. Such licensing fees are not expected to become material in the foreseeable future.

Cost of sales was approximately $3.6 million during the third quarter of 2003, resulting in a gross profit margin of 57.6%, compared with cost of sales of $3.3 million and a gross profit margin of 66.8% during the third quarter of 2002. For the first nine months of 2003, cost of sales was $12.1 million, resulting in a gross profit margin of 57.6%, compared with cost of sales of $10.6 million and a gross profit margin of 67.4% for the same period of 2002. Prior to coming on line in the latter half of 2002, costs associated with the Oak Ridge facility and PSP project were capitalized. Margins declined as expenses related to the Oak Ridge operations in the amount of approximately $885,000 in the third quarter of 2003 and $2.7 million in the first nine months of 2003 were recognized in cost of sales. Direct costs related to I-Seed sales also contributed to the decrease in gross margin in 2003. Direct costs related to I-Seed production are expected to remain relatively high as a percentage of revenue until the I-Seed product is manufactured in-house. The product line for I-Seed is expected to be operational early in 2004. A portion of the increase in cost of sales as a percentage of sales for the third quarter and nine months ending September 30, 2003 compared to the same periods in 2002 is due to the considerable fixed cost component of Theragenics’™ operations. The increases described above were partially offset by material and labor transferred to support the ongoing research and development efforts in the areas of peripheral vascular disease and macular degeneration (see “Overview” above). Cost of sales increases were partially offset by the completion of depreciation during the first quarter of 2003 of the first of fourteen cyclotrons placed in operation.

Selling, general and administrative (SG&A) expenses were $3.4 million, or 40.0% of revenue, during the third quarter of 2003, compared to $3.0 million, or 30.0% of revenue, during the third quarter of 2002, an increase of $0.4 million or 15.3%. For the nine months of 2003, SG&A expenses were $10.0 million, or 35.1% of revenue, compared to $9.6 million, or 29.6% of revenue, during the same period of 2002, an increase of approximately $0.4 million or 4.3%. The increases in the 2003 periods compared to the same period of 2002, were due to an increase in headcount and expenses associated with the direct sales force through the hiring of brachytherapy specialists to promote the TheraSeed® brand. Additional marketing activities include outsourcing of the Company’s cancer information center to healthcare specialist, Telerx, a subsidiary of Merck Pharmaceutical, for cancer information inquiries and patient support and a significant increase in Directors and Officers liability insurance premiums. These increases were partially offset by certain Oak Ridge PSP related costs recognized in cost of sales during the entire 2003 period (see “Overview” above and “Liquidity and Capital Resources” below).

R&D expenses decreased slightly to $2.3 million, or approximately 27.6% of revenue, in the third quarter of 2003, from approximately $2.4 million, or approximately 24.8% of revenue, in the second quarter of 2002. R&D expenses increased during the first nine months of 2003, to $5.5 million, or 19.1% of revenue from $4.6 million, or 14.2% of revenue, in 2002. The increase in R&D expenses in the nine month period was a result of the Company’s diversification initiatives geared to expand the application of palladium-103 to other oncological and non-oncological uses, and to explore options for using the Company’s expertise and capabilities in other areas. The bulk of these expenses were associated with the Company’s peripheral vascular and macular degeneration programs (see “Overview” above).

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

Other income, comprising interest income and non-operating expenses, was $225,000 in the third quarter of 2003 compared to $229,000 during the third quarter of 2002. For the first nine months of the year, other income was $678,000 in 2003, compared to $684,000 in 2002. The Company’s investments consist primarily of short-term cash investments and high-credit quality municipal obligations, in accordance with the Company’s investment policies. Funds available for investment have, and will continue to be utilized for the Company’s current and future expansion programs, diversification efforts, and research and development activities. As funds continue to be used for these programs and activities, and as interest rates continue to change, management expects other income to fluctuate accordingly.

The Company’s effective income tax rate was approximately 34% for the period ended September 30, 2003. The Company’s income tax rate in the period is lower than the statutory rate due to the recognition of tax credits generated by the Company’s investments in research activities and tax-exempt interest income.

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

Allowance for doubtful accounts. Management judgments and estimates are made and used in connection with establishing an allowance for the possibility that portions of our accounts receivable balances may become uncollectable. Accounts receivable are reduced by this allowance. Specifically, management analyzes accounts receivable in relation to current economic trends and changes in our customer payment history in establishing this allowance. The accounts receivable balance, net of the provision for this trade accounts receivables allowance of $153,000, was approximately $5.0 million as of September 30, 2003.

Liquidity and Capital Resources

The Company had cash, short-term investments and marketable securities of $68.0 million at September 30, 2003, compared to $68.3 million at December 31, 2002. Marketable securities consist primarily of short-term cash investments and high-credit quality municipal obligations, in accordance with the Company’s investment policies. Working capital was $76.2 million at September 30, 2003, compared to $74.7 million at December 31, 2002. The Company also has a Credit Agreement with a financial institution that provides for revolving borrowings of up to $40.0 million, including a $5.0 million sub-limit for letters of credit, pursuant to thea three-year Credit Agreement. No borrowings are outstanding under the previous agreement or current Credit Agreement as of November 14, 2003. Letters of credit totaling $933,000 were outstanding under the prior agreement as of September 30, 2003 and are now outstanding under the Credit Agreement. These letters of credit primarily represent decommission funding required by the Georgia Department of Natural Resources.and a utility deposit to the City of Oak Ridge, Tennessee in connection with the PSP facility.

Cash generated by operations was $4.6 million and $11.8 million during the first nine months of 2003 and 2002, respectively. Cash generated from operations consists of net earnings plus non-cash expenses such as depreciation, amortization, deferred income tax expense and changes in balance sheet items such as accounts receivable, inventories, prepaid expenses and payables. Depreciation and amortization increased to approximately $4.9 million in the first nine months of 2003 from $4.5 million in the same period of 2002 largely due to the depreciation of the building and equipment placed in service at the Oak Ridge facility during the latter half of 2002. The increase in depreciation and amortization contributed by the Oak Ridge facility and equipment was partially offset by the completion of the depreciable life of one cyclotron mid way through the first quarter of 2003. Inventories increased approximately $700,000 in the first nine months of 2003 primarily due to a purchase of palladium metal at a cost of approximately $500,000 to support ongoing and future R&D initiatives (see “Results of Operations” above). The raw material, purchased from a U.S. mining company, will be processed using PSP technology housed in the Oak Ridge facility. Inventory also increased in the nine months ending September 30, 2003 as raw material, components and shipping supplies inventory increased to accommodate the I-Seed product line. Prepaid expenses and other current assets increased as payments representing repair and spare parts for cyclotrons and equipment increased in 2003 compared to the same period in 2002. These primary sources of cash from operations were partially offset by the year-over-year decrease in net income.

Cash used in investing activities totaled $15.2 million and $6.6 million during the first nine months of 2003 and 2002, respectively. This spending related primarily to purchases of marketable securities according to the Company’s investment policy. Also, the Company’s purchase of the U. S. iodine-125 prostate brachytherapy business of BEBIG (see “Overview” above) contributed to capital spending in the period ending September 30, 2003. The Company procured an automated production line as part of the agreement that is expected to become operational in 2004. Progress payments have been made to BEBIG and will continue upon completion of pre-defined milestones. Therefore, the timing of all payments and subsequent operation of the equipment may vary based on milestone completion. A total of approximately $4.2 million in progress payments and capitalized professional fees has been paid through September 30, 2003.

The Company has constructed a facility in the Oak Ridge, Tennessee area to house the equipment, infrastructure and work force intended to support the production of isotopes, including palladium-103, using DOE technology. Construction costs of approximately $27 million have been incurred on the PSP Project through September 30, 2003. The building and PSP became operational during the latter half of 2002. Additional equipment in the amount of $1.7 million related to the Oak Ridge facility is expected to become operational during 2004.

The Company expects that R&D spending will continue at the current level or will increase (see “Results of Operations”, above). At this time, routine capital expenditures, and the purchase of the equipment and facility renovations related to the iodine-125 line, are expected to reach approximately $7 million during 2003. Cash could also be used in the remainder of 2003 for increased marketing and TheraSeed® support activities (see “Results of Operations” above), and in the pursuit of diversification efforts such as the purchase of technologies, products or companies.

Cash provided by financing activities was $491,000 and $291,000 in the first half of 2003 and 2002, respectively, consisting of cash proceeds from the exercise of stock options and the Company’s Employee Stock Purchase Plan.

The Company believes that current cash and investment balances, cash from future operations and credit facilities, will be sufficient to meet its currently anticipated working capital and capital expenditure requirements. In the event additional financing becomes necessary,management may choose to raise those funds through other means of financing, as appropriate.

Subsequent to the end of the quarter, the Company executed a Credit Agreement with a financial institution on October 29, 2003. The Credit Agreement, which expires on October 29, 2006 (subject to earlier termination by the lender upon the occurrence of certain events of default), provides for revolving borrowings of up to $40.0 million at any time outstanding, including a $5.0 million sub-limit for letters of credit. Interest on outstanding borrowings is payable at the rate of interest periodically designated by the financial institution as its base rate, or, at the option of the Company, interest may accrue at a LIBOR based rate, plus an applicable margin which is subject to quarterly adjustment. Interest on base rate loans is payable monthly, while interest on LIBOR loans is payable on the last day of the applicable one, two or three month interest period.

The Credit Agreement provides for a “springing lien” to be established on certain assets of the in the event certain events of default occur under the Credit Agreement. The Credit Agreement contains representations and warranties, as well as affirmative, reporting and negative covenants, customary for financings of this type. Among other things, certain provisions of the Credit Agreement limit the incurrence of additional debt and require the maintenance of certain financial ratios.

The Credit Agreement replaced the August 1999 credit agreement with the Company’s previous lender, which would have expired on October 31, 2003. The prior credit agreement had provided for a $40.0 million revolving loan and letter of credit commitment, and an additional uncommitted $10.0 million line of credit.

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

On November 1, 2002, CMS issued its rule for 2003 Medicare OPPS reimbursement. Under the 2003 rule, CMS bundled the costs of the brachytherapy procedure, as well as the costs for catheters, needles and all seeds, into two new codes for prostate brachytherapy (one for palladium-103 and one for iodine-125). By creating two codes and setting separate reimbursement amounts in the final rule for palladium-103 seed brachytherapy (including the TheraSeed® device) and iodine-125 seed brachytherapy (including the I-Seed device), CMS made an important, positive change compared to its initial proposal published on August 9, 2002. Specifically, the per-patient amount under the 2003 final rule for palladium-103 prostate brachytherapy exceeds the original payment amount proposed in August 2002 for both palladium-103 and iodine-125. The 2003 per-patient amount for palladium-103 prostate brachytherapy also exceeds the 2003 payment amount for iodine-125 prostate brachytherapy. To the extent that the brachytherapy costs exceed the bundled amount, the remaining cost may no longer be submitted for reimbursement.

On October 31, 2003, CMS issued its final rule for 2004 Medicare OPPS reimbursement. The new 2004 rule reflects another positive step forward in reimbursement for prostate brachytherapy. Specifically, under the 2004 final rule, CMS will unbundle prostate brachytherapy seeds from the two core procedure payments and pay for them on a seed-by-seed basis for each patient. Payment per seed has been capped at a level of $44.67 per palladium seed, and $37.34 per iodine seed. Depending on the number of seeds needed, total reimbursement in 2004 (for the combination of the unbundled procedure codes and seeds) may be higher than the current 2003 bundled payment.

Medicare reimbursement for brachytherapy continues to create confusion for hospitals and doctors. The Company believes that this confusion may have had a detrimental impact on sales in 2003 (see “Results of Operations” above). Management continues to closely monitor any effects of the 2003 reimbursement structure on the brachytherapy market as it continues to evaluate pricing, marketing and distribution strategies.

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

Forward Looking and Cautionary Statements

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding sales, marketing and distribution efforts, third-party reimbursement, CMS policy, sales mix, effectiveness of non-exclusive distribution agreements, pricing for the TheraSeed® and I-Seed devices, future cost of sales, R&D efforts and expenses, inventory investment, SG&A expenses, other income, timing and ultimate outcome of the Company’s activities in restenosis, macular degeneration and other diversification efforts, potential new products and opportunities, the PSP operation, the development of new markets and technologies, the capabilities of the PSP to produce enriched isotopes, opportunities for isotopes produced by Theragenics™, the identification and development of new markets and applications for isotopes, Theragenics’™ plans and strategies for diversification, and the sufficiency of the Company’s liquidity and capital resources. From time to time, the Company may also make other forward-looking statements relating to such matters as well as statements relating to anticipated financial performance, business prospects, technological developments, other research and development activities and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with research and development activities, including animal studies and clinical trials related to new products, risks associated with new product development cycles, effectiveness and execution of marketing and sales programs of Theragenics and its non-exclusive distributors, risks associated with customer distribution concentration and consolidation among non-exclusive distributors, potential costs and delays in capacity expansion and start-up, (especially as it relates to the PSP project and the iodine-125 line and automated equipment purchase from BEBIG), the actual start-up for the PSP project, the actual installation of the automated equipment for the iodine-125 line, the iodine-125 product line, potential changes in product pricing and competitive conditions, continued acceptance of TheraSeed® or the I-Seed devices by the market, management of growth, acceptance and efficacy of pallidium-103 for other applications, adverse changes in governmental program priorities and budgetary funding by the relevant governmental authorities, continuing access to unique DOE technology, government regulation of the therapeutic radiological pharmaceutical and device business, potential changes in third-party reimbursement, Congressional action or inaction on the President’s Medicare Bill, risks associated with market development activities, inability of the PSP to produce isotopes suited for a particular application, potential inability to produce selected isotopes at costs competitive to other options, risks associated with governmental regulations and related export controls and security requirements for PSP products. All forward looking statements and cautionary statements included in this document are made as of the date hereby based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward looking statement or cautionary statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk exposure, related to market risk sensitive financial instruments, is not material. Letters of credit totaling approximately $933,000 were outstanding under the terms of the prior credit agreement as of September 30, 2003. No borrowings were outstanding under the prior credit agreement as of September 30, 2003. (See Liquidity and Capital Resources above).

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. Furthermore, with regard to the Company’s internal controls, there have been no significant changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that materially affected, or are likely to materially affect the Company’s internal control over financial reporting. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See Note D to the Company’s financial statements included in Part I, Item 1 of this report, which is incorporated by reference hereby.

Item 4. Submission of Matters to a Vote of Securities Holders

      None

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits

      Exhibit No. Title

10.1	Credit Agreement dated October 29, 2003 between Theragenics Corporation® and SouthTrust Bank.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b)        Reports on Form 8-K

Form 8-K furnished on October 22, 2003 under Item 9, “Regulation FD Disclosure” but intended to be furnished under Item 12, “Results of Operations and Financial Condition” (with respect to a press release relating to the Company’s performance in the fourth quarter ended September 30, 2003). .

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT:

THERAGENICS CORPORATION®

/s/ M. Christine Jacobs M. Christine Jacobs Chief Executive Officer

/s/ James A. MacLennan James A. MacLennan Chief Financial Officer

Dated: November 14, 2003