Form 10-Q/A
period 2003-09-30
THERAGENICS CORP
filed 2003-11-17
CIK 795551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Amended form to correct figure representing cumulative effect of accounting principle in correct column in the Statements of Operations. The dates signed for the Section 906 Certifications is November 14, 2003.

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

THERAGENICS CORPORATION®

STATEMENTS OF OPERATIONS continued

(UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
NET EARNINGS/(LOSS) PER COMMON SHARE
Basic:
Earnings/(loss) before cumulative effect of
change in accounting principle	$(0.01)	$0.03	$0.04	$0.18
Cumulative effect of change in accounting
principle			(0.01)

Net earnings/(loss) per common share (basic)	$(0.01)	$0.03	$0.03 .	$0.18

Diluted:
Earnings/(loss) before cumulative effect of
change in accounting principle	$(0.01)	$0.03	$0.04	$0.18
Cumulative effect of change in accounting
principle			(0.01)

Net earnings/(loss) per common share (diluted)	$(0.01)	$0.03	$0.03	$0.18

WEIGHTED AVERAGE SHARES:
Basic	29,932	29,755	29,890	29,851
Diluted	30,030	29,945	30,055	30,126

Net earnings/(loss)	$(388)	$884	875	$5,334
Comprehensive income/(loss)
Unrealized gain/(loss) on securities
available for sale:	0	0	(42)	37

Total comprehensive income/(loss)	$(388)	$884	833	$5,371

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION®
STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands, except per share data)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$875	$5,334
Adjustments to reconcile net earnings to
net cash provided by operating activities
Cumulative effect of change in accounting principle	222
Deferred income taxes	336	46
Depreciation & amortization	4,900	4,526
Provision for allowances	32	17
Stock-based compensation	32	50
Income tax benefit from options	5	109
Loss on disposal of equipment	3	12
Changes in assets and liabilities:
Accounts receivable	(245)	659
Inventories	(708)	390
Prepaid expenses and other current assets	(1,251)	(623)
Other assets	(30)	(15)
Trade accounts payable	(50)	(570)
Accrued salaries, wages and payroll taxes	254	319
Other current liabilities	252	387
Other long-term liabilities	(2)	(3)

Net cash provided by operating activities	4,625	11,778

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of property and equipment	(5,413)	(2,716)
Purchases and maturities of marketable securities	(9,825)	(3,908)

Net cash used by investing activities	(15,238)	(6,624)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and stock purchase plan	491	291

Net cash provided by financing activities	491	291

NET CHANGE IN CASH AND
SHORT-TERM INVESTMENTS	(10,122)	5,445

CASH AND SHORT-TERM INVESTMENTS AT

BEGINNING OF PERIOD	56,344	45,373

CASH AND SHORT-TERM INVESTMENTS AT
END OF PERIOD	$46,222	$50,818

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION®
STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED September 30, 2003

(UNAUDITED)

(Amounts in thousands, except per share data)

	Common Stock
	Number of shares	Par value $0.01	Additional paid-in capital	Retained earnings	Other comprehensive income	Total
BALANCE, December 31, 2002	29,760	$298	$61,197	$80,552	$43	$142,090
Exercise of stock options	155	1	434			435
Employee stock purchase plan	18		55			55
Stock-based compensation			32			32
Unrealized gain (loss) on securities
available for sale					(41)	(41)
Tax effect from options			5			5
Net earnings for the period				875		875

BALANCE, September 30, 2003	29,993	$299	$61,723	$81,427	$2	$143,451

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

NOTE B – DISTRIBUTION AGREEMENTS AND MAJOR CUSTOMERS

The Company sells its TheraSeed® directly to health care providers and to third party distributors. Theragenics™ also distributes I-Seed, an iodine-125 based medical device, directly to health care providers. During the first quarter of 2003, the distribution agreement with one distributor was discontinued upon notification of the acquisition of the distributor by C. R. Bard, also a TheraSeed® distributor. In addition, during the second quarter of 2003, Theragenics™ was notified that a current distributor acquired another TheraSeed® distributor. Currently, the Company has non-exclusive distribution agreements in place with two companies for the distribution of TheraSeed®, C. R. Bard and Medi-Physics, Inc. (formerly d/b/a/ Nycomed Amersham and now part of Oncura, a company formed by a merger of the brachytherapy business of Amersham plc and Galil Medical Ltd.). Sales to the two non-exclusive distributors represented approximately 81% of total product revenue for the quarter ended September 30, 2003 and 82% for the nine months ended September 30, 2003, with sales to each of the two non-exclusive distributors exceeding 10% of total revenue for the quarter and year-to-date. Accounts receivable from the non-exclusive distributors represented approximately 74% of accounts receivable at September 30, 2003, both exceeding 10% of total accounts receivable.

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

NOTES TO FINANCIAL STATEMENTS – CONTINUED

September 30, 2003

(Unaudited)

NOTE E – ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has four approved stock option plans, which in aggregate cover up to five million shares of common stock. The plans provide for the expiration of options ten years from the date of grant and require the exercise price of the options granted to be at least equal to 100% of market value on the date granted. Stock options become exercisable over a three - to five-year vesting period.

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

NOTE G – UNSECURED CREDIT AGREEMENT

On October 29, 2003, the Company signed a Credit Agreement with a financial institution that provides for maximum borrowings of $40.0 million through a credit facility secured for a three-year term. No borrowings were outstanding under previous credit agreement as of September 30, 2003. No borrowings are outstanding under the current Credit Agreement. Interest on outstanding borrowings is payable at the rate of interest periodically designated by the financial institution as its base rate, or, at the option of the Company, interest may accrue at a LIBOR based rate, plus applicable margin which is subject to quarterly adjustment, based on a performance grid. Interest on base rate loans is payable monthly, while interest on LIBOR loans is payable on the last day of the applicable one, two or three month interest period. The Credit Agreement provides for a “springing lien” to be established on certain assets of the Company in the event an event of default (as that term is defined by the agreement) occurs under the Credit Agreement.

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

THERAGENICS CORPORATION®

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

Liquidity and Capital Resources

The Company had cash, short-term investments and marketable securities of $68.0 million at September 30, 2003, compared to $68.3 million at December 31, 2002. Marketable securities consist primarily of short-term cash investments and high-credit quality municipal obligations, in accordance with the Company’s investment policies. Working capital was $76.2 million at September 30, 2003, compared to $74.7 million at December 31, 2002. The Company also has a Credit Agreement with a financial institution that provides for revolving borrowings of up to $40.0 million, including a $5.0 million sub-limit for letters of credit, pursuant to the three-year Credit Agreement. No borrowings are outstanding under the previous agreement or current Credit Agreement as of November 14, 2003. Letters of credit totaling $933,000 were outstanding under the prior agreement as of September 30, 2003 and are now outstanding under the Credit Agreement. These letters of credit primarily represent decommission funding required by the Georgia Department of Natural Resources and a utility deposit to the City of Oak Ridge, Tennessee in connection with the PSP facility.

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