Form 10-K
period 2003-12-31
THERAGENICS CORP
filed 2004-03-15
CIK 795551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _________ TO ________

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

Registrant’s telephone number, including area code:(770) 271-0233

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $.01 par value, Together with associated Common Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X No _

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive Proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes X No _

        The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, as determined by reference to the closing price of the Common Stock as reported on the New York Stock Exchange on June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was $126,783,058.

        As of March 3, 2004 the number of shares of Common Stock, $.01 par value, outstanding was 29,966,575.

        Documents incorporated by reference: Proxy Statement for the registrant’s 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003, is incorporated by reference in Part III herein.

Part I

Item 1.      BUSINESS

General

        Theragenics Corporation® (“Theragenics™” or the “Company”), incorporated under Delaware law in 1981, is the manufacturer of TheraSeed®, a rice-sized, FDA-cleared device used to treat solid localized tumors, primarily prostate cancer, with a one-time, minimally invasive procedure. Theragenics™ is the world’s largest producer of palladium-103, the radioactive isotope that supplies the therapeutic radiation for its TheraSeed® device. Physicians, hospitals and other healthcare providers, primarily located in the United States, utilize the TheraSeed® device. The TheraSeed® device has also been approved for marketing throughout the member countries of the European Union by obtaining its CE Mark. Sales of the TheraSeed® device in Europe have not been significant. The majority of sales are channeled through third-party distributors. The Company also sells its TheraSeed® devices directly to physicians.

        The Company’s website address is www.theragenics.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through its website by clicking on the “Investor Relations” page and selecting “SEC Filings.” These reports will be available as soon as reasonably practicable after such material has been electronically filed with, or furnished to, the SEC. These reports are also available through the SEC’s website at www.sec.gov. The information on these websites and the information contained therein or connected thereto are not intended to be incorporated by reference into this Form 10-K.

        Early in 2003 the Company diversified its product line with the purchase of the U.S. iodine-125 prostate brachytherapy business of BEBIG Isotopen-und Medizintechnik GmbH (BEBIG), formerly distributed by Isotope Products Laboratories (both subsidiaries of a publicly traded German company, Eckert & Ziegler AG). The purchase gives Theragenics™ exclusive U.S. manufacturing and distribution rights to an FDA-cleared iodine-125-based medical device for the treatment of prostate cancer. Theragenics™ began distribution of the iodine-125-based medical device early in 2003, and subsequently began to produce I-Seed (the Theragenics™ iodine-125-based medical device) early in 2004, utilizing the automated production equipment procured in the business acquisition. The Company sells the I-Seed device directly to physicians, hospitals and other healthcare providers. The non-exclusive distributors of the TheraSeed® device have no distribution rights for the I-Seed device. Non-exclusive rights to distribute the TheraSeed® device in Europe were granted to BEBIG as part of the transaction. The Company believes that the ability to provide both TheraSeed® and I-Seed devices will enhance the Company’s ability to market to direct customers who seek a single source for both palladium-103 and iodine-125 brachytherapy seeds. The product line and equipment purchase will not affect the Company’s existing non-exclusive distribution agreements for the TheraSeed® device.

        From May 1997 to August 2000, substantially all TheraSeed® devices were sold through an exclusive distributor. Notice of termination of that exclusive distribution agreement was received in August 2000, ending Theragenics™ contractual requirement to use an exclusive distributor. The contract was subsequently terminated in January 2001. The Company currently sells its TheraSeed® devices directly to physicians and non-exclusive third party distributors.

        In 1998 the Company received regulatory approval for the marketing of the TheraSeed® device throughout the member countries of the European Union by obtaining its CE Mark. Sales of the TheraSeed® device in Europe were not significant in any of the three years in the period ended December 31, 2003.

        The Company constructed a facility in the Oak Ridge, Tennessee area initially intended to expand the Company’s production capacity for palladium-103, using unique plasma separation process (PSP) technology being leased from the U.S. Department of Energy (DOE). PSP technology is a method of separating relatively large quantities of specific non-radioactive isotopes from specific elements.

        In connection with the Company’s ongoing program targeted at diversifying its future revenue stream, the Company continues to explore new applications for the PSP technology. Among other things, the PSP technology enables the Company to conduct feasibility runs designed to validate isotope usage in various diverse markets and industries.

        In July 2002 Theragenics™ agreed to produce test quantities of certain gadolinium isotopes for purchase by an international nuclear services company using the PSP technology. The gadolinium for the international nuclear services company was intended for a non-medical application and was delivered during the second quarter of 2003. Further, in 2003 the Company performed feasibility runs to validate the PSP’s capabilities to produce specific isotopes of certain elements in the rare earth group of elements for UT-Battelle, LLC (Battelle), a partnership between the University of Tennessee and Battelle, which manages the Oak Ridge National Laboratory for the U.S. Department of Energy.

        In addition to feasibility runs and isotope production, the PSP is capable of supplying palladium raw material. PSP operations are underway to enrich palladium-102 with the PSP to ensure ample supply of material. The Company’s palladium-103 material can be used either to support seed production or the Company’s ongoing research and development (R&D) initiatives. The Company’s diversification program includes the clinical trial that utilizes a palladium-103 device, called the TheraSource® Intravascular Brachytherapy System, designed to prevent restenosis or renarrowing of arteries following treatment of peripheral vascular disease by percutaneous transluminal angioplasty.

        Following the approval of the Investigational Device Exemption granted by the U.S. Food and Drug Administration (FDA) in August 2002 to initiate the TheraP clinical trial, Theragenics™ began a clinical trial using a palladium-103 device (patent pending) early in 2003. The trial was initiated at the Fuqua Heart Center at Piedmont Hospital and St. Joseph’s Hospital, both in Atlanta. Two additional centers, Northeast Georgia Medical Center in Gainesville, Georgia and Brigham & Women’s Hospital in Boston, Massachusetts, signed on and opened enrollment in the trial in the fourth quarter of 2003. To date, 19 patients have been treated. Information and data gathered from the study will enable the Company to determine the safety, feasibility and marketing capabilities of the device. Preliminary indications from the study are encouraging, although the study is ongoing and conclusions cannot yet be reached. The Company will continue to refine the device to go into areas of the vasculature that may provide the most attractive market opportunities for the Company.

        Additionally, an animal pilot study using palladium-103 in a prototype device designed for the treatment of age-related macular degeneration (AMD), a disease that leads to loss of eyesight and in some cases complete blindness, was completed early in 2002. Progress has been made in the development of a marketable device for the treatment of AMD. A patent is pending for the TheraSight™ device and the Company is analyzing various differing trial designs, while mindful of the emerging potential competition in this market. Plans continue toward commencement of a human clinical safety trial of the TheraSight™ device possibly in 2004.

        The Company has also identified potential opportunities, utilizing its cyclotrons, for production of radiochemical products, which are typically used in medical nuclear imaging procedures. Although this opportunity is in an early stage, the Company may devote additional resources to this project in 2004 with a view to developing future new products, although they could, if pursued, increase research and development expenses.

        The Company is also searching for, reviewing and evaluating external opportunities for diversification in the form of joint ventures, partnerships, and/or acquisitions of technologies, products and companies.

Industry Overview

Prostate Cancer

        Excluding skin cancer, prostate cancer is the most common form of cancer, and the second leading cause of cancer deaths, in men. The American Cancer Society estimates there will be about 230,900 new cases of prostate cancer diagnosed and an estimated 29,900 deaths associated with the disease in the United States during 2004.

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

        Weak or interrupted urine flow, an inability to urinate, frequent urination and pain during urination can all be signs of prostate cancer. Additional symptoms can include blood in the urine, continual lower back pain in the pelvis or pain in the upper thighs. However, it should be noted that these symptoms are nonspecific and can be caused from non-malignant conditions.

        According to the American Cancer Society, approximately 70% of all prostate cancers are found while they are localized (confined to the prostate), and at least 85% have not spread beyond the surrounding tissues or lymph nodes. The 5-year survival rate for men with localized prostate cancer is 100%. According to the American Cancer Society, the survival rate for all stages of prostate cancer combined has increased from 67% to 97% over the past 20 years. Longer follow-up suggests that relative survival continues to increase after a diagnosis. Recent data indicates that the relative 10-year survival rate is 79%, and 15-year survival rate is 57%.

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

        The American Cancer Society recommends that men without symptoms, risk factors and who have a life expectancy of at least ten years, should begin regular annual medical exams at the age of 50, and believes that health care providers should offer as part of the exam the prostate-specific antigen (PSA) blood test and a digital rectal examination (DRE). The PSA blood test determines the amount of prostate specific antigen present in the blood. PSA is found in a protein secreted by the prostate, and elevated levels of PSA can be associated with either prostatitis (a noncancerous inflammatory condition) or a proliferation of cancer cells in the prostate. Industry studies have shown that the PSA test can detect prostate cancer as many as five years earlier than the digital rectal exam. Transrectal ultrasound tests and biopsies are typically performed on patients with elevated PSA readings to confirm the existence of cancer.

        A tumor found by a prostate biopsy is usually assigned a grade by a pathologist. The most common prostate cancer grading system is called the Gleason grading system. A Gleason score, which ranges from 2 to 10, usually is used to estimate the tumor’s growth rate. Typically, the lower the score, the slower the cancer grows. Most localized cancers of the prostate gland are associated with an intermediate score ranging from Gleason scores 4 through 6.

        Staging is the process of determining how far the cancer has spread. The treatment and recovery outlook depend on the stage of the cancer. The TNM system is the staging process used most often. The TNM system describes the extent of the primary tumor (T stage), whether the cancer has spread to nearby lymph nodes (N stage), and the absence or presence of distant metastasis (M stage). The TNM descriptions can be grouped together with stages labeled 0 through IV (0-4). The higher the number, the further the cancer has spread. The following table summarizes the various stages of prostate cancer.

Stages	Characteristics of prostate cancer
T1 or T2	Localized in the prostate
T3 or T4	Locally advanced
N+ or M+	Spread to pelvic lymph nodes (N+)
or distant organs (M+)

Treatment Options

        In addition to seeding, localized prostate cancer is most commonly treated with radical prostatectomy (RP), external beam radiation therapy (EBRT) which includes intensity modulated radiation therapy (IMRT), cryosurgery, hormone therapy, watchful waiting, and finasteride, a drug commonly prescribed to treat benign enlargement of the prostate and male baldness. Some of these therapies may be combined in special cases to address a specific cancer stage or patient need. For example, the TheraSeed® device has been used in combination with EBRT to treat some locally advanced cases of prostate cancer. When the cancerous tissue is not completely eliminated, the cancer typically returns to the primary site, often with metastases to other areas. The following is a summary of treatment options for prostate cancer other than seeding.

        Radical Prostatectomy is the most common surgical procedure. Radical Prostatectomy involves the complete removal of the prostate gland and has been used for over 30 years in treating early-stage, localized tumors. RP typically requires a three-day average hospital stay and a lengthy recovery period (generally three to five weeks). Possible side effects include impotence and incontinence. The cost of RP typically ranges from $19,000 to $25,000 per procedure, excluding treatment for side effects and postoperative complications.

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

        Newer forms of external beam radiation include three-dimensional conformal radiation therapy (3DCRT), Intensity Modulated Radiation Therapy (IMRT) and conformal proton beam radiation. Three-dimensional conformal radiation utilizes computerized mapping and a fitted plastic body mold to keep the patient still so the radiation can be aimed more accurately at the prostate. The objective of 3DCRT is to minimize the risk of damage to healthy tissue caused by radiation. However, long-term results are needed to confirm this theory. Intensity Modulated Radiation Therapy (IMRT) is an advanced form of 3D therapy. In addition to aiming beams from several directions, the intensity (or strength) of the beams can be adjusted to decrease the dose of radiation reaching the sensitive normal tissues while delivering a uniformly high dose to the cancer. Conformal proton radiation therapy uses a similar approach, but instead of using x-rays, this technique focuses proton beams on the cancer. Protons typically cause little damage to tissues and may be able to deliver more radiation to the prostate. While preliminary results are promising, proton beam radiation is expensive and there are very few proton beam devices in the U.S. at this time.

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

    Finasteride. A trial study was recently completed to determine the efficacy of the drug finasteride. The drug inhibits male hormones called androgens that are known to be important in the growth of normal and cancerous prostate cells and may be important in the promotion of prostate cancer. The study, conducted on a total of 9,060 men, concluded that giving men the drug finasteride will lower their chance of developing prostate cancer by 25%. However, significant side effects were also reported from men taking finasteride; these included erectile dysfunction and reduced libido.

        In addition to the treatment options described above, other forms of treatment and prevention may be developed and tested in clinical settings.

The Theragenics™ Solution

        Theragenics™ produces TheraSeed®, an FDA-cleared device for treatment of all solid localized tumors and currently used principally for the treatment of prostate cancer. In the prostate application, TheraSeed® devices are implanted throughout the prostate gland in a minimally invasive surgical technique, with transrectal ultrasound guidance. The radiation emitted by the seeds is contained within the immediate prostate area for the purpose of killing the tumor while attempting to spare surrounding organs of significant radiation exposure. The seeds, whose capsules are biocompatible, remain in the prostate after delivering their radiation dose. The TheraSeed® device is best suited for solid localized tumors.

        Management believes the TheraSeed® device offers significant advantages over RP and EBRT. Recent multi-year clinical studies indicate that seeding offers success rates for early-stage prostate cancer that are comparable to or better than those of RP or EBRT and is associated with reduced complication rates. In addition, the TheraSeed® treatment is a one-time outpatient procedure with a typical two to three day recovery period. By comparison, RP is an inpatient procedure typically accompanied by an average three day hospital stay and a three to five week recovery period, and EBRT involves six to seven weeks of daily radiation treatments. The Company estimates that treatment with the TheraSeed® device generally costs $13,000 to $17,000 per procedure, which is lower than the cost of RP and comparable to the cost of EBRT.

        The TheraSeed® device is a radioactive “seed” approximately 4.5 millimeters long and 0.8 millimeters wide, or roughly the size of a grain of rice. Each seed consists of biocompatible titanium that encapsulates the radioactive substance palladium-103. The half-life of palladium-103, or the time required to reduce the emitted radiation to one-half of its initial level, is 17 days. The half-life characteristics result in the loss of almost all radioactivity in less than four months.

        The Company also offers the I-Seed device. This iodine-based device was acquired as part of the purchase of the U.S. iodine-125 prostate brachytherapy business from BEBIG during 2003. While Management believes that palladium-103 continues to have certain advantages over iodine-125, including (i) higher dose rates; (ii) a shorter half life, which shortens the duration of some radiation induced side effects by two-thirds; and (iii) reduced radiation exposure to medical personnel in treatment follow-up, the purchase of the iodine product line enables the Company to compete more effectively for those direct customers who prefer to buy both seeds from a single source. The non-exclusive distributors of the Theraseed® device have no distribution rights for the I-Seed device.

Treatment Protocol

        Prostate cancer patients electing seed therapy first undergo a transrectal ultrasound test or CT scan, which generates a two-dimensional image of the prostate. With the assistance of a computer program, a three-dimensional treatment plan is created that calculates the number and placement of the seeds required for the best possible distribution of radiation to the prostate.

        Once the implant model has been constructed, the procedure is scheduled and the seeds are ordered. The number of seeds implanted normally ranges from 50 to 150, with the number of seeds varying with the size of the prostate. The procedure is usually performed under local anesthesia in an outpatient setting. A transrectal ultrasound probe is first positioned in the rectum to guide needle placement and seed location. Correct needle placement is facilitated by a template, or grid, that covers the perineum (the area between the scrotum and rectum through which the needles are inserted). This template is attached to the transrectal ultrasound probe. Implant needles loaded with seeds are assigned to the appropriate template holes as indicated in the treatment plan. Each needle is guided through the template and then through the perineum to its predetermined position within the prostate under direct transrectal ultrasound visualization. The seeds are implanted as the needle is withdrawn from the prostate. When all seeds have been inserted, seed placement is verified through a transrectal ultrasound image, CT scan, fluoroscope or MRI. An experienced practitioner typically performs the procedure in approximately 45 minutes, with the patient often returning home the same day.

        Seeding has been used as a treatment for prostate cancer for more than 20 years. Twenty years ago, seeds containing the radioactive isotope iodine-125 were implanted in prostate tumors under open surgery. However, this technique fell into disfavor because the seeds were often haphazardly arranged resulting in radiation not reaching all of the targeted cancerous prostate tissue. Compounding this was the fact that often an unintended radiation dose was delivered to healthy surrounding tissues, particularly the urethra and rectum. Clinical results indicate that the computer modeling, advanced imaging and other techniques used in seeding today have significantly ameliorated these drawbacks.

   Clinical Results

        Strong Efficacy Results. Clinical data indicates that seeding offers success rates for early-stage prostate cancer treatment that are comparable to or better than those of radical prostatectomy (RP) or external beam radiation therapy (EBRT). A number of published studies on the use of seeding in the treatment of early-stage prostate cancer have been very positive. A nine-year clinical study published in the March 2000 issue of International Journal of Radiation Oncology, Biology and Physics, reported that 83.5% of the patients treated with the TheraSeed® device were cancer-free at nine years. The study was conducted by Dr. John Blasko of the Seattle Prostate Institute and included 230 patients with clinical stage T1 and T2 prostate cancer. Only 3% experienced cancer recurrence in the prostate. Because of Dr. Blasko’s extensive experience in the treatment of cancer and brachytherapy, the Company retained him as a medical and cancer advisor in 1998. In the June 2002 issue of Current Science, Inc., a study by Dr. Jerrold Sharkey, Dr. Alan Cantor et al. compared the effectiveness of brachytherapy and radical prostatectomy in 1,305 men with stage T1 and T2 prostate cancer. From 1993 to 2002, data from the treated patients were reviewed and classified by initial PSA level and Gleason scores. According to the publication, “The results failed to show any superiority of prostatectomy over brachytherapy with palladium-103 (the TheraSeed® device) with respect to time until relapse indicated by PSA level increase. In fact, any differences between treatments favor brachytherapy, particularly for intermediate and high-risk groups.”

        Seeding treatment in combination with EBRT has also recorded impressive results in the treatment of higher risk prostate cancer patients. In their paper published for the Seminars in Surgical Oncology 1997, Drs. Blasko, Ragde, Grimm, et al. presented an eight-year actuarial local and distal disease-free rate of 91% and 83%, respectively for 231 patients who were considered to represent higher risks of locally advanced prostate cancer and were treated with a combination of palladium-103 or iodine-125 seeding and a modified dose of EBRT. A study by Dr. Michael Dattoli of University Community Hospital, Tampa, Florida, and Dr. Kent Wallner of Memorial Sloan-Kettering Cancer Center, New York, New York, published in the International Journal of Radiation Oncology, Biology and Physics in July 1996 found a three-year actuarial freedom from biochemical failure (based on PSA scores) of 79% among 73 patients with clinically localized, high risk prostate cancer who were treated with EBRT in combination with palladium-103. This compares favorably to results reported for patients treated with conventional dose EBRT alone. These locally advanced cases are significant because typical RP protocols would not classify them as suitable for surgical treatment.

        Recent results from a 10-year study conducted by Dr. Datolli and Dr. Wallner published in the International Journal of Radiation Oncology, Biology and Physics in September 2002, were presented at the October 2002 American Society of Therapeutic Radiology and Oncology (ASTRO) conference confirming the effectiveness of the TheraSeed® device in patients with aggressive cancer who previously were considered poor candidates for seeding. The 10-year study was comprised of 175 patients with Stage T2a-T3 prostate cancer treated from 1991 through 1995. Of these patients 79 percent remained completely free of cancer without the use of hormonal therapy or chemotherapy.

        Reduced Incidence of Side Effects. Because the TheraSeed® device delivers a highly concentrated and confined dose of radiation directly to the prostate, healthy surrounding tissues and organs are typically spared excessive radiation exposure. This results in fewer and less severe side effects and complications than may be incurred with other conventional therapies. RP generally results in a 50% to 90% impotence rate and an incidence rate as high as 65% for incontinence, and EBRT generally results in impotence and incontinence rates of 40% to 60% and 8% to 18%, respectively. Conversely, brachytherapy patients characteristically experience 5% to 15% erectile dysfunction while there is close to zero incidence of incontinence according to Wessels, Arnold, and Henderson Industry Data. According to a 1995 study by the Northwest Tumor Institute described above, it was reported that 85% of seed therapy patients under 70 years of age who were potent before the procedure remained so. In addition, patients who had not had a previous transurethral prostate resection (TURP) suffered no incontinence. Patients having a previous TURP have compromised urinary tracts and can experience higher rates of incontinence. Patients receiving seeding can expect some urethral irritation and urinary urgency post-implantation as the palladium-103 delivers its radiation dose.

        A five-year study, using either palladium-103 or iodine-125 seed devices, published in the August 2001 edition of International Journal of Radiation Oncology, Biology and Physics promotes brachytherapy treatment for early-stage prostate cancer in men under 65 while indicating lower incidence of side effects such as incontinence and impotence. According to Dr. Gregory Merrick of Schiffler Cancer Center in Wheeling, West Virginia, the findings from the study involving 76 patients ranging in ages between 48 and 62 years who received seed implants between the period of 1995 to 1999 are encouraging “because it shows younger men that they can survive cancer with a significantly lower incidence of side effects.”

        Doctors Gregory S. Merrick, Kent E. Wallner and Wayne M. Butler, in their paper “Permanent Interstitial Brachytherapy for the Management of Carcinoma of the Prostate Gland”, published in the Journal of Urology in May 2003, summarized the permanent prostate brachytherapy literature, including biochemical outcomes, quality of life parameters and areas of controversy. The result of this study included the statement that “Using various planning and intraoperative techniques the majority of the brachytherapy literature demonstrates durable biochemical outcomes for patients with low, intermediate and high risk features.” The paper concluded that continued refinements in brachytherapy planning and implementation techniques, postimplantation evaluation and continued elucidation of the etiology of urinary, bowel and sexual dysfunction should result in further improvements in biochemical and quality of life outcomes.

        Lower Treatment Cost. The total one-time cost of seeding ranges from $13,000 to $17,000 per procedure. This is approximately two-thirds the cost of RP, which ranges from $19,000 to $25,000, excluding treatment for side effects and post-operative complications. Seeding cost is comparable to the cost of EBRT, which ranges from $13,000 to $17,000 for a six-to-seven week course of treatment.

Production

        With the exception of rhodium-103 (Rh-103), all raw materials used in the production of the TheraSeed® and I-Seed devices are relatively inexpensive and readily available from third party suppliers. Rhodium-103 is readily available on the open market.

        Palladium-103 is a radioactive isotope that can be produced by neutron bombardment of palladium-102 in a nuclear reactor, or by proton bombardment of Rh-103 in a cyclotron. Following the production of palladium-103 from Rh-103 in the cyclotron, the palladium-103 is harvested from the cyclotron and moved through a number of proprietary production processes until it reaches its final seed form.

        The Company has produced palladium-103 using Company-owned cyclotrons since 1993. The Company currently has fourteen cyclotrons in production, and has no current plans to purchase additional cyclotrons. The Company’s cyclotrons were designed, built, installed and tested by a company specializing in the construction of such equipment.

        Cyclotron operations constitute only one component of the TheraSeed® device manufacturing process. Because the production of the TheraSeed® device is highly sensitive and labor intensive, Management has been focusing attention and effort on automating and otherwise improving aspects of the Company’s manufacturing process. Certain portions of the Company’s production processes were automated during the past six years. Through automation, Management believes it can continue to improve efficiency, further reduce radiation exposure to personnel and provide additional production capacity for the TheraSeed® and I-Seed devices.

        The Company began production of the I-Seed product early in 2004. The automated production equipment was acquired as part of the purchase of the U.S. iodine-125 prostate brachytherapy business from BEBIG during 2003.

        Since 1997, the Company’s quality control system has been certified as meeting all the requirements of the International Organization for Standards’ ISO 9001/EN46001 Quality System Standard.

        The Company constructed a facility in the Oak Ridge, Tennessee area to house the equipment, infrastructure and work force necessary to support the production of isotopes, including palladium-103, using unique plasma separation process (PSP) technology being leased from the U.S. Department of Energy. PSP technology is a method of separating relatively large quantities of specific non-radioactive isotopes from specific elements. The PSP technology enables current and future feasibility runs designed to validate isotope usage in various diverse markets and industries. Although the PSP technology was initially acquired to allow for increased manufacturing capacity of palladium-103, the technology may allow for expanded use of palladium-103 or other isotopes in other applications.

Marketing

        From May 1997 until August 2000, Indigo Medical, Inc. (Indigo), a Johnson and Johnson Company, held the exclusive worldwide rights to market and sell the TheraSeed® device for prostate cancer under a Sales and Marketing Agreement with Theragenics™ (the “Agreement”). Under the Agreement, Indigo had the responsibility for the exclusive marketing and training related to the TheraSeed® device. In August 2000 Indigo exercised its option and gave notice of termination of the Agreement. As a result of Indigo’s notice of termination, Theragenics regained the right to directly market and distribute its TheraSeed® device for the treatment of prostate cancer to physicians and third-party distributors. Subsequent to Indigo’s notice of termination, the Company executed non-exclusive distribution agreements with four companies for the distribution of the TheraSeed® device. The non-exclusive distribution agreements for the distribution of the TheraSeed® device gave each distributor the right to distribute the TheraSeed® device in the U.S., Canada and Puerto Rico for the treatment of prostate cancer and other solid localized cancerous tumors. Two of these non-exclusive agreements gave the distributors the option to distribute the TheraSeed® device internationally.

        Currently, the Company has non-exclusive distribution agreements in place with two companies for the distribution of the TheraSeed® device, a reduction from the four distributors in place at the beginning of 2003. During 2003, one of the non-exclusive distributors of the TheraSeed® device acquired two of the other three non-exclusive distributors of the TheraSeed® device. Sales to the two existing and the two previous non-exclusive distributors represented approximately 81% and 83% of product revenue for the years ended December 31, 2003 and 2002, respectively, with sales to two of the four non-exclusive distributors each exceeding 10% of total revenue for each year. Sales to the four non-exclusive distributors represented approximately 66% of product revenue for the year ended December 31, 2001 with sales to three of the four non-exclusive distributors each exceeding 10% of total revenue for each year.

        Beginning in 2002, the Company engaged marketing and advertising specialists with experience in healthcare and direct-to-consumer marketing, and expects direct-to-consumer activity to continue during 2004. The Company also expects to continue other activities in an attempt to support its brand name and increase demand for the TheraSeed® device, including advertising to physicians, clinical studies aimed at showing the advantages of the TheraSeed® device in the treatment of prostate cancer, technical field support to TheraSeed® customers, and other customer service and patient information activities. During 2002, a small direct sales force comprising brachytherapy specialists was formed to promote and support the TheraSeed® brand. This sales force was expanded during 2003 and will continue to be increased during the first half of 2004.

Patents and Licenses; Trade Secrets

        The Company holds eight United States patents directed to palladium and iodine delivery devices for therapeutic uses and processes for making such devices. The Company also has corresponding patents in Canada, South Africa, Japan and the countries of the European Patent Convention, and a PCT patent application on file for Japan, Australia, New Zealand, Canada, and Europe (representing 16 European countries) as well as a direct filing in Mexico. The Company may file additional patent applications from time to time in connection with its existing business and research and development activities. The Company considers the ownership of patents important, but not necessarily essential, to its operations. The Company also uses a strategy of confidentiality agreements and trade secret treatment to provide primary protection to a number of proprietary design modifications in the cyclotrons, as well as various production processes.

        The Company also holds a worldwide exclusive license from the University of Missouri for the use of technology required for producing the TheraSphere® device. Theragenics™ holds the rights to all improvements developed by the University of Missouri on this technology. The Company, in turn, sublicenses exclusive worldwide rights to this technology and all improvements to Nordion. Pursuant to its licensing agreement with the University of Missouri, the Company is obligated to pay the University the greater of a fixed annual amount or a percentage of the gross sales amount derived from sales of the TheraSphere® device.

        Theragenics™ holds patents for technology concerning methods for delivery of the TheraSphere® device in several countries, including the United States, Canada, Australia, Argentina, South Africa and the countries of the European Patent Convention, and has patent applications on file in other countries, including Japan. The Company exclusively licenses this technology to Nordion for worldwide use.

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

Seasonality

        Although effects from seasonality cannot be identified in relation to a specific quarter or quarters, Management believes that holidays, major medical conventions and vacations taken by physicians, patients and patients’ families, as well as general economic conditions, may have a seasonal impact on sales for the TheraSeed® device.

Research and Development

        Research and development (R&D) expenses were $7.5 million, $6.5 million, and $2.7 million in 2003, 2002 and 2001, respectively. R&D expenses have related primarily to the peripheral vascular and macular degeneration programs, as well as development efforts to improve the Company’s proprietary production processes (see Item 7 – “ Management’s Discussion and Analysis of Financial Condition and Results of Operations, 2003 compared to 2002 and 2002 compared to 2001”).

Competition

        The Company competes in a market characterized by technological innovation, extensive research efforts and significant competition. In general, the TheraSeed® and I-Seed devices compete with conventional methods of treating localized cancer, including, but not limited to, radical prostatectomy (RP) and external beam radiation therapy (EBRT) which includes intensity modulated radiation therapy (IMRT), as well as competing permanent devices. RP currently represents the most common medical treatment for early-stage, localized prostate cancer. EBRT is also a well-established method of treatment and is widely accepted for patients who represent a poor surgical risk or whose prostate cancer has advanced beyond the stage for which surgical treatment is indicated. Management believes that if general conversion from these treatment options (or other established or conventional procedures) to TheraSeed® treatment does occur, such conversion will likely be the result of a combination of equivalent or better efficacy, reduced incidence of side effects and complications, lower cost, other quality of life issues and pressure by health care providers and patients.

        Several companies have obtained regulatory approval to produce and distribute palladium-103 and iodine-125 seeds, which compete directly with the TheraSeed® and I-Seed devices. Management believes that Theragenics™ has competitive advantages over these companies including, but not limited to: (i) its proprietary production processes that have been developed and patented; (ii) its record of reliability and safety in its manufacturing operations; (iii) the time and resources required for competitors’ production capabilities to ramp up to commercial production on a scale comparable to Theragenics™; (iv) outsourcing of the Company’s cancer information center to healthcare specialist, Telerx, a subsidiary of Merck Pharmaceutical and (v) its direct sales force, as well as the non-exclusive distribution agreements that the Company currently has in place, which allow it to leverage multiple distribution channels and access multiple marketing approaches and philosophies.

        At any point in time, Management of Theragenics™ and/or its non-exclusive distributors may change their respective pricing policies for the TheraSeed® device in order to take advantage of market opportunities or respond to competitive situations. Responding to market opportunities and competitive situations could have an adverse effect on the prices of the TheraSeed® device and/or could have a favorable effect on market share and volumes, while failure to do so could adversely affect market share and volumes although per unit pricing could possibly be maintained.

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

Government Regulation

        The Company’s present and future intended activities in the development, manufacture and sale of cancer therapy products are subject to extensive laws, regulations, regulatory approvals and guidelines. Within the United States, the Company’s therapeutic radiological devices must comply with the U.S. Federal Food, Drug and Cosmetic Act, which is enforced by the FDA. As a result of receiving its CE Mark during 1998, the Company must also comply with the regulations of the Competent Authorities of the European Union for any TheraSeed® device sold in the member nations of the European Union.

        The Company is also required to adhere to applicable FDA regulations for Good Manufacturing Practices, including extensive record keeping and periodic inspections of manufacturing facilities.

        The Company obtained FDA 510(k) clearance in 1986 to market the TheraSeed® device for, in general, the treatment of localized solid tumors. A new 510(k) clearance would be required for any modifications in the device or its labeling that could significantly affect the safety or effectiveness of the original product.

        The Company’s handling of radioactive materials is governed by the State of Georgia in agreement with the Nuclear Regulatory Commission (NRC). The users of the TheraSeed® device are also required to possess licenses issued either by the states in which they reside or the NRC (depending upon the state involved and the production process used). The Company’s expansion plans required the Company to secure additional permits and licenses from a number of environmental, health and safety regulatory agencies. To date, the Company has not experienced delays in licensing any of its facilities or cyclotrons.

        The Company is required under its radioactive materials license to maintain radiation control and radiation safety personnel, procedures, equipment and processes, and to monitor its facilities and its employees and contractors. The Company is also required to provide financial assurance that adequate funding will exist for end-of-life radiological decommissioning of its cyclotrons and other radioactive areas of its property that contain radioactive materials. The Company’s decommissioning obligations will increase as its production capacity is expanded. The Company is also subject to federal, state and local regulations relating to the discharge of materials into the environment generally. During 2003, the Company became aware of the need for an Industrial Process Water Permit from the city of Buford, Georgia. The Company has taken all the required steps to obtain this permit and expects to obtain the permit during 2004.

        The Company disposes low-level radioactive waste to licensed commercial radioactive waste treatment or disposal facilities for incineration or land disposal. The Company provides training and monitoring of its personnel to facilitate the proper handling of all materials.

        The U.S. Department of Energy has granted Theragenics™ access to unique DOE technology, known as the PSP, for use in production of isotopes. U.S. Government Export Control Laws and Regulations govern the exporting of certain products which can be produced in the PSP and the exporting of technology associated with the PSP.

Employees

        As of December 31, 2003, the Company had 177 full time employees (including full time temporary employees and executive personnel). Of this total, 135 were engaged in the development and production of the Company’s products. The remainder of the employees were engaged in sales, marketing and general corporate activities. The Company’s employees are not represented by a union or a collective bargaining agreement, and Management considers employee relations to be good.

Item 2.      Properties

        The Company owns two manufacturing facilities located in Buford, Georgia. One facility houses cyclotrons, raw material processing, assembly and shipping operations. The second facility, which is adjacent to the first facility, houses additional cyclotrons as well as research and development activities of the Company. The Company also owns an administrative facility adjacent to its production facilities in Buford.

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

Item 3.      Legal Proceedings

In January 1999, the Company and certain of its officers and directors were named as defendants in certain securities actions alleging violations of the federal securities laws, including Sections 10(b), 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934, as amended. These actions have been consolidated into a single action pending in the U.S. District Court for the Northern District of Georgia. The complaint, as amended, purports to represent a class of investors who purchased or sold securities during the time period from January 29, 1998 to January 11, 1999. The amended complaint generally alleges that the defendants made certain misrepresentations and omissions in connection with the performance of the Company during the class period and seeks unspecified damages. On May 14, 1999 a stockholder of the Company filed a derivative complaint in the Delaware Court of Chancery purportedly on behalf of the Company, alleging that certain directors breached their fiduciary duties by engaging in the conduct that is alleged in the consolidated federal class action complaint. The derivative action has been stayed by the agreement of the parties. On July 19, 2000, the Court granted the Company’s motion to dismiss the consolidated federal class action complaint for failure to state a claim against the Company, and granted the plaintiffs leave to amend their complaint. On August 21, 2000, the plaintiffs filed a second amended complaint and on March 30, 2001, the Court denied the defendant’s motion to dismiss the plaintiffs’ second amended complaint. The Court also denied the Company’s motion for reconsideration. Subsequently, the Court certified the class and the parties commenced discovery. Discovery in the case is now complete. The Company filed a motion for summary judgment on September 30, 2003 in which it asks the Court to find that there is no genuine issue as to any material fact in the case, and therefore, the case must be dismissed. The plaintiffs have filed a brief in opposition, and the motion is currently pending before the Court.

Management continues to believe that these charges are without merit and is opposing the litigation vigorously; however, given the nature and stage of the proceedings, the ultimate outcome of the litigation cannot be determined at this time. Accordingly, no provision for any liability that might result from this litigation has been made. The Company maintains insurance for claims of this general nature.

From time to time the Company may be a party to claims that arise in the ordinary course of business, none of which, in the view of Management, is expected to have a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 4.       Submission of Matters to a Vote of Security Holders

        The Company did not submit any matter to a vote of its security holders during the fourth quarter of calendar year 2003.

PART II

Item 5.     Market for Registrant's Common Equity and Related
                   Stockholder Matters

        The Company’s Common Stock, $.01 par value, (Common Stock) is traded on the New York Stock Exchange (NYSE) under the symbol “TGX”. The high and low prices for the Company’s Common Stock as reported on the NYSE for each quarterly period in 2003 and 2002 are as follows:

2003	High	Low
First Quarter....................................................................................	$4.71	$3.12
Second Quarter...............................................................................	4.81	3.55
Third Quarter..................................................................................	6.02	4.05
Fourth Quarter................................................................................	6.20	4.31

2002
First Quarter....................................................................................	$10.44	$8.21
Second Quarter...............................................................................	10.46	7.15
Third Quarter..................................................................................	8.10	4.20
Fourth Quarter................................................................................	5.48	3.56

        As of March 2, 2004, the closing price of the Company’s Common Stock was $5.59 per share. Also, as of that date, there were approximately 592 holders of record of the Company’s Common Stock. The number of record holders does not reflect the number of beneficial owners of the Company’s Common Stock for whom shares are held by depositary trust companies, brokerage firms and others.

        The Company has a Stockholder Rights Plan (the “Rights Plan”), which contains provisions designed to protect the Company’s stockholders. Pursuant to the Rights Plan, each share of the Company’s Common Stock contains a share purchase right (a “Right”). The Rights expire in February 2007, and do not become exercisable unless certain events occur; including, the acquisition of, or commencement of a tender offer for, 15% or more of the outstanding Common Stock. In the event certain triggering events occur, including the acquisition of 20% or more of the outstanding Common Stock, each Right that is not held by the 20% or more stockholders will entitle its holder to purchase additional shares of Common Stock at a substantial discount to then current market prices. The Rights Plan and the terms of the Rights, which are set forth in a Rights Agreement between the Company and SunTrust Bank, Atlanta, as Rights Agent, could add substantially to the cost of acquiring the Company, and consequently could delay or prevent a change in control of the Company.

Dividend Policy

        The Company has never declared or paid a cash dividend on its Common Stock. It is the present policy of the Board of Directors to retain all earnings to support operations and to finance expansion. Consequently, the Board of Directors does not anticipate declaring or paying cash dividends on the Common Stock in the foreseeable future. In addition, the Company’s current credit facility prohibits the payment of dividends.

Item 6.      Selected Financial Data

        The selected financial data set forth below as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003, have been derived from the financial statements of the Company included elsewhere herein, which have been audited by Grant Thornton LLP, independent certified public accountants. The selected financial data as of December 31, 2001, 2000 and 1999, and for each of the two years in the period ended December 31, 2000, have been derived from the financial statements of the Company, which have been audited by Grant Thornton LLP but are not included herein. The selected financial data set forth below should be read in conjunction with the financial statements of the Company and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Year Ended December 31,
	2003	2002	2001	2000	1999
(Amounts in thousands, except per share data) Statement of Earnings Data:
Product sales	$35,393	$41,512	$49,667	$43,898	$43,618
Licensing fees	187	352	333	106	100

Total revenue	35,580	41,864	50,000	44,004	43,718
Cost of product sales	15,628	14,677	14,641	13,578	13,293

Gross profit	19,952	27,187	35,359	30,426	30,425
Selling, general and administrative	13,788	12,845	10,448	6,872	6,300
Research and development	7,467	6,538	2,671	2,108	709

Operating profit (loss)	(1,303)	7,804	22,240	21,446	23,416
Other income (expense)	894	897	1,408	7,253	1,273

Net earnings (loss) before income tax and cumulative
effect of change in accounting principle	(409)	8,701	23,648	28,699	24,689
Income tax expense (benefit)	(319)	3,145	8,514	10,019	8,677

Earnings (loss) before cumulative effect of change in accounting principle	(90)	5,556	15,134	18,680	16,012
Cumulative effect of change in accounting principle	(222)	-	-	-	-

Net earnings (loss)	$(312)	$5,556	$15,134	$18,680	$16,012

Earnings (loss) per common share
Basic:
Earnings (loss) before cumulative effect of change in accounting principle	$(0.00)	$0.19	$0.51	$0.63	$0.54
Cumulative effect of change in accounting principle	(0.01)	-	-	-	-

Net earnings (loss)	$(0.01)	$0.19	$0.51	$0.63	$0.54

Diluted:
Earnings (loss) before cumulative effect of change in accounting principle	$(0.00)	$0.19	$0.50	$0.62	$0.53
Cumulative effect of change in accounting principle	(0.01)	-	-	-	-

Net earnings (loss)	$(0.01)	$0.19	$0.50	$0.62	$0.53

Weighted average common shares
Basic	29,902	29,746	29,627	29,534	29,478
Diluted	29,979	29,994	30,029	29,962	29,960

	December 31,
	2003	2002	2001	2000	1999
(In thousands) Balance Sheet Data:
Cash and short-term investments	$45,104	$56,344	$45,373	$29,722	$18,765
Marketable securities	21,327	11,977	10,852	15,459	15,137
Property, plant and equipment, net	73,372	74,050	76,830	75,632	64,081
Total assets	152,789	151,395	144,007	130,700	108,043
Long-term debt, including current installments
Shareholders' equity	$142,326	$142,090	$136,007	$120,163	$101,077

THERAGENICS CORPORATION®

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Theragenics Corporation® is the manufacturer of TheraSeed®, a rice-sized, FDA-cleared device used to treat solid localized tumors, primarily prostate cancer, with a one-time, minimally invasive procedure. Theragenics™ is the world’s largest producer of palladium-103, the radioactive isotope that supplies the therapeutic radiation for its TheraSeed® device. Physicians, hospitals and other healthcare providers, primarily located in the United States, utilize the TheraSeed® device. The TheraSeed® device has also been approved for marketing throughout the member countries of the European Union by obtaining its CE Mark. Sales of the TheraSeed® device in Europe have not been significant. The majority of sales are channeled through third-party distributors. The Company also sells its TheraSeed® devices directly to physicians.

Early in 2003 the Company diversified its product line with the purchase of the U.S. iodine-125 prostate brachytherapy business of BEBIG Isotopen-und Medizintechnik GmbH (BEBIG), formerly distributed by Isotope Products Laboratories (both subsidiaries of a publicly traded German company, Eckert & Ziegler AG). The purchase gives Theragenics™ exclusive U.S. manufacturing and distribution rights to an FDA-cleared iodine-125-based medical device for the treatment of prostate cancer. Theragenics™ began distribution of the iodine-125-based medical device early in 2003, and subsequently began to produce I-Seed (the Theragenics™ iodine-125-based medical device) early in 2004, utilizing the automated production equipment procured in the business acquisition. The Company sells the I-Seed device directly to physicians, hospitals and other healthcare providers. The non-exclusive distributors of the TheraSeed® device have no distribution rights for the I-Seed device. Non-exclusive rights to distribute the TheraSeed® device in Europe were granted to BEBIG as part of the transaction. The Company believes that the ability to provide both TheraSeed® and I-Seed devices will enhance the Company’s ability to market to direct customers who seek a single source for both palladium-103 and iodine-125 brachytherapy seeds. The product line and equipment purchase will not affect the Company’s existing non-exclusive distribution agreements for the TheraSeed® device.

The Company constructed a facility in the Oak Ridge, Tennessee area initially intended to expand the Company’s production capacity for palladium-103, using unique plasma separation process (PSP) technology being leased from the U.S. Department of Energy (DOE). PSP technology is a method of separating relatively large quantities of specific non-radioactive isotopes from specific elements.

In connection with the Company’s ongoing program targeted at diversifying its future revenue stream, the Company continues to explore new applications for PSP technology. Among other things, the PSP technology enables the Company to conduct feasibility runs designed to validate isotope usage in various diverse markets and industries.

In July 2002 Theragenics™ agreed to produce test quantities of certain gadolinium isotopes for purchase by an international nuclear services company using the PSP technology. The gadolinium for the international nuclear services company was intended for a non-medical application and was delivered during the second quarter of 2003. The revenue, recognized in the second quarter of 2003, was immaterial to total revenue and represents the end of work under this agreement. Further, in 2003 the Company performed feasibility runs to validate the PSP’s capabilities to produce specific isotopes of certain elements in the rare earth group of elements for UT-Battelle, LLC (Battelle), a partnership between the University of Tennessee and Battelle, which manages the Oak Ridge National Laboratory for the U.S. Department of Energy. These agreements, which are now completed, did not have a material impact on revenue or earnings.

In addition to feasibility runs and isotope production, the PSP is capable of supplying palladium raw material. PSP operations are underway to enrich palladium-102 with the PSP to ensure ample supply of material. The Company’s palladium-103 material can be used either to support seed production or the Company’s ongoing research and development (R&D) initiatives. The Company’s diversification program includes the clinical trial that utilizes a palladium-103 device, called the TheraSource® Intravascular Brachytherapy System, designed to prevent restenosis or renarrowing of arteries following treatment of peripheral vascular disease by percutaneous transluminal angioplasty.

Following the approval of the Investigational Device Exemption granted by the U. S. Food and Drug Administration (FDA) in August 2002 to initiate the TheraP clinical trial, Theragenics™ began a clinical trial using a palladium-103 device (patent pending) early in 2003. The trial was initiated at the Fuqua Heart Center at Piedmont Hospital and St. Joseph’s Hospital, both in Atlanta. Two additional centers, Northeast Georgia Medical Center in Gainesville, Georgia and Brigham & Women’s Hospital in Boston, Massachusetts, signed on and opened enrollment in the trial in the fourth quarter of 2003. To date, 19 patients have been treated. Information and data gathered from the study will enable the Company to determine the safety, feasibility and marketing capabilities of the device. Preliminary indications from the study are encouraging, although the study is ongoing and conclusions cannot yet be reached. The Company will continue to refine the device to go into areas of the vasculature that may provide the most attractive market opportunities for the Company.

Additionally, an animal pilot study using palladium-103 in a prototype device designed for the treatment of age-related macular degeneration (AMD), a disease that leads to loss of eyesight and in some cases complete blindness, was completed early in 2002. Progress has been made in the development of a marketable device for the treatment of AMD. A patent is pending for the TheraSight™ device and the Company is analyzing various differing trial designs, while mindful of the emerging potential competition in this market. Plans continue toward commencement of a human clinical safety trial of the TheraSight™ device possibly in 2004. The increases in research and development expenditures may continue as these initiatives are pursued.

The Company has also identified potential opportunities, utilizing its cyclotrons, for production of radiochemical products, which are typically used in medical nuclear imaging procedures. Although this opportunity is in an early stage, the Company may devote additional resources to this project in 2004 with a view to developing future new products, although they could, if pursued, increase research and development expenses. However, any such radiochemical product sale is not expected to have a material impact on revenue in 2004.

The Company is also searching for, reviewing and evaluating external opportunities for diversification in the form of joint ventures, partnerships, and/or acquisitions of technologies, products and companies.

Results of Operations

Year Ended December 31, 2003, Compared to Year Ended December 31, 2002

Revenues were $35.6 million in 2003 compared to $41.9 million in 2002, a decrease of $6.3 million, or 15.0%. The decline in revenue was primarily due to a 17% decrease in unit sales of the TheraSeed® device. TheraSeed® sales direct to customers and to third party distributors remained comparable as a percentage of total TheraSeed® sales in 2003 and 2002. Although the average selling price of TheraSeed® remained steady in 2003 when compared to 2002, the overall decrease in revenues is the direct result of the decrease in total unit sales, both direct and to third-party distributors.

Currently, the Company has non-exclusive distribution agreements in place with two companies for the distribution of the TheraSeed® device, a reduction from the four distributors in place at the beginning of 2003. During 2003, one of the non-exclusive distributors of the TheraSeed® device acquired two of the other three non-exclusive distributors of the TheraSeed® device. Sales to this acquiring distributor, combined with sales to the distributors it acquired, decreased approximately 24% in 2003 as compared to 2002.

The Company believes that the decrease in unit sales throughout the year was a combination of several factors including disappointing sales by the Company’s non-exclusive distribution partners; consolidation and ownership changes in the brachytherapy market; continued deep discounting in the market by many competitors, including iodine seeds throughout the year and palladium seeds in the latter part of the year; and uncertainty related to changing rules for Medicare reimbursement (see “Medicare Developments” below).

The Company diversified its product line in 2003 with the introduction of I-Seed, an iodine-based brachytherapy device (see “Overview” above). The Company believes the ability to provide both devices, i.e., TheraSeed® and I-Seed, will allow access to direct customers otherwise not available. I-Seed sales represented approximately 4% of total brachytherapy product sales during 2003. The non-exclusive distributors of the TheraSeed® device have no distribution rights for the I-Seed device.

The Company’s licensing fees revenue represents licensing payments received for the Company’s TheraSphere® technology. Such licensing fees are not expected to become material in the foreseeable future.

At any point in time, Theragenics™ and/or its non-exclusive distributors may change their respective pricing policies for the TheraSeed® device in order to take advantage of market opportunities or to respond to competitive situations. Responding to market opportunities and competitive situations could have an adverse effect on the prices of the TheraSeed® device and could have a favorable effect or prevent an unfavorable effect on market share and volumes. Failure to respond to market opportunities and competitive situations in order to maintain per unit pricing could adversely affect current or potential market share and volumes and/or result in a decrease in margins.

Cost of sales was $15.6 million during 2003 compared to $14.7 million in 2002. Gross profit was approximately 56.1% of revenue in 2003, compared to 64.9% in 2002. The decrease in gross profit percentage in 2003 compared to 2002 was largely due to the considerable fixed cost component of Theragenics’™ operations, partially offset by the transfer of material and resources to support research and development initiatives and the completion of depreciation, early in 2003, of the first cyclotron placed in service. Approximately $3.6 million of operating expenses related to the PSP facility, including approximately $1.2 million of depreciation, were recognized in cost of sales during 2003 compared to $2.0 million during the second half of 2002. In addition, as a result of the purchase of the U.S. iodine-125 prostate brachytherapy business of BEBIG early in 2003 (see “Overview” above), approximately $860,000 of operating expenses were included in cost of sales during 2003 for direct costs related to the I-Seed device. The I-Seed production line at the Company’s Buford facility became operational early in 2004. As a result, depreciation and costs incurred to support this production line will be included in cost of sales during 2004.

Selling, general and administrative (SG&A) expenses were $13.8 million in 2003, compared to $12.8 million in 2002, an increase of $1.0 million, or 7.8%. The increase in 2003, compared to 2002, was due primarily to an increase in headcount and expenses associated with the direct sales force as a result of hiring brachytherapy specialists to promote the TheraSeed® brand. SG&A expenses were also higher during 2003 as a result of outsourcing the Company’s cancer information center to healthcare specialist, Telerx, a subsidiary of Merck Pharmaceutical, and a significant increase in Directors and Officers liability insurance premiums. These increases were partially offset by a reduction in the start-up expenses related to the PSP facility, which became operational in the second half of 2002. (see “Overview” above and “Liquidity and Capital Resources” below).

R&D expenses increased to $7.5 million, or 21.0% of revenue in 2003, from $6.5 million, or 15.6% of revenue in 2002. The increase in R&D expenses in 2003 was a result of the Company’s diversification initiatives geared to expand the application of palladium-103 to other oncological and non-oncological uses, and to explore options for using the Company’s expertise and capabilities in other areas. The bulk of these expenses were associated with the Company’s peripheral vascular and macular degeneration programs (see “Overview” above).

Other income, primarily comprising interest income, was $894,000 in 2003 compared to $897,000 in 2002. The Company’s investments consist primarily of short-term cash investments and high-credit quality municipal obligations, in accordance with the Company’s investment policies. Funds available for investment have been and will continue to be utilized for the Company’s current and future expansion programs and R&D activities, and may be used for the acquisition of technologies, products or companies consistent with the goals of Theragenics™. As funds continue to be used for these programs and activities, and as interest rates continue to change, Management expects other income to fluctuate accordingly.

The Company’s effective income tax rate was a benefit of 78% in 2003, primarily due to permanent differences related to tax-exempt interest income on municipal and government securities, compared to an expense of 36% in 2002. The Company’s income tax rate in each period differed from statutory rates primarily due to the recognition of tax credits generated by the Company’s investments in its expansion projects, research activities, and tax-exempt interest income.

Year Ended December 31, 2002, Compared to Year Ended December 31, 2001

Revenues were $41.9 million in 2002 compared to $50.0 million in 2001, a decrease of $8.1 million, or 16.3%. During 2002, unit sales of the TheraSeed® device decreased approximately 13%, while unit sales directly to customers decreased to 13% of total unit sales in 2002 from approximately 26% in 2001. The average selling price of the TheraSeed® device decreased from 2001 to 2002, which contributed to the overall decrease in revenues because direct-to-consumer sales are made at higher prices than sales to third-party distributors. The Company believes that the decrease in unit sales throughout the year was a combination of several factors including disappointing sales by the Company’s non-exclusive distribution partners and uncertainty related to changing rules for Medicare reimbursement (see “Medicare Developments” below).

The change in the distribution mix, which led to a decrease in the average selling price, was a result of several factors beginning with the termination of the distribution agreement with Indigo Medical Inc. (Indigo), a Johnson and Johnson Company, in January 2001. After the termination of the agreement, Theragenics™ increased its number of direct sales and began sales through other non-exclusive distributors. However, Theragenics™ sold to a significant number of former Indigo customers while publicly stating that it expected its share of direct TheraSeed® device sales to decline as its other non-exclusive distributors began to market aggressively to the former Indigo customers. The percentage of direct-to-customer sales for Theragenics™ declined from 2001 as the non-exclusive distributors began aggressively marketing to former Indigo customers.

The Company’s licensing fees revenue represents licensing payments received for the Company’s TheraSphere® technology.

Cost of sales was $14.7 million during 2002 compared to $14.6 million in 2001. Gross profit was 64.9% of revenue in 2002, compared to 70.7% in 2001. The decrease in gross profit percentage in 2002 compared to 2001 was largely due to the considerable fixed cost component of Theragenics’™ operations, partially offset by the transfer of material and resources to support research and development initiatives. In addition, the PSP facility commenced operations in the second half of 2002 and the related operating expenses were included in cost of sales, including approximately $500,000 of depreciation.

Selling, general and administrative (SG&A) expenses were $12.8 million in 2002, compared to $10.4 million in 2001, an increase of $2.4 million, or 22.9%. This increase was primarily due to an increase in general advertising of approximately $2.5 million in 2002 compared to 2001. Additionally, Theragenics™ incurred higher expenses from increased premiums related to insurance coverage, primarily for Directors and Officers liability insurance when policies were renewed late in 2002. These increases were partially offset by a decrease in consulting costs compared to 2001.

        R&D expenses increased to $6.5 million, or 15.6% of revenue in 2002, from $2.7 million, or 5.3% of revenue in 2001. The Company’s research and development initiatives are intended to expand the application of palladium-103 to other oncological and non-oncological uses, and to explore options for using the Company’s expertise and capabilities in other areas. The Company’s R&D initiatives during 2002 and 2001 were related primarily to peripheral vascular and age-related macular degeneration programs. During 2002 Theragenics™ was granted an Investigational Device Exemption from the U.S. Food and Drug Administration to initiate its TheraP (TheraSource® palladium-103 for the prevention of restenosis) clinical trial.

        Other income, primarily comprising interest income, was $897,000 in 2002 compared to $1.4 million in 2001. The Company’s investments consist primarily of short-term cash investments and high-credit quality municipal obligations, in accordance with the Company’s investment policies. While additional funds were available for investment during 2002, the interest rate environment during 2002 reduced the effective returns on a significant portion of the Company’s investments. Funds available for investment have been and will continue to be utilized for the Company’s current and future expansion programs and R&D activities, and may be used for the acquisition of technologies, products or companies consistent with the goals of Theragenics™. As funds continue to be used for these programs and activities, and as interest rates continue to change, Management expects other income to fluctuate accordingly.

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

Property, plant, equipment and goodwill. Property, plant and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of such assets. The Company’s estimates can result in differences from the actual useful lives of certain assets. The Company currently owns and operates 14 cyclotrons, the first of which entered service in 1993. Each of the Company’s cyclotrons is depreciated using an estimated 10-year life. Management’s estimate of the useful life of these cyclotrons is based on the Company’s experience to date with these cyclotrons. Based on experience gained relative to the operation, refurbishment, and maintenance of the cyclotrons, Management believes there is a substantive basis for the current depreciable lives of the cyclotrons. Although the older cyclotrons require increased maintenance, all the cyclotrons remain in service, including fully depreciated cyclotrons because the material produced by each machine is required for ongoing operations and the Company’s current research and development initiatives.

The PSP equipment was placed in service during the second half of 2002 and is depreciated using an estimated 15-year life. The PSP equipment utilizes specialized, unique technology.

Early in 2003 the Company entered into an agreement to purchase the brachytherapy business of BEBIG Isotopen-und Medizintechnik GmbH (BEBIG), a subsidiary company of Eckert & Ziegler AG. A total of approximately $5.3 million in progress payments and professional fees had been paid through December 31, 2003. An additional payment in the amount of $1.0 million was made subsequent to year-end 2003. The payments made through December 31, 2003 were allocated between the market value of the assets in the amount of $3.7 million and $1.6 million to goodwill. The equipment became operational in 2004. The Company has determined that the production line will be amortized over a fifteen-year life.

In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite lives are annually evaluated for impairment. The Company will review the recoverability of the carrying value of identified intangibles and other long-lived assets on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon the forecast of discounted future net cash flows from the operations to which the assets relate, utilizing our best estimates, appropriate assumptions and projections at the time. These projected future cash flows may vary significantly over time as a result of increased competition, changes in technology, fluctuations in demand, consolidation of our customers and reductions in average selling prices. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair market value of the asset. Intangible assets with definite lives are being amortized and this amortization is included in the accompanying Statements of Operations.

Management will continue to periodically examine estimates used for depreciation for reasonableness. If the Company should determine that the useful life of property, plant or equipment should be shortened or lengthened, depreciation expense would be adjusted accordingly for the remaining useful life (lives) of the identified asset(s).

Allowance for doubtful accounts. Management judgments and estimates are made and used in connection with establishing an allowance for the possibility that portions of our accounts receivable balances may become uncollectable. Accounts receivable are reduced by this allowance. Specifically, Management analyzes accounts receivable in relation to current economic trends and changes in our customer payment history in establishing this allowance. Approximately $135,000 was recognized as uncollectable in 2003. The accounts receivable balance, net of the provision for trade accounts receivables allowance of $118,000, was approximately $3.8 million as of December 31, 2003.

Commitments and Other Contractual Obligations

Operating Leases

The principle commitments of the Company include land leases, rental space and office equipment under operating, non-cancelable leases that expire at various dates through April 2029, and asset purchase obligations. Approximate minimum payments of these obligations are as follows:

Obligation	Payments due by period
	Total	2004	2005	2006	2007	2008	Thereafter
Land lease (1)	$3,458,000	$136,500	$136,500	$136,500	$136,500	$136,500	$2,775,500
Equipment and automobile	75,432	33,892	31,842	8,952	746	-	-
Purchase obligations (2)	1,800,000	1,800,000	-	-	-	-	-

Total	$5,333,432	$1,970,392	$168,342	$145,452	$137,246	$136,500	$2,775,500

(1)	Land lease payments are subject to adjustments for increases in the Consumer Price Index, January 1, 2005 and every five years thereafter.

(2)

The Company had one remaining payment obligation of $1.0 million in connection with the iodine-based product line purchase from BEBIG at December 31, 2003. All payment obligations in connection with the business acquisition were completed after year-end.

In December 2003 the Company entered into an asset purchase agreement with a contractor for the design and manufacture of certain equipment. The capital asset purchase agreement in the amount of $1.2 million is expected to be completed in late 2004. At year-end 2003, progress payments in the amount of approximately $400,000 had been paid in relation to the purchase agreement.

Guarantees Under Letters of Credit

The Company has issued standby letters of credit from time to time as security for certain liabilities. At December 31, 2003, total outstanding letters of credit, under the Credit Agreement, approximated $933,000. These letters of credit are related to asset retirement liabilities of long-lived assets, as well as a utility deposit to the City of Oak Ridge.

Liquidity and Capital Resources

The Company had cash, short-term investments and marketable securities of $66.4 million at December 31, 2003, compared to $68.3 million at December 31, 2002. Marketable securities consist primarily of short-term cash investments and high-credit quality municipal obligations, in accordance with the Company’s investment policy. Working capital was $74.0 million at December 31, 2003, compared to $74.7 million at December 31, 2002. The Company also has a Credit Agreement with a financial institution that provides for revolving borrowings of up to $40.0 million, including a $5.0 million sub-limit for letters of credit, through a credit facility with a three-year term. No borrowings were outstanding under the Credit Agreement as of December 31, 2003. Letters of credit totaling $933,000 were outstanding under the Credit Agreement as of December 31, 2003. These letters of credit represent decommission funding required by the Georgia Department of Natural Resources and a utility deposit to the City of Oak Ridge, Tennessee in connection with the PSP facility.

Cash generated by operations was $5.4 million and $15.3 million in 2003 and 2002, respectively. Cash generated from operations consists of net earnings (loss) plus non-cash expenses such as depreciation, amortization, deferred income tax expense and changes in balance sheet items such as accounts receivable, inventories, prepaid expenses and payables. The decrease in cash generated by operations during 2003 is due primarily to the net loss of $312,000 during 2003 compared to net income of $5.6 million during 2002. Depreciation and amortization increased to approximately $6.6 million in 2003 from $6.3 million in 2002, largely due to the depreciation of the building and equipment placed in service at the Oak Ridge facility during the latter half of 2002. The increase in depreciation and amortization contributed by the Oak Ridge facility and equipment was partially offset by the completion of the depreciable life of one cyclotron mid-way through the first quarter of 2003. Inventories increased approximately $790,000 during 2003 primarily due to a purchase of palladium metal at a cost of approximately $500,000 to support ongoing and future R&D initiatives (see “Overview” and “Results of Operations” above). The raw material, purchased from a U.S. mining company, is being processed using PSP technology housed in the Oak Ridge facility. Inventory also increased in 2003 as raw material, components and shipping supplies inventory increased to accommodate the I-Seed product line. Prepaid expenses and other current assets increased as payments representing repairs and spare parts for cyclotrons and equipment increased in 2003 compared to the same period in 2002.

Cash used in investing activities totaled $17.2 million and $4.6 million during 2003 and 2002, respectively. This spending related primarily to purchases of marketable securities according to the Company’s investment policy. Also, the Company’s purchase of the U.S. iodine-125 prostate brachytherapy business of BEBIG (see “Overview” above) contributed to capital spending in 2003. The Company procured an automated production line as part of the agreement that became operational early in 2004. All progress payments, representing completion of pre-defined milestones, have been made to BEBIG. A total of approximately $5.3 million in progress payments and capitalized professional fees were paid through December 31, 2003. The progress payments were allocated to the fair value of the product line and goodwill in the amount of approximately $3.7 million and $1.6 million, respectively. The additional progress payment in the amount of $1.0 million, paid in 2004, will be recognized as goodwill.

The Company expects that R&D spending will continue at the current level or will increase (see “Results of Operations”, above). Routine capital expenditures and the purchase of the equipment and facility renovations related to the iodine-125 line, totaled approximately $8.1 million during 2003. Cash was also used in 2003 for increased marketing and TheraSeed® support activities (see “Results of Operations” above), and in the pursuit of diversification efforts, including, but not limited to, ongoing work in peripheral vascular and macular degeneration programs. The Company expects that spending will continue in the pursuit of diversification efforts discussed above as well as, potentially, the purchase of technologies, products or companies.

Cash provided by financing activities was $505,000 and $307,000 in 2003 and 2002, respectively, consisting of cash proceeds from the exercise of stock options and the Company’s Employee Stock Purchase Plan.

The Company believes that current cash and investment balances, cash from future operations and credit facilities, will be sufficient to meet its currently anticipated working capital and capital expenditure requirements. In the event additional financing becomes necessary, Management may choose to raise those funds through other means of financing, as appropriate.

During the fourth quarter of 2003, the Company executed a Credit Agreement with a financial institution. The Credit Agreement, which expires October 29, 2006 (subject to earlier termination by the lender upon the occurrence of certain events of default), provides for revolving borrowings of up to $40.0 million at any time outstanding, including a $5.0 million sub-limit for letters of credit. Interest on outstanding borrowings is payable at the rate of interest periodically designated by the financial institution as its base rate, or, at the option of the Company, interest may accrue at a LIBOR based rate, plus an applicable margin which is subject to quarterly adjustment. Interest on base rate loans is payable monthly, while interest on LIBOR loans is payable on the last day of the applicable one, two or three month interest period. As of December 31, 2003 no borrowings were outstanding under the Credit Agreement. We have issued standby letters of credit from time to time as security for certain liabilities. At December 31, 2003, total outstanding letters of credit, under the Credit Agreement, approximated $933,000. These letters of credit are related to asset retirement liabilities of long-lived assets, as well as a utility deposit to the City of Oak Ridge.

The Credit Agreement is unsecured, but provides for a “springing lien” to be established on substantially all of the assets of the Company (subject to certain exceptions) in the event certain events of default occur under the Credit Agreement. The Credit Agreement contains representations and warranties, as well as affirmative, reporting and negative covenants, customary for financings of this type. Among other things, certain provisions of the Credit Agreement limit the incurrence of additional debt and require the maintenance of certain financial ratios.

The Credit Agreement replaced the August 1999 unsecured credit agreement with the Company’s previous lender, which would have expired on October 31, 2003. The prior unsecured credit agreement provided for a $40.0 million revolving loan and letter of credit commitment, and an additional uncommitted $10.0 million line of credit.

Medicare Developments

Previously, Theragenics’™ TheraSeed® device and other brachytherapy seeds fell within various “transitional pass-through codes,” which were separate from the procedure payment codes that comprise much of Medicare’s Outpatient Prospective Payment System (OPPS). On April 1, 2002, the Centers for Medicare and Medicaid Services (CMS) implemented changes in hospital payments for brachytherapy and other services provided under Medicare’s OPPS for the remainder of 2002. Through December 31, 2002, CMS bundled a portion of pass-through reimbursement for all brachytherapy seeds and other devices with the associated procedure codes, thereby effectively sheltering seeds from “pro rata reductions” that would otherwise have applied under Medicare Law. To the extent that these pass-through device costs exceeded the bundled amount, the remaining cost was subject to a 63.6% pro-rated reduction in reimbursement.

During 2003, CMS further revised its policies by bundling the costs of the prostate brachytherapy procedure, as well as the costs for catheters, needles and all seeds, into two new codes for prostate brachytherapy (one for palladium-103 and one for iodine-125). By creating two codes and setting separate reimbursement amounts for palladium-103 seed brachytherapy (including the TheraSeed® device) and iodine-125 seed brachytherapy (including the I-Seed device), CMS made an important, positive change in its final rule for 2003 compared to its initial proposal published on August 9, 2002. Specifically, the per-patient reimbursement amount under the 2003 final rule for palladium-103 prostate brachytherapy exceeded the original payment amount proposed in August 2002 for both palladium-103 and iodine-125. The final 2003 per-patient amount for palladium-103 prostate brachytherapy also exceeded the 2003 payment amount for iodine-125 prostate brachytherapy. To the extent that the brachytherapy costs for an individual patient exceeded the bundled payment amount during 2003, the remaining costs could not be submitted for additional reimbursement.

On December 8, 2003, the President signed new Medicare legislation into law that provides for improved reimbursement and coding policies in 2004 and beyond for brachytherapy seeds/sources under Medicare’s OPPS. To reflect the changes in the statute, CMS revised its November 7, 2003 final rule by publishing a new interim final rule for 2004 on January 6, 2004.

The brachytherapy provisions in the new legislation, which went into effect on January 1, 2004, require Medicare to unbundle the cost of the seeds from the costs of the brachytherapy procedure, catheters and needles under the OPPS. More specifically, the new legislation requires Medicare to reimburse hospitals for each brachytherapy seed/source furnished between January 1, 2004 to December 31, 2006 based on the hospital’s costs for each patient (calculated from the hospital’s charges adjusted by the hospital’s specific cost-to-charge ratio). This means that hospital reimbursement is no longer limited to or dictated by the reimbursement amounts assigned to the brachytherapy codes, which CMS used in 2003.

With respect to coding, the legislation requires the Medicare program to create and use coding that classifies brachytherapy seeds/sources separately from all the other services and items reimbursed under the OPPS. These separate codes for brachytherapy seeds/sources must be used in a manner that reflects the type of radioactive isotope (for example, palladium-103), the radioactive intensity and the number of brachytherapy seeds/sources used to treat each patient.

Depending on the number of seeds needed to treat each prostate patient, the total reimbursement (for the combination of the unbundled procedure codes and seeds) for the payment methodology in place until at least December 31, 2006 may be higher than the 2003 bundled payment amounts. The legislation enacted in 2003 also directs the U.S. General Accounting Office (GAO) to conduct a study examining future payment policies for brachytherapy seeds.

The Company believes its efforts in assisting policymakers in formulating and revising Medicare policies to recognize the unique aspects of classification and reimbursement that apply to brachytherapy devices such as TheraSeed® were pivotal to the enactment of this new, improved Medicare legislation for brachytherapy seeds/sources. The Company plans to continue working to assist policymakers regarding these important issues in the future.

The Company believes that the significant number of proposed and actual changes in Medicare coding and reimbursement policy in the years preceding and during 2003, created confusion for hospitals and doctors, which may have had a detrimental impact on sales in 2003 (see “Results of Operations” above). In addition, due to the fact that the Medicare rules governing coding of brachytherapy seeds/sources have undergone significant change during the past few years, the Company believes that Medicare reimbursement may continue to create confusion for hospitals and doctors going forward. In that regard, Management continues to closely monitor any effects of the reimbursement structure on the brachytherapy market as it continues to evaluate pricing, marketing and distribution strategies. The Company continues to engage a consulting firm specializing in reimbursement practices to help communicate brachytherapy reimbursement guidelines to customers.

Forward Looking and Cautionary Statements

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding sales, marketing and distribution efforts, the Company’s direct sales organization, including, but not limited to, its growth and effectiveness, third-party reimbursement, CMS policy, sales mix, effectiveness of non-exclusive distribution agreements, pricing for the TheraSeed® and I-Seed devices, future cost of sales, R&D efforts and expenses, inventory investment, SG&A expenses, other income, timing and ultimate outcome of the Company’s activities in peripheral vascular and macular degeneration programs and other diversification efforts, potential new products and opportunities, the PSP-related operations, the development of new markets and technologies, the capabilities of the PSP to produce enriched isotopes, opportunities for isotopes produced by Theragenics™, including, but not limited to, radiochemical products, the identification and development of new markets and applications for isotopes, Theragenics’™ plans and strategies for diversification, and the sufficiency of the Company’s liquidity and capital resources. From time to time, the Company may also make other forward-looking statements relating to such matters as well as statements relating to anticipated financial performance, business prospects, technological developments, other research and development activities and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with research and development activities, including animal studies and clinical trials related to new products, risks associated with new product development cycles, effectiveness and execution of marketing and sales programs of Theragenics™ and its non-exclusive distributors, risks associated with customer distribution concentration and consolidation among non-exclusive distributors, potential costs and delays in capacity expansion and start-up, potential costs and delays in PSP-related operations, the iodine-125 product line, potential changes in product pricing and competitive conditions, continued acceptance of TheraSeed® or the I-Seed devices by the market, management of growth, acceptance and efficacy of palladium-103 for other applications, adverse changes in governmental program priorities and budgetary funding by the relevant governmental authorities, continuing access to unique DOE technology, government regulation of the therapeutic radiological pharmaceutical and device business, potential changes in third-party reimbursement, risks associated with market development activities, inability of the PSP to produce isotopes suited for a particular application, potential inability to produce selected isotopes at costs competitive to other options, risks associated with governmental regulations and related export controls and security requirements for PSP technology and products. All forward looking statements and cautionary statements included in this document are made as of the date hereby based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward looking statement or cautionary statement.

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

	2003				2002
	First Qtr	Second Qtr	Third Qtr	Fourth Qtr	First Qtr	Second Qtr	Third Qtr	Fourth Qtr
	(Amounts in thousands, except per share data)
Total revenues	$11,102	$8,949	$8,519	$7,010	$11,633	$11,062	$9,828	$9,341
Cost of product sales	4,537	3,959	3,614	3,518	3,655	3,680	3,261	4,081

Gross profit	6,565	4,990	4,905	3,492	7,978	7,382	6,567	5,260
Selling, general and administrative	3,391	3,230	3,404	3,763	3,092	3,568	2,952	3,233
Research and development	1,501	1,612	2,348	2,006	933	1,252	2,434	1,919

Other income	228	225	225	216	211	244	229	213

Net earnings (loss) before
income taxes and cumulative
effect of change in accounting
principle	1,901	373	(622)	(2,061)	4,164	2,806	1,410	321
Income tax expense (benefit)	682	107	(234)	(874)	1,537	983	526	99

Net earnings (loss) before
cumulative effect of change in
accounting principle	1,219	266	(388)	(1,187)	2,627	1,823	884	222
Cumulative effect of change in
accounting principle	(222)	-	-	-	-	-	-	-

Net earnings (loss)	$997	$266	$(388)	$(1,187)	$2,627	$1,823	$884	$222

Earnings per common share:
Basic
Net earnings (loss) before
cumulative effect of change in
accounting principle	$0.04	$0.01	$(0.01)	$(0.04)	$0.09	$0.06	$0.03	$0.01
Cumulative effect of change in
accounting principle	(0.01)	-	-	-	-	-	-	-

Net earnings (loss)	$0.03	$0.01	$(0.01)	$(0.04)	$0.09	$0.06	$0.03	$0.01

Diluted
Net earnings (loss) before
cumulative effect of change in
accounting principle	$0.04	$0.01	$(0.01)	$(0.04)	$0.09	$0.06	$0.03	$0.01
Cumulative effect of change in
accounting principle	(0.01)	-	-	-	-	-	-	-

Net earnings (loss)	$0.03	$0.01	$(0.01)	$(0.04)	$0.09	$0.06	$0.03	$0.01

Weighted average shares
outstanding:
Basic:	29,829	29,908	29,932	29,940	29,715	29,753	29,755	29,759
Diluted	29,925	29,996	30,030	30,073	30,097	30,069	29,945	29,906

Inflation

Management does not believe that the relatively moderate levels of inflation, which have been experienced in the United State in recent years, have had a significant effect on the Company’s net sales or profitability.

Item 7A.      Quantitative and Qualitative Disclosure About Market Risk

The Company’s market risk exposure, related to market risk sensitive financial instruments, is not material. Letters of credit totaling approximately $933,000 were outstanding under the terms of the Credit Agreement as of December 31, 2003. No borrowings were outstanding under the Credit Agreement as of December 31, 2003. (See Liquidity and Capital Resources above).

Item 8.         Financial Statements and Supplementary Data

See index to Financial Statements (Page 39) and following pages.

Item 9.         Changes in and Disagreements on Accounting and Financial Disclosure

None

Item 9A.      Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Management, including the Company’s President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, (1) the Company’s Management concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report and (2) no changes in the Company’s internal control over financial reporting were identified in the prior fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Officers of Registrant*

        The Company has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers and a Code of Conduct for all employees. The Company expects these codes to be available shortly on its website at www.theragenics.com. These codes are available without charge upon request directed to Investor Relations, Theragenics Corporation®, 5203 Bristol Industrial Way, Buford, Georgia 30518. The Company intends to disclose amendments or waivers of these codes with respect to the Chief Executive Officer, Senior Financial Officers or Directors required to be disclosed by posting such information on its website.

Item 11.         Executive Compensation*

Item 12.         Security Ownership of Certain Beneficial Owners and Management*

Item 13.         Certain Relationships and Related Transactions*

Item 14.         Principal Accounting Fees and Services*

*	Except as set forth above, the information called for by Items 10,11,12, 13 and 14 is omitted from this Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company not later than 120 days after December 31, 2003, the close of its fiscal year.

PART IV

Item 15.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

a)     The following documents are filed as part of this Report.

          1.    Financial Statements

                 See index to financial statements on page 39.

          2.    Financial Schedules

                 See index to financial statements on page 39.

         3.    Exhibits

                 See index to exhibits on page 68

3.1	Certificate of Incorporation as amended through July 29, 1998, (incorporated by reference to Exhibit 3.1 of the Company's report on Form 10-Q for the quarterly period ended June 30, 1998)
3.2	By-Laws, (incorporated by reference to Exhibit 3.4 of the Company’s registration statement on Form S-1, File No. 33-7097, and post-effective amendments thereto)
4.1	See Exhibits 3.1 - 3.2 for provisions in the Company's Certificate of Incorporation and By-Laws defining the rights of holders of the Company’s Common Stock.
10.1	License Agreement with University of Missouri, as amended, (incorporated by reference to Exhibit 10.3 of the Company’s registration statement on Form S-1, File No. 33-7097, and post-effective amendments thereto)
10.2	Reassignment and Release Agreement among the Company, John L. Russell, Jr., and Georgia Tech Research Institute, (incorporated by reference to Exhibit 10.8 of the Company’s registration statement on Form S-1, File No. 33-7097, and post-effective amendments thereto)
10.3	1986 Incentive and Non-Incentive Stock Option Plan*, (incorporated by reference to Exhibit 10.11 of the Company’s registration statement on Form S-1, File No. 33-7097, and post-effective amendments thereto)
10.4	1990 Incentive and Non-Incentive Stock Option Plan*, (incorporated by reference to Exhibit 10.10 of the Company’s report on Form 10-K for the year ended December 31, 1990)
10.5	Agreement with Nordion International Inc., (incorporated by reference to the Company’s report on Form 8-K dated March 23, 1995)
10.6	Rights Agreement dated as of February 17, 1997 between the Company and SunTrust Bank, Atlanta, (incorporated by reference to Exhibit 99.1 of the Company’s registration statement on Form 8-A filed February 27, 1997)
10.7	Theragenics Corporation 1995 Stock Option Plan*, (incorporated by reference to Exhibit 10.1 of the Company’s common stock registration statement on Form S-8, file no. 333-15313)
10.8	1997 Stock Incentive Plan, (incorporated by reference to appendix B of the Company’s Proxy Statement for its 1997 Annual Meeting of Stockholders filed on Schedule 14A)*
10.9	Marketing and Sales Agreement by and between the Company and Indigo Medical, Inc. dated May 30, 1997 (incorporated by reference to Exhibit 10 of the Company’s report on Form 10-Q for the quarterly period ended September 30, 1997)
10.10	Theragenics Corporation® Employee Stock Purchase Plan*, (incorporated by reference to appendix A of the Company’s Proxy Statement for its 1998 Annual Meeting of Stockholders filed on Schedule 14A)
10.11	Employment agreement of Bruce W. Smith*, (incorporated by reference to Exhibit 10.22 of the Company’s report on Form 10-K for the year ended December 31, 1998)
10.12	Sublease dated March 25, 1999 between Theragenics Corporation® and Community Reuse Organization of East Tennessee, (incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the quarterly period ended March 31, 1999)+
10.13	Work for Others Agreement dated March 25, 1999 between Theragenics Corporation® and Lockheed Martin Energy Research Corporation, (incorporated by reference to Exhibit 10.2 of the Company’s report on Form 10-Q for the quarterly period ended March 31, 1999)+
10.14	Credit Agreement between Theragenics Corporation® and Wachovia Bank, National Association, (incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the quarterly period ended September 30, 1999)
10.15	Theragenics Corporation® 2000 Stock Incentive Plan* (incorporated by reference to Exhibit 10.16 of the Company’s report on Form 10-K for the year ended December 31, 1999)
10.16	Employment Agreement of M. Christine Jacobs* (incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the quarterly period ended March 31, 2000)
10.17	Employment Agreement of James A. MacLennan* (incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the quarterly period ended September 30, 2002)
10.18	Amendment to Executive Employment Agreement for Bruce W. Smith* (incorporated by reference to Exhibit 10.18 of the Company’s report on Form 10-K for year ended December 31, 2002).
10.19	Second Amendment to Executive Employment Agreement for Bruce W. Smith* (incorporated by reference to Exhibit 10.19 of the Company’s report on Form 10-K for year ended December 31, 2002).
10.20	Third Amendment to Executive Employment Agreement for Bruce W. Smith* (incorporated by reference to Exhibit 10.20 of the Company’s report on Form 10-K for year ended December 31, 2002).
10.21	First amendment to executive employment agreement for M. Christine Jacobs* (incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the quarterly period ended June 30, 2003).
10.22	Fourth amendment to executive employment agreement for Bruce W. Smith* (incorporated by reference to Exhibit 10.2 of the Company’s report on Form 10-Q for the quarterly period ended June 30, 2003).
10.23	Extension of credit agreement dated August 30, 1999 between Theragenics Corporation® and Wachovia Bank, National Association (incorporated by reference Exhibit 10.3 of to the Company’s report on Form 10-Q for the quarterly period ended June 30, 2003).
10.24	Credit Agreement dated October 29, 2003 between Theragenics Corporation® and SouthTrust Bank (incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the quarterly period ended September 30, 2003).
10.25	Executive Employment Agreement for Tracy M. Culver*
10.26	Executive Employment Agreement for Michael O’Bannon*
10.27	Amendment to Executive Employment Agreement for Michael O’Bannon*
10.28	Form of Directors and Officers Indemnification Agreement
24.1	Consent of Independent Public Accountants for Incorporation by Reference of Audit Report into Registration Statements
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant of Section 1350, Chapter 63 of Title 18, United States Code, as Adopted to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

        * Management contract or compensatory plan.
        + Confidential treatment has been requested for portions of this document.

                          (b)     Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of 2003. A Form 8-K dated October 22, 2003, was furnished to the Securities and Exchange Commission under Item 9, “Regulation FD Disclosure” (intended to be furnished under Item 12, “Results of Operations and Financial Condition”) with the press release regarding the financial results of Theragenics Corporation® for the quarter ended September 30, 2003. Under the rules of the Securities and Exchange Commission, materials furnished are not deemed filed for purposes of the federal securities laws.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERAGENICS CORPORATION
(Registrant)

By: /s/ M. Christine Jacobs M. Christine Jacobs Chief Executive Officer

Dated: March 15, 2004
Buford, Georgia

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ M. Christine Jacobs M. Christine Jacobs	Chief Executive Officer (Principal Executive Officer), President, and Chairman	3/15/04

/s/ James A. MacLennan James A. MacLennan	Chief Financial Officer (Principal Financial and Accounting Officer) and Treasurer	3/15/04

/s/ Otis W. Brawley, M.D. Otis W. Brawley, M.D.	Director	3/15/04

/s/ Orwin L. Carter Orwin L. Carter	Director	3/15/04

/s/ Earnest W. Deavenport, Jr. Earnest W. Deavenport, Jr.	Director	3/15/04

/s/ Patrick L. Flinn Patrick L. Flinn	Director	3/15/04

/s/ John V. Herndon John V. Herndon	Director	3/15/04

/s/ Philip A. Incarnati Philip A. Incarnati	Director	3/15/04

/s/ Peter A. A. Saunders Peter A. A. Saunders	Director	3/15/04

THERAGENICS CORPORATION®

TABLE OF CONTENTS

Report of Independent Certified Public Accountants

Board of Directors
Theragenics Corporation®

        We have audited the balance sheets of Theragenics Corporation® (a Delaware corporation) as of December 31, 2003 and 2002, and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Theragenics Corporation® as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note M to the Financial Statements, Theragenics Corporation® adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003.

/s/ GRANT THORNTON LLP GRANT THORNTON LLP Atlanta, Georgia January 16, 2004

Theragenics Corporation®

BALANCE SHEETS

December 31,

(Amounts in thousands)

ASSETS

	2003	2002

CURRENT ASSETS
Cash and short-term investments	$45,104	$56,344
Marketable securities	21,327	11,977
Trade accounts receivable, less allowance of
$118 in 2003 and $147 in 2002	3,831	4,789
Inventories	1,851	1,087
Deferred income tax asset	189	630
Prepaid expenses and other current assets	4,760	2,281

Total current assets	77,062	77,108

PROPERTY, PLANT AND EQUIPMENT - AT COST
Buildings and improvements	42,344	42,279
Machinery and equipment	56,456	54,578
Office furniture and equipment	773	754

	99,573	97,611
Less accumulated depreciation	34,418	27,717

	65,155	69,894
Land and improvements	822	822
Construction in progress	7,395	3,334

	73,372	74,050
OTHER ASSETS	2,355	237

Total Assets	$152,789	$151,395

LIABILITIES AND SHAREHOLDERS’ EQUITY

	2003	2002
CURRENT LIABILITIES
Accounts payable	$2,138	$1,554
Accrued salaries, wages and payroll taxes	577	489
Other current liabilities	338	341

Total current liabilities	3,053	2,384
LONG TERM LIABILITIES
Deferred income taxes	6,830	6,853
Decommissioning retirement	515
Other liabilities	65	68

Total long term liabilities	7,410	6,921
SHAREHOLDERS' EQUITY
Common stock - authorized 100,000 shares of $.01
par value; issued and outstanding, 29,944 in 2003
and 29,760 in 2002	299	298
Additional paid-in capital	61,778	61,197
Retained earnings	80,240	80,552
Accumulated other comprehensive income	9	43

Total shareholders' equity	142,326	142,090

	$152,789	$151,395

        The accompanying notes are an integral part of these statements.

Theragenics Corporation®

STATEMENTS OF OPERATIONS

Year ended December 31,

(Amounts in thousands, except per share data)

	2003	2002	2001
Revenue
Product sales	$35,393	$41,512	$49,667
Licensing fees	187	352	333

	35,580	41,864	50,000
Cost of sales	15,628	14,677	14,641

Gross profit	19,952	27,187	35,359
Operating expenses
Selling, general and administrative	13,788	12,845	10,448
Research and development	7,467	6,538	2,671

	21,255	19,383	13,119

Earnings/(loss) from operations	(1,303)	7,804	22,240
Other income (expense)
Interest income	1,040	1,067	1,639
Interest and financing costs	(167)	(99)	(168)
Other	21	(71)	(63)

	894	897	1,408

Earnings/(loss) before income tax and
cumulative effect of change in accounting
principle	(409)	8,701	23,648
Income tax expense/(benefit)	(319)	3,145	8,514

Earnings/(loss) before cumulative effect of
change in accounting principle	(90)	5,556	15,134
Cumulative effect of change in accounting
principle, net of tax of $131	(222)

NET EARNINGS/(LOSS)	$(312)	$5,556	$15,134

NET EARNINGS/(LOSS) PER COMMON SHARE
Basic:
Earnings before cumulative effect of change in
accounting principle	$0.00	$0.19	$0.51
Cumulative effect of change in accounting
principle, net of tax	(0.01)

Net earnings/(loss) per common share (basic)	$(0.01)	$0.19	$0.51

Diluted:
Earnings before cumulative effect of change in
accounting principle	$0.00	$0.19	$0.50
Cumulative effect of change in accounting
principle, net of tax	(0.01)

Net earnings/(loss) per common share (diluted)	$(0.01)	$0.19	$0.50

WEIGHTED AVERAGE SHARES:
Basic	29,902	29,746	29,627
Diluted	29,979	29,994	30,029
Net earnings/(loss)	$(312)	$5,556	$15,134
Comprehensive income/(loss)
Unrealized gain/(loss) on securities
available for sale:	(34)	43

Total comprehensive income/(loss)	$(346)	$5,599	$15,134

The accompanying notes are an integral part of these statements.

  Theragenics Corporation®

   STATEMENTS OF SHAREHOLDERS' EQUITY

  For the three years ended December 31, 2003

(Amounts in thousands)

	Common Stock		Additional		Accumulated other
	Number of Shares	Par value $.01	paid-in capital	Retained earnings	comprehensive income	Total
Balance, December 31, 2000	29,579	$296	$60,005	$59,862		$120,163
Exercise of stock options	99	1	292			293
Common stock issued under employee stock
purchase plan	12		69			69
Stock-based compensation			123			123
Income tax benefit from stock options and stock
purchase plan			225			225
Net earnings for the year				15,134		15,134

Balance, December 31, 2001	29,690	$297	$60,714	$74,996	$	$136,007
Exercise of stock options	60	1	244			245
Employee stock purchase plan	10		63			63

Stock-based compensation			67			67
Unrealized gain on securities available-for-sale					43	43
Income tax effect from stock options and stock
purchase plan			109			109
Net earnings for the year				5,556		5,556

Balance, December 31, 2002	29,760	$298	$61,197	$80,552	$43	$142,090
Exercise of stock options	162	1	434			435
Employee stock purchase plan	22		70			70
Stock-based compensation			72			72
Unrealized loss on securities available-for-sale					(34)	(34)
Income tax effect from stock options and stock
purchase plan			5			5
Net loss for the year				(312)		(312)

Balance, December 31, 2003	29,944	$299	$61,778	$80,240	$9	$142,326

The accompanying notes are an integral part of these statements.

Theragenics Corporation®

STATEMENTS OF CASH FLOWS

Year ended December 31,

(Amounts in thousands)

	2003	2002	2001
Cash flows from operating activities:
Net earnings/(loss)	$(312)	$5,556	$15,134
Adjustments to reconcile net earnings/(loss)to
net cash provided by operating activities:
Cumulative effect of change in accounting principle,
net of tax	222
Depreciation & amortization	6,553	6,347	5,721
Deferred income taxes	547	468	635
Income tax effect from stock options	5	109	225
Stock-based compensation	72	67	123
Deferred rent	(3)	(4)	(2)
Provision for allowances	(1)	(153)	527
Loss on disposal of equipment	3	16	52
Changes in assets and liabilities:
Accounts receivable	987	2,583	(523)
Inventories	(790)	(85)	(343)
Prepaid expenses and other current assets	(2,479)	(404)	(456)
Other assets	(25)	(15)	(90)
Trade accounts payable	584	758	(181)
Accrued salaries, wages and payroll taxes	88	(212)	66
Income taxes payable			(2,866)
Other current liabilities	(3)	248	(60)

Net cash provided by operating activities	5,448	15,279	17,962

Cash flows from investing activities:
Purchases and construction of property and equipment	(2,542)	(3,565)	(7,354)
Proceeds from disposal of plant and property	7	60
Cash paid for acquisition	(5,243)
Purchases of marketable securities	(28,249)	(13,445)	(14,823)
Maturities of marketable securities	18,834	12,335	19,504

Net cash used by investing activities	(17,193)	(4,615)	(2,673)

Cash flows from financing activities:
Proceeds from exercise of stock options and stock purchase
plan	505	307	362

Net cash provided by financing activities	505	307	362

Net increase/(decrease) in cash and short-term investments	$(11,240)	$10,971	$15,651
Cash and short-term investments at beginning of year	$56,344	$45,373	$29,722

Cash and short-term investments at end of year	$45,104	$56,344	$45,373

Supplementary Cash Flow Disclosure
Interest paid, net of amounts capitalized	$167	$99	$168
Income taxes paid	$1,113	$2,661	$10,971

The accompanying notes are an integral part of these statements.

Theragenics Corporation®

NOTES TO FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE A — ORGANIZATION AND DESCRIPTION OF BUSINESS

Theragenics Corporation® (the “Company”) is the manufacturer of TheraSeed®, a rice-sized, FDA-cleared device used to treat solid localized tumors, primarily prostate cancer, with a one-time, minimally invasive procedure. Theragenics™ is the world´s largest producer of palladium-103, the radioactive isotope that supplies the therapeutic radiation for its TheraSeed® device. Physicians, hospitals and other healthcare providers, primarily located in the United States, utilize the TheraSeed® device. The TheraSeed® device has also been approved for marketing throughout the member countries of the European Union by obtaining its CE Mark. Sales of the TheraSeed® device in Europe have not been significant. The majority of sales are channeled through third-party distributors. The Company also sells its TheraSeed® devices directly to physicians.

Early in 2003 the Company diversified its product line with the purchase of the U.S. iodine-125 prostate brachytherapy business of BEBIG Isotopen-und Medizintechnik GmbH (BEBIG), formerly distributed by Isotope Products Laboratories (both subsidiaries of a publicly traded German company, Eckert & Ziegler AG). The purchase gives Theragenics™ exclusive U.S. manufacturing and distribution rights to an FDA-cleared iodine-125-based medical device for the treatment of prostate cancer. Theragenics™ began distribution of the iodine-125-based medical device early in 2003, and subsequently began to produce I-Seed (the Theragenics™ iodine-125-based medical device) early in 2004, utilizing the automated production equipment procured in the business acquisition. The Company sells the I-Seed device directly to physicians, hospitals and other healthcare providers. The non-exclusive distributors of the TheraSeed® device have no distribution rights for the I-Seed device. Non-exclusive rights to distribute the TheraSeed® device in Europe were granted to BEBIG as part of the transaction. The product line and equipment purchase will not affect the Company´s existing non-exclusive distribution agreements for the TheraSeed® device.

The Company constructed a facility in the Oak Ridge, Tennessee area initially intended to expand the Company´s production capacity for palladium-103, using unique plasma separation process (PSP) technology being leased from the U.S. Department of Energy (DOE). PSP technology is a method of separating relatively large quantities of specific non-radioactive isotopes from specific elements.

In connection with the Company´s ongoing program targeted at diversifying its future revenue stream, the Company continues to explore new applications for PSP technology. Among other things, the PSP technology enables the Company to conduct feasibility runs designed to validate isotope usage in various diverse markets and industries.

In July 2002 Theragenics™ agreed to produce test quantities of certain gadolinium isotopes for purchase by an international nuclear services company using the PSP technology. The gadolinium for the international nuclear services company was intended for a non-medical application and was delivered during the second quarter of 2003. Further, in 2003 the Company performed feasibility runs to validate the PSP´s capabilities to produce specific isotopes of certain elements in the rare earth group of elements for UT-Battelle, LLC (Battelle), a partnership between the University of Tennessee and Battelle, which manages the Oak Ridge National Laboratory for the U.S. Department of Energy.

The Company has an ongoing research and development program designed to utilize palladium-103 for other oncological and non-oncological uses, and to explore options for using the Company’s expertise and capabilities in other areas. Following the approval of the Investigational Device Exemption granted by the U. S. Food and Drug Administration (FDA) in August 2002, Theragenics™ initiated the TheraP trial using a palladium-103 device, called the TheraSource® Intravascular Brachytherapy System, designed to prevent restenosis or renarrowing of arteries following treatment of peripheral vascular disease by percutaneous transluminal angioplasty.

Additionally, an animal pilot study using palladium-103 in a prototype device designed for the treatment of age-related macular degeneration (AMD), a disease that leads to loss of eyesight and in some cases complete blindness, was completed early in 2002. Progress has been made in the development of a marketable device for the treatment of AMD. A patent is pending for the TheraSight™ device and the Company is analyzing various differing trial designs, while mindful of the emerging potential competition in this market.

The Company competes in markets characterized by rapid technological innovation, significant research efforts and continual scientific discoveries. These markets are also subject to significant regulatory oversight at the federal, state and local levels. The regulatory bodies include, among others, the FDA, the Nuclear Regulatory Commission, the DOE, various states' agencies such as the Departments of Natural and Human Resources, and the Occupational Safety and Health Administration, as well as the European counterparts of these U.S. governmental units. The Company is therefore directly affected by changes in technology and products, as they may apply to cancer treatment, governmental regulations related to its industry and the well being of the healthcare industry.

  NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

                1.  Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP), Management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, at the date of the balance sheet, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                2.  Revenue Recognition

                Revenue from product sales is recognized upon shipment. Licensing fees are recognized in the period to which they relate.

                3.  Cash and Short-Term Investments

For purposes of reporting cash flows, cash and short-term investments include cash on hand, cash in banks, variable rate demand notes, treasury investments and U.S. obligations and commercial paper with maturities equal to or less than 90 days from purchase.

                4.  Marketable Securities

Marketable securities consist primarily of high-credit quality municipal obligations in accordance with the Company’s investment policies. Marketable securities are classified as available-for-sale and are reported at fair value, based upon quoted market prices at the balance sheet date. The estimated fair value of marketable securities by contractual maturity at December 31, 2003, is as follows (amounts in thousands):

Due in one year or less	$7,655
Due after one year through five years	$13,672

                5.  Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist primarily of raw material, shipping materials, components and work in process.

                6.  Property, Equipment, and Amortization

Property and equipment are recorded at historical cost. Depreciation and amortization is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives on a straight-line basis. Depreciation and amortization expense related to property and equipment charged to operations was approximately $6,545,000, $6,265,000 and $5,748,000 for 2003, 2002 and 2001, respectively. Estimated service lives are 30 years for buildings and improvements, and 3 to 15 years for machinery, equipment and furniture.

A significant portion of the Company’s depreciable assets is utilized in the production of its product. Management periodically evaluates the realizability of its depreciable assets in light of its current industry environment. Management believes that no impairment of depreciable assets exists as of December 31, 2003. It is possible, however, that Management’s estimates concerning the realizability of the Company’s depreciable assets could change in the near term due to changes in the technological and regulatory environment.

                7.  Income Taxes

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

                8.  Research and Development Costs

                Research and development (R&D) costs are expensed when incurred.

                9.  Advertising

The Company expenses the cost of advertising as incurred. Advertising expense was approximately $2,291,000 and $2,956,000 for the years ended December 31, 2003 and 2002, respectively. Advertising expense for the period ending December 31, 2001 was not significant.

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

                Available-for-sale securities consist of:

	2003

(in thousands)	Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
State and municipal securities	$6,240	$51	$6,291
U.S. government and agency securities	6,464	(11)	6,453
Corporate and other securities	8,614	(31)	8,583

Total	$21,318	$9	$21,327

                13.  Reclassifications

                Certain amounts included in the 2002 and 2001 financial statements have been reclassified to conform to the 2003 presentation.

NOTE C — CONSTRUCTION IN PROGRESS AND PURCHASE COMMITMENTS

The U.S. Department of Energy (DOE) has granted Theragenics™ access to unique DOE technology (plasma separation process or “PSP”) for use in production of isotopes, including palladium-103. The Company has constructed a facility in Oak Ridge, Tennessee to house the equipment, infrastructure and work force necessary to support the production of isotopes, including palladium-103, using this DOE technology. The building and the PSP became operational during the latter half of 2002. Additional equipment in the amount of $1.7 million has not yet been placed in service and is recorded as construction-in-progress on the accompanying balance sheet as at December 31, 2003.

The Company diversified its product line in 2003 with the purchase of the U.S. iodine-125 prostate brachytherapy business of BEBIG Isotopen-und Medizintechnik GmbH (BEBIG), formerly distributed by Isotope Products Laboratories (both subsidiaries of a publicly traded German company, Eckert & Ziegler AG). The purchase gives Theragenics™ exclusive U.S. manufacturing and distribution rights to an iodine-125-based medical device for the treatment of prostate cancer. Theragenics™ also acquired BEBIG’s assets related to this operation. Non-exclusive rights to distribute the TheraSeed® device in Europe were granted to BEBIG as part of the transaction. Progress payments were being made to BEBIG based upon completion of pre-defined milestones. A total of approximately $5.3 million in progress payments and professional fees had been paid through December 31, 2003. The payments made through December 31, 2003 were allocated between the market value of the assets in the amount of $3.7 million and $1.6 million to goodwill. The equipment became operational in 2004.

In December 2003 the Company entered into an asset purchase agreement with a contractor for the design and manufacture of certain equipment. The capital asset purchase agreement in the amount of $1.2 million should be completed in late 2004. At year-end 2003, progress payments in the amount of approximately $400,000 had been paid in relation to the purchase agreement.

NOTE D – MARKETING AND SALES AGREEMENTS AND MAJOR CUSTOMERS

The Company sells its TheraSeed® device directly to health care providers and to third party distributors. Theragenics™ also distributes I-Seed, an iodine-125 based medical device, directly to health care providers. During the first quarter of 2003, the distribution agreement with one distributor was discontinued upon notification of the acquisition of the distributor by another TheraSeed® distributor. In addition, during the second quarter of 2003, Theragenics™ was notified that this same distributor acquired another TheraSeed® distributor. Currently, the Company has non-exclusive distribution agreements in place with two companies for the distribution of the TheraSeed® device, C. R. Bard and Medi-Physics, Inc. (formerly d/b/a/ Nycomed Amersham and now part of Oncura, a company formed by a merger of the brachytherapy businesses of Amersham plc and Galil Medical Ltd.). The five-year non-exclusive distribution agreements for the distribution of the TheraSeed® device give each distributor the right to distribute the TheraSeed® device in the U.S., Canada and Puerto Rico for the treatment of prostate cancer and other solid localized cancerous tumors. These non-exclusive agreements give the distributors the option to distribute the TheraSeed® device internationally.

Sales to the two existing and the two previous non-exclusive distributors represented approximately 81% and 83% of product revenue for the years ended December 31, 2003 and 2002, respectively, with sales to two of the four non-exclusive distributors each exceeding 10% of total revenue for each year. Sales to the four non-exclusive distributors represented approximately 66% of product revenue for the year ended December 31, 2001 with sales to three of the four non-exclusive distributors each exceeding 10% of total revenue for each year. Accounts receivable from the four non-exclusive distributors represented approximately 74% of accounts receivable at December 31, 2003, with two of the four non-exclusive distributors exceeding 10% of total accounts receivable. Accounts receivable from the existing non-exclusive distributors represented approximately 78% of accounts receivable at December 31, 2002, with each of the two non-exclusive distributors exceeding 10% of total accounts receivable.

NOTE E — INCOME TAXES

                 The income tax provision consisted of the following (in thousands):

	2003	2002	2001
Current
Federal	$(804)	$2,442	$7,305
State	(62)	235	574

	(866)	2,677	7,879

Deferred
Federal	500	126	583
State	47	342	52

	547	468	635

	$(319)	$3,145	$8,514

The Company’s temporary differences result in a deferred income tax liability at December 31, 2003 and 2002, summarized as follows (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Non-deductible accruals and allowances	$74	$327
Inventories	115
Stock compensation	314	303
Asset retirement obligation	191
Other	29

Gross deferred tax assets	723	630

Deferred tax liabilities:
Property and equipment	(7,324)	(6,853)
Other	(40)

Gross deferred tax liabilities	(7,364)	(6,853)

Net deferred tax liability	$(6,641)	$(6,223)

                 The net deferred tax liability is classified in the accompanying balance sheets as follows (in thousands):

	December 31,
	2003	2002
Current deferred tax asset	$189	$630
Long-term deferred tax liability	(6,830)	(6,853)

Net deferred tax liability	$(6,641)	$(6,223)

                 A reconciliation of the statutory federal income tax rate and the effective tax rate follows:

	2003		2002	2001
Tax at applicable federal rates	(35	.0)%	35.0%	35.0%
State tax, net of federal income tax	(2.0)		2.0	2.1
Investment credits				(0.8)
Tax exempt interest	(52.0)		(1.5)	(0.5)
Other	11.0		0.6	0.2

	(78	.0)%	36.1%	36.0%

NOTE F – CREDIT AGREEMENT

The Company executed a Credit Agreement with a financial institution on October 29, 2003. The Credit Agreement, which expires October 29, 2006 (subject to earlier termination by the lender upon the occurrence of certain events of default), provides for revolving borrowings of up to $40.0 million at any time outstanding, including a $5.0 million sub-limit for letters of credit. Interest on outstanding borrowings is payable at the rate of interest periodically designated by the financial institution as its base rate, or, at the option of the Company, interest may accrue at a LIBOR based rate, plus an applicable margin which is subject to quarterly adjustment. Interest on base rate loans is payable monthly, while interest on LIBOR loans is payable on the last day of the applicable one, two or three month interest period.

The Credit Agreement is unsecured, but provides for a “springing lien” to be established on certain assets of the Company (subject to certain exceptions) in the event certain events of default occur under the Credit Agreement. The Credit Agreement contains representations and warranties, as well as affirmative, reporting and negative covenants, customary for financings of this type. Among other things, certain provisions of the Credit Agreement limit the incurrence of additional debt and require the maintenance of certain financial ratios. The Company was in compliance with these debt covenants at December 31, 2003.

The Company has letters of credit outstanding under the Credit Agreement for approximately $933,000. A significant portion of these letters of credit relates to potential future decommissioning activities. The letters of credit are subject to terms identical to those of borrowings under the Credit Agreement.

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

The Company has granted certain of its geographical rights under the licensing agreement with the University of Missouri to Nordion International, Inc., a Canadian company that is a producer, marketer and supplier of radioisotope products and related equipment. Under the Nordion agreement, the Company is entitled to licensing fees for each geographic area in which Nordion receives new drug approval. The Company will also be entitled to a percentage of revenues earned by Nordion as royalties under the agreement. Royalties from this agreement are recorded as “Licensing fees” in the accompanying statements of operations.

                Lease Commitments

The Company leases land, space and office equipment under non-cancelable leases that expire at various dates through April 2029. Approximate minimum lease payments under the leases are as follows: 2004, $170,000; 2005, $168,000; 2006, $145,000; 2007, $137,000; 2008, $137,000; and $2,776,000 thereafter.

Rent expense was approximately $289,000, $345,000 and $385,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

                Contingencies

In January 1999, the Company and certain of its officers and directors were named as defendants in certain securities actions alleging violations of the federal securities laws, including Sections 10(b), 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934, as amended. These actions have been consolidated into a single action pending in the U.S. District Court for the Northern District of Georgia. The complaint, as amended, purports to represent a class of investors who purchased or sold securities during the time period from January 29, 1998 to January 11, 1999. The amended complaint generally alleges that the defendants made certain misrepresentations and omissions in connection with the performance of the Company during the class period and seeks unspecified damages. On May 14, 1999 a stockholder of the Company filed a derivative complaint in the Delaware Court of Chancery purportedly on behalf of the Company, alleging that certain directors breached their fiduciary duties by engaging in the conduct that is alleged in the consolidated federal class action complaint. The derivative action has been stayed by the agreement of the parties. On July 19, 2000, the Court granted the Company’s motion to dismiss the consolidated federal class action complaint for failure to state a claim against the Company, and granted the plaintiffs leave to amend their complaint. On August 21, 2000, the plaintiffs filed a second amended complaint and on March 30, 2001, the Court denied the defendant’s motion to dismiss the plaintiffs’ second amended complaint. The Court also denied the Company’s motion for reconsideration. Subsequently, the Court certified the class and the parties commenced discovery. Discovery in the case is now complete. The Company filed a motion for summary judgment on September 30, 2003 in which it asks the Court to find that there is no genuine issue as to any material fact in the case, and therefore, the case must be dismissed. The plaintiffs have filed a brief in opposition, and the motion is currently pending before the Court.

Management continues to believe that these charges are without merit and is opposing the litigation vigorously; however, given the nature and stage of the proceedings, the ultimate outcome of the litigation cannot be determined at this time. Accordingly, no provision for any liability that might result from this litigation has been made. The Company maintains insurance for claims of this general nature.

From time to time the Company may be a party to claims that arise in the ordinary course of business, none of which, in the view of Management, is expected to have a material adverse effect on the consolidated financial position or results of operations of the Company.

NOTE H — COMMON STOCK AND STOCK OPTION PLANS

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

Stock option transactions for each of the three years in the period ended December 31, 2003, are summarized below (shares in thousands):

	2003		2002		2001
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding, beginning of year	2,778	$9.53	2,324	$10.21	2,311	$10.00
Granted	30	4.34	514	5.83	112	7.96
Exercised	(155)	2.80	(60)	4.10	(99)	2.98
Forfeited	(118)	16.73

Outstanding, end of year	2,535	$9.54	2,778	$9.53	2,324	$10.21

                The following table summarizes information about stock options outstanding at December 31, 2003 (shares in thousands):

		Options Outstanding			Options Exercisable
Range of exercise prices		Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted-average exercise price
$1	.63 - $5.40	611	6.1	$4.05	310	$3.36
$6	.88 - $11.75	1,407	4.9	8.45	1,208	8.47
$16	.56 - $26.63	517	4.3	18.98	517	18.98

		2,535	5.0	$9.54	2,035	$10.37

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

		2003	2002	2001
Net earnings/(loss)	As reported	$(312)	$5,556	$15,134
	Pro forma	(1,190)	4,455	13,749
Basic net earnings/(loss) per common share	As reported	$(0.01)	$0.19	$0.51
	Pro forma	(0.04)	0.15	0.47
Diluted net earnings/(loss) per common share	As reported	$(0.01)	$0.19	$0.50
	Pro forma	(0.04)	0.15	0.46

The weighted average fair value of the options granted during 2003, 2002, and 2001 was $2.79, $3.55 and $5.84, respectively. The fair values were estimated using the Black-Scholes options-pricing model with the following weighted average assumptions:

	2003	2002	2001
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	72.7%	71.0%	79.8%
Risk-free interest rate	3.4%	3.0%	5.3%
Expected life of option (years)	5.5	5.0	6.3

             Stock Options Issued to Non-Employees

During 1998, the Company issued 100,000 stock options to an individual for medical and cancer consulting services. The Company is recording consulting expenses based on the estimated fair value of the options at the grant date over the consulting term of five years. Consulting expenses related to this agreement were approximately $42,000, $67,000 and $123,000 during 2003, 2002 and 2001, respectively.

             Restricted Stock

The Company has awarded shares of restricted stock to directors. The shares have restriction periods tied primarily to service. The awards are recorded at market value on the date of the grant as unearned compensation. The initial values of the grants are amortized over the restriction period, net of forfeitures. The number of restricted stock shares and annual expense information is as follows:

2003
Number of shares awarded	7,000
Average market price	$4.30
Shares outstanding	7,000
Annual expense, net	$30,740

                 There were no restricted stock awards in 2002 or 2001.

NOTE I — EARNINGS PER SHARE

                 Earnings per common share was computed as follows (in thousands, except per share data):

	Year ended December 31,
	2003	2002	2001
Numerator for basic and diluted earnings
Per share - income available common
shareholders	$(312)	$5,556	$15,134
Denominator for basic earnings per share -
Adjusted weighted average shares	29,902	29,746	29,627

Effect of dilutive stock options and warrants	77	248	402

Denominator for diluted earnings per share -
Adjusted weighted average shares	29,979	29,994	30,029

Basic earnings per share	$(0.01)	$0.19	$0.51

Diluted earnings per share	$(0.01)	$0.19	$0.50

NOTE J — EMPLOYEE BENEFIT PLAN

                 401(k) Savings Plan

The Company has a 401(k) savings plan providing retirement benefits to all employees at least 21 years of age. The Company makes matching contributions of 20%-60% of each participant’s contribution, up to 6% of salary. The percentage of matching contributions is based on net earnings and is made in the form of Company common stock. Matching contributions are charged to operating expenses and totaled approximately $49,000, $90,000 and $47,000 in 2003, 2002 and 2001, respectively.

                 Employee Stock Purchase Plan

The Theragenics Corporation® Employee Stock Purchase Plan (the “ESPP”) allows eligible employees the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each quarterly offering period. As of December 31, 2003 and 2002, there were 131,000 and 152,000 shares of common stock reserved and un-issued for the ESPP, respectively, and 69,000 and 48,000 shares had been issued under the plan, respectively.

NOTE K — RELATED PARTY TRANSACTIONS

An officer and director of the Company is a director of a vendor that provides radiation measurement services to Theragenics™. Theragenics™ paid this vendor approximately $37,000, $29,000 and $24,000 during 2003, 2002 and 2001, respectively, for these services. The same officer and director of the Company was a director of the American Cardiovascular Research Institute (ACRI) for a portion of 2003. ACRI performed animal studies related to the Company’s research initiatives. Theragenics™ paid ACRI approximately $60,000, $117,000 and $320,000 during 2003, 2002, and 2001, respectively, for these animal studies.

The same officer is related to the principle of an outside consultant, Medical Equities that provides real estate advisory services. Theragenics™ paid this consultant approximately $5,000 in 2003 for these services.

NOTE L — QUARTERLY FINANCIAL DATA (UNAUDITED)

The following summarizes certain quarterly results of operations (in thousands, except per share data):

Year ended December 31, 2003	Quarter ended
	March 31	June 30	September 30	December 31
Net revenue	$11,102	$8,949	$8,519	$7,010
Gross profit	6,565	4,990	4,905	3,492
Earnings/(loss) before cumulative effect of change in
accounting principle	1,219	266	(388)	(1,187)
Cumulative effect of change in accounting
principle	(222)
Net earnings/(loss)	997	266	(388)	(1,187)
Net earnings/(loss) per common share
Basic:
Earnings/(loss) before cumulative effect of change in
accounting principle	$0.04	$0.01	$(0.01)	$(0.04)
Cumulative effect of change in accounting
principle	(0.01)
Net earnings/(loss) per common share (basic)	$0.03	$0.01	$(0.01)	$(0.04)

Diluted:
Earnings/(loss) before cumulative effect of change in
accounting principle	$0.04	$0.01	$(0.01)	$(0.04)
Cumulative effect of change in accounting
principle	(0.01)

Net earnings/(loss) per common share (diluted)	$0.03	$0.01	$(0.01)	$(0.04)

Year ended December 31, 2002
	March 31	June 30	September 30	December 31
Net revenue	$11,633	$11,062	$9,828	$9,341
Gross profit	7,978	7,382	6,567	5,260
Net earnings	2,627	1,823	884	222
Net earnings per common share:
Basic	$0.09	$0.06	$0.03	$0.01
Diluted	$0.09	$0.06	$0.03	$0.01

NOTE M – ASSET RETIREMENT OBLIGATIONS

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

At January 1, 2003 the Company adopted Statement 143 and recognized an initial ARO of approximately $478,000 and net capitalized costs of $126,000. The impact of adopting the Statement was recognized as a cumulative effect of change in accounting principle in the amount of $353,000 ($222,000 after taxes). The Company has recognized an increase in the ARO of approximately $36,000 for the year ended December 31, 2003 representing the accretion expense. Approximately $30,000 in amortization expense was recognized related to the capitalized cost through the period ending December 31, 2003.

NOTE N – RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, companies are no longer required to amortize goodwill and other intangible assets with indefinite lives but will be required to test these assets periodically for impairment. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 effective January 1, 2002.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which was effective for the Company’s 2003 fiscal year (see “Note M” above).

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

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS 146 is effective for exit and disposal activities initiated after December 31, 2002. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”). SFAS 148 amends Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods for voluntary transition to SFAS 123‘s fair value method of accounting for stock-based employee compensation. SFAS 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net earnings (loss) and earnings (loss) per share in annual and interim financial statements. The provisions of SFAS 148 are effective in fiscal years beginning after December 15, 2002. The Company has adopted the disclosure option of this pronouncement and will continue to account for stock options under the intrinsic method.

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

Report of Independent Certified Public Accountants on Schedule

Board of Directors
Theragenics Corporation®

In connection with our audit of the financial statements of Theragenics Corporation® referred to in our report dated January 16, 2004, which is included in the annual report to security holders and incorporated by reference in Part II of this form, we have also audited Schedule II for each of the three years in the period ended December 31, 2003. In our opinion, the schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ GRANT THORNTON LLP GRANT THORNTON LLP. Atlanta, Georgia January 16, 2004

Theragenics Corporation®

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For each of the three years in the period ended December 31, 2003
(Amount in thousands)

Column A - Description	Column B	Column C - Additions		Column D		Column E
	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts	Deductions		Balance at end of period
Year ended December 31, 2003
Allowance for doubtful
accounts receivable	$147	$106	$0	$135	(a)	$118
Allowance for doubtful
inventory	$65	$29	$0	$0		$94
Year ended December 31, 2002
Allowance for doubtful
accounts receivable	$300	($153)	$0	$0		$147
Allowance for doubtful
inventory	$548	$0	$0	$483	(b)	$65
Year ended December 31, 2001
Allowance for doubtful
accounts receivable	$21	$279	$0	$0		$300
Allowance for doubtful
inventory	$300	$248	$0	$0		$548

                                                               (a) – write-off of uncollectible amounts
                                                               (b) – disposal of inventory

THERAGENICS CORPORATION®

INDEX TO EXHIBITS

10.25         Executive Employment Agreement for Tracy M. Culver

10.26         Executive Employment Agreement for Michael O’Bannon

10.27         Amendment to Executive Employment Agreement for Michael O’Bannon

10.28         Form of Directors and Officers Indemnification Agreement

24.1           Consent of Independent Public Accountants for Incorporation by Reference of Audit Report into Registration Statements

31.1           Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2           Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1           Certification of Chief Executive Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2           Certification of Chief Financial Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted to Section 906 of the Sarbanes-Oxley Act of 2002.