Form 10-Q
period 2004-03-31
THERAGENICS CORP
filed 2004-05-07
CIK 795551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

As of May 3, 2004 the number of shares of $.01 par value common stock outstanding was 29,966,575.

THERAGENICS CORPORATION®

THERAGENICS CORPORATION®
BALANCE SHEETS
(Amounts in thousands, except per share data)

ASSETS
	March 31, 2004 (unaudited)	December 31, 2003

CURRENT ASSETS
Cash and short-term investments	$37,668	$45,104
Marketable Securities	25,704	21,327
Trade accounts receivable, less allowance of $145 in
2004 and $118 in 2003	4,786	3,831
Inventories	2,582	1,851
Deferred income tax asset	239	189
Prepaid expenses and other current assets	5,082	4,760

TOTAL CURRENT ASSETS	76,061	77,062
PROPERTY AND EQUIPMENT
Buildings and improvements	43,390	42,344
Machinery and equipment	60,909	56,456
Office furniture and equipment	783	773

	105,082	99,573

Less accumulated depreciation and
amortization	(36,102)	(34,418)

	68,980	65,155
Land	822	822
Construction in progress	2,818	7,395

TOTAL PROPERTY AND EQUIPMENT	72,620	73,372
OTHER ASSETS	2,827	2,355

TOTAL ASSETS	$151,508	$152,789

THERAGENICS CORPORATION®
BALANCE SHEETS – Continued
(Amounts in thousands, except per share data)

LIABILITIES & SHAREHOLDERS' EQUITY
	March 31, 2004 (unaudited)	December 31, 2003

CURRENT LIABILITIES
Trade accounts payable	$1,713	$2,138
Accrued salaries, wages and payroll taxes	351	577
Other current liabilities	577	338

TOTAL CURRENT LIABILITIES	2,641	3,053
LONG-TERM LIABILITIES
Deferred income taxes	6,864	6,830
Asset retirement obligation	524	515
Other liabilities	65	65

TOTAL LONG-TERM LIABILITIES	7,453	7,410
SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 100,000
shares authorized; issued and outstanding,
29,967 in 2004 and 29,944 in 2003	300	299
Additional paid-in capital	61,828	61,778
Retained earnings	79,274	80,240
Accumulated other comprehensive income	12	9

TOTAL SHAREHOLDERS' EQUITY	141,414	142,326

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$151,508	$152,789

        The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION®
STATEMENTS OF OPERATIONS
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended March 31,

	2004	2003

REVENUE
Product sales	$7,882	$11,059
Licensing fees	71	43

	7,953	11,102
COST OF SALES	3,398	4,537

GROSS PROFIT	4,555	6,565
OPERATING EXPENSES
Selling, general & administrative	4,072	3,391
Research & development	2,278	1,501

	6,350	4,892

EARNINGS/(LOSS) FROM OPERATIONS	(1,795)	1,673
OTHER INCOME/(EXPENSE)
Interest income	251	272
Interest and financing costs	(45)	(44)
Other	(33)	-

	173	228

Earnings/(loss) before income tax and cumulative effect of change in
accounting principle	(1,622)	1,901
Income tax expense/(benefit)	(656)	682

Net earnings/(loss) before cumulative effect of change in accounting principle	(966)	1,219
Cumulative effect of change in accounting principle (See Note F)	-	(222)

NET EARNINGS/(LOSS)	$(966)	$997

THERAGENICS CORPORATION®
STATEMENTS OF OPERATIONS-Continued
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended March 31,

	2004	2003

NET EARNINGS/(LOSS) PER COMMON SHARE:
Basic:
Earnings/(loss) before cumulative effect of change in accounting principle	$(0.03)	$0.04
Cumulative effect of change in accounting principle	-	(0.01)

Net earnings/(loss) per common share	$(0.03)	$0.03

Diluted:
Earnings/(loss) before cumulative effect of change in accounting principle	$(0.03)	$0.04
Cumulative effect of change in accounting principle	-	(0.01)

Net earnings/(loss) per common share	$(0.03)	$0.03

WEIGHTED AVERAGE SHARES
Basic	29,957	29,829
Diluted	30,102	29,925
Comprehensive income (loss):
Net income/(loss)	$(966)	$997
Other comprehensive income:
Unrealized gain on securities available for sale	3	26

Total comprehensive income/(loss)	$(963)	$1,023

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION®
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings/(Loss)	$(966)	$997
Adjustments to reconcile net earnings/(loss) to
net cash provided by/(used by) operating activities
Cumulative effect of change in accounting principle	-	222
Deferred income taxes	(16)	22
Depreciation & amortization	1,710	1,636
Provision for allowances	35	58
Stock based compensation	-	10
Income tax benefit from options	-	5
Loss on disposal of equipment	2	3
Changes in assets and liabilities:
Accounts receivable	(982)	(644)
Inventories	(739)	(170)
Prepaid expenses and other current assets	(322)	228
Other assets	59	-
Trade accounts payable	(425)	(22)
Accrued salaries, wages and payroll taxes	(226)	(8)
Income taxes payable	-	136

Other current liabilities	239	154

Net cash provided by/(used by) operating activities	(1,631)	2,627

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of property and equipment	(482)	(317)
Cash paid for acquisition	(1,000)	(1,215)
Purchases of marketable securities	(8,859)	(4,115)
Maturities of marketable securities	4,485	1,900

Net cash used by investing activities	(5,856)	(3,747)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of stock options and stock purchase plan	51	289

Net cash provided by financing activities	51	289

NET DECREASE IN CASH AND
SHORT-TERM INVESTMENTS	(7,436)	(831)
CASH AND SHORT-TERM INVESTMENTS
AT BEGINNING OF PERIOD	45,104	56,344

CASH AND SHORT-TERM INVESTMENTS
AT END OF PERIOD	$37,668	$55,513

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION®
STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2004
(UNAUDITED)
(Amounts in thousands, except per share data)

	Common Stock				Accumulated
	Number of Shares	Par value $0.01	Additional paid-in capital	Retained earnings	other comprehensive income	Total

BALANCE, December 31, 2003	29,944	$299	$61,778	$80,240	$9	$142,326
Exercise of stock options	18	1	29			30
Employee stock purchase plan	5		21			21
Unrealized gain on securities
available for sale					3	3
Net loss for the period				(966)		(966)

BALANCE, March 31, 2004	29,967	$300	$61,828	$79,274	$12	$141,414

        The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION®

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2004
(Unaudited)

NOTE A – BASIS OF PRESENTATION

The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations, cash flows and changes in shareholders’ equity for the periods presented. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the financial statements and disclosures are adequate to make the information not misleading. It is suggested that these financial statements and notes be read in conjunction with the audited financial statements and notes for the year ended December 31, 2003, included in the Form 10-K filed by the Company. The results of operation for the quarter ended March 31, 2004 are not necessarily indicative of the results to be expected for a full year.

NOTE B – DISTRIBUTION AGREEMENTS AND MAJOR CUSTOMERS

The Company sells its TheraSeed® device directly to health care providers and to third party distributors. Theragenics™ also manufactures and distributes I-Seed, an iodine-125 based medical device, directly to health care providers. During the first quarter of 2003, the distribution agreement with one distributor was discontinued upon notification of the acquisition of the distributor by another TheraSeed® distributor. In addition, during the second quarter of 2003, Theragenics™ was notified that this same distributor acquired another TheraSeed® distributor. Currently, the Company has non-exclusive distribution agreements in place with two companies for the distribution of the TheraSeed® device, C. R. Bard and Oncura (a company formed by a merger of the brachytherapy businesses of Amersham plc and Galil Medical Ltd.). The five-year non-exclusive distribution agreements for the distribution of the TheraSeed® device give each distributor the right to distribute the TheraSeed® device in the U.S., Canada and Puerto Rico for the treatment of prostate cancer and other solid localized cancerous tumors. These non-exclusive agreements give the distributors the option to distribute the TheraSeed® device internationally.

Sales to the two non-exclusive distributors represented approximately 81% of total product revenue for the quarter ended March 31, 2004, with each of the two non-exclusive distributors, C. R. Bard and Oncura, each exceeding 10% of total revenue for the quarter. Sales to the original four non-exclusive distributors represented approximately 83% of total product revenue for the quarter ended March 31, 2003, with sales to two of the four non-exclusive distributors, C. R. Bard and Oncura, each exceeding 10% of total revenue for the quarter.

Accounts receivable from the two non-exclusive distributors represented approximately 76% and 74% of accounts receivable at March 31, 2004 and December 31, 2003, respectively, with the same two non-exclusive distributors noted above each exceeding 10% of total accounts receivable.

THERAGENICS CORPORATION®

NOTES TO FINANCIAL STATEMENTS-CONTINUED
MARCH 31, 2004
(Unaudited)

NOTE C — CONSTRUCTION IN PROGRESS AND PURCHASE COMMITMENTS

The U.S. Department of Energy (DOE) has granted Theragenics™ access to unique DOE technology (plasma separation process or “PSP”) for use in production of isotopes, including palladium-103. The Company has constructed a facility in Oak Ridge, Tennessee to house the equipment, infrastructure and work force necessary to support the production of isotopes, including palladium-103, using this DOE technology. The building and the PSP became operational during the latter half of 2002. Additional equipment in the amount of $1.7 million has not yet been placed in service and is recorded as construction-in-progress on the accompanying balance sheets. The Company anticipates that this equipment will become operational during the third quarter of 2004.

In December 2003 the Company entered into an asset purchase agreement with a contractor for the design and manufacture of certain equipment. The capital asset purchase agreement in the amount of $1.2 million should be completed in late 2004. As of March 31, 2004, progress payments in the amount of approximately $400,000 had been paid in relation to the purchase agreement.

NOTE D – CONTINGENCIES

In January 1999, the Company and certain of its officers and directors were named as defendants in certain securities actions alleging violations of the federal securities laws, including Sections 10(b), 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934, as amended. These actions have been consolidated into a single action pending in the U.S. District Court for the Northern District of Georgia. The complaint, as amended, purports to represent a class of investors who purchased or sold securities during the time period from January 29, 1998 to January 11, 1999. The amended complaint generally alleges that the defendants made certain misrepresentations and omissions in connection with the performance of the Company during the class period and seeks unspecified damages. On May 14, 1999 a stockholder of the Company filed a derivative complaint in the Delaware Court of Chancery purportedly on behalf of the Company, alleging that certain directors breached their fiduciary duties by engaging in the conduct that is alleged in the consolidated federal class action complaint. The derivative action has been stayed by the agreement of the parties. On July 19, 2000, the Court granted the Company’s motion to dismiss the consolidated federal class action complaint for failure to state a claim against the Company, and granted the plaintiffs leave to amend their complaint. On August 21, 2000, the plaintiffs filed a second amended complaint and on March 30, 2001, the Court denied the defendant’s motion to dismiss the plaintiffs’ second amended complaint. The Court also denied the Company’s motion for reconsideration. Subsequently, the Court certified the class and the parties commenced discovery. Discovery in the case is now complete. The Company filed a motion for summary judgment on September 30, 2003 in which it asks the Court to find that there is no genuine issue as to any material fact in the case, and that, therefore, the case must be dismissed. The plaintiffs have filed a brief in opposition, and the motion is currently pending before the Court.

THERAGENICS CORPORATION®

NOTES TO FINANCIAL STATEMENTS-CONTINUED
MARCH 31, 2004
(Unaudited)

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

NOTE E – ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has four approved stock option plans, which in aggregate cover up to five million shares of common stock. The plans provide for the expiration of options ten years from the date of grant and require the exercise price of the options granted to be at least equal to 100% of market value on the date granted. Stock options become exercisable over a three to five-year vesting period. As of March 31, 2004 there were 2,470,133 options outstanding and 408,929 shares of Common Stock remaining available for issuance under the Company’s stock option plans.

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” FAS 148 amends FAS 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirement of FAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of FAS 148 are effective for fiscal years ending after December 15, 2002. The Company accounts for stock-based compensation for employees under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and elected the disclosure-only alternative under SFAS No. 123, “Accounting for Stock-Based Compensation.” No stock-based compensation cost related to options issued to employees is included in net earnings, as all such options granted have an exercise price equal to the market value of the stock on the date of grant. In accordance with SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” the following table presents the effect on net earnings and net earnings per share had compensation cost for the Company’s stock plans been determined consistent with SFAS No. 123 (in thousands, except per share data):

THERAGENICS CORPORATION®

NOTES TO FINANCIAL STATEMENTS-CONTINUED
MARCH 31, 2004
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Net earnings/(loss), as reported	$(966)	$997
Less: total stock-based compensation expense determined under fair value method for all stock options, net of related income tax
benefit	(97)	(216)

Pro forma net earnings/(loss)	$(1,063)	$781
Basic and diluted earnings/(loss) per share:
Basic and diluted earnings/(loss) per share, as reported	$(0.03)	$0.03
Basic and diluted earnings/(loss) per share, pro forma	$(0.04)	$0.03

Fair value was estimated on the grant date using the Black-Scholes options-pricing model with the following assumptions for options issued during the three months ended March 31, 2004. There were no options issued during the three months ended March 31, 2003.

2004
Expected dividend yield	0.0%
Expected stock price volatility	60.3%
Risk-free interest rate	2.9%
Expected life of option (years)	4.0%

NOTE F – ASSET RETIREMENT OBLIGATIONS

In September 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, which was effective for the Company’s 2003 fiscal year. Under Statement 143, a future retirement obligation relating to future decommissioning costs of the Company’s equipment and buildings is recorded at present value by discounting the Company’s estimated future asset retirement obligation using the Company’s estimated credit-adjusted borrowing rate. The offset to the liability is capitalized as part of the carrying amount of the related long-lived asset. The asset retirement obligation (ARO) has been recorded in the accompanying balance sheet and will be adjusted to fair value over the estimated useful lives of the assets as an accretion expense.

At January 1, 2003 the Company adopted Statement 143 and recognized an initial ARO of approximately $478,000 and net capitalized costs of $126,000. The impact of adopting the Statement was recognized as a cumulative effect of change in accounting principle in the amount of $353,000 ($222,000 after income taxes). For the three months ended March 31, 2004 and 2003, the Company recognized an increase in the ARO of approximately $9,000, representing the

THERAGENICS CORPORATION®

NOTES TO FINANCIAL STATEMENTS-CONTINUED
MARCH 31, 2004
(Unaudited)

accretion expense and approximately $8,000 in amortization expense related to the capitalized cost.

NOTE G – NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” and amended it by issuing FIN 46R in December 2003. Among other things, FIN 46R generally deferred the effective date of FIN 46 for variable interest entities (VIEs) to the quarter ended March 31, 2004. In general, a VIE is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46 did not have any impact on the Company’s financial statements since the Company currently has no variable interest entities.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition,” which supersedes Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of Emerging Issues Task Force 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.” SAB 104 also incorporated certain sections of the SEC’s “Revenue Recognition in Financial Statements—Frequently Asked Questions and Answers” document. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Management believes that the Company’s revenue recognition policy is in compliance with SAB 104.

NOTE H – REVENUE RECOGNITION

Product sales represent orders for the TheraSeed® and I-Seed devices. The implantable radiation devices produced according to per patient and procedure requirements are sold to third-party distributors, as well as direct customers. All revenues from product sales are recognized upon shipment and are generally not returnable. Licensing fees are recognized in the periods to which they relate.

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

The U.S. Department of Energy (DOE) has granted Theragenics™ access to unique DOE technology, known as the PSP, for use in production of isotopes, including palladium-102 (the “PSP Operation”). As part of the PSP Operation, the Company has leased land in the Oak Ridge, Tennessee area and equipment previously used by the government to produce isotopes. As a result of the sensitive nature of the equipment, the specialized technology involved and the restrictions on access to unique DOE-operated facilities, the Company has contracted with the DOE’s primary contractor for its Oak Ridge facilities to handle certain technical and operational services that are critical to the operation, including designing and fabricating new parts and modifications to the equipment and DOE facilities, operating and providing ongoing access to DOE facilities, and providing access to other DOE resources. The success of the PSP Operation is, in part, dependent on the continued cooperation of the DOE and its primary contractor, which could be adversely affected by future changes in governmental program priorities and funding. If there are problems with the operation or modification of the DOE-operated facilities, problems with access to other DOE resources, or if unforeseen challenges arise, the PSP Operation may not be successful or the costs or availability associated with the PSP Operation could be adversely affected. Additionally, as a result of the sensitive nature of the PSP equipment and the specialized technology involved, the DOE is able to terminate the Company’s access in the event of national emergency or in the interest of national defense, or require the Company to perform programmatic work involving use of the technology for the DOE in connection with carrying out its governmental mission. The Company would be entitled to compensation in the event of termination in connection with national emergency or defense or for programmatic use of the technology for the DOE. Use of the PSP by Theragenics™ is also subject to classification and export control restrictions imposed by the DOE and the U.S. government.

In connection with the Company’s ongoing program targeted at diversifying its future revenue stream, the Company continues to explore new applications for PSP technology. Among other things, the PSP technology enables the Company to conduct feasibility runs designed to validate isotope usage in various diverse markets and industries. In the first quarter of 2004 the Company’s Oak Ridge operations began to enrich palladium-102, which can be activated in a nuclear reactor to produce palladium-103. The enriched palladium-102, along with access to specialized reactor and related capabilities, can supply the palladium-103 radioisotope to support seed production or certain of the Company’s ongoing research and development activities. In addition, the production of palladium-102 allows the Company to study the PSP and the interaction with palladium-102 in order to calibrate the PSP and determine predictable yields generated by the PSP. The Company expects to continue production of palladium-102 at the Oak Ridge facility for several months.

The Company’s diversification program includes the clinical trial that utilizes a palladium-103 device, called the TheraSource® Intravascular Brachytherapy System, designed to prevent restenosis or renarrowing of arteries following treatment of peripheral vascular disease by percutaneous transluminal angioplasty. Following the approval of the Investigational Device Exemption granted by the U. S. Food and Drug Administration (FDA) in August 2002 to initiate the TheraP clinical trial, Theragenics™ began a clinical trial using a palladium-103 device (patent pending) early in 2003. The trial was initiated at the Fuqua Heart Center at Piedmont Hospital and St. Joseph’s Hospital, both in Atlanta. Two additional centers, Northeast Georgia Medical Center in Gainesville, Georgia and Brigham & Women’s Hospital in Boston, Massachusetts, signed on and opened enrollment in the trial in the fourth quarter of 2003. Theragenics™ has now closed enrollment in the TheraP trial at 20 patients, as we believe this comprises a suitable survey size for this safety and feasibility trial. All 20 patients have reached the 30-day data collection point and 13 have progressed to the six-month endpoint. None of these patients has experienced a device-related adverse event. Once the trial results are known, we will evaluate potential market applications for the TheraSource® product in other areas of the vasculature. This project continues to be a work in progress.

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

The Company has also identified potential opportunities, utilizing its cyclotrons, for production of radiochemical products, which are typically used in medical nuclear imaging procedures. Although this opportunity is at an early stage, the Company may devote additional resources to this project in 2004 with a view to developing future new products. These developments could, if pursued, increase research and development expenses. However, any single such radiochemical product sale is not expected to have a material impact on revenue in 2004.

During the fourth quarter of 2003, the DOE named the Company as a participant in a project that would involve the production of medical isotopes from Cold War nuclear legacy material. The contract was awarded to Isotek Systems LLC (Isotek) and calls for Isotek to extract thorium-229 from defense legacy material during the down blending process. Theragenics’™ proposed role would have been to extract from the thorium the isotope actinium-225 and actinium-225‘s daughter product, bismuth-213, which might be used in potential medical applications and cancer research, such as the treatment of acute myologenous leukemia. After careful consideration and analysis the Company concluded that this project did not justify further participation and the Company exercised its right not to participate. The Company’s decision not to participate in this particular project does not affect the right to participate in other similar future opportunities.

The Company is also searching for, reviewing and evaluating external opportunities for diversification in the form of joint ventures, partnerships, and/or acquisitions of technologies, products and companies.

Results of Operations

Revenues for the first quarter of 2004 were $8.0 million, compared to $11.1 million for the first quarter of 2003, a decrease of $3.1 million, or 28.4%. The decline in revenue was primarily due to a 28.6% decrease in unit sales of the TheraSeed® device from the first quarter of 2003. The average selling price of the TheraSeed® device was consistent during the first quarter of 2004 as compared to the first quarter of 2003. In the first quarter of 2004, Theragenics™ sold approximately 16% of unit sales directly to customers compared to 14% for the same quarter in 2003. Total revenues from sales of the Company’s palladium-103 (TheraSeed®) device and iodine (I-Seed) device to direct customers were 19% in the first quarter of 2004 compared to 17% in the same quarter of 2003. Revenues from distributors decreased approximately 30.4% in the first quarter of 2004 compared to the first quarter of 2003.

Currently, the Company has non-exclusive distribution agreements in place with two companies for the distribution of the TheraSeed® device, a reduction from the four in place at the beginning of 2003. During 2003, one of the non-exclusive distributors of the TheraSeed® device acquired two of the other three non-exclusive distributors of the TheraSeed® device. Comparing this consolidated distributor’s sales during 2004 to the same three distributors’ sales during 2003 shows a 28.2% reduction for the quarter ended March 31, 2004 when compared to the same period of 2003.

Management believes that the brachytherapy industry continues to be affected by the recent changes in medicare reimbursement, declining prices for iodine-125 and palladium-103 seeds and on-going consolidation in the industry. At any point in time, Theragenics™ and/or its non-exclusive distributors may change their respective pricing policies for the TheraSeed® or I-Seed (in the case of Theragenics™) device in order to take advantage of market opportunities or respond to competitive situations. Responding to market opportunities and competitive situations could have an adverse effect on the prices of the TheraSeed® or I-Seed device and could have a favorable effect or prevent an unfavorable effect on market share and volumes. Conversely, the Company and its non-exclusive distributors could individually and independently decide to maintain per unit pricing under certain competitive situations that could adversely affect current or potential market share and volumes.

Licensing fees revenue represents licensing payments received for the Company’s TheraSphere® technology. Such licensing fees are not expected to become material in the foreseeable future.

Cost of sales was $3.4 million during the first quarter of 2004, resulting in a gross profit margin of 57.3%, compared with cost of sales of $4.5 million and a gross profit margin of 59.1% during the first quarter of 2003. The decreased gross profit margin during the first quarter of 2004 was primarily attributable to the considerable fixed cost component of Theragenics’™ operations, partially offset by an increase in the amount of material and labor used in the ongoing research and development efforts in the areas of peripheral vascular disease and age-related macular degeneration. The gross margin percentage in the first quarter of 2004 was favorably impacted as a result of the capitalization of costs associated with the first production of palladium-102 material using the PSP technology at the Company’s Oak Ridge, Tennessee facility. The material produced, in the amount of $1.1 million, is included in work-in-process inventory in the accompanying March 31, 2004 balance sheet. The Company expects to continue production of palladium-102 at the Oak Ridge facility for several months.

Selling, general and administrative (SG&A) expense was $4.1 million during the first quarter of 2004, compared to $3.4 million during the first quarter of 2003, an increase of $681,000, or 20.1%. The increase in the first quarter of 2004 compared to the same period in 2003 was primarily due to an increase in professional fees for review of potential acquisition and investment opportunities, as well as work related to intellectual property. Selling, general and administrative expense during the first quarter of 2004 was also negatively impacted by increased advertising costs and salary and related costs, primarily associated with the expanded sales force through the hiring of brachytherapy specialists.

Research and development (R&D) expense increased to $2.3 million, or approximately 28.6% of revenue, in the first quarter of 2004, from $1.5 million, or approximately 13.5% of revenue, in the first quarter of 2003. The increase in research and development expense was primarily attributable to an increase in costs to support the Company’s peripheral vascular and macular degeneration programs (see “Overview” above).

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

Other income, comprising interest income and non-operating expenses, was $173,000 in the first quarter of 2004 compared to $228,000 during the first quarter of 2003. The Company’s investments consist primarily of short-term cash investments and high-credit quality municipal obligations, in accordance with the Company’s investment policies. Funds available for investment have and will continue to be utilized for the Company’s current and future expansion programs, R&D activities, and strategic opportunities for growth and diversification. As funds continue to be used for these programs and activities, and as interest rates continue to change, management expects other income to fluctuate accordingly.

The Company’s effective income tax rate was a benefit of 40.4% during the first quarter of 2004 compared to an expense of 35.9% during the first quarter of 2003. The Company’s income tax rate in each period differed from statutory rates primarily due to the recognition of tax credits generated by the Company’s investments in its expansion projects, research activities and tax-exempt interest income.

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

Property, plant, equipment and goodwill. Property, plant and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of such assets. The Company’s estimates can result in differences from the actual useful lives of certain assets. The Company currently owns and operates 14 cyclotrons, the first of which entered service in 1993. Each of the Company’s cyclotrons is depreciated using an estimated 10-year life. Management’s estimate of the useful life of these cyclotrons is based on the Company’s experience to date with these cyclotrons. Based on experience gained relative to the operation, refurbishment, and maintenance of the cyclotrons, management believes there is a substantive basis for the current depreciable lives of the cyclotrons. Although the older cyclotrons require increased maintenance, all the cyclotrons remain in service, including fully depreciated cyclotrons, because the material produced by each machine is required for ongoing operations and the Company’s current research and development initiatives.

The PSP equipment was placed in service during the second half of 2002 and is depreciated using an estimated fifteen-year life. The PSP equipment utilizes specialized, unique technology.

Early in 2003 the Company entered into an agreement to purchase the brachytherapy business of BEBIG Isotopen-und Medizintechnik GmbH (BEBIG), a subsidiary company of Eckert & Ziegler AG. A total of approximately $6.3 million was paid in connection with the acquisition and the payments were allocated between the fair value of the assets in the amount of $3.7 million and $2.6 million to goodwill. The equipment became operational during the first quarter of 2004. The Company has determined that the production line will be amortized over a fifteen-year life.

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

Allowance for doubtful accounts. Management judgments and estimates are made and used in connection with establishing an allowance for the possibility that portions of our accounts receivable balances may become uncollectable. Accounts receivable are reduced by this allowance. Specifically, management analyzes accounts receivable in relation to current economic trends and changes in our customer payment history in establishing this allowance. The accounts receivable balance, net of the provision for trade accounts receivables allowance of $145,000, was approximately $4.8 million as of March 31, 2004.

Liquidity and Capital Resources

The Company had cash, short-term investments and marketable securities of $63.4 million at March 31, 2004, compared to $66.4 million at December 31, 2003. Cash and short-term investments were $37.7 million at March 31, 2004 compared to $45.1 million at December 31, 2003. Marketable securities were $25.7 million at March 31, 2004 compared to $21.3 million at December 31, 2003. Marketable securities consist primarily of short-term cash investments and high-credit quality municipal obligations, in accordance with the Company’s investment policies. The decrease in cash, short-term investments and marketable securities was a result of cash used by operations and capital expenditures. Working capital was $73.4 million at March 31, 2004, compared to $74.0 million at December 31, 2003. The Company also has a Credit Agreement with a financial institution that provides for revolving borrowings of up to $40.0 million, including a $5.0 million sub-limit for letters of credit, through a credit facility with a three-year term. No borrowings were outstanding under the Credit Agreement as of March 31, 2004. Letters of credit totaling $933,000 were outstanding under the Credit Agreement as of March 31, 2004. These letters of credit represent decommission funding required by the Georgia Department of Natural Resources and a utility deposit to the City of Oak Ridge, Tennessee in connection with the PSP facility.

Cash used by operations was $1.6 million during the first quarter of 2004 compared to cash provided by operations of $2.6 million during the first quarter of 2003. Cash used by or generated from operations consists of net earnings/(loss) plus non-cash expenses such as depreciation, amortization, and changes in balance sheet items such as accounts receivable, inventories, prepaid expenses and payables. Accounts receivable increased approximately $982,000 during the first quarter of 2004 as a result of increased revenue as compared to the fourth quarter of 2003 and the timing of payments from customers. Inventories increased $739,000 during the first quarter of 2004 primarily as a result of the capitalization of costs associated with the first production of palladium-102 material using the PSP technology at the Company’s Oak Ridge, Tennessee facility. Prepaid expenses and other current assets increased $322,000 primarily as a result of the tax benefit generated by operations during the first quarter of 2004.

Capital expenditures totaled $482,000 and $317,000 during the first quarter of 2004 and 2003, respectively. The Company made payments of $1.0 million and $1.2 million during the first quarter of 2004 and 2003, respectively, as part of the Company’s purchase of the U. S. iodine-125 prostate brachytherapy business of BEBIG (see “Overview” above). The Company procured an automated production line as part of the agreement that became operational during the first quarter of 2004. The payment during the first quarter of 2004 was the last payment required under the agreement.

The Company expects that R&D spending will continue at the current level or will increase (see “Results of Operations” above). Cash could also be used in 2004 for increased marketing and TheraSeed® support activities and in the pursuit of diversification efforts such as the purchase of technologies, products or companies.

In addition to capital expenditures, cash used for investing activities included $8.9 million used to purchase marketable securities, offset by maturities of other investments amounting to $4.5 million. Marketable securities, consisting primarily of short-term cash investments and high-credit quality municipal obligations, are purchased in accordance with the Company’s investment policies. The Company expects to continue to invest cash as available.

Cash provided by financing activities was $51,000 and $289,000 in the first quarter of 2004 and 2003, respectively, consisting of cash proceeds from the exercise of stock options and the Company’s Employee Stock Purchase Plan.

The Company believes that current cash and investment balances and cash from future operations and credit facilities will be sufficient to meet its current anticipated working capital and capital expenditure requirements. In the event additional financing becomes necessary, management may choose to raise those funds through other means of financing as appropriate.

Government Regulation

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

Depending on the number of seeds needed to treat each prostate cancer patient, the total reimbursement (for the combination of the unbundled procedure codes and seeds) for the payment methodology in place until at least December 31, 2006 may be higher than the 2003 bundled payment amounts. The legislation enacted in 2003 also directs the U.S. General Accounting Office (GAO) to conduct a study examining future payment policies for brachytherapy seeds.

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

The Company believes that the significant number of proposed and actual changes in Medicare coding and reimbursement policy in the years preceding and during 2003, created confusion for hospitals and doctors, which may have had a detrimental impact on sales in 2003 and during the first quarter of 2004 (see “Results of Operations” above). In addition, due to the fact that the Medicare rules governing coding of brachytherapy seeds/sources have undergone significant change during the past few years, the Company believes that Medicare reimbursement may continue to create confusion for hospitals and doctors going forward. In that regard, management continues to closely monitor any effects of the reimbursement structure on the brachytherapy market as it continues to evaluate pricing, marketing and distribution strategies. The Company continues to engage a consulting firm specializing in reimbursement practices to help communicate brachytherapy reimbursement guidelines to customers.

Forward Looking and Cautionary Statements

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding sales, marketing and distribution efforts, the Company’s direct sales organization, including, but not limited to, its growth and effectiveness, third-party reimbursement, CMS policy, sales mix, effectiveness of non-exclusive distribution agreements, pricing for the TheraSeed® and I-Seed devices, future cost of sales, R&D efforts and expenses, inventory investment, SG&A expenses, other income, timing and ultimate outcome of the Company’s activities in peripheral vascular and macular degeneration programs and other diversification efforts, potential new products and opportunities, the PSP-related operations, the development of new markets and technologies, the capabilities of the PSP to produce enriched isotopes, opportunities for isotopes produced by Theragenics™, including, but not limited to, radiochemical products, the identification and development of new markets and applications for isotopes, Theragenics’™ plans and strategies for diversification, and the sufficiency of the Company’s liquidity and capital resources. From time to time, the Company may also make other forward-looking statements relating to such matters as well as statements relating to anticipated financial performance, business prospects, technological developments, other research and development activities and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with research and development activities, including animal studies and clinical trials related to new products, risks associated with new product development cycles, effectiveness and execution of marketing and sales programs of Theragenics™ and its non-exclusive distributors, risks associated with customer distribution concentration and consolidation among non-exclusive distributors, potential costs and delays in capacity expansion and start-up, potential costs and delays in PSP-related operations, the iodine-125 product line, potential changes in product pricing and competitive conditions, continued acceptance of TheraSeed® or the I-Seed devices by the market, management of growth, acceptance and efficacy of palladium-103 for other applications, adverse changes in governmental program priorities and budgetary funding by the relevant governmental authorities, continuing access to unique DOE technology, the DOE’s ability to require the Company to use DOE technology for governmental purposes or terminate the Company’s use in the event of a national emergency or for national defense, government regulation of the therapeutic radiological pharmaceutical and device business, potential changes in third-party reimbursement, risks associated with market development activities, potential inability of the PSP to produce isotopes suited for a particular application, potential inability to produce selected isotopes at costs competitive to other options, risks associated with governmental regulations and related export controls and security requirements for PSP technology and products. All forward looking statements and cautionary statements included in this document are made as of the date hereby based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward looking statement or cautionary statement.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk exposure related to market risk sensitive financial instruments is not material. Letters of credit totaling approximately $933,000 were outstanding under the terms of the Credit Agreement as of March 31, 2004. No borrowings were outstanding under the Credit Agreement as of March 31, 2004.

Item 4.  Controls and Procedures

The Company’s President and Chief Executive Officer and its Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures as defined in the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based upon the evaluation of the Company’s disclosure controls and procedures as of March 31, 2004, the Company’s Chief Executive Officer and President and its Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004. No changes in the Company’s internal controls over financial reporting were identified as having occurred in the fiscal quarter ending March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note D to the Company’s financial statements included in Part I, Item 1 of this report, which is hereby incorporated by reference.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits

Exhibit No.	Title
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

No reports on Form 8-K were filed during the first quarter of 2004. A Form 8-K dated January 20, 2004, was furnished to the Securities and Exchange Commission under Item 9, “Regulation FD Disclosure,” (intended to be furnished under Item 12, “Results of Operations and Financial Condition”) with the press release regarding the financial results of Theragenics Corporation® for the quarter ended December 31, 2003. Under the rules of the Securities and Exchange Commission, materials furnished are not deemed filed for purposes of the federal securities laws.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT:
THERAGENICS CORPORATION

/s/ M. Christine Jacobs M. Christine Jacobs Chief Executive Officer

/s/ James A. MacLennan James A. MacLennan Chief Financial Officer

Dated: May 7, 2004