Form 10-Q
period 2004-07-04
THERAGENICS CORP
filed 2004-07-30
CIK 795551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2004

or

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

As of July 23, 2004 the number of shares of $.01 par value common stock outstanding was 29,970,379.

THERAGENICS CORPORATION®

THERAGENICS CORPORATION®
BALANCE SHEETS
(Amounts in thousands, except per share data)

ASSETS
	July 4, 2004 (unaudited)	December 31, 2003

CURRENT ASSETS
Cash and short-term investments	$22,475	$45,104
Marketable Securities	40,628	21,327
Trade accounts receivable, less allowance of $153 in
2004 and $118 in 2003	4,996	3,831
Inventories	2,879	1,851
Deferred income tax asset	271	189
Prepaid expenses and other current assets	4,395	4,760

TOTAL CURRENT ASSETS	75,644	77,062
PROPERTY AND EQUIPMENT
Buildings and improvements	43,599	42,344
Machinery and equipment	61,206	56,456
Office furniture and equipment	799	773

	105,604	99,573
Less accumulated depreciation and
amortization	(37,785)	(34,418)

	67,819	65,155
Land	822	822
Construction in progress	3,318	7,395

TOTAL PROPERTY AND EQUIPMENT	71,959	73,372
OTHER ASSETS	2,815	2,355

TOTAL ASSETS	$150,418	$152,789

THERAGENICS CORPORATION®
BALANCE SHEETS – Continued
(Amounts in thousands, except per share data)

LIABILITIES & SHAREHOLDERS' EQUITY
	July 4, 2004 (unaudited)	December 31, 2003

CURRENT LIABILITIES
Trade accounts payable	$1,149	$2,138
Accrued salaries, wages and payroll taxes	697	577
Other current liabilities	671	338

TOTAL CURRENT LIABILITIES	2,517	3,053
LONG-TERM LIABILITIES
Deferred income taxes	6,964	6,830
Asset retirement obligation	534	515
Other liabilities	64	65

TOTAL LONG-TERM LIABILITIES	7,562	7,410
SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 100,000
shares authorized; issued and outstanding,
29,970 in 2004 and 29,944 in 2003	300	299
Additional paid-in capital	61,845	61,778
Retained earnings	78,340	80,240
Accumulated other comprehensive income/(loss)	(146)	9

TOTAL SHAREHOLDERS' EQUITY	140,339	142,326

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$150,418	$152,789

        The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION®
STATEMENTS OF OPERATIONS
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 4,	July 6,	July 4,	July 6,
	2004	2003	2004	2003
REVENUE
Product sales	$8,576	$8,898	$16,458	$19,957
Licensing fees	70	51	140	94

Total revenue	8,646	8,949	16,598	20,051
COST OF SALES	3,467	3,959	6,864	8,496

GROSS PROFIT	5,179	4,990	9,734	11,555
OPERATING EXPENSES
Selling, general & administrative	4,470	3,230	8,541	6,621
Research & development	2,308	1,612	4,587	3,113

	6,778	4,842	13,128	9,734

EARNINGS/(LOSS) FROM OPERATIONS	(1,599)	148	(3,394)	1,821
OTHER INCOME/(EXPENSE)
Interest income	273	255	525	527
Interest and financing costs	(45)	(32)	(90)	(76)
Other	29	2	(4)	2

	257	225	431	453

Earnings/(loss) before income tax and cumulative
effect of change in accounting
principle	(1,342)	373	(2,963)	2,274
Income tax expense/(benefit)	(408)	107	(1,063)	789

Earnings/(loss) before cumulative effect of change
in accounting principle	(934)	266	(1,900)	1,485
Cumulative effect of change in accounting
principle (See Note F)	-	-	-	(222)

NET EARNINGS/(LOSS)	$(934)	$266	$(1,900)	$1,263

THERAGENICS CORPORATION®
STATEMENTS OF OPERATIONS-Continued
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 4,	July 6,	July 4,	July 6,
	2004	2003	2004	2003
NET EARNINGS/(LOSS) PER COMMON SHARE
Basic:
Earnings/(loss) before cumulative effect of
change in accounting principle	$(0.03)	$0.01	$(0.06)	$0.05
Cumulative effect of change in accounting
principle	-	-	-	(0.01)

Net earnings/(loss) per common share	$(0.03)	$0.01	$(0.06)	$0.04

Diluted:
Earnings/(loss) before cumulative effect of
change in accounting principle	$(0.03)	$0.01	$(0.06)	$0.05
Cumulative effect of change in accounting
principle	-	-	-	(0.01)

Net earnings/(loss) per common share	$(0.03)	$0.01	$(0.06)	$0.04

WEIGHTED AVERAGE SHARES:
Basic	29,969	29,908	29,963	29,869
Diluted	29,969	29,996	29,963	29,962
Comprehensive income/(loss):
Net earnings/(loss)	$(934)	$266	$(1,900)	$1,263
Other comprehensive income/(loss)
Unrealized loss on securities
available for sale:	(158)	(24)	(155)	(41)

Total comprehensive income/(loss)	$(1,092)	$242	$(2,055)	$1,222

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION®
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Six Months Ended

	July 4, 2004	July 6, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings/(Loss)	$(1,900)	$1,263
Adjustments to reconcile net earnings/(loss) to
net cash provided by/(used by) operating activities:
Cumulative effect of change in accounting principle	-	222
Deferred income taxes	52	17
Depreciation & amortization	3,460	3,255
Provision for allowances	30	26
Stock based compensation	-	21
Income tax benefit from options	-	5
Loss on disposal of equipment	4	3
Changes in assets and liabilities:
Accounts receivable	(1,200)	328
Inventories	(1,023)	(713)
Prepaid expenses and other current assets	365	(227)
Other assets	58	(25)
Trade accounts payable	(989)	(355)
Accrued salaries, wages and payroll taxes	120	332
Other current liabilities	333	(1)
Other liabilities	(1)	146

Net cash provided by/(used by) operating activities	(691)	4,297

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of property and equipment	(1,551)	(807)
Cash paid for acquisition	(1,000)	(2,242)
Purchases of marketable securities	(25,446)	(17,565)
Maturities of marketable securities	5,991	6,900

Net cash used by investing activities	(22,006)	(13,714)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of stock options and stock purchase plan	68	470

Net cash provided by financing activities	68	470

NET DECREASE IN CASH AND
SHORT-TERM INVESTMENTS	(22,629)	(8,947)
CASH AND SHORT-TERM INVESTMENTS
AT BEGINNING OF PERIOD	45,104	56,344

CASH AND SHORT-TERM INVESTMENTS
AT END OF PERIOD	$22,475	$47,397

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION®

STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JULY 4, 2004
(UNAUDITED)
(Amounts in thousands, except per share data)

	Common Stock				Accumulated
	Number of Shares	Par value $0.01	Additional paid-in capital	Retained earnings	other comprehensive income	Total

BALANCE, December 31, 2003	29,944	$299	$61,778	$80,240	$9	$142,326
Exercise of stock options	18	1	29			30
Employee stock purchase plan	8		38			38
Unrealized loss on securities
available for sale					(155)	(155)
Net loss for the period				(1,900)		(1,900)

BALANCE, July 4, 2004	29,970	$300	$61,845	$78,340	$(146)	$140,339

        The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION®

NOTES TO FINANCIAL STATEMENTS
JULY 4, 2004
(Unaudited)

NOTE A – BASIS OF PRESENTATION

The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations, cash flows and changes in shareholders’ equity for the periods presented. All such adjustments are of a normal recurring nature. Beginning with the quarter ended July 4, 2004, the Company began reflecting the quarter-end using the actual cut-off dates, rather than rounding the reporting dates to the latest calendar quarter-end. The Company’s three and six month periods for 2004 ended on July 4, 2004. The Company’s three and six month periods for 2003 ended on July 6, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the financial statements and disclosures are adequate to make the information not misleading. It is suggested that these financial statements and notes be read in conjunction with the audited financial statements and notes for the year ended December 31, 2003, included in the Form 10-K filed by the Company. The results of operations for the six months ended July 4, 2004 are not necessarily indicative of the results to be expected for a full year.

NOTE B – DISTRIBUTION AGREEMENTS AND MAJOR CUSTOMERS

The Company sells its TheraSeed® device directly to health care providers and to third party distributors. Theragenics™ also manufactures and distributes I-Seed, an iodine-125 based medical device, directly to health care providers. At the beginning of 2003, the Company had non-exclusive distribution agreements in place with four companies. During the first quarter of 2003, the distribution agreement with one distributor was discontinued upon notification of the acquisition of the distributor by another TheraSeed® distributor. In addition, during the second quarter of 2003, Theragenics™ was notified that this same distributor acquired another TheraSeed® distributor. Currently, the Company has non-exclusive distribution agreements in place with two companies for the distribution of the TheraSeed® device, C. R. Bard and Oncura (a company formed by a merger of the prostate cancer businesses of Amersham plc and Galil Medical Ltd.). The non-exclusive distribution agreements for the distribution of the TheraSeed® device give each distributor the right to distribute the TheraSeed® device in the U.S., Canada and Puerto Rico for the treatment of prostate cancer and other solid localized cancerous tumors. These non-exclusive agreements give the distributors the option to distribute the TheraSeed® device internationally. The domestic and international distribution agreements with one distributor allow each party the right to give notice of non-renewal at the end of December 2004, which would be effective December 31, 2005. The Company is currently evaluating its relationship with this distributor to determine whether to continue it thereafter. The Company’s other distributor has exercised its option to extend its distribution agreement with the Company through December 2006.

Sales to the two non-exclusive distributors represented 82.5% and 81.9% of total product revenue for the three and six months ended July 4, 2004, respectively, with each of the two non-exclusive distributors, C. R. Bard and Oncura, each exceeding 10% of total revenue during those periods.

THERAGENICS CORPORATION®

NOTES TO FINANCIAL STATEMENTS – CONTINUED
JULY 4, 2004
(Unaudited)

Sales to the original four non-exclusive distributors represented 79.2% and 81.4% of total product revenue for the three and six months ended July 6, 2003, respectively, with sales to two of the four non-exclusive distributors, C. R. Bard and Oncura, each exceeding 10% of total revenue during those periods.

Accounts receivable from the two non-exclusive distributors represented approximately 76% and 74% of accounts receivable at July 4, 2004 and December 31, 2003, respectively, with the same two non-exclusive distributors noted above each exceeding 10% of total accounts receivable.

NOTE C — CONSTRUCTION IN PROGRESS AND PURCHASE COMMITMENTS

The U.S. Department of Energy (DOE) has granted Theragenics™ access to unique DOE technology (plasma separation process or “PSP”) for use in production of isotopes, including palladium-102. The Company has constructed a facility in Oak Ridge, Tennessee to house the equipment, infrastructure and work force necessary to support the production of isotopes, including palladium-102, using this DOE technology. The building and the PSP became operational during the latter half of 2002. Additional equipment in the amount of $1.7 million has not yet been placed in service and is recorded as construction-in-progress on the accompanying balance sheets. Due to delays by the DOE’s primary contractor in Oak Ridge, the Company currently anticipates that this additional equipment will become operational during the first half of 2005.

In December 2003 the Company entered into an asset purchase agreement with a contractor for the design and manufacture of certain equipment. The capital asset purchase agreement in the amount of $1.2 million is expected to be completed in late 2004. As of July 4, 2004, progress payments in the amount of approximately $650,000 had been paid in relation to the purchase agreement.

NOTE D – CONTINGENCIES

In January 1999, the Company and certain of its officers and directors were named as defendants in certain securities actions alleging violations of the federal securities laws, including Sections 10(b), 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934, as amended. These actions have been consolidated into a single action pending in the U.S. District Court for the Northern District of Georgia. The complaint, as amended, purports to represent a class of investors who purchased or sold securities during the time period from January 29, 1998 to January 11, 1999. The amended complaint generally alleges that the defendants made certain misrepresentations and omissions in connection with the performance of the Company during the class period and seeks unspecified damages. On May 14, 1999 a stockholder of the Company filed a derivative complaint in the Delaware Court of Chancery purportedly on behalf of the Company, alleging that certain directors breached their fiduciary duties by engaging in the conduct that is alleged in the consolidated federal class action complaint. The derivative action has been stayed by the agreement of the parties. On July 19, 2000, the Court granted the Company’s motion to dismiss the consolidated federal class action complaint for failure to state a claim against the Company, and granted the plaintiffs leave to amend their complaint. On

THERAGENICS CORPORATION®

NOTES TO FINANCIAL STATEMENTS – CONTINUED
JULY 4, 2004
(Unaudited)

August 21, 2000, the plaintiffs filed a second amended complaint and on March 30, 2001, the Court denied the defendant’s motion to dismiss the plaintiffs’ second amended complaint. The Court also denied the Company’s motion for reconsideration. Subsequently, the Court certified the class and the parties commenced discovery. Discovery in the case is complete. The Company filed a motion for summary judgment on September 30, 2003.

On July 1, 2004, while the summary judgment motion was pending, the Company, the Company’s directors and officers’ liability insurance carrier, and the plaintiffs’ counsel reached an agreement to settle the consolidated federal class action for an amount within the remaining limits of the Company’s directors and officers’ liability insurance. The plaintiffs will dismiss their lawsuit against the defendants and, on behalf of the settling class, release defendants from any and all liability arising from the incidents alleged in the second amended complaint. The Company will not be required to make any financial contribution toward the settlement. The settlement is contingent upon, among other things, preliminary approval of the settlement by the Court, notice to the class, and final approval of the settlement by the Court. The derivative lawsuit is still pending. Its status is currently being reevaluated in light of the settlement of the securities class action lawsuit.

From time to time the Company may be a party to claims that arise in the ordinary course of business, none of which, in the view of management, is expected to have a material adverse effect on the consolidated financial position or results of operations of the Company.

NOTE E – ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has four approved equity incentive plans, which in aggregate cover up to five million shares of common stock. The plans provide for the expiration of options ten years from the date of grant and require the exercise price of the options granted to be at least equal to 100% of market value on the date granted. Stock options become exercisable over a three to five-year vesting period. As of July 4, 2004 there were 2,500,133 options outstanding and 378,929 shares of Common Stock remaining available for issuance under the Company’s equity incentive plans. At the May 11, 2004 meeting of the Board of Directors, the Board approved the vesting of all underwater options (defined as those options with exercise prices greater than the closing price for the Company’s stock on May 11, 2004) as of May 11, 2004. This approval resulted in 352,000 of previously unvested options immediately becoming vested on May 11, 2004. Each of these options had exercise prices greater than $4.73, the closing price of the Company’s stock on May 11, 2004. This acceleration of vesting did not result in any charge to the Company’s results of operations, but is reflected in the stock-based compensation amounts presented below on a pro forma basis.

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

THERAGENICS CORPORATION®

NOTES TO FINANCIAL STATEMENTS – CONTINUED
JULY 4, 2004
(Unaudited)

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

	Three Months Ended		Six Months Ended
	July 4,	July 6,	July 4,	July 6,
	2004	2003	2004	2003
Net earnings/(loss), as reported	$(934)	$266	$(1,900)	$1,263
Less: total stock-based compensation
expense determined under fair value
method for all stock options, net of
related income tax benefit	(148)	(220)	(244)	(441)

Pro forma net earnings/(loss)	$(1,082)	$46	$(2,144)	$822
Basic net earnings/(loss) per common share:
As reported	$(0.03)	$0.01	$(0.06)	$0.04
Pro forma	$(0.04)	$0.00	$(0.07)	$0.03
Diluted net earnings/(loss) per common share:
As reported	$(0.03)	$0.01	$(0.06)	$0.04
Pro forma	$(0.04)	$0.00	$(0.07)	$0.03

Fair value was calculated on the grant dates using the Black-Scholes options-pricing model with the following assumptions for options issued during the three and six months ended July 4, 2004 and the three and six months ended July 6, 2003.

	Three Months Ended		Six Months Ended

	July 4,	July 6,	July 4,	July 6,

	2004	2003	2004	2003

Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected stock price volatility	64.5%	75.5%	64.1%	75.5%
Risk-free interest rate	3.2%	3.4%	3.2%	3.4%
Expected life of option (years)	5.5	5.5	5.4	5.5

NOTE F – ASSET RETIREMENT OBLIGATIONS

In September 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", which was effective for the Company's 2003

THERAGENICS CORPORATION®

NOTES TO FINANCIAL STATEMENTS – CONTINUED
JULY 4, 2004
(Unaudited)

fiscal year. Under Statement 143, a future retirement obligation relating to future decommissioning costs of the Company’s equipment and buildings is recorded at present value by discounting the Company’s estimated future asset retirement obligation using the Company’s estimated credit-adjusted borrowing rate. The offset to the liability is capitalized as part of the carrying amount of the related long-lived asset. The asset retirement obligation (ARO) has been recorded in the accompanying balance sheet and will be adjusted to fair value over the estimated useful lives of the assets as an accretion expense.

At January 1, 2003 the Company adopted Statement 143 and recognized an initial ARO of approximately $478,000 and net capitalized costs of $126,000. The impact of adopting the Statement was recognized as a cumulative effect of change in accounting principle in the amount of $353,000 ($222,000 after income taxes). For the three and six months ended July 4, 2004, the Company recognized an increase in the ARO of approximately $9,000 and $18,000, respectively, representing the accretion expense and approximately $8,000 and $16,000, respectively, in amortization expense related to the capitalized cost. For the three and six months ended July 6, 2003, the Company recognized an increase in the ARO of approximately $6,000 and $15,000, respectively, representing the accretion expense and approximately $4,000 and $12,000, respectively, in amortization expense related to the capitalized cost.

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

THERAGENICS CORPORATION®

NOTES TO FINANCIAL STATEMENTS – CONTINUED
JULY 4, 2004
(Unaudited)

NOTE H – REVENUE RECOGNITION

Product sales represent orders for the TheraSeed® and I-Seed devices and radiochemical products. The implantable radiation devices produced according to patient and procedure requirements are sold to third-party distributors, as well as to direct customers. Radiochemical products, typically used in medical nuclear imaging procedures, are sold to direct customers. All revenues from product sales are recognized upon shipment and are generally not returnable. Licensing fees are recognized in the periods to which they relate.

NOTE I – SUBSEQUENT EVENT

On July 29, 2004 the Company received approval of an Investigational Device Exemption (IDE) granted by the U.S. Food and Drug Administration (FDA) to initiate a human trial to test the safety and feasibility of the TheraSight™ device. The TheraSight™ device uses palladium-103 and is designed for the treatment of exudative (wet) age-related macular degeneration, a disease that leads to loss of eyesight and in some cases complete blindness. The Company has patents pending on the TheraSight™ device and expects to initiate enrollment in the clinical trial during the third quarter of 2004.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Theragenics Corporation® is the manufacturer of TheraSeed®, a rice-sized, FDA-cleared device used to treat solid localized tumors, primarily prostate cancer, with a one-time, minimally invasive procedure. Theragenics™ is the world’s largest producer of palladium-103, the radioactive isotope that supplies the therapeutic radiation for its TheraSeed® device. Physicians, hospitals and other healthcare providers, primarily located in the United States, utilize the TheraSeed® device. The TheraSeed® device has also been approved for marketing throughout the member countries of the European Union by obtaining its CE Mark. Sales of the TheraSeed® device in Europe have not been significant. The majority of sales are channeled through two third-party distributors. The Company also sells its TheraSeed® devices directly to physicians.

Early in 2003 the Company diversified its product line with the purchase of the U.S. iodine-125 prostate brachytherapy business of BEBIG Isotopen-und Medizintechnik GmbH (BEBIG), formerly distributed by Isotope Products Laboratories (both subsidiaries of a publicly traded German company, Eckert & Ziegler AG). The purchase gives Theragenics™ exclusive U.S. manufacturing and distribution rights to an FDA-cleared iodine-125-based medical device for the treatment of prostate cancer. Theragenics™ began distribution of the iodine-125-based medical device early in 2003, and subsequently began to produce I-Seed (the Theragenics™ iodine-125-based medical device) early in 2004, utilizing the automated production equipment procured in the business acquisition. The Company sells the I-Seed device directly to physicians, hospitals and other healthcare providers. The non-exclusive distributors of the TheraSeed® device have no distribution rights for the I-Seed device. Non-exclusive rights to distribute the TheraSeed® device in Europe were granted to BEBIG as part of the transaction. The Company believes that the ability to provide both TheraSeed® and I-Seed devices enhances the Company’s ability to market to direct customers who seek a single source for both palladium-103 and iodine-125 brachytherapy seeds. The product line and equipment purchase will not affect the Company’s existing non-exclusive distribution agreements for the TheraSeed® device.

The U.S. Department of Energy (DOE) has granted Theragenics™ access to unique DOE technology, known as the PSP, for use in production of isotopes, including palladium-102 (the “PSP Operation”). The Company has constructed a facility in Oak Ridge, Tennessee to house the equipment, infrastructure and work force necessary to support the production of isotopes, including palladium-102, using this DOE technology. The building and the PSP became operational during the latter half of 2002. Additional equipment in the amount of $1.7 million has not yet been placed in service and is recorded as construction-in-progress on the accompanying balance sheets. Due to delays by the DOE’s primary contractor in Oak Ridge, the Company currently anticipates that this additional equipment will become operational during the first half of 2005. As a result of the sensitive nature of the equipment, the specialized technology involved and the restrictions on access to unique DOE-operated facilities, the Company has contracted with the DOE’s primary contractor for its Oak Ridge facilities to handle certain technical and operational services that are critical to the operation, including designing and fabricating new parts and modifications to the equipment and DOE facilities, operating and providing ongoing access to DOE facilities, and providing access to other DOE resources. The success of the PSP Operation is, in part, dependent on the continued cooperation of the DOE and its primary contractor, which could be adversely affected by future changes in governmental program priorities and funding. If there are problems with the operation or modification of the DOE-operated facilities, problems with access to other DOE resources, or if unforeseen challenges arise, the PSP Operation may not be successful or the costs or availability associated with the PSP Operation could be adversely affected. Additionally, as a result of the sensitive nature of the PSP equipment and the specialized technology involved, the DOE is able to terminate the Company’s access in the event of national emergency or in the interest of national defense, or require the Company to perform programmatic work involving use of the technology for the DOE in connection with carrying out its governmental mission. The Company would be entitled to compensation in the event of termination in connection with national emergency or defense or for programmatic use of the technology for the DOE. Use of the PSP by Theragenics™ is also subject to classification and export control restrictions imposed by the DOE and the U.S. government.

In connection with the Company’s ongoing program targeted at diversifying its future revenue stream, the Company continues to explore new applications for PSP technology. Among other things, the PSP technology enables the Company to conduct feasibility runs designed to validate isotope usage in various diverse industries and potential markets. In the first quarter of 2004 the Company’s Oak Ridge operations began to enrich palladium-102, which can be activated in a nuclear reactor to produce palladium-103. The enriched palladium-102, along with access to specialized reactor and related capabilities, can supply the palladium-103 radioisotope to support seed production or certain of the Company’s ongoing research and development activities. In addition, the production of palladium-102 allows the Company to study the PSP and the interaction with palladium-102 in order to calibrate the PSP and determine predictable yields generated by the PSP. The initial production runs at the Oak Ridge facility did not deliver the desired yields the Company had anticipated. The Company currently plans to continue production of palladium-102 at the Oak Ridge facility for the next several months adjusting equipment specifications to maximize the palladium-102 yield.

The Company’s diversification program includes the clinical trial that utilizes a palladium-103 device, called the TheraSource® Intravascular Brachytherapy System, designed to prevent restenosis or renarrowing of arteries following treatment of peripheral vascular disease by percutaneous transluminal angioplasty. Following the approval of the Investigational Device Exemption granted by the U. S. Food and Drug Administration (FDA) in August 2002 to initiate the TheraP clinical trial, Theragenics™ began a clinical trial using a palladium-103 device (patent pending) early in 2003. The trial was initiated at the Fuqua Heart Center at Piedmont Hospital and St. Joseph’s Hospital, both in Atlanta. Two additional centers, Northeast Georgia Medical Center in Gainesville, Georgia and Brigham & Women’s Hospital in Boston, Massachusetts, signed on and opened enrollment in the trial in the fourth quarter of 2003. Theragenics™ closed enrollment in the TheraP trial early in the second quarter of 2004 at 20 patients, as we believe this comprises a suitable survey size for this safety and feasibility trial. All 20 patients have reached the 30-day data collection point and 15 have progressed to the six-month endpoint. None of these patients has experienced a device-related adverse event. Once the trial results are known, we will evaluate potential market applications for the TheraSource® product in other areas of the vasculature. This project continues to be a work in progress.

Additionally, an animal pilot study using palladium-103 in a prototype device designed for the treatment of exudative (wet) age-related macular degeneration (AMD), a disease that leads to loss of eyesight and in some cases complete blindness, was completed early in 2002. During the second quarter of 2004, the Company filed an Investigational Device Exemption (IDE) with the FDA to begin a human clinical trial for the TheraSight™ device. On July 29, 2004 the Company received IDE approval granted by the FDA to initiate a human trial to test the safety and feasibility of the TheraSight™ device. The Company has patents pending on the TheraSight™ device and expects to initiate enrollment in the clinical trial during the third quarter of 2004. The Company continues to be mindful of the emerging potential competition in this market. Increases in research and development expenditures are likely to continue as these initiatives are pursued.

The Company has also identified potential opportunities, utilizing its cyclotrons, for production of radiochemical products, which are typically used in medical nuclear imaging procedures. During the second quarter of 2004, the Company began regular shipments of one radiochemical to a single customer. The revenue recognized during the second quarter of 2004 was not material. The Company has submitted a Drug Master File for this product with the FDA, which will potentially allow access to a wider range of customers. The Company also continues to assess the markets for other radiochemicals it is able to produce using the existing cyclotrons. These developments could, if pursued, increase research and development expenses. Radiochemical product sales are not expected to have a material impact on revenue during 2004.

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

Results of Operations

Revenues for the three months ended July 4, 2004 were $8.6 million, compared to $8.9 million for the three months ended July 6, 2003, a decrease of $0.3 million, or 3.4%. Revenues for the six months ended July 4, 2004 were $16.6 million, compared to $20.1 million for the six months ended July 6, 2003, a decrease of $3.5 million, or 17.2%. The decline in revenue during 2004 was primarily due to a 6.8% and a 19.0% decrease in unit sales of the TheraSeed® device during the three and six months ended July 4, 2004, respectively, compared to the corresponding periods of 2003, partially offset by $457,000 of revenue recognized in the second quarter of 2004 for certain ancillary services to one distributor. The Company currently expects these ancillary services to generate approximately $125,000 of revenue during the third quarter of 2004. The average selling price of the TheraSeed® device was consistent during 2004 as compared to the same periods of 2003. During the three and six months ended July 4, 2004, Theragenics™ sold approximately 16.3% and 16.1%, respectively, of unit sales directly to customers. During the three and six months ended July 6, 2003, Theragenics™ sold approximately 17.7% and 15.7%, respectively, of unit sales directly to customers. Total revenues from sales of the Company’s palladium-103 (TheraSeed®) device and iodine (I-Seed) device to direct customers were 17.4% and 18.1% during the three and six months ended July 4, 2004, respectively, compared to 20.5% and 18.5% during the corresponding periods of 2003. Revenues from distributors, including the $457,000 of revenue generated from ancillary services, increased approximately 0.4% during the three months ended July 4, 2004 compared to the three months ended July 6, 2003. Revenues from distributors, including the $457,000 of revenue generated from ancillary services, decreased approximately 17.0% during the six months ended July 4, 2004 compared to the six months ended July 6, 2003.

Currently, the Company has non-exclusive distribution agreements in place with two companies for the distribution of the TheraSeed® device, a reduction from the four in place at the beginning of 2003. During 2003, one of the non-exclusive distributors of the TheraSeed® device acquired two of the other three non-exclusive distributors of the TheraSeed® device. Comparing this consolidated distributor’s unit sales during 2004 to the same three distributors’ unit sales during 2003 shows a 4.6% increase for the three months ended July 4, 2004 compared to the three months ended July 6, 2003 and a 13.9% reduction for the six months ended July 4, 2004 compared to the six months ended July 6, 2003. This distributor has exercised its option to extend its distribution agreement with the Company through December 2006. The domestic and international distribution agreements with the other distributor allow each party the right to give notice of non-renewal at the end of December 2004, which would be effective December 31, 2005. The Company is currently evaluating its relationship with this distributor to determine whether to continue it thereafter.

Management believes that the brachytherapy industry continues to be affected by recent changes in medicare reimbursement, declining prices for iodine-125 and palladium-103 seeds, competitors’ selling tactics and on-going consolidation in the industry. At any point in time, Theragenics™ and/or its non-exclusive distributors may change their respective pricing policies for the TheraSeed® or I-Seed (in the case of Theragenics™) device in order to take advantage of market opportunities or respond to competitive situations. Responding to market opportunities and competitive situations could have an adverse effect on the prices of the TheraSeed® or I-Seed device and could have a favorable effect or prevent an unfavorable effect on market share and volumes. Conversely, the Company and its non-exclusive distributors could individually and independently decide to maintain per unit pricing under certain competitive situations that could adversely affect current or potential market share and volumes.

Licensing fees revenue represents licensing payments received for the Company’s TheraSphere® technology. Such licensing fees are not expected to become material in the foreseeable future.

Cost of sales was $3.5 million during the three months ended July 4, 2004, resulting in a gross profit margin of 59.9%, compared with cost of sales of $4.0 million and a gross profit margin of 55.8% during the three months ended July 6, 2003. Cost of sales was $6.9 million during the six months ended July 4, 2004, resulting in a gross margin of 58.6%, compared with cost of sales of $8.5 million and a gross margin of 57.6% during the six months ended July 6, 2003. The increased gross margin during 2004 was due primarily to the capitalization of costs associated with the first production of palladium-102 material using the PSP technology at the Company’s Oak Ridge, Tennessee facility. The material produced, in the amount of $1.5 million, is included in work-in-process inventory in the accompanying July 4, 2004 balance sheet. The Company expects to continue production of palladium-102 at the Oak Ridge facility for the next several months. The gross margin in 2004 was also favorably impacted by $457,000 of revenue from ancillary services to a certain distributor during the second quarter of 2004. Gross margin during 2004 was negatively impacted by the considerable fixed cost component of Theragenics’™ operations.

Selling, general and administrative (SG&A) expense was $4.5 million during the three months ended July 4, 2004, compared to $3.2 million during the three months ended July 6, 2003, an increase of $1.2 million, or 38.4%. SG&A expense was $8.5 million during the six months ended July 4, 2004, compared to $6.6 million during the six months ended July 6, 2003, an increase of $1.9 million, or 29.0%. The increase in 2004 was primarily due to an increase in professional fees for assistance in various key strategic initiatives, an increase in marketing and advertising costs and an increase in salary and related expenses due primarily to the expansion of the direct sales force.

Research and development (R&D) expense increased to $2.3 million, or approximately 26.7% of revenue, during the three months ended July 4, 2004, from $1.6 million, or approximately 18.0% of revenue, during the three months ended July 6, 2003. R&D expense increased to $4.6 million, or approximately 27.6% of revenue, during the six months ended July 4, 2004, from $3.1 million, or approximately 15.5% of revenue, during the six months ended July 6, 2003. The increase in research and development expense during 2004 was primarily attributable to an increase in costs to support the Company’s peripheral vascular and macular degeneration programs (see “Overview” above).

Management plans to continue to increase efforts in R&D as its initiatives to diversify move forward, and expects R&D expenditures to increase accordingly. Such increases in R&D may negatively affect results of operations. However, R&D spending is dependent on the complex scheduling of R&D activities in progress as well as the pursuit of other appropriate opportunities as they arise. Accordingly, R&D expenses may fluctuate significantly from period to period.

Other income, comprising interest income and non-operating expenses, was $257,000 during the three months ended July 4, 2004 compared to $225,000 during the three months ended July 6, 2003. Other income was $431,000 during the six months ended July 4, 2004 compared to $453,000 during the six months ended July 6, 2003. The Company’s investments consist primarily of short-term cash investments and high-credit quality corporate and municipal obligations, in accordance with the Company’s investment policies. Funds available for investment have and will continue to be utilized for the Company’s current and future expansion programs, R&D activities, and strategic opportunities for growth and diversification. As funds continue to be used for these programs and activities, and as interest rates continue to change, management expects other income to fluctuate accordingly.

The Company’s effective income tax rate was a benefit of 30.4% during the three months ended July 4, 2004 compared to an expense of 28.7% during the three months ended July 6, 2003. The Company’s effective income tax rate was a benefit of 35.9% during the six months ended July 4, 2004 compared to an expense of 34.7% during the six months ended July 6, 2003. The Company’s income tax rate in each period differed from statutory rates primarily due to the recognition of tax credits generated by the Company’s investments in its expansion projects, research activities and tax-exempt interest income.

Critical Accounting Policies

The financial statements of Theragenics Corporation® are prepared in conformity with accounting principles generally accepted in the United States of America. Management is required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

Management will continue to periodically examine estimates used for depreciation for reasonableness. If the Company should determine that the useful life of property, plant or equipment should be shortened or lengthened, depreciation expense would be adjusted accordingly for the remaining useful life/(lives) of the identified asset/(s).

Allowance for doubtful accounts. Management judgments and estimates are made and used in connection with establishing an allowance for the possibility that portions of our accounts receivable balances may become uncollectable. Accounts receivable are reduced by this allowance. Specifically, management analyzes accounts receivable in relation to current economic trends and changes in our customer payment history in establishing this allowance. The accounts receivable balance, net of the provision for trade accounts receivables allowance of $153,000, was approximately $5.0 million as of July 4, 2004.

Liquidity and Capital Resources

The Company had cash, short-term investments and marketable securities of $63.1 million at July 4, 2004, compared to $66.4 million at December 31, 2003. Cash and short-term investments were $22.5 million at July 4, 2004 compared to $45.1 million at December 31, 2003. Marketable securities were $40.6 million at July 4, 2004 compared to $21.3 million at December 31, 2003. Marketable securities consist primarily of short-term cash investments and high-credit quality corporate and municipal obligations, in accordance with the Company’s investment policies. The aggregate decrease in cash, short-term investments and marketable securities was a result of cash used by operations and capital expenditures. Working capital was $73.1 million at July 4, 2004, compared to $74.0 million at December 31, 2003. The Company also has a Credit Agreement with a financial institution that provides for revolving borrowings of up to $40.0 million, including a $5.0 million sub-limit for letters of credit, through a credit facility with a three-year term. No borrowings were outstanding under the Credit Agreement as of July 4, 2004. Letters of credit totaling $933,000 were outstanding under the Credit Agreement as of July 4, 2004. These letters of credit represent decommission funding required by the Georgia Department of Natural Resources and a utility deposit to the City of Oak Ridge, Tennessee in connection with the PSP facility.

Cash used by operations was $691,000 during the six months ended July 4, 2004 compared to cash provided by operations of $4.3 million during the six months ended July 6, 2003. Cash used by or generated from operations consists of net earnings/(loss) plus non-cash expenses such as depreciation, amortization, and changes in balance sheet items such as accounts receivable, inventories, prepaid expenses and payables. Accounts receivable increased approximately $1.2 million during the first six months of 2004 as a result of increased revenue in the second quarter of 2004 as compared to the fourth quarter of 2003. Inventories increased $1.0 million during the first six months of 2004 primarily as a result of the capitalization of costs associated with the first production of palladium-102 material using the PSP technology at the Company’s Oak Ridge, Tennessee facility. Trade accounts payable decreased $989,000 during the first six months of 2004 due primarily to payment of liabilities associated with the Company’s I-Seed acquisition during the first quarter of 2004 and the timing of payment for other accounts payable.

Capital expenditures totaled $1.6 million and $807,000 during the first six months of 2004 and 2003, respectively. In addition, the Company made payments of $1.0 million and $2.2 million during the first six months of 2004 and 2003, respectively, as part of the Company’s purchase of the U. S. iodine-125 prostate brachytherapy business of BEBIG (see “Overview” above). The Company procured an automated production line as part of the agreement that became operational during the first quarter of 2004. The $1.0 million payment during the first quarter of 2004 was the last payment required under the agreement.

The Company expects that R&D spending will continue at the current level or will increase (see “Results of Operations” above). Cash could also be used in 2004 for increased marketing and TheraSeed® support activities and in the pursuit of diversification efforts such as the purchase of technologies, products or companies.

In addition to capital expenditures, cash used for investing activities during the six months ended July 4, 2004 included $25.4 million used to purchase marketable securities, offset by maturities of other investments amounting to $6.0 million. Marketable securities, consisting primarily of short-term cash investments and high-credit quality corporate and municipal obligations, are purchased in accordance with the Company’s investment policies. The Company expects to continue to invest cash as available.

Cash provided by financing activities was $68,000 and $470,000 in the first six months of 2004 and 2003, respectively, consisting of cash proceeds from the exercise of stock options and the Company’s Employee Stock Purchase Plan.

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

The Company believes that the significant number of proposed and actual changes in Medicare coding and reimbursement policy in the years preceding and during 2003, created confusion for hospitals and doctors, which may have had a detrimental impact on sales in 2003 and during the first six months of 2004 (see “Results of Operations” above). In addition, due to the fact that the Medicare rules governing coding of brachytherapy seeds/sources have undergone significant change during the past few years, the Company believes that Medicare reimbursement may continue to create confusion for hospitals and doctors going forward. In that regard, management continues to closely monitor any effects of the reimbursement structure on the brachytherapy market as it continues to evaluate pricing, marketing and distribution strategies. The Company continues to engage a consulting firm specializing in reimbursement practices to help communicate brachytherapy reimbursement guidelines to customers.

Forward Looking and Cautionary Statements

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding sales, marketing and distribution efforts, the Company’s direct sales organization, including, but not limited to, its growth and effectiveness, third-party reimbursement, CMS policy, sales mix, effectiveness and continuation of non-exclusive distribution agreements, pricing for the TheraSeed® and I-Seed devices, future cost of sales, R&D efforts and expenses, inventory investment, SG&A expenses, other income, timing and ultimate outcome of the Company’s activities in peripheral vascular and macular degeneration programs and other diversification efforts, potential new products and opportunities, the PSP-related operations, the development of new markets and technologies, the capabilities of the PSP to produce enriched isotopes, opportunities for isotopes produced by Theragenics™, including, but not limited to, radiochemical products, the identification and development of new markets and applications for isotopes, Theragenics’™ plans and strategies for diversification, and the sufficiency of the Company’s liquidity and capital resources. From time to time, the Company may also make other forward-looking statements relating to such matters as well as statements relating to anticipated financial performance, business prospects, technological developments, other research and development activities and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with research and development activities, including animal studies and clinical trials related to new products, risks associated with new product development cycles, effectiveness and execution of marketing and sales programs of Theragenics™ and its non-exclusive distributors, risks associated with customer distribution concentration and consolidation among non-exclusive distributors and potential changes in distributor relationships, potential costs and delays in capacity expansion and start-up, potential costs and delays in PSP-related operations, the iodine-125 product line, actual or potential changes in product pricing, competitive conditions and selling tactics of the Company’s competitors, continued acceptance of TheraSeed® or the I-Seed devices by the market, management of growth, acceptance and efficacy of palladium-103 for other applications, adverse changes in governmental program priorities and budgetary funding by the relevant governmental authorities, continuing access to unique DOE technology, the DOE’s ability to require the Company to use DOE technology for governmental purposes or terminate the Company’s use in the event of a national emergency or for national defense, government regulation of the therapeutic radiological pharmaceutical and device business, potential changes in third-party reimbursement, risks associated with market development activities, potential inability of the PSP to produce isotopes suited for a particular application, potential inability to produce selected isotopes at costs competitive to other options, risks associated with governmental regulations and related export controls and security requirements for PSP technology and products. All forward looking statements and cautionary statements included in this document are made as of the date hereby based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward looking statement or cautionary statement.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk exposure related to market risk sensitive financial instruments is not material. Letters of credit totaling approximately $933,000 were outstanding under the terms of the Credit Agreement as of July 4, 2004. No borrowings were outstanding under the Credit Agreement as of July 4, 2004.

Item 4.  Controls and Procedures

The Company’s President and Chief Executive Officer and its Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended. Based upon the evaluation of the Company’s disclosure controls and procedures as of July 4, 2004, the Company’s Chief Executive Officer and President and its Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of July 4, 2004. No changes in the Company’s internal controls over financial reporting were identified as having occurred in the fiscal quarter ending July 4, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings.

See Note D to the Company’s financial statements included in Part I, Item 1 of this report, which is hereby incorporated by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)	The Company’s annual meeting of stockholders was held on May 11, 2004.
(b)

Orwin L. Carter, Ph.D., Philip A. Incarnati and M. Christine Jacobs were elected to the board of directors, each to serve for a three-year term. Patrick L. Flinn, John V. Herndon, Peter A.A. Saunders, F.R.S.A., Otis W. Brawley, M.D. and Earnest W. Deavenport, Jr. continue to serve as directors of the Company.

(c)

In connection with the election of directors at the annual meeting, Dr. Carter received 27,328,060 votes for his election with 860,483 withholding authority, Mr. Incarnati received 27,557,740 votes for his election with 630,803 withholding authority, and Ms. Jacobs received 27,477,503 votes for her election with 711,040 withholding authority.

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

No reports on Form 8-K were filed during the three months ended July 4, 2004. A Form 8-K dated April 23, 2004, was furnished to the Securities and Exchange Commission under Item 12, “Results of Operations and Financial Condition” with the press release regarding the financial results of Theragenics Corporation® for the quarter ended March 31, 2004. Under the rules of the Securities and Exchange Commission, materials furnished are not deemed filed for purposes of the federal securities laws.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT:
THERAGENICS CORPORATION

/s/ M. Christine Jacobs M. Christine Jacobs Chief Executive Officer

/s/ James A. MacLennan James A. MacLennan Chief Financial Officer

Dated: July 30, 2004