Form 10-K/A
period 2003-12-31
THERAGENICS CORP
filed 2004-08-02
CIK 795551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________

FORM 10-K/A

___________

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2003

Commission File Number: 0-15443

THERAGENICS CORPORATION®
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1528626 (IRS Employer Identification No.)

5203 Bristol Industrial Way, Buford, Georgia 30518
(Address of principal executive offices)

(770) 271-0233
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, $.01 par value, Together with associated Common Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

        The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, as determined by reference to the closing price of the Common Stock as reported on the New York Stock Exchange on June 30, 2003, was $126,783,058.

        As of March 3, 2004 the number of shares of Common Stock, $.01 par value, outstanding was 29,966,575.

        Documents incorporated by reference: Proxy Statement for the registrant’s 2004 Annual Meeting of Stockholder, held on May 11, 2004, is incorporated by reference in Part III herein.

PART III

Item 11. Executive Compensation.

        Except as set forth below, the information called for by Item 11 is incorporated by reference to the Company’s definitive proxy statement for its annual meeting of stockholders held on May 11, 2004.

Director Compensation

        Directors who are not officers of the Company received $4,000 per quarter, $1,000 for attending each board meeting and $750 for attending each Committee meeting during 2003. Also during 2003, the Audit Committee Chair received a retainer fee of $1,000 per quarter and the Compensation Committee Chair and the Nominating Committee Chair each received a retainer fee of $500 per quarter. Prior to 2003, each director who is not an officer of the Company was granted upon his or her election or reelection to a three-year term as a director, an option to purchase 48,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock as of the date of election or reelection. Each option shall vest at the rate of 16,000 shares annually at the end of each year of service in the director’s three-year term. Beginning in 2003, stock option awards to non-officer directors decreased from 48,000 to 15,000 stock options per three-year term (phased in as a director is elected or re-elected to the Board) plus each non-officer director receives 1,000 shares of restricted stock per year with one-year vesting.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERAGENICS CORPORATION®
August 2, 2004	/s/ M. Christine Jacobs M. Christine Jacobs Chairman, President & Chief Executive Officer

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.