Form 10-Q
period 2004-10-03
THERAGENICS CORP
filed 2004-11-04
CIK 795551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2004

or

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

As of October 25, 2004 the number of shares of $.01 par value common stock outstanding was 29,975,354.

THERAGENICS CORPORATION®

THERAGENICS CORPORATION®
BALANCE SHEETS
(Amounts in thousands, except per share data)

ASSETS
	October 3,	December	31,
	2004	2003
	(unaudited)

CURRENT ASSETS
Cash and short-term investments	$24,914	$45,104
Marketable securities	37,414	21,327
Trade accounts receivable, less allowance of $177 in
2004 and $118 in 2003	5,772	3,831
Inventories	3,417	1,851
Deferred income tax asset	307	189
Prepaid expenses and other current assets	5,382	4,760

TOTAL CURRENT ASSETS	77,206	77,062
PROPERTY AND EQUIPMENT
Buildings and improvements	43,613	42,344
Machinery and equipment	61,317	56,456
Office furniture and equipment	808	773

	105,738	99,573
Less accumulated depreciation and
amortization	(39,505)	(34,418)

	66,233	65,155
Land	822	822
Construction in progress	3,913	7,395

TOTAL PROPERTY AND EQUIPMENT	70,968	73,372
OTHER ASSETS	2,801	2,355

TOTAL ASSETS	$150,975	$152,789

THERAGENICS CORPORATION®
BALANCE SHEETS - Continued
(Amounts in thousands, except per share data)

LIABILITIES & SHAREHOLDERS' EQUITY
	October 3,	December	31,
	2004	2003
	(unaudited)

CURRENT LIABILITIES
Trade accounts payable	$2,580	$2,138
Accrued salaries, wages and payroll taxes	697	577
Other current liabilities	774	338

TOTAL CURRENT LIABILITIES	4,051	3,053
LONG-TERM LIABILITIES
Deferred income taxes	7,000	6,830
Asset retirement obligation	543	515
Other liabilities	63	65

TOTAL LONG-TERM LIABILITIES	7,606	7,410
SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 100,000
shares authorized; issued and outstanding,
29,975 in 2004 and 29,944 in 2003	300	299
Additional paid-in capital	61,902	61,778
Retained earnings	77,218	80,240
Accumulated other comprehensive income/(loss)	(102)	9

TOTAL SHAREHOLDERS' EQUITY	139,318	142,326

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$150,975	$152,789

        The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION®
STATEMENTS OF OPERATIONS
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 3,	October 5,	October 3,	October 5,
	2004	2003	2004	2003
REVENUE
Product sales	$8,196	$8,494	$24,654	$28,452
Licensing fees	87	25	228	118

Total revenue	8,283	8,519	24,882	28,570
COST OF SALES	3,282	3,614	10,147	12,110

GROSS PROFIT	5,001	4,905	14,735	16,460
OPERATING EXPENSES
Selling, general & administrative	4,463	3,404	13,004	10,025
Research & development	2,749	2,348	7,335	5,461

	7,212	5,752	20,339	15,486

EARNINGS/(LOSS) FROM OPERATIONS	(2,211)	(847)	(5,604)	974
OTHER INCOME/(EXPENSE)
Interest income	322	257	847	784
Interest and financing costs	(42)	(31)	(132)	(107)
Other	75	(1)	70	1

	355	225	785	678

Earnings/(loss) before income tax and cumulative
effect of change in accounting principle	(1,856)	(622)	(4,819)	1,652
Income tax expense/(benefit)	(734)	(234)	(1,797)	555

Earnings/(loss) before cumulative effect of change
in accounting principle	(1,122)	(388)	(3,022)	1,097
Cumulative effect of change in accounting principle
(See Note F)	-	-	-	(222)

NET EARNINGS/(LOSS)	$(1,122)	$(388)	$(3,022)	$875

THERAGENICS CORPORATION®
STATEMENTS OF OPERATIONS - Continued
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 3,	October 5,	October 3,	October 5,
	2004	2003	2004	2003
NET EARNINGS/(LOSS) PER COMMON SHARE
Basic:
Earnings/(loss) before cumulative effect of
change in accounting principle	$(0.04)	$(0.01)	$(0.10)	$0.04
Cumulative effect of change in accounting
principle	-	-	-	(0.01)

Net earnings/(loss) per common share	$(0.04)	$(0.01)	$(0.10)	$0.03

Diluted:
Earnings/(loss) before cumulative effect of
change in accounting principle	$(0.04)	$(0.01)	$(0.10)	$0.04
Cumulative effect of change in accounting
principle	-	-	-	(0.01)

Net earnings/(loss) per common share	$(0.04)	$(0.01)	$(0.10)	$0.03

WEIGHTED AVERAGE SHARES:
Basic	29,974	29,932	29,967	29,890
Diluted	29,974	29,932	29,967	30,055
Comprehensive income/(loss):
Net earnings/(loss)	$(1,122)	$(388)	$(3,022)	$875

Other comprehensive income/(loss)
Unrealized gain/(loss) on securities
available for sale:	44	-	(111)	(42)

Total comprehensive income/(loss)	$(1,078)	$(388)	$(3,133)	$833

        The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION®
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Nine Months Ended

	October 3, 2004	October 5, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings/(Loss)	$(3,022)	$875
Adjustments to reconcile net earnings/(loss) to
net cash provided by/(used by) operating activities:
Cumulative effect of change in accounting principle	-	222
Deferred income taxes	52	336
Depreciation & amortization	5,209	4,900
Provision for allowances	56	32
Stock based compensation	37	32
Income tax benefit from options	-	5
Loss on disposal of equipment	6	3
Changes in assets and liabilities:
Accounts receivable	(2,000)	(245)
Inventories	(1,563)	(708)

Prepaid expenses and other current assets	(622)	(1,251)
Other assets	58	(30)
Trade accounts payable	442	(50)
Accrued salaries, wages and payroll taxes	120	254
Other current liabilities	436	252
Other liabilities	(2)	(2)

Net cash provided by/(used by) operating activities	(793)	4,625

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of property and equipment	(2,287)	(1,181)
Cash paid for acquisition	(1,000)	(4,232)
Purchases of marketable securities	(25,446)	(18,515)
Maturities of marketable securities	9,248	8,690

Net cash used by investing activities	(19,485)	(15,238)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of stock options and stock purchase plan	88	491

Net cash provided by financing activities	88	491

NET DECREASE IN CASH AND
SHORT-TERM INVESTMENTS	(20,190)	(10,122)
CASH AND SHORT-TERM INVESTMENTS
AT BEGINNING OF PERIOD	45,104	56,344

CASH AND SHORT-TERM INVESTMENTS
AT END OF PERIOD	$24,914	$46,222

        The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION®
STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED OCTOBER 3, 2004
(UNAUDITED)
(Amounts in thousands, except per share data)

	Common Stock				Accumulated
	Number of Shares	Par value $0.01	Additional paid-in capital	Retained earnings	other comprehensive income	Total

BALANCE, December 31, 2003	29,944	$299	$61,778	$80,240	$9	$142,326
Exercise of stock options	18	1	29			30
Employee stock purchase plan	13		58			58
Equity incentive plan (See Note E)			37			37
Unrealized loss on securities
available for sale					(111)	(111)
Net loss for the period				(3,022)		(3,022)

BALANCE, October 3, 2004	29,975	$300	$61,902	$77,218	$(102)	$139,318

        The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION®

NOTES TO FINANCIAL STATEMENTS
OCTOBER 3, 2004
(Unaudited)

NOTE A – BASIS OF PRESENTATION

The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations, cash flows and changes in shareholders’ equity for the periods presented. All such adjustments are of a normal recurring nature. Beginning with the quarter ended July 4, 2004, the Company began reflecting the quarter-end using the actual cut-off dates, rather than rounding the reporting dates to the latest calendar quarter-end. The Company’s three and nine month periods for 2004 ended on October 3, 2004. The Company’s three and nine month periods for 2003 ended on October 5, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the financial statements and disclosures are adequate to make the information not misleading. It is suggested that these financial statements and notes be read in conjunction with the audited financial statements and notes for the year ended December 31, 2003, included in the Form 10-K filed by the Company. The results of operations for the nine months ended October 3, 2004 are not necessarily indicative of the results to be expected for a full year.

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

Sales to the two non-exclusive distributors represented 79.5% and 81.1% of total product revenue for the three and nine months ended October 3, 2004, respectively, with each of the two non-exclusive distributors, C. R. Bard and Oncura, each exceeding 10% of total revenue during those

THERAGENICS CORPORATION®

NOTES TO FINANCIAL STATEMENTS - CONTINUED
OCTOBER 3, 2004
(Unaudited)

periods.

Sales to the original four non-exclusive distributors represented 77.8% and 80.3% of total product revenue for the three and nine months ended October 5, 2003, respectively, with sales to two of the four non-exclusive distributors, C. R. Bard and Oncura, each exceeding 10% of total revenue during those periods.

Accounts receivable from the two non-exclusive distributors represented approximately 74% and 74% of accounts receivable at October 3, 2004 and December 31, 2003, respectively, with each of the two non-exclusive distributors noted above each exceeding 10% of total accounts receivable.

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

In December 2003 the Company entered into an asset purchase agreement with a contractor for the design and manufacture of certain equipment. The capital asset purchase agreement in the amount of $1.2 million is expected to be completed in late 2004. As of October 3, 2004, progress payments in the amount of approximately $900,000 had been paid in relation to the purchase agreement.

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

THERAGENICS CORPORATION®

NOTES TO FINANCIAL STATEMENTS - CONTINUED
OCTOBER 3, 2004
(Unaudited)

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

On July 1, 2004, while the summary judgment motion was pending, the Company, the Company’s directors and officers’ liability insurance carrier, and the plaintiffs’ counsel reached an agreement to settle the consolidated federal class action for an amount within the remaining limits of the Company’s directors and officers’ liability insurance. The plaintiffs will dismiss their lawsuit against the defendants and, on behalf of the settling class, release defendants from any and all liability arising from the incidents alleged in the second amended complaint. The Company will not be required to make any financial contribution toward the settlement. On September 29, 2004, the Court gave final approval to the settlement, with no objectors and no requests for exclusion. The final approval allows the right to appeal the final order until November 1, 2004. Barring any appeal of the final order, the case will be over as of that date. The derivative lawsuit is still pending. Its status is currently being reevaluated in light of the settlement of the securities class action lawsuit.

The Company and Oncura are currently arbitrating claims arising in connection with the Company’s non-exclusive distribution agreement with Oncura. Oncura claims that the Company has not addressed Oncura’s concerns about pricing by renegotiating pricing in good faith. Oncura is seeking a change in the pricing terms of the distribution agreement through the arbitration proceeding, and has indicated that it will seek to recover a portion of payments previously made. The Company filed a counterclaim against Oncura alleging that Oncura breached its obligations under the distribution agreement concerning marketing brachytherapy products and the use of the Company’s trademarks. The arbitrators have been appointed and the parties are conducting discovery. Management believes that Oncura’s claims are without merit and is opposing them vigorously. Management believes the Company has meritorious counter-claims.

From time to time the Company may be a party to claims that arise in the ordinary course of business, none of which, in the view of management, is expected to have a material adverse effect on the consolidated financial position or results of operations of the Company.

NOTE E – ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company provides stock-based compensation under equity incentive plans approved by stockholders. The plans collectively provide for the granting of stock options, restricted stock and other equity incentives. As of October 3, 2004 there were 2,562,083 options and restricted stock

THERAGENICS CORPORATION®

NOTES TO FINANCIAL STATEMENTS - CONTINUED
OCTOBER 3, 2004
(Unaudited)

rights outstanding and 316,979 shares of Common Stock remaining available for issuance under the Company’s equity incentive plans.

Stock option grants to date have required the exercise price of the options granted to be at least equal to 100% of market value on the date granted. Stock options granted to date provide for the expiration of options ten years from the date of grant and become exercisable over a three to five-year vesting period. At the May 11, 2004 meeting of the Board of Directors, the Board approved the vesting of all underwater options (defined as those options with exercise prices greater than the closing price for the Company’s stock on May 11, 2004) as of May 11, 2004. This approval resulted in 352,000 of previously unvested options immediately becoming vested on May 11, 2004. Each of these options had exercise prices greater than $4.73, the closing price of the Company’s stock on May 11, 2004. This acceleration of vesting did not result in any charge to the Company’s results of operations, but is reflected in the stock-based compensation amounts presented below on a pro forma basis.

Beginning in 2003, each non-officer director began receiving 1,000 shares of restricted stock per year, with one year vesting, as one component of director compensation. The Company issued 7,000 shares of restricted stock to the non-officer directors in November, 2003 which will vest in November, 2004. The total compensation cost associated with these restricted shares, $37,000, is being recognized over the vesting period and is included in selling, general and administrative expense in the accompanying statements of operations for the three and nine months ended October 3, 2004. The Company intends to issue an additional 7,000 restricted shares to the non-officer directors in November, 2004 with one year vesting. The compensation cost related to these restricted shares will be recognized over the vesting period.

In August 2004, the Board of Directors granted restricted stock rights to the Company’s executive management. The Company granted an aggregate of 48,000 restricted stock rights on August 10, 2004, to executive management. Each right represents one share of common stock to be issued upon vesting, provided that the executive remains in the Company’s employ until the vesting date of December 31, 2005. The Company recognized $22,000 of stock-based compensation related to these restricted stock rights in the three and nine months ended October 3, 2004. In June 2004, the Company also granted performance restricted stock rights to executive management as part of a long-term incentive program. Under the long-term incentive program, the number of shares issuable upon vesting of each performance restricted stock right will depend on the company’s stock price appreciation plus dividends paid (total shareholder return, or “TSR”) relative to an industry peer group based on a fixed schedule. Each performance restricted stock right represents the right to a minimum of 0.30 of a share of common stock provided that the executive remains in the Company’s employ as of the vesting date, and a maximum of two shares of common stock depending on the Company’s TSR. TSR will be measured for the period from January 1, 2004 through December 31, 2006, and rights will vest under the program as of December 31, 2006. The performance restricted rights will vest at the target achievement level upon a change of control. The number of shares that could be earned in respect of the performance restricted stock rights ranges from 13,950 shares to 93,000 shares based on TSR performance. The Company recognized $15,000 of stock-based compensation related to the 13,950 share minimum in the three and nine months ended October 3, 2004. Management will monitor

THERAGENICS CORPORATION®

NOTES TO FINANCIAL STATEMENTS - CONTINUED
OCTOBER 3, 2004
(Unaudited)

the TSR of the Company, compared to the industry peer group, during the vesting period for the June 2004 grants and recognize additional, or adjust previously recorded compensation expense, as appropriate. As of October 3, 2004, no additional stock-based compensation expense was recorded based on TSR during the three and nine months ended October 3, 2004.

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” FAS 148 amends FAS 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirement of FAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of FAS 148 are effective for fiscal years ending after December 15, 2002. The Company accounts for stock-based compensation for employees under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and elected the disclosure-only alternative under SFAS No. 123, “Accounting for Stock-Based Compensation.” No stock-based compensation cost related to options issued to employees is included in net earnings, as all such options granted have an exercise price equal to the market value of the stock on the date of grant. Stock-based compensation costs of $9,000 and $37,000 are included in the results for the three months ended October 3, 2004 related to the restricted stock issued to directors and the restricted stock rights granted to executive management, respectively. Stock-based compensation costs of $28,000 and $37,000 are included in the results for the nine months ended October 3, 2004 related to the restricted stock issued to directors and the restricted stock rights granted to executive management, respectively. In accordance with SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” the following table presents the effect on net earnings and net earnings per share had compensation cost for the Company’s stock plans been determined consistent with SFAS No. 123 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 3,	October 5,	October 3,	October 5,
	2004	2003	2004	2003
Net earnings/(loss), as reported	$(1,122)	$(388)	$(3,022)	$875
Less: total stock-based compensation
expense determined under fair value
method for all stock options, net of
related income tax benefit	(122)	(192)	(366)	(629)

Pro forma net earnings/(loss)	$(1,244)	$(580)	$(3,388)	$246
Basic net earnings/(loss) per common share:
As reported	$(0.04)	$(0.01)	$(0.10)	$0.03
Pro forma	$(0.04)	$(0.02)	$(0.11)	$0.01
Diluted net earnings/(loss) per common share:
As reported	$(0.04)	$(0.01)	$(0.10)	$0.03
Pro forma	$(0.04)	$(0.02)	$(0.11)	$0.01

THERAGENICS CORPORATION®

NOTES TO FINANCIAL STATEMENTS - CONTINUED
OCTOBER 3, 2004
(Unaudited)

Fair value was calculated on the grant dates using the Black-Scholes options-pricing model with the following assumptions for options issued during the nine months ended October 3, 2004 and the nine months ended October 5, 2003. No options were issued during the three months ended October 3, 2004 and the three months ended October 5, 2003.

	Nine Months Ended

	October 3,	October 5,

	2004	2003

Expected dividend yield	0.0%	0.0%
Expected stock price volatility	64.1%	75.5%
Risk-free interest rate	3.2%	3.4%
Expected life of option (years)	5.4%	5.5%

NOTE F — RETIREMENT OBLIGATIONS

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

At January 1, 2003 the Company adopted Statement 143 and recognized an initial ARO of approximately $478,000 and net capitalized costs of $126,000. The impact of adopting the Statement was recognized as a cumulative effect of change in accounting principle in the amount of $353,000 ($222,000 after income taxes). For the three and nine months ended October 3, 2004, the Company recognized an increase in the ARO of approximately $9,000 and $28,000, respectively, representing the accretion expense and approximately $8,000 and $23,000, respectively, in amortization expense related to the capitalized cost. For the three and nine months ended October 5, 2003, the Company recognized an increase in the ARO of approximately $9,000 and $23,000, respectively, representing the accretion expense and approximately $10,000 and $22,000, respectively, in amortization expense related to the capitalized cost.

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

THERAGENICS CORPORATION®

NOTES TO FINANCIAL STATEMENTS - CONTINUED
OCTOBER 3, 2004
(Unaudited)

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

The U.S. Department of Energy (DOE) has granted Theragenics™ access to unique DOE technology, known as the PSP, for use in production of isotopes, including palladium-102 (the “PSP Operation”). The Company has constructed a facility in Oak Ridge, Tennessee to house the equipment, infrastructure and work force necessary to support the production of isotopes, including palladium-102, using this DOE technology. The building and the PSP became operational during the latter half of 2002. The Company also has access to and has made investments in other unique DOE resources. Additional equipment in the amount of $1.7 million, which is physically located within DOE facilities in Oak Ridge, has not yet been placed in service and is recorded as construction-in-progress on the accompanying balance sheets. Due to delays by the DOE’s primary contractor in Oak Ridge, the Company currently anticipates that this additional equipment will become operational during the first half of 2005. As a result of the sensitive nature of the PSP equipment and other unique DOE resources and facilities, the specialized technology involved and the restrictions on access to unique DOE-operated facilities, the Company has contracted with the DOE’s primary contractor for its Oak Ridge facilities to handle certain technical and operational services that are critical to the operation, including designing and fabricating new parts and modifications to the equipment and DOE facilities, operating and providing ongoing access to DOE facilities, and providing access to other DOE resources. The success of the PSP Operation is, in part, dependent on the continued cooperation of the DOE and its primary contractor, which could be adversely affected by future changes in governmental program priorities and funding. If there are problems with the operation or modification of the DOE-operated facilities, problems with access to other DOE resources, or if unforeseen challenges arise, the PSP Operation may not be successful or the costs or availability associated with the PSP Operation could be adversely affected. Additionally, as a result of the sensitive nature of the PSP equipment and the specialized technology involved, the DOE is able to terminate the Company’s access in the event of national emergency or in the interest of national defense, or require the Company to perform programmatic work involving use of the technology for the DOE in connection with carrying out its governmental mission. The Company would be entitled to compensation in the event of termination in connection with national emergency or defense or for programmatic use of the technology for the DOE. Use of the PSP by Theragenics™ is also subject to classification and export control restrictions imposed by the DOE and the U.S. government.

In connection with the Company’s ongoing program targeted at diversifying its future revenue stream, the Company continues to explore new applications for PSP technology. Among other things, the PSP technology enables the Company to conduct feasibility runs designed to validate isotope usage in various diverse industries and potential markets. In the first quarter of 2004 the Company’s Oak Ridge operations began to enrich palladium-102, which can be activated in a nuclear reactor to produce palladium-103. The enriched palladium-102, along with access to specialized reactor and related capabilities, can supply the palladium-103 radioisotope to support TheraSeed® production, if necessary. In addition, the production of palladium-102 allows the Company to study the PSP and the interaction with palladium-102 in order to calibrate the PSP and determine predictable yields generated by the PSP. The initial production runs at the Oak Ridge facility did not deliver the palladium-102 yields the Company had anticipated. During the third quarter of 2004, production of palladium-102 continued with improved results in the yields produced. The Company completed production of palladium-102 at the Oak Ridge facility during October 2004. The Company sold the excess palladium metal remaining after the production of palladium-102 for approximately $431,000 in November 2004, which will reduce the carrying value of inventory by this amount. As a result of the cessation of production of palladium-102 at the Oak Ridge facility, in the fourth quarter of 2004 the company will cease capitalization of substantially all of the palladium-102 production costs.

The Company’s diversification program includes the clinical trial that utilizes a palladium-103 device, called the TheraSource® Intravascular Brachytherapy System, designed to prevent restenosis or renarrowing of arteries following treatment of peripheral vascular disease by percutaneous transluminal angioplasty. Following the approval of the Investigational Device Exemption granted by the U. S. Food and Drug Administration (FDA) in August 2002 to initiate the TheraP clinical trial, Theragenics™ began a clinical trial using a palladium-103 device (patent pending) early in 2003. Theragenics™ closed enrollment in the TheraP trial early in the second quarter of 2004 at 20 patients. Seventeen patients have progressed to the six-month endpoint, one patient is yet to reach the six-month end-point, and two patients have elected to discontinue follow-up in the trial. None of the twenty patients enrolled has experienced a device-related adverse event. The Company is currently assessing the results of the trial to determine the most appropriate course of action going forward.

Additionally, an animal pilot study using palladium-103 in a prototype device designed for the treatment of exudative (wet) age-related macular degeneration (AMD), a disease that leads to loss of eyesight and in some cases complete blindness, was completed early in 2002. During the second quarter of 2004, the Company filed an Investigational Device Exemption (IDE) with the FDA to begin a human clinical trial for the TheraSight™ device. On July 29, 2004 the Company received IDE approval granted by the FDA to initiate a human trial to test the safety and feasibility of the TheraSight™ device. The Company has patents pending on the TheraSight™ device and is currently enrolling patients in the clinical trial. The Company plans to run the trial at six separate clinical sites and will treat approximately 30 patients. The first patient was treated in the TheraSight™ Trial at Emory Eye Center in Atlanta, Georgia during the week of October 18, 2004. The Company continues to be mindful of the emerging potential competition in this market. Research and development expenditures are likely to continue as these initiatives are pursued.

The Company has also identified potential opportunities, utilizing its cyclotrons, for production of radiochemical products, which are typically used in medical nuclear imaging procedures. During the second quarter of 2004, the Company began regular shipments of one radiochemical to a single customer. The revenue recognized during the three and nine months ended October 3, 2004 was not material. The Company has submitted a Drug Master File for this product with the FDA, which will potentially allow access to a wider range of customers. The Company also continues to assess the markets for other radiochemicals it is able to produce using the existing cyclotrons. These developments could, if pursued, increase research and development expenses. Radiochemical product sales are not expected to have a material impact on revenue during 2004.

During the fourth quarter of 2003, the DOE named the Company as a participant in a project that would involve the production of medical isotopes from Cold War nuclear legacy material. The contract was awarded to Isotek Systems LLC (Isotek) and calls for Isotek to extract thorium-229 from defense legacy material during the down blending process. Theragenics’™ proposed role would have been to extract from the thorium the isotope actinium-225 and actinium-225’s daughter product, bismuth-213, which might be used in potential medical applications and cancer research, such as the treatment of acute myologenous leukemia. After careful consideration and analysis the Company concluded that this project did not justify further participation and the Company exercised its right not to participate. The Company’s decision not to participate in this particular project does not affect the right to participate in other similar future opportunities.

The Company is also searching for, reviewing and evaluating external opportunities for diversification in the form of joint ventures, partnerships, and/or acquisitions of technologies, products and companies.

Results of Operations

Revenues for the three months ended October 3, 2004 were $8.3 million, compared to $8.5 million for the three months ended October 5, 2003, a decrease of $0.2 million, or 2.8%. Revenues for the nine months ended October 3, 2004 were $24.9 million, compared to $28.6 million for the nine months ended October 5, 2003, a decrease of $3.7 million, or 12.9%. The decline in revenue during 2004 was primarily due to a 2.8% and a 14.2% decrease in unit sales of the TheraSeed® device during the three and nine months ended October 3, 2004, respectively, compared to the corresponding periods of 2003, partially offset by $174,000 and $631,000 of revenue recognized in the three and nine months ended October 3, 2004, respectively, for certain ancillary services to one distributor. The Company currently expects these ancillary services to generate approximately $150,000 of revenue during the fourth quarter of 2004. The average selling price of the TheraSeed® device was consistent during 2004 as compared to the same periods of 2003. During the three and nine months ended October 3, 2004, Theragenics™ sold approximately 18.1% and 16.7%, respectively, of unit sales directly to customers. During the three and nine months ended October 5, 2003, Theragenics™ sold approximately 18.5% and 16.6%, respectively, of unit sales directly to customers. Total revenues from sales of the Company’s palladium-103 (TheraSeed®) device and iodine (I-Seed) device to direct customers were 20.3% and 18.8% during the three and nine months ended October 3, 2004, respectively, compared to 21.1% and 19.3% during the corresponding periods of 2003. Revenues from distributors, including the $174,000 of revenue generated from ancillary services, decreased approximately 1.4% during the three months ended October 3, 2004 compared to the three months ended October 5, 2003. Revenues from distributors, including the $631,000 of revenue generated from ancillary services, decreased approximately 12.5% during the nine months ended October 3, 2004 compared to the nine months ended October 5, 2003.

Currently, the Company has non-exclusive distribution agreements in place with two companies for the distribution of the TheraSeed® device, a reduction from the four in place at the beginning of 2003. During 2003, one of the non-exclusive distributors of the TheraSeed® device acquired two of the other three non-exclusive distributors of the TheraSeed® device. Comparing this consolidated distributor’s unit sales during 2004 to the same three distributors’ unit sales during 2003 shows a 10.3% increase for the three months ended October 3, 2004 compared to the three months ended October 5, 2003 and a 6.9% reduction for the nine months ended October 3, 2004 compared to the nine months ended October 5, 2003. This distributor has exercised its option to extend its distribution agreement with the Company through December 2006.

The domestic and international distribution agreements with the other distributor allow each party the right to give notice of non-renewal of the agreements at the end of December 2004, which would be effective December 31, 2005. The Company is currently evaluating its relationship with this distributor to determine whether to continue it thereafter. Sales to this distributor for the three and nine months ended October 3, 2004 declined by 30% as compared to the corresponding periods of 2003. Reduced sales to this distributor accounted for approximately 62% of the reduction in the Company’s total revenue for the nine months ended October 3, 2004 compared to the corresponding period in 2003, although this distributor accounted for only approximately 30% of total revenue during the first nine months of 2003. The Company believes that sales through this distributor have been adversely affected by the distributor’s efforts to market prostate cancer treatments other than TheraSeed® or brachytherapy.

The Company and Oncura are currently arbitrating claims arising in connection with the Company’s non-exclusive distribution agreement with Oncura. Oncura claims that the Company has not addressed Oncura’s concerns about pricing by renegotiating pricing in good faith. Oncura is seeking a change in the pricing terms of the distribution agreement through the arbitration proceeding, and has indicated that it will seek to recover a portion of payments previously made. The Company filed a counterclaim against Oncura alleging that Oncura breached its obligations under the distribution agreement concerning marketing brachytherapy products and the use of the Company’s trademarks. The arbitrators have been appointed and the parties are conducting discovery. Management believes that Oncura’s claims are without merit and is opposing them vigorously. Management believes the Company has meritorious counter-claims.

In addition to the impact of disappointing performance by one of the two distributors of TheraSeed®, Management believes that the brachytherapy industry continues to be affected by recent changes in medicare reimbursement, declining prices for iodine-125 and palladium-103 seeds, competitors’ selling tactics and the effects of consolidation in the industry. At any point in time, Theragenics™ and/or its non-exclusive distributors may change their respective pricing policies for the TheraSeed® or I-Seed (in the case of Theragenics™) device in order to take advantage of market opportunities or respond to competitive situations. Responding to market opportunities and competitive situations could have an adverse effect on the prices of the TheraSeed® or I-Seed device and could have a favorable effect or prevent an unfavorable effect on market share and volumes. Conversely, the Company and its non-exclusive distributors could individually and independently decide to maintain per unit pricing under certain competitive situations that could adversely affect current or potential market share and volumes.

Licensing fees revenue represents licensing payments received for the Company’s TheraSphere® technology. Such licensing fees are not expected to become material in the foreseeable future.

Cost of sales was $3.3 million during the three months ended October 3, 2004, resulting in a gross profit margin of 60.4%, compared with cost of sales of $3.6 million and a gross profit margin of 57.6% during the three months ended October 5, 2003. Cost of sales was $10.1 million during the nine months ended October 3, 2004, resulting in a gross margin of 59.2%, compared with cost of sales of $12.1 million and a gross margin of 57.6% during the nine months ended October 5, 2003. The increased gross margin during 2004 was due primarily to the capitalization of costs associated with the first production of palladium-102 material using the PSP technology at the Company’s Oak Ridge, Tennessee facility. Total production costs capitalized were approximately $350,000 and $1.2 million during the three and nine months ended October 3, 2004, respectively. The total cost of the inventory, including the material and production costs capitalized, is $1.8 million and is included in work-in-process inventory in the accompanying October 3, 2004 balance sheet. The Company completed production of palladium-102 at the Oak Ridge facility during October 2004. The Company sold the excess palladium metal remaining after the production of palladium-102 for approximately $431,000 in November 2004, which will reduce the carrying value of inventory by this amount. As a result of the cessation of production of palladium-102 at the Oak Ridge facility, in the fourth quarter of 2004 the company will cease capitalization of substantially all of the palladium-102 production costs. The gross margin in 2004 was also favorably impacted by $174,000 and $631,000 of revenue from ancillary services to a certain distributor during the three and nine months ended October 3, 2004, respectively. Gross margin during 2004 was negatively impacted by the considerable fixed cost component of Theragenics’™ operations in combination with lower revenue during the three and nine months ended October 3, 2004 compared to the corresponding periods of 2003.

Selling, general and administrative (SG&A) expense was $4.5 million during the three months ended October 3, 2004, compared to $3.4 million during the three months ended October 5, 2003, an increase of $1.1 million, or 31.1%. SG&A expense was $13.0 million during the nine months ended October 3, 2004, compared to $10.0 million during the nine months ended October 5, 2003, an increase of $3.0 million, or 29.7%. The increase in 2004 was primarily due to an increase in professional fees for assistance in various key strategic initiatives, an increase in marketing and advertising costs and an increase in salary and related expenses due primarily to the expansion of the direct sales force.

Research and development (R&D) expense increased to $2.7 million, or approximately 33.2% of revenue, during the three months ended October 3, 2004, from $2.3 million, or approximately 27.6% of revenue, during the three months ended October 5, 2003. R&D expense increased to $7.3 million, or approximately 29.5% of revenue, during the nine months ended October 3, 2004, from $5.5 million, or approximately 19.1% of revenue, during the nine months ended October 5, 2003. The increase in research and development expense during 2004 was primarily attributable to an increase in costs to support the Company’s peripheral vascular and macular degeneration programs (see “Overview” above).

Management plans to continue efforts in R&D as its initiatives to diversify move forward, and expects R&D expenditures to be significant. Such expenditures in R&D may negatively affect results of operations. However, R&D spending is dependent on the complex scheduling of R&D activities in progress as well as the pursuit of other appropriate opportunities as they arise. Accordingly, R&D expenses may fluctuate significantly from period to period.

Other income, comprising interest income and non-operating expenses, was $355,000 during the three months ended October 3, 2004 compared to $225,000 during the three months ended October 5, 2003. Other income was $785,000 during the nine months ended October 3, 2004 compared to $678,000 during the nine months ended October 5, 2003. The increases during 2004 are primarily the result of better returns on the Company’s investments as a result of higher interest rates in 2004 and gains on sales of the Company’s investments during 2004. The Company’s investments consist primarily of short-term cash investments and high-credit quality corporate and municipal obligations, in accordance with the Company’s investment policies. Funds available for investment have and will continue to be utilized for the Company’s current and future expansion programs, R&D activities, and strategic opportunities for growth and diversification. As funds continue to be used for these programs and activities, and as interest rates continue to change, management expects other income to fluctuate accordingly.

The Company’s effective income tax rate was a benefit of 39.5% during the three months ended October 3, 2004 compared to a benefit of 37.6% during the three months ended October 5, 2003. The Company’s effective income tax rate was a benefit of 37.3% during the nine months ended October 3, 2004 compared to an expense of 33.6% during the nine months ended October 5, 2003. The Company’s income tax rate in each period differed from statutory rates primarily due to the recognition of tax credits generated by the Company’s investments in its expansion projects, research activities and tax-exempt interest income.

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

Allowance for doubtful accounts. Management judgments and estimates are made and used in connection with establishing an allowance for the possibility that portions of our accounts receivable balances may become uncollectable. Accounts receivable are reduced by this allowance. Specifically, management analyzes accounts receivable in relation to current economic trends and changes in our customer payment history in establishing this allowance. The accounts receivable balance, net of the provision for trade accounts receivables allowance of $177,000, was approximately $5.8 million as of October 3, 2004.

Stock-based compensation. The Company has granted performance restricted stock rights. The number of shares issuable upon vesting of the performance restricted stock rights will vary based on total shareholder return or TSR over the vesting period as compared to an industry peer group, as further described in Note E of the Notes to Financial Statements above. Each quarter the Company estimates TSR and records compensation expense based on TSR experienced to date. To the extent that TSR varies significantly from period to period, the Company may record additional compensation expense or adjust previously recorded compensation expense to reflect the current estimate of TSR over the vesting period.

Liquidity and Capital Resources

The Company had cash, short-term investments and marketable securities of $62.3 million at October 3, 2004, compared to $66.4 million at December 31, 2003. Cash and short-term investments were $24.9 million at October 3, 2004 compared to $45.1 million at December 31, 2003. Marketable securities were $37.4 million at October 3, 2004 compared to $21.3 million at December 31, 2003. Marketable securities consist primarily of short-term cash investments and high-credit quality corporate and municipal obligations, in accordance with the Company’s investment policies. The aggregate decrease in cash, short-term investments and marketable securities was a result of cash used by operations and capital expenditures. Working capital was $73.2 million at October 3, 2004, compared to $74.0 million at December 31, 2003. The Company also has a Credit Agreement with a financial institution that provides for revolving borrowings of up to $40.0 million, including a $5.0 million sub-limit for letters of credit, through a credit facility with a three-year term. No borrowings were outstanding under the Credit Agreement as of October 3, 2004. Letters of credit totaling $933,000 were outstanding under the Credit Agreement as of October 3, 2004. These letters of credit represent decommission funding required by the Georgia Department of Natural Resources and a utility deposit to the City of Oak Ridge, Tennessee in connection with the PSP facility.

Cash used by operations was $793,000 during the nine months ended October 3, 2004 compared to cash provided by operations of $4.6 million during the nine months ended October 5, 2003. Cash used by or generated from operations consists of net earnings/(loss) plus non-cash expenses such as depreciation, amortization, and changes in balance sheet items such as accounts receivable, inventories, prepaid expenses and payables. Accounts receivable increased approximately $2.0 million during the first nine months of 2004 as a result of increased revenue in the third quarter of 2004 as compared to the fourth quarter of 2003 and the timing of payments received from the Company’s distributors. Inventories increased $1.6 million during the first nine months of 2004 primarily as a result of the capitalization of costs associated with the first production of palladium-102 material using the PSP technology at the Company’s Oak Ridge, Tennessee facility. Prepaid expenses and other current assets increased $622,000 during the first nine months of 2004 primarily as a result of the tax benefit generated from the loss from operations generated during the first nine months of 2004 as well as prepayments required under the Company’s advertising program, partially offset by a refund of 2003 income taxes. Trade accounts payable increased $442,000 during the first nine months of 2004 due primarily to liabilities related to the Company’s diversification efforts and advertising programs and the timing of payments for other accounts payable partially offset by the payment of liabilities associated with the Company’s I-Seed acquisition during the first quarter of 2004. Other current liabilities increased $436,000 during the first nine months of 2004 primarily as a result of property tax liabilities which are due and payable during the fourth quarter of each year.

Capital expenditures totaled $2.3 million and $1.2 million during the first nine months of 2004 and 2003, respectively. In addition, the Company made payments of $1.0 million and $4.2 million during the first nine months of 2004 and 2003, respectively, as part of the Company’s purchase of the U. S. iodine-125 prostate brachytherapy business of BEBIG (see “Overview” above). The Company procured an automated production line as part of the agreement that became operational during the first quarter of 2004. The $1.0 million payment during the first quarter of 2004 was the last payment required under the agreement.

The Company expects that R&D spending will continue at the current level during the remainder of 2004 (see “Results of Operations” above). Cash could also be used in 2004 for increased marketing and TheraSeed® support activities and in the pursuit of diversification efforts such as the purchase of technologies, products or companies.

In addition to capital expenditures, cash used for investing activities during the nine months ended October 3, 2004 included $25.4 million used to purchase marketable securities, offset by maturities of other investments amounting to $9.2 million. Marketable securities, consisting primarily of short-term cash investments and high-credit quality corporate and municipal obligations, are purchased in accordance with the Company’s investment policies. The Company expects to continue to invest cash as available.

Cash provided by financing activities was $88,000 and $491,000 in the first nine months of 2004 and 2003, respectively, consisting of cash proceeds from the exercise of stock options and the Company’s Employee Stock Purchase Plan.

The Company believes that current cash and investment balances and cash from future operations and credit facilities will be sufficient to meet its current anticipated working capital and capital expenditure requirements. In the event additional financing becomes necessary, management may choose to raise those funds through other means of financing as appropriate.

Government Regulation

The Company is required under its radioactive materials license to maintain radiation control and radiation safety personnel, procedures, equipment and processes, and to monitor its facilities and its employees and contractors. The Company is also required to provide financial assurance that adequate funding will exist for end-of-life radiological decommissioning of its cyclotrons and other radioactive areas of its property that contain radioactive materials. The Company is also subject to federal, state and local regulations relating to the discharge of materials into the environment generally. During 2003, the Company became aware of the need for an Industrial Process Water Permit from the city of Buford, Georgia. The Company has taken all the required steps to obtain this permit and expects to obtain this permit, but has also requested a determination of non-applicability. The Company has been authorized by the City to discharge industrial process water to the municipal sewage system while the City considers its final decision.

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

On December 8, 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 into law that provides for improved reimbursement and coding policies in 2004 and beyond for brachytherapy seeds/sources under Medicare’s OPPS. To reflect the changes in the statute, CMS revised its November 7, 2003 final rule by publishing a new interim final rule for 2004 on January 6, 2004.

The brachytherapy provisions in the 2003 Medicare legislation, which went into effect on January 1, 2004, require Medicare to unbundle the cost of the seeds from the costs of the brachytherapy procedure, catheters and needles under the OPPS. More specifically, the 2003 Medicare legislation requires Medicare to reimburse hospitals for each brachytherapy seed/source furnished between January 1, 2004 to December 31, 2006 based on the hospital’s costs for each patient (calculated from the hospital’s charges adjusted by the hospital’s specific cost-to-charge ratio). This means that hospital reimbursement is no longer limited to or dictated by the reimbursement amounts assigned to the brachytherapy codes, which CMS used in 2003.

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

The Company believes its efforts in assisting policymakers in formulating and revising Medicare policies to recognize the unique aspects of classification and reimbursement that apply to brachytherapy devices such as TheraSeed® were pivotal to the enactment of the improved 2003 Medicare legislation for brachytherapy seeds/sources. The Company plans to continue working to assist policymakers regarding these important issues in the future.

The Company believes that the significant number of proposed and actual changes in Medicare coding and reimbursement policy in the years preceding and during 2003, created confusion for hospitals and doctors, which may have had a detrimental impact on sales in 2003 and during the first nine months of 2004 (see “Results of Operations” above). In addition, due to the fact that the Medicare rules governing coding of brachytherapy seeds/sources have undergone significant change during the past few years, the Company believes that Medicare reimbursement may continue to create confusion for hospitals and doctors going forward. In that regard, management continues to closely monitor any effects of the reimbursement structure on the brachytherapy market as it continues to evaluate pricing, marketing and distribution strategies. The Company continues to engage a consulting firm specializing in reimbursement practices to help communicate brachytherapy reimbursement guidelines to customers.

Forward Looking and Cautionary Statements

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding sales, marketing and distribution efforts, the Company’s direct sales organization, including, but not limited to, its growth and effectiveness, third-party reimbursement, CMS policy, sales mix, effectiveness and continuation of non-exclusive distribution agreements, pricing for the TheraSeed® and I-Seed devices, future cost of sales, R&D efforts and expenses, inventory investment, SG&A expenses, other income, timing and ultimate outcome of the Company’s activities in peripheral vascular and macular degeneration programs and other diversification efforts, potential new products and opportunities, the PSP-related operations, the development of new markets and technologies, the capabilities of the PSP to produce enriched isotopes, opportunities for isotopes produced by Theragenics™, including, but not limited to, radiochemical products, the identification and development of new markets and applications for isotopes, Theragenics’™ plans and strategies for diversification, and the sufficiency of the Company’s liquidity and capital resources. From time to time, the Company may also make other forward-looking statements relating to such matters as well as statements relating to anticipated financial performance, business prospects, technological developments, other research and development activities and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with research and development activities, including animal studies and clinical trials related to new products, risks associated with new product development cycles, effectiveness and execution of marketing and sales programs of Theragenics™ and its non-exclusive distributors, risks associated with customer distribution concentration and consolidation among non-exclusive distributors and potential changes in distributor relationships, potential costs and delays in capacity expansion and start-up, potential costs and delays in PSP-related operations, effect of palladium-103 demand on cyclotron and PSP capacity and investment in inventory, the iodine-125 product line, actual or potential changes in product pricing, competitive conditions and selling tactics of the Company’s competitors, continued acceptance of TheraSeed® or the I-Seed devices by the market, management of growth, acceptance and efficacy of palladium-103 for other applications, adverse changes in governmental program priorities and budgetary funding by the relevant governmental authorities, continuing access to unique DOE technology, the DOE’s ability to require the Company to use DOE technology for governmental purposes or terminate the Company’s use in the event of a national emergency or for national defense, government regulation of the therapeutic radiological pharmaceutical and device business, potential changes in third-party reimbursement, risks associated with market development activities, potential inability of the PSP to produce isotopes suited for a particular application, potential inability to produce selected isotopes at costs competitive to other options or potential inability to produce selected isotopes at costs to make applications economically feasible, risks associated with governmental regulations and related export controls and security requirements for PSP technology and products. All forward looking statements and cautionary statements included in this document are made as of the date hereby based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward looking statement or cautionary statement.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk exposure related to market risk sensitive financial instruments is not material. Letters of credit totaling approximately $933,000 were outstanding under the terms of the Credit Agreement as of October 3, 2004. No borrowings were outstanding under the Credit Agreement as of October 3, 2004.

Item 4.    Controls and Procedures

The Company’s President and Chief Executive Officer and its Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended. Based upon the evaluation of the Company’s disclosure controls and procedures as of October 3, 2004, the Company’s Chief Executive Officer and President and its Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of October 3, 2004. No changes in the Company’s internal controls over financial reporting were identified as having occurred in the fiscal quarter ending October 3, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

The Company has retained a third party, independent consultant to assist management in the documentation and evaluation of its internal controls over financial reporting in preparation for the management assessment of internal controls required by Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal year ended December 31, 2004. The consultant made several recommendations to strengthen existing internal controls and to implement additional controls, which the Company is in the process of implementing.

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

Dated: November 4, 2004