Form 10-Q
period 2005-04-03
THERAGENICS CORP
filed 2005-05-13
CIK 795551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2005

or

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

As of May 10, 2005 the number of shares of $0.01 par value common stock outstanding was 31,908,572.

THERAGENICS CORPORATION®

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

THERAGENICS CORPORATION®
BALANCE SHEETS
(Amounts in thousands, except per share data)

ASSETS
	April 3,	December 31,
	2005 (unaudited)	2004

CURRENT ASSETS
Cash and short-term investments	$29,084	$26,150
Marketable securities	32,868	36,111
Trade accounts receivable, less allowance of $184 in 2005 and $177 in 2004	6,021	5,787
Inventories	3,061	2,996
Deferred income tax asset	585	410
Prepaid expenses and other current assets	4,440	4,221
TOTAL CURRENT ASSETS	76,059	75,675

PROPERTY AND EQUIPMENT
Buildings and improvements	44,061	43,618
Machinery and equipment	64,081	61,560
Office furniture and equipment	810	810
	108,952	105,988
Less accumulated depreciation and
amortization	(42,983)	(41,226)

	65,969	64,762

Land	822	822
Construction in progress	1,831	4,631
TOTAL PROPERTY AND EQUIPMENT	68,622	70,215

OTHER ASSETS	3,123	2,788

TOTAL ASSETS	$147,804	$148,678

THERAGENICS CORPORATION®
BALANCE SHEETS - Continued
(Amounts in thousands, except per share data)

LIABILITIES & SHAREHOLDERS’ EQUITY
	April 3,	December 31,
	2005 (unaudited)	2004

CURRENT LIABILITIES
Trade accounts payable	$1,619	$1,871
Accrued salaries, wages and payroll taxes	488	608
Other current liabilities	646	607

TOTAL CURRENT LIABILITIES	2,753	3,086

LONG-TERM LIABILITIES
Deferred income taxes	6,758	6,920
Asset retirement obligation	602	549
Other liabilities	73	63

TOTAL LONG-TERM LIABILITIES	7,433	7,532

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000
shares authorized; issued and outstanding,
30,023 in 2005 and 29,989 in 2004	300	300
Additional paid-in capital	62,097	61,987
Deferred compensation	(16)	(23)
Retained earnings	75,434	75,930
Accumulated other comprehensive loss	(197)	(134)

TOTAL SHAREHOLDERS' EQUITY	137,618	138,060

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$147,804	$148,678
The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION®
STATEMENTS OF OPERATIONS
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended
	April 3,	April 4,
	2005	2004
REVENUE
Product sales	$9,462	$7,882
Licensing fees	77	71

	9,539	7,953

COST OF SALES	4,794	3,398

GROSS PROFIT	4,745	4,555

OPERATING EXPENSES
Selling, general & administrative	4,501	4,072
Research & development	1,407	2,278
	5,908	6,350

LOSS FROM OPERATIONS	(1,163)	(1,795)

OTHER INCOME/(EXPENSE)
Interest income	383	251
Interest and financing costs	(55)	(45)
Other	2	(33)
	330	173

Loss before income tax	(833)	(1,622)

Income tax benefit	(337)	(656)

NET LOSS	$(496)	$(966)

NET LOSS PER COMMON SHARE:

Basic	$(0.02)	$(0.03)
Diluted	$(0.02)	$(0.03)

WEIGHTED AVERAGE SHARES

Basic	30,014	29,957
Diluted	30,014	29,957

Comprehensive loss:

Net loss	$(496)	$(966)
Other comprehensive income/(loss): Unrealized gain/(loss) on securities available for sale, net of taxes	(63)	3
Total comprehensive loss	$(559)	$(963)

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION®
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Three Months Ended
	April 3, 2005	April 4, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(496)	$(966)
Adjustments to reconcile net loss to net cash
provided by/(used by) operating activities:
Deferred income taxes	(337)	(16)
Depreciation & amortization	1,789	1,710
Provision for allowances	11	35
Stock based compensation	50	-
Deferred rent	10	-
Loss on disposal of equipment	-	2
Changes in assets and liabilities:
Accounts receivable	(241)	(982)
Inventories	(69)	(739)
Prepaid expenses and other current assets	(219)	(322)
Other assets	-	59
Trade accounts payable	(252)	(425)
Accrued salaries, wages and payroll taxes	(120)	(226)
Other current liabilities	39	239
Net cash provided by/(used by) operating activities	165	(1,631)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of property and equipment	(130)	(482)
Cash paid for acquisition	(348)	(1,000)
Purchases of marketable securities	(4,266)	(9,559)
Maturities of marketable securities	7,446	4,485
Net cash provided by/(used by) investing activities	2,702	(6,556)
CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of stock options and stock purchase plan	67	51
Net cash provided by financing activities	67	51
NET INCREASE/(DECREASE) IN CASH AND
SHORT-TERM INVESTMENTS	2,934	(8,136)

CASH AND SHORT-TERM INVESTMENTS
AT BEGINNING OF PERIOD	26,150	45,104

CASH AND SHORT-TERM INVESTMENTS
AT END OF PERIOD	$29,084	$36,968

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION®
STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED APRIL 3, 2005
(UNAUDITED)
(Amounts in thousands, except per share data)

						Accumulated
	Common Stock		Additional			Other
	Number of	Par value	Paid-in	Deferred	Retained	Comprehensive
	shares	$0.01	Capital	Compensation	Earnings	Loss	Total

BALANCE, December 31, 2004	29,989	$300	$61,987	$(23)	$75,930	$(134)	$138,060

Exercise of stock options	26		42				42

Employee stock purchase plan	8		25				25

Equity incentive plan (See Note E)			43	7			50
Unrealized loss on securities available for sale, net of taxes						(63)	(63)

Net loss for the period					(496)		(496)

BALANCE, April 3, 2005	30,023	$300	$62,097	$(16)	$75,434	$(197)	$137,618

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION®

NOTES TO FINANCIAL STATEMENTS
April 3, 2005
(Unaudited)

NOTE A - BASIS OF PRESENTATION

The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations, cash flows and changes in shareholders’ equity for the periods presented. All such adjustments are of a normal recurring nature. Beginning with the quarter ended July 4, 2004, the Company began reflecting the quarter-end using the actual cut-off dates, rather than rounding the reporting dates to the nearest calendar quarter-end. The Company’s first quarter of 2005 ended on April 3, 2005. The Company’s first quarter of 2004 ended on April 4, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the financial statements and disclosures are adequate to make the information not misleading. It is suggested that these financial statements and notes be read in conjunction with the audited financial statements and notes for the year ended December 31, 2004, included in the Form 10-K filed by the Company. The results of operations for the three months ended April 3, 2005 are not necessarily indicative of the results to be expected for a full year.

NOTE B - DISTRIBUTION AGREEMENTS AND MAJOR CUSTOMERS

The Company sells its TheraSeed® device directly to health care providers and to third party distributors. Theragenics™ also manufactures and distributes I-Seed, an iodine-125 based medical device, directly to health care providers. Currently, the Company has non-exclusive distribution agreements in place with two companies for the distribution of the TheraSeed® device, C. R. Bard and Medi-Physics, Inc. (formerly d/b/a Nycomed Amersham and now part of Oncura, a company formed by a merger of the brachytherapy business of Amersham plc and Galil Medical Ltd., and referred to herein as “Oncura”). The non-exclusive distribution agreements for the distribution of the TheraSeed® device give each distributor the right to distribute the TheraSeed® device in the U.S., Canada and Puerto Rico for the treatment of prostate cancer and other solid localized cancerous tumors. These non-exclusive agreements give the distributors the option to distribute the TheraSeed® device internationally. During December 2004, the Company was notified by Oncura that it would not be renewing its distribution agreements effective December 31, 2005.  Oncura and the Company have agreed to advance the termination of Oncura's distribution agreements. ( See Note D.)   C.R. Bard has exercised its option to extend its distribution agreement with the Company through December 2006.

Sales to the two non-exclusive distributors represented 76.5% and 81.2% of total product revenue for the three months ended April 3, 2005 and April 4, 2004, respectively, with each of the two non-exclusive distributors each exceeding 10% of total revenues during those periods.

Accounts receivable from the two non-exclusive distributors represented approximately 67.4% and 73.5% of gross accounts receivable at April 3, 2005 and December 31, 2004, respectively. Accounts receivable from C. R. Bard exceeded 10% of total gross receivables at April 3, 2005 and December 31, 2004 while accounts receivable from Oncura exceeded 10% of total gross receivables at December 31, 2004.

THERAGENICS CORPORATION®

NOTES TO FINANCIAL STATEMENTS
April 3, 2005
(Unaudited)

NOTE C - CONSTRUCTION IN PROGRESS AND PURCHASE COMMITMENTS

The U.S. Department of Energy (“DOE”) has granted Theragenics™ access to unique DOE technology (plasma separation process or “PSP”) for use in production of isotopes, including palladium-102. The Company has constructed a facility in Oak Ridge, Tennessee to house the equipment, infrastructure and work force necessary to support the production of isotopes, including palladium-102, using this DOE technology. The building and the PSP became operational during the latter half of 2002. Additional equipment in the amount of $1.7 million has not yet been placed in service and is recorded as construction-in-progress on the accompanying balance sheets. Due to delays by the DOE’s primary contractor in Oak Ridge, the Company currently anticipates that this additional equipment will become operational during 2005.

In June 2004 the Company entered into an asset purchase agreement with a contractor for the design and manufacture of certain equipment. The capital asset purchase agreement in the amount of $570,000 was completed during the first quarter of 2005.

NOTE D - CONTINGENCIES

In January 1999, the Company and certain of its officers and directors were named as defendants in certain securities actions alleging violations of the federal securities laws, including Sections 10(b), 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934, as amended. These actions were consolidated into a single action in the U.S. District Court for the Northern District of Georgia. The complaint, as amended, purported to represent a class of investors who purchased or sold securities during the time period from January 29, 1998 to January 11, 1999. The amended complaint generally alleged that the defendants made certain misrepresentations and omissions in connection with the performance of the Company during the class period and sought unspecified damages. In 2004, the consolidated federal securities class action was settled for an amount within the limits of the Company’s directors and officers’ liability insurance. The Company was not required to make any financial contribution toward the settlement and the federal securities case was officially over as of November 1, 2004.

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

The Company and one of its distributors, Oncura, had been arbitrating claims arising in connection with the Company’s non-exclusive distribution agreement with Oncura. As of April 9, 2005, the arbitration was settled by mutual consent of the parties. As part of the settlement, the Company and Oncura have agreed to advance the termination of the distribution agreements with Oncura, and to issue a joint announcement on June 9, 2005 with further information about the termination and when the termination date will be.

THERAGENICS CORPORATION®

NOTES TO FINANCIAL STATEMENTS
April 3, 2005
(Unaudited)

From time to time the Company may be a party to claims that arise in the ordinary course of business, none of which, in the view of Management, is expected to have a material adverse effect on the consolidated financial position or results of operations of the Company.

NOTE E - ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company provides stock-based compensation under equity incentive plans approved by stockholders. The plans collectively provide for the granting of stock options, restricted stock and other equity incentives. As of April 3, 2005 there were 2,546,133 options and 141,000 restricted stock rights (representing from 75,900 to 234,000 shares depending on performance as described below) outstanding and 150,929 shares of Common Stock remaining available for issuance under the Company’s equity incentive plans (based on assumed vesting of outstanding rights at target performance level).

Stock option grants to date have been granted with an exercise price at least equal to 100% of market value on the date granted. Stock options granted to date provide for the expiration of options ten years from the date of grant and become exercisable over a three to five-year vesting period.

In 2003 and 2004, each non-officer director received 1,000 shares of restricted stock per year, with one year vesting, as one component of director compensation. The Company issued 7,000 shares of restricted stock to the non-officer directors in November, 2003 which vested in November, 2004. The total compensation cost associated with these restricted shares, $30,740, was recognized over the vesting period with $7,685 included in selling, general and administrative expense in the accompanying statements of operations for the three months ended April 4, 2004. The Company issued an additional 7,000 restricted shares to the non-officer directors in November, 2004 which will vest in November, 2005. The total compensation cost related to these restricted shares, $27,370, is being recognized over the vesting period with $6,843 included in selling, general and administrative expense in the accompanying statements of operations for the three months ended April 3, 2005.

On August 10, 2004, the Board of Directors granted an aggregate of 48,000 restricted stock rights to the Company’s executive management. Each right represents one share of common stock to be issued upon vesting, provided that the executive remains in the Company’s employ until the vesting date of December 31, 2005. The Company recognized $33,000 of stock-based compensation related to these restricted stock rights during the three months ended April 3, 2005. In February 2005 and June 2004, the Company also granted performance restricted stock rights to executive management as long-term incentives. Under the long-term incentives, the number of shares issuable upon vesting of each performance restricted stock right will depend on the Company’s stock price appreciation plus dividends paid (total shareholder return, or “TSR”) relative to an industry peer group based on a fixed schedule. Each performance restricted stock right represents the right to a minimum of 0.30 of a share of common stock provided that the executive remains in the Company’s employ as of the vesting date, and a maximum of two shares of common stock depending on the Company’s TSR. For the February 2005 grants, TSR will be measured for the period from January 1, 2005 through December 31, 2007, and rights will vest under the program as of December 31, 2007. For the June 2004 grants, TSR will be measured for the period from January 1, 2004 through December 31, 2006, and rights will vest under the program as of December 31, 2006. The performance restricted rights will vest at the target

THERAGENICS CORPORATION®

NOTES TO FINANCIAL STATEMENTS
April 3, 2005
(Unaudited)

achievement level upon a change of control. The number of shares that could be earned in respect of the performance restricted stock rights ranges from 13,950 shares to 93,000 shares based on TSR performance for both the February 2005 and June 2004 grants. The Company recognized $5,000 of stock-based compensation related to each of the 13,950 share minimum ($10,000 of total stock-based compensation) for the February 2005 and June 2004 grants, respectively, during the three months ended April 3, 2005. Management will monitor the TSR of the Company, compared to the industry peer group, during the vesting period for the February 2005 and June 2004 grants and recognize additional, or adjust previously recorded compensation expense, as appropriate. As of April 3, 2005, no additional stock-based compensation expense was recorded based on TSR during the three months ended April 3, 2005.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS 148”). SFAS 148 amends Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirement of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock-based compensation for employees under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and elected the disclosure-only alternative under SFAS 123. No stock-based compensation cost related to options issued to employees is included in net earnings, as all such options granted have an exercise price equal to the market value of the stock on the date of grant. Stock-based compensation costs of approximately $7,000 and $8,000 are included in the results of operations for the three months ended April 3, 2005 and April 4, 2004, respectively, related to the restricted stock issued to directors. Stock-based compensation costs of $43,000 are included in the results for the three months ended April 3, 2005 related to the restricted stock rights granted to executive management. In accordance with SFAS 148, the following table presents the effect on net earnings and net earnings per share had compensation cost for the Company's stock plans been determined consistent with SFAS 123 (in thousands, except per share data):

	Three Months Ended
	April 3, 2005	April 4, 2004

Net loss, as reported	$(496)	$(966)
Less: total stock-based compensation expense determined under fair value method for all stock options, net of related income tax benefit	(27)	(97)
Pro forma net loss	$(523)	$(1,063)

Basic net loss per common share:
As reported	$(0.02)	$(0.03)
Pro forma	$(0.02)	$(0.04)
Diluted net loss per common share:
As reported	$(0.02)	$(0.03)
Pro forma	$(0.02)	$(0.04)

THERAGENICS CORPORATION®

NOTES TO FINANCIAL STATEMENTS
April 3, 2005
(Unaudited)

Fair value was calculated on the grant dates using the Black-Scholes options-pricing model with the following assumptions for options issued during the three months ended April 3, 2005 and the three months ended April 4, 2004.

	Three Months Ended
	April 3, 2005	April 4, 2004
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	45.8%	60.3%
Risk-free interest rate	3.0%	2.9%
Expected life of option (years)	3.1	4.0

NOTE F - NEW ACCOUNTING PRONOUNCEMENTS

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-based Payments (“SFAS 123R”), which replaces the prior SFAS No. 123, Accounting for Stock-based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements based on the grant date fair value of the award. Compensation cost will be recognized over the period during which an employee is required to provide services in exchange for the award, usually the vesting period. SFAS 123R will also require companies to measure the cost of employee services received in exchange for Employee Stock Purchase Plan (“ESPP”) awards. SFAS 123R was scheduled to become effective for interim or annual periods beginning after June 15, 2005, which would have been the Company’s third fiscal quarter of 2005. On April 14, 2005 the Securities and Exchange Commission adopted a new rule amending the effective date of SFAS 123R for public companies, allowing registrant’s to implement SFAS 123R at the beginning of the next fiscal year, instead of the next interim period, that begins after June 15, 2005. This new rule delays the required effective date of SFAS 123R for the Company until January 1, 2006. The Company has not yet implemented and is in the process of determining the impact SFAS 123R will have on its financial statements.

In December 2004, the FASB issued Statement of Financial Account Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The Company is currently evaluating SFAS 153, but does not believe it will have a material impact on its financial statements.

THERAGENICS CORPORATION®

NOTES TO FINANCIAL STATEMENTS
April 3, 2005
(Unaudited)

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, Application of FASB Statement No. 109, "Accounting for Income Taxes," to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 ("FAS 109-1"). The American Jobs Creation Act of 2004 introduced a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Pursuant to the American Jobs Creation Act of 2004, the Company does not anticipate the ability to claim this tax benefit during 2005.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("FAS 109-2"). The American Jobs Creation Act of 2004 introduced a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The Company does not expect the adoption of these new tax provisions to have a material impact on its financial statements.

NOTE G - REVENUE RECOGNITION

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

NOTE H - RECLASSIFICATIONS

Certain amounts included in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

NOTE I - SUBSEQUENT EVENT

On April 26, 2005, the Company entered into an agreement to acquire CP Medical Corporation (“CP Medical”), a manufacturer and supplier of innovative sutures, cardiac pacing cables, brachytherapy needles/spacers, and other related medical products sold in the professional surgical and veterinary fields. On May 6, 2005, the Company completed the acquisition by paying sellers $19,032,353 in cash and issuing 1,885,370 shares of common stock valued at approximately $6,250,000 as calculated over a 20-day period from March 28, 2005 through April 22, 2005. The Company funded the cash portion of the purchase price from cash on hand. At the closing, 904,977 shares of the Company’s common stock issued to the sellers were placed in escrow for the purpose of compensating the Company in the event the sellers must indemnify the Company pursuant to the terms of the Stock Purchase Agreement. The Company has agreed to  make additional payments to the sellers in the event that some portion of the gain from the sale is taxable at ordinary income (instead of capital gain) tax rates. The stock portion of the purchase price is subject to adjustment based on the difference between the working capital of CP Medical on the closing and CP Medical’s working capital as of December 31, 2004. The Company estimates the final purchase price to be approximately $25,400,000.

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

On April 26, 2005, the Company entered into an agreement to acquire CP Medical Corporation (“CP Medical”), a manufacturer and supplier of innovative sutures, cardiac pacing cables, brachytherapy needles/spacers, and other related medical products sold in the professional surgical and veterinary fields. Historically, CP Medical has generated the majority of its revenue in the wound closure market, an estimated $2.0 billion annual market worldwide and an estimated $1.2 billion annual market in the United States. During 2004, approximately 70% of CP Medical’s revenue was generated in the veterinary wound closure market, an estimated $50 million annual market in the United States, and approximately 15% of revenue was generated in the brachytherapy market. On May 6, 2005, the Company completed the acquisition by paying sellers $19,032,353 in cash and issuing 1,885,370 shares of common stock valued at approximately $6,250,000 as calculated over a 20-day period from March 28, 2005 through April 22, 2005. The Company funded the cash portion of the purchase price from cash on hand. At the closing, 904,977 shares of the Company’s common stock issued to the sellers were placed in escrow for the purpose of compensating the Company in the event the sellers must indemnify the Company pursuant to the terms of the Stock Purchase Agreement. The Company has agreed to make additional payments to the sellers in the event that some portion of the gain from the sale is taxable at ordinary income (instead of capital gain) tax rates. The stock portion of the purchase price is subject to adjustment based on the difference between the working capital of CP Medical on the closing and CP Medical’s working capital as of December 31, 2004. The Company estimates the final purchase price to be approximately $25,400,000. The transaction establishes a new growth platform for the Company within the field of medical devices and also serves to diversify the Company’s product offerings within its core brachytherapy business. The former owners of CP Medical hold approximately 6% of the outstanding common stock of the Company.

Early in 2003 the Company diversified its product line with the purchase of the U.S. iodine-125 prostate brachytherapy business of BEBIG Isotopen-und Medizintechnik GmbH ("BEBIG"). The purchase gives Theragenics™ exclusive U.S. manufacturing and distribution rights to an FDA-cleared iodine-125-based medical device (I-Seed) for the treatment of prostate cancer. The Company sells the I-Seed device directly to physicians, hospitals and other healthcare providers. The non-exclusive distributors of the TheraSeed® device have no distribution rights for the I-Seed device. The Company believes that the ability to provide both TheraSeed® and I-Seed devices enhances the Company’s ability to market to direct customers who seek a single source for both palladium-103 and iodine-125 brachytherapy seeds.

The U.S. Department of Energy (“DOE”) has granted Theragenics™ access to unique DOE technology, known as plasma separation process or PSP, for use in production of isotopes, including palladium-102 (the “PSP Operation”). The Company has constructed a facility in Oak Ridge, Tennessee to house the equipment, infrastructure and work force necessary to support the production of isotopes, including palladium-102, using this DOE technology. The building and the PSP became operational during the latter half of 2002. The Company also has access to and has made investments in other unique DOE resources. Additional equipment in the amount of $1.7 million, which is physically located within DOE facilities in Oak Ridge, has not yet been placed in service and is recorded as construction-in-progress on the accompanying balance sheets. Due to delays by the DOE’s primary contractor in Oak Ridge, the Company currently anticipates that this additional equipment will become operational during 2005. As a result of the sensitive nature of the PSP equipment and other unique DOE resources and facilities, the specialized technology involved and the restrictions on access to unique DOE-operated facilities, the Company has contracted with the DOE’s primary contractor for its Oak Ridge facilities to handle certain technical and operational services that are critical to the operation, including designing and fabricating new parts and modifications to the equipment and DOE facilities, operating and providing ongoing access to DOE facilities, and providing access to other DOE resources. The success of the PSP Operation is, in part, dependent on the continued cooperation of the DOE and its primary contractor, which could be adversely affected by future changes in governmental program priorities and funding. If there are problems with the operation or modification of the DOE-operated facilities, problems with access to other DOE resources, or if unforeseen challenges arise, the PSP Operation may not be successful or the costs or availability associated with the PSP Operation could be adversely affected. Additionally, as a result of the sensitive nature of the PSP equipment and the specialized technology involved, the DOE is able to terminate the Company’s access in the event of national emergency or in the interest of national defense, or require the Company to perform programmatic work involving use of the technology for the DOE in connection with carrying out its governmental mission. The Company would be entitled to compensation in the event of termination in connection with national emergency or defense or for programmatic use of the technology for the DOE. Use of the PSP by Theragenics™ is also subject to classification and export control restrictions imposed by the DOE and the U.S. government.

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

In the first quarter of 2004 the Company’s Oak Ridge operations began to enrich palladium-102, which can be activated in a nuclear reactor to produce palladium-103. The enriched palladium-102, along with access to specialized reactor and related capabilities, could potentially supply the palladium-103 radioisotope to support TheraSeed® production, if necessary. The Company completed PSP production of palladium-102 at the Oak Ridge facility during October 2004, and completed chemical recovery and processing in December 2004. The Company sold the excess palladium metal remaining after the production and recovery of palladium-102 for approximately $453,000, which reduced the carrying value of inventory by this amount. As a result of the cessation of production of palladium-102 at the Oak Ridge facility, in 2005 the Company has ceased capitalization of the palladium-102 production costs.

In 2003 the Company commenced a clinical trial using a palladium-103 device, called the TheraSource® Intravascular Brachytherapy System, designed to prevent restenosis or renarrowing of arteries following treatment of peripheral vascular disease by percutaneous transluminal angioplasty. Use of the TheraSource® device was found to be clinically safe and technologically feasible. The Company is currently exploring potential external opportunities for the TheraSource® device and the Company anticipates internal costs and efforts to be minimal going forward.

During the second quarter of 2004, the Company filed an Investigational Device Exemption (“IDE”) with the FDA to begin a human clinical trial for the TheraSight® Ocular Brachytherapy System, a device intended to treat exudative (wet) age-related macular degeneration (“AMD”), a disease that leads to loss of eyesight and in some cases complete blindness. The IDE was approved by the FDA on July 29, 2004, and enrollment commenced in the fourth quarter of 2004 to test the safety and feasibility of the TheraSight® device. The Company has patents pending on the TheraSight® device and plans to run the trial at six separate clinical sites and expects to treat approximately 30 patients. The Company has treated seven patients to date in the TheraSight® trial. The Company continues to be mindful of the potential competition in this market, including but not limited to, existing treatments and other on-going clinical trials in this area. Research and development expenditures are likely to continue as our diversification initiatives are pursued.

The Company has also identified potential opportunities, utilizing its cyclotrons, for production of radiochemical products, which are typically used in medical nuclear imaging procedures. During 2004, the Company began regular shipments to customers of two radiochemicals, produced on the Company’s cyclotrons. The revenue recognized during the three months ended April 3, 2005 and April 4, 2004 was not material. The Company has received a Drug Master File for these products from the FDA, which will potentially allow access to a wider range of customers. The Company also continues to assess the markets for other radiochemicals it is able to produce using the existing cyclotrons. These developments could, if pursued, increase research and development expenses. Radiochemical product sales are not expected to have a material impact on revenue during 2005.

The Company is also searching for, reviewing and evaluating internal and external opportunities for diversification in the form of new products (for example, a device for the treatment of breast cancer), joint ventures, partnerships, and/or acquisitions of technologies, products and companies.

Results of Operations

Revenues for the three months ended April 3, 2005 were $9.5 million, compared to $8.0 million for the three months ended April 4, 2004, an increase of $1.5 million, or 19.9%. The increase in revenue during 2005 was primarily due to a 15.0% increase in unit sales of the TheraSeed® device during the three months ended April 3, 2005 compared to the corresponding period of 2004 and $183,000 of revenue recognized in the three months ended April 3, 2005 for certain ancillary services to one distributor. The average selling price of the TheraSeed® device was consistent during the first three months of 2005 as compared to the first three months of 2004. During the three months ended April 3, 2005, the Company sold approximately 21.5% of total unit sales of the Company’s palladium-103 (TheraSeed®) device and iodine-125 (I-Seed) device directly to customers compared to 15.8% of total unit sales (TheraSeed® and I-Seed) directly to customers during the three months ended April 4, 2004. Total revenue from sales to direct customers (TheraSeed® and I-Seed) was 23.0% of total product revenue during the three months ended April 3, 2005 compared to 18.8% of total product revenue during the three months ended April 4, 2004. Revenue from distributors, including the $183,000 of revenue generated from ancillary services, increased approximately 13.1% during the three months ended April 3, 2005 compared to the three months ended April 4, 2004.

Currently, the Company has non-exclusive distribution agreements in place with two companies for the distribution of the TheraSeed® device, C. R. Bard and Medi-Physics, Inc. (formerly d/b/a Nycomed Amersham and now part of Oncura, a company formed by a merger of the brachytherapy business of Amersham plc and Galil Medical Ltd. and referred to herein as “Oncura”). C.R. Bard has exercised its option to extend its distribution agreement with the Company through December 2006. During December 2004, the Company was notified by Oncura that it would not be renewing its distribution agreements effective December 31, 2005. Sales to Oncura during the three months ended April 3, 2005 declined by 25.4% compared to the corresponding period of 2004.

The Company and Oncura had been arbitrating claims arising in connection with the Company’s non-exclusive distribution agreement with Oncura. As of April 9, 2005, the arbitration was settled by mutual consent of the parties. As part of the settlement, the Company and Oncura have agreed to advance the termination of the distribution agreements with Oncura, and to issue a joint announcement on June 9, 2005 with further information about the termination and when the termination date will be.

In addition to the impact of disappointing performance by one of the two distributors of the TheraSeed® device, Management believes that the brachytherapy industry continues to be affected by competition from alternative therapies, changes in medicare reimbursement, declining prices for iodine-125 and palladium-103 seeds, competitors’ selling tactics and the effects of consolidation in the industry. At any point in time, Theragenics™ and/or its non-exclusive distributors may change their respective pricing policies for the TheraSeed® or I-Seed (in the case of Theragenics™) device in order to take advantage of market opportunities or respond to competitive situations. Responding to market opportunities and competitive situations could have an adverse effect on the prices of the TheraSeed® or I-Seed device and could have a favorable effect or prevent an unfavorable effect on market share and volumes. Conversely, the Company and its non-exclusive distributors could individually and independently decide to maintain per unit pricing under certain competitive situations that could adversely affect current or potential market share and volumes.

Licensing fees revenue represents licensing payments for the Company’s TheraSphere® technology. Such licensing fees are not expected to become material in the foreseeable future.

Cost of sales was $4.8 million during the three months ended April 3, 2005, resulting in a gross profit margin of 49.7%, compared with cost of sales of $3.4 million and a gross profit margin of 57.3% during the three months ended April 4, 2004. The decreased gross margin during 2005 was due primarily to a decrease in the amount of material produced and used to support research and development efforts during the three months ended April 3, 2005 compared to the corresponding period of 2004 as well as $513,000 of production costs capitalized during the three months ended April 4, 2004 associated with the first production of palladium-102 material using the PSP technology at the Company’s Oak Ridge, Tennessee facility. As a result of the cessation of production of palladium-102 during the fourth quarter of 2004, no production costs were capitalized during the first quarter of 2005 and none are expected to be capitalized during 2005. The gross margin in 2005 was favorably impacted by $183,000 of revenue from ancillary services to a certain distributor during the three months ended April 3, 2005 and by the considerable fixed cost component of Theragenics’™ operations in combination with increased revenue during the three months ended April 3, 2005 compared to the corresponding period of 2004.

Selling, general and administrative (“SG&A”) expense was $4.5 million during the three months ended April 3, 2005, compared to $4.1 million during the three months ended April 4, 2004, an increase of $429,000, or 10.5%. The increase in 2005 was primarily due to an increase in marketing and advertising costs of $453,000. Other increases in the areas of executive compensation and legal fees were offset by decreases in employee recruitment costs and other professional fees. SG&A expenses for the second quarter of 2005 will reflect severance costs associated with the departure of two executive officers.

Research and development (“R&D”) expense decreased to $1.4 million, or approximately 14.7% of revenue, during the three months ended April 3, 2005, from $2.3 million, or approximately 28.6% of revenue, during the three months ended April 4, 2004. The decrease in R&D expense during 2005 was primarily attributable to a decrease in the amount of palladium-103 material produced and used in research and development efforts during the three months ended April 3, 2005 compared to the corresponding period of 2004 as well as a reduction of other R&D costs due to the completion of the TheraP trial during 2004 and delays in enrolling patients in the TheraSight trial (see “Overview” above).

Management plans to continue efforts in R&D as its initiatives to diversify move forward, and expects R&D expenditures to be significant. Such expenditures in R&D may negatively affect results of operations. However, R&D spending is dependent on the scheduling of R&D activities in progress as well as the pursuit of other appropriate opportunities as they arise. Accordingly, R&D expenses may fluctuate significantly from period to period.

Other income, comprising interest income and non-operating expenses, was $330,000 during the three months ended April 3, 2005 compared to $173,000 during the three months ended April 4, 2004. The increase during 2005 is primarily the result of better returns on the Company’s investments as a result of higher interest rates in the first three months of 2005 compared to the first three months of 2004. The Company’s investments consist primarily of short-term cash investments and high-credit quality corporate and municipal obligations, in accordance with the Company’s investment policies. Funds available for investment have and will continue to be utilized for the Company’s current and future expansion programs, R&D activities, and strategic opportunities for growth and diversification. As funds continue to be used for these programs and activities, and as interest rates continue to change, management expects other income to fluctuate accordingly.

The Company’s effective income tax rate was a benefit of 40.5% during the three months ended April 3, 2005 compared to a benefit of 40.4% during the three months ended April 4, 2004. The Company’s income tax rate in each period differed from statutory rates primarily due to the recognition of tax credits generated by the Company’s investments in its expansion projects, research activities and tax-exempt interest income.

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

A significant portion of the Company’s depreciable assets is utilized in the production of its product. Management assesses the impairment of its depreciable assets whenever events or circumstances indicate that such assets might be impaired. In the event the expected undiscounted future cash flow attributable to the asset is less than the carrying value of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Management believes that no impairment of depreciable assets exists as of April 3, 2005. It is possible, however, that Management’s estimates concerning the realizability of the Company’s depreciable assets could change in the future.

Goodwill. Early in 2003 the Company entered into an agreement to purchase the brachytherapy business of BEBIG Isotopen-und Medizintechnik GmbH, a subsidiary company of Eckert & Ziegler AG. A total of approximately $6.3 million was paid in connection with the acquisition and the payments were allocated between the fair value of the assets in the amount of $3.7 million and $2.6 million to goodwill. The equipment became operational during the first quarter of 2004. The Company has determined that the production line will be amortized over a fifteen-year life.

The Company accounts for goodwill and other intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized to expense and must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that such assets might be impaired. The first step of the impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill and intangible assets with indefinite lives. The Company operates as one reporting unit and therefore compares its book value to market value (market capitalization plus a control premium). If fair value exceeds book value, goodwill is considered not impaired, and the second step of the impairment test is unnecessary. If book value exceeds market value, the second step of the impairment test is preformed to measure the amount of impairment loss, if any. For this step the implied fair value of the goodwill is compared with the book value of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to that excess. Any loss recognized cannot exceed the carrying amount of goodwill. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited once the measurement of that loss is completed. The Company completed its annual goodwill impairment assessment as of November 28, 2004 and determined that goodwill was not impaired and no impairment charge was recorded.

Intangible assets with definite lives are being amortized and this amortization is included in the accompanying statements of operations.

Allowance for doubtful accounts. Management judgments and estimates are made and used in connection with establishing an allowance for the possibility that portions of our accounts receivable balances may become uncollectable. Accounts receivable are reduced by this allowance. Specifically, Management analyzes accounts receivable in relation to current economic trends and changes in our customer payment history in establishing this allowance. The accounts receivable balance, net of the provision for trade accounts receivables allowance of $184,000, was approximately $6.0 million as of April 3, 2005.

Stock-based compensation. The Company has granted performance restricted stock rights. The number of shares issuable upon vesting of the performance restricted stock rights will vary based on total shareholder return or TSR over the vesting period as compared to an industry peer group, as further described in Note E of the Notes to Financial Statements. Each quarter the Company estimates TSR and records compensation expense based on TSR experienced to date. To the extent that TSR varies significantly from period to period, the Company may record additional compensation expense or adjust previously recorded compensation expense to reflect the current estimate of TSR over the vesting period.

Liquidity and Capital Resources

The Company had cash, short-term investments and marketable securities of $62.0 million at April 3, 2005, compared to $62.3 million at December 31, 2004. Cash and short-term investments were $29.1 million at April 3, 2005 compared to $26.2 million at December 31, 2004. Marketable securities were $32.9 million at April 3, 2005 compared to $36.1 million at December 31, 2004. Marketable securities consist primarily of short-term cash investments and high-credit quality corporate and municipal obligations, in accordance with the Company’s investment policies. The aggregate decrease in cash, short-term investments and marketable securities was a result of capital expenditures and costs associated with the acquisition of CP Medical. Working capital was $73.3 million at April 3, 2005, compared to $72.6 million at December 31, 2004. The Company also has a Credit Agreement with a financial institution that provides for revolving borrowings of up to $40.0 million, including a $5.0 million sub-limit for letters of credit, through a credit facility which expires on October 29, 2006. No borrowings were outstanding under the Credit Agreement as of April 3, 2005. Letters of credit totaling $933,000 were outstanding under the Credit Agreement as of April 3, 2005. These letters of credit represent decommission funding required by the Georgia Department of Natural Resources and a utility deposit to the City of Oak Ridge, Tennessee in connection with the PSP facility. Pursuant to the terms and conditions specified in the Stock Purchase Agreement between the Company and CP Medical, a letter of credit in the amount of $250,000 was issued on April 26, 2005 representing liquidated damages payable to CP Medical in the event the Stock Purchase Agreement is terminated by the Company. The letter of credit was terminated following the closing of the acquisition on May 6, 2005.

Cash provided by operations was $165,000 during the three months ended April 3, 2005 compared to cash used by operations of $1.6 million during the three months ended April 4, 2004. Cash used by or generated from operations consists of net earnings/(loss) plus non-cash expenses such as depreciation, amortization, and changes in balance sheet items such as accounts receivable, inventories, prepaid expenses and payables. Accounts receivable increased approximately $241,000 during the first three months of 2005 as a result of increased revenue during the first quarter of 2005 compared to the fourth quarter of 2004 and the timing of payments received from the Company’s distributors. Prepaid expenses and other current assets increased $219,000 during the first three months of 2005 primarily as a result of the timing of prepayments under the Company’s advertising and group health insurance programs in the first quarter of 2005 compared to the fourth quarter of 2004. Trade accounts payable decreased $252,000 during the first three months of 2005 due primarily to the final payment made under a $570,000 purchase agreement of the Company with a contractor for the design and manufacture of certain equipment.

Capital expenditures totaled $130,000 and $482,000 during the first three months of 2005 and 2004, respectively. In addition, the Company made payments for acquisition costs of $348,000 during the first quarter of 2005 as part of the acquisition of CP Medical and made the final payment of $1.0 million during the first three months of 2004 as part of the Company’s purchase of the U.S. iodine-125 prostate brachytherapy business of BEBIG (see “Overview” above). The Company procured an automated production line as part of the agreement that became operational during the first quarter of 2004.

On May 6, 2005, the Company completed the purchase of CP Medical (see “Overview” above) by paying $19,032,353 in cash and issuing 1,885,370 shares of common stock valued at approximately $6,250,000 as calculated over a 20-day period from March 28, 2005 through April 22, 2005. The Company funded the cash portion of the purchase price from cash on hand. At the closing, 904,977 shares of the Company’s common stock issued to the sellers were placed in escrow for the purpose of compensating the Company in the event the sellers must indemnify the Company pursuant to the terms of the Stock Purchase Agreement. The Company has agreed to make additional payments to the sellers in the event that some portion of the gain from the sale is taxable at ordinary income (instead of capital gain) tax rates. The stock portion of the purchase price is subject to adjustment based on the difference between the working capital of CP Medical on the closing and CP Medical’s working capital as of December 31, 2004. The Company estimates the final purchase price to be approximately $25,400,000.

In addition, the Company expects that R&D spending will continue at the current level during the remainder of 2005 (see “Results of Operations” above). Cash could also be used in 2005 for increased marketing and TheraSeed® support activities and in the pursuit of additional diversification efforts such as the purchase of technologies, products or companies.

In addition to capital expenditures, cash used for investing activities during the three months ended April 3, 2005 included $4.3 million used to purchase marketable securities, offset by maturities of other investments amounting to $7.4 million. Marketable securities, consisting primarily of short-term cash investments and high-credit quality corporate and municipal obligations, are purchased in accordance with the Company’s investment policies. The Company expects to continue to invest cash as available.

Cash provided by financing activities was $67,000 and $51,000 in the first three months of 2005 and 2004, respectively, consisting of cash proceeds from the exercise of stock options and the Company’s Employee Stock Purchase Plan.

The Company believes that current cash and investment balances and cash from future operations and credit facilities will be sufficient to meet its current anticipated working capital and capital expenditure requirements. In the event additional financing becomes necessary, management may choose to raise those funds through other means of financing as appropriate.

Government Regulation

The Company is required under its radioactive materials license to maintain radiation control and radiation safety personnel, procedures, equipment and processes, and to monitor its facilities and its employees and contractors. The Company is also required to provide financial assurance that adequate funding will exist for end-of-life radiological decommissioning of its cyclotrons and other radioactive areas of its property that contain radioactive materials. The Company has provided this financial assurance through the issuance of letters of credit. The Company is also subject to federal, state and local regulations relating to the discharge of materials into the environment generally. During 2003, the Company became aware of the need for an Industrial Process Water Permit from the city of Buford, Georgia. The Company has taken all the required steps to obtain this permit and expects to obtain this permit, but has also requested a determination of non-applicability. The Company has been authorized by the City to discharge industrial process water to the municipal sewage system while the City considers its final decision.

Medicare Developments

On December 8, 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) into law that provides for improved reimbursement and coding policies in 2004 and beyond for brachytherapy seeds/sources under Medicare’s hospital outpatient prospective payment system (“OPPS”).

The brachytherapy provisions in the MMA, which went into effect on January 1, 2004, require Medicare to unbundle the cost of the brachytherapy seeds/sources from the costs of the brachytherapy procedure, catheters and needles under the OPPS. More specifically, the MMA requires Medicare to reimburse hospitals for each brachytherapy seed/source furnished between January 1, 2004 to December 31, 2006 based on the hospital’s costs for each patient (calculated from the hospital’s charges adjusted by the hospital’s specific cost-to-charge ratio). This means that hospital reimbursement is no longer limited to or dictated by the bundled reimbursement amounts assigned to the brachytherapy codes that the Centers for Medicare and Medicaid Services (“CMS”) used in 2003.

With respect to coding, the MMA requires the Medicare program to create and use coding that classifies brachytherapy seeds/sources separately from all the other services and items reimbursed under the OPPS. These separate codes for brachytherapy seeds/sources must be used in a manner that reflects the type of radioactive isotope (for example, palladium-103), the radioactive intensity and the number of brachytherapy seeds/sources used to treat each patient.

Depending on the number of seeds needed to treat each prostate cancer patient, the total reimbursement (for the combination of the unbundled procedure codes and seeds) for the payment methodology in place until at least December 31, 2006 may be higher than the 2003 bundled payment amounts. The MMA also directs the U.S. Government Accountability Office (“GAO”, formerly the General Accounting Office) to conduct a study examining future payment policies for brachytherapy seeds. The GAO study is still pending.

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

An important element of our strategy is to seek acquisition prospects and diversification opportunities that we believe will complement or diversify our existing product offerings, augment our market coverage and customer base, enhance our technological capabilities or offer revenue and profit growth opportunities. We acquired CP Medical in May 2005. Further transactions of this nature could result in potentially dilutive issuance of equity securities, use of cash and/or the incurring of debt and the assumption of contingent liabilities.

Acquisitions entail numerous costs, challenges and risks, including difficulties in the assimilation of acquired operations, technologies, personnel and products and the retention of existing customers and strategic partners, diversion of management’s attention from other business concerns, risks of entering markets in which we have limited or no prior experience and potential loss of key employees of acquired organizations. Other risks include the potential strain on the combined companies’ financial and managerial controls and reporting systems and procedures, greater than anticipated costs and expenses related to integration, and potential unknown liabilities associated with the acquired entities. No assurance can be given as to our ability to successfully integrate the businesses, products, technologies or personnel acquired in past acquisitions or those of other entities that may be acquired in the future or to successfully develop any products or technologies that might be contemplated by any future joint venture or similar arrangement. A failure to integrate CP Medical or to integrate future potential acquisitions could result in our failure to achieve our revenue growth or other objectives associated with acquisitions, or recover costs associated with these acquisitions, which could affect our profitability or cause the market price of our common stock to fall.

The integration of CP Medical may be complex, time consuming and expensive and may disrupt our businesses. The combined company will need to overcome significant challenges in order to realize benefits or synergies from the acquisition. These challenges include the timely, efficient and successful execution of a number of post-acquisition events, including:
•	integrating the operations and technologies of the two companies;
•	retaining and assimilating the key personnel of each company;
•	retaining existing customers of both companies and attracting additional customers;
•	retaining strategic partners of each company and attracting new strategic partners; and
•	creating uniform standards, controls, procedures, policies and information systems.

The execution of these post-acquisition events will involve considerable risks and may not be successful. These risks include:
•	the potential disruption of the combined companies ongoing businesses and distraction of management;
•	the potential strain on the combined companies financial and managerial controls and reporting systems and procedures;
•	potential unknown liabilities associated with the acquisition and the combined operations.

The Company may not succeed in addressing these risks or any other problems encountered in connection with the acquisition. The inability to successfully integrate the operations, technology and personnel of the two companies, or any significant delay in achieving integration, could have a material adverse effect on the Company.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk exposure related to market risk sensitive financial instruments is not material. Letters of credit totaling approximately $933,000 were outstanding under the terms of the Credit Agreement as of April 3, 2005. No borrowings were outstanding under the Credit Agreement as of April 3, 2005. Pursuant to the terms and conditions specified in the Stock Purchase Agreement between the Company and CP Medical, a letter of credit in the amount of $250,000 was issued on April 26, 2005 representing liquidated damages payable to CP Medical in the event the Stock Purchase Agreement is terminated by the Company. The letter of credit was terminated following the closing of the acquisition on May 6, 2005.

Item 4.    Controls and Procedures

The Company’s President and Chief Executive Officer and its Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended. Based upon the evaluation of the Company’s disclosure controls and procedures as of April 3, 2005, the Company’s Chief Executive Officer and President and its Acting Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of April 3, 2005. No changes in the Company’s internal controls over financial reporting were identified as having occurred in the fiscal quarter ending April 3, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

See Note D to the Company’s financial statements included in Part I, Item 1 of this report, which is hereby incorporated by reference.

Item 5.   Other Information

On May 8, 2005, the Company announced the resignation of James MacLennan as the Company’s Chief Financial Officer and Tracy Caswell as the Company’s General Counsel and Secretary. The Company has agreed to provide Mr. MacLennan and Ms. Caswell severance payments and benefits substantially similar to amounts payable under their respective employment agreements in connection with a termination without cause. The documentation for these arrangements is in the process of completion, and will be reported under Item 1.01 of Form 8-K within the prescribed period upon entering into definitive documentation.

Item 6.   Exhibits

Exhibit No.	Title

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT: THERAGENICS CORPORATION®

/s/ M. Christine Jacobs
M. Christine Jacobs Chief Executive Officer
/s/ Bruce W. Smith
Bruce W. Smith Acting Chief Financial Officer
Dated: May 13, 2005