Form 10-Q
period 2005-07-03
THERAGENICS CORP
filed 2005-08-12
CIK 795551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2005

or

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

As of July 31, 2005 the number of shares of $0.01 par value common stock outstanding was 31,958,917.

THERAGENICS CORPORATION®

PART I. FINANCIAL INFORMATION Item 1. Financial Statements (Unaudited) THERAGENICS CORPORATION® AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

ASSETS
	July 3,	December 31,
	2005 (unaudited)	2004

CURRENT ASSETS
Cash and short-term investments	$9,682	$26,150
Marketable securities	32,803	36,111
Trade accounts receivable, less allowance of $250 in 2005 and $177 in 2004	8,186	5,787
Inventories	6,595	2,996
Deferred income tax asset	675	410
Prepaid expenses and other current assets	4,088	4,221

TOTAL CURRENT ASSETS	62,029	75,675

PROPERTY AND EQUIPMENT
Buildings and improvements	44,133	43,618
Machinery and equipment	64,310	61,560
Office furniture and equipment	818	810
	109,261	105,988
Less accumulated depreciation and amortization	(44,699)	(41,226)

	64,562	64,762

Land	822	822
Construction in progress	1,883	4,631

TOTAL PROPERTY AND EQUIPMENT	67,267	70,215

Goodwill	17,728	2,578
Other intangible assets, net	6,847	124
Other assets	72	86

TOTAL ASSETS	$153,943	$148,678

THERAGENICS CORPORATION® AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS - Continued
(Amounts in thousands, except per share data)

LIABILITIES & SHAREHOLDERS’ EQUITY

	July 3, 2005 (unaudited)	December 31, 2004

CURRENT LIABILITIES
Trade accounts payable	$2,072	$1,871
Accrued salaries, wages and payroll taxes	931	608
Other current liabilities	1,083	607

TOTAL CURRENT LIABILITIES	4,086	3,086

LONG-TERM LIABILITIES
Deferred income taxes	6,187	6,920
Asset retirement obligation	611	549
Other liabilities	72	63

TOTAL LONG-TERM LIABILITIES	6,870	7,532

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000 shares authorized; issued and outstanding, 31,951 in 2005 and 29,989 in 2004	320	300
Additional paid-in capital	68,505	61,987
Deferred compensation	(123)	(23)
Retained earnings	74,397	75,930
Accumulated other comprehensive loss	(112)	(134)

TOTAL SHAREHOLDERS' EQUITY	142,987	138,060

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$153,943	$148,678

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION® AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED) (Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2005	2004	2005	2004
REVENUE
Product sales	$11,182	$8,576	$20,644	$16,458
Licensing fees	190	70	267	140

	11,372	8,646	20,911	16,598

COST OF SALES	6,244	3,467	11,038	6,864

GROSS PROFIT	5,128	5,179	9,873	9,734

OPERATING EXPENSES
Selling, general & administrative	5,913	4,470	10,414	8,541
Research & development	1,143	2,308	2,550	4,587
	7,056	6,778	12,964	13,128

LOSS FROM OPERATIONS	(1,928)	(1,599)	(3,091)	(3,394)

OTHER INCOME/(EXPENSE)
Interest income	339	273	722	525
Interest and financing costs	(45)	(45)	(100)	(90)
Other	(2)	29	0	(4)
	292	257	622	431

Loss before income tax	(1,636)	(1,342)	(2,469)	(2,963)

Income tax benefit	(600)	(408)	(936)	(1,063)

NET LOSS	$(1,036)	$(934)	$(1,533)	$(1,900)

NET LOSS PER COMMON SHARE:

Basic	$(0.03)	$(0.03)	$(0.05)	$(0.06)
Diluted	$(0.03)	$(0.03)	$(0.05)	$(0.06)

WEIGHTED AVERAGE SHARES
Basic	31,213	29,969	30,589	29,963
Diluted	31,213	29,969	30,589	29,963

Comprehensive loss:
Net loss	$(1,036)	$(934)	$(1,533)	$(1,900)
Other comprehensive income/(loss): Unrealized gain/(loss) on securities available for sale, net of taxes	85	(158)	22	(155)
Total comprehensive loss	$(951)	$(1,092)	$(1,511)	$(2,055)

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION® AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Six Months Ended
	July 3, 2005	July 4, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,533)	$(1,900)
Adjustments to reconcile net loss to net cash provided by/(used by) operating activities:
Deferred income taxes	(998)	52
Depreciation & amortization	3,652	3,460
Provision for allowances	49	30
Stock based compensation	99	-
Deferred rent	9	(1)
Loss on disposal of equipment	-	4
Changes in assets and liabilities:
Accounts receivable	(940)	(1,200)
Inventories	73	(1,023)
Prepaid expenses and other current assets	159	365
Other assets	-	58
Trade accounts payable	(417)	(989)
Accrued salaries, wages and payroll taxes	251	120
Other current liabilities	354	333
Net cash provided by/(used by) operating activities	758	(691)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of property and equipment	(177)	(1,551)
Acquisition of CP Medical Corporation, net of cash acquired	(20,468)	-
Acquisition of I-Seed product line	-	(1,000)
Purchases of marketable securities	(7,530)	(27,146)
Maturities of marketable securities	10,860	5,991
Net cash used by investing activities	(17,315)	(23,706)
CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of stock options and stock purchase plan	89	68
Net cash provided by financing activities	89	68
NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS	(16,468)	(24,329)
CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD	26,150	45,104
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD	$9,682	$20,775
Supplemental disclosures:
Non-cash investing activities:
Common stock issued in acquisition of CP Medical Corporation	$6,250	$-

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION® AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JULY 3, 2005
(UNAUDITED) (Amounts in thousands, except per share data)

	Common Stock					Accumulated
	Number of	Par value	Additional Paid-in	Deferred	Retained	Other Comprehensive
	Shares	$0.01	Capital	Compensation	Earnings	Loss	Total

BALANCE, December 31, 2004	29,989	$300	$61,987	$(23)	$75,930	$(134)	$138,060

Exercise of stock options	26		42				42

Employee stock purchase plan	16	1	46				47

Issuance of common stock for acquisition of CP Medical	1,885	19	6,231				6,250

Stock based compensation shares issued (See Note F)	35		120	(120)			-
Amortization of stock based compensation (See Note F)			79	20			99
Unrealized gain on securities available for sale, net of taxes						22	22

Net loss for the period					(1,533)		(1,533)

BALANCE, July 3, 2005	31,951	$320	$68,505	$(123)	$74,397	$(112)	$142,987

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION® AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 3, 2005
(Unaudited)

NOTE A - BASIS OF PRESENTATION

The unaudited interim financial statements included herein reflect the operations of the Company and all of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the consolidated financial position, consolidated results of operations, cash flows and changes in shareholders’ equity for the periods presented. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the financial statements and disclosures are adequate to make the information not misleading. It is suggested that these financial statements and notes be read in conjunction with the audited financial statements and notes for the year ended December 31, 2004, included in the Form 10-K filed by the Company. The consolidated results of operations for the six months ended July 3, 2005 are not necessarily indicative of the results to be expected for a full year.

NOTE B - DISTRIBUTION AGREEMENTS AND MAJOR CUSTOMERS

The Company sells its TheraSeed® device directly to health care providers and to third party distributors. Theragenics® also manufactures and distributes I-Seed, an iodine-125 based medical device, directly to health care providers. Currently, the Company has non-exclusive distribution agreements in place with two companies for the distribution of the TheraSeed® device, C. R. Bard and Medi-Physics, Inc. (formerly d/b/a Nycomed Amersham and now part of Oncura, a company formed by a merger of the brachytherapy business of Amersham plc and Galil Medical Ltd., and referred to herein as “Oncura”). The non-exclusive distribution agreements for the distribution of the TheraSeed® device give each distributor the right to distribute the TheraSeed® device in the U.S., Canada and Puerto Rico for the treatment of prostate cancer and other solid localized cancerous tumors. These non-exclusive agreements give the distributors the option to distribute the TheraSeed®device internationally. The distribution agreements with Oncura will terminate September 8, 2005 (See Note E). C. R. Bard has exercised its option to extend its distribution agreement with the Company through December 2006.

Sales to the two non-exclusive distributors represented 60.1% and 82.5% of total product revenue for the three months ended July 3, 2005 and July 4, 2004, respectively, with each of the two non-exclusive distributors each exceeding 10% of total revenues during those periods. Sales to the two non-exclusive distributors represented 67.6% and 81.9% of total product revenue for the six months ended July 3, 2005 and July 4, 2004, respectively, with each of the two non-exclusive distributors each exceeding 10% of total revenues during those periods.

Accounts receivable from the two non-exclusive distributors represented approximately 50.4% and 73.5% of gross accounts receivable at July 3, 2005 and December 31, 2004, respectively. Accounts receivable from C. R. Bard exceeded 10% of total gross receivables at July 3, 2005 and December 31, 2004 while accounts receivable from Oncura exceeded 10% of total gross receivables at December 31, 2004.

THERAGENICS CORPORATION® AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 3, 2005
(Unaudited)

NOTE C - ACQUISITION OF CP MEDICAL

On May 6, 2005, the Company completed the acquisition of CP Medical Corporation (“CP Medical”) by paying sellers $19,032,353 in cash and issuing 1,885,370 shares of common stock valued at approximately $6,250,000 as calculated over a 20-day period from March 28, 2005 through April 22, 2005. The Company also incurred $1,541,112 of direct transaction costs. The Company funded the cash portion of the purchase price and the direct transaction costs from cash on hand. At the closing, 904,977 shares of the Company’s common stock issued to the sellers were placed in escrow for the purpose of compensating the Company in the event the sellers must indemnify the Company pursuant to the terms of the Stock Purchase Agreement. The Company has agreed to make additional payments to the sellers in the event that some portion of the gain from the sale is taxable at ordinary federal income (instead of capital gain) tax rates. The stock portion of the purchase price is subject to adjustment based on the difference between the working capital of CP Medical on the closing and CP Medical’s working capital as of December 31, 2004. CP Medical is a manufacturer and supplier of innovative wound closures and other medical products such as sutures, cardiac pacing cables, and brachytherapy needles/spacers/sleeves sold in the professional surgical and veterinary fields. The transaction establishes a new growth platform for the Company within the field of medical devices and also serves to diversify the Company’s product offerings within its core brachytherapy business. As a result of this acquisition, the former owners of CP Medical hold approximately 6% of the outstanding common stock of the Company.

The acquisition was recorded under the purchase method of accounting and, accordingly, the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. The accompanying consolidated statements of operations include the results of operations of CP Medical subsequent to the date of acquisition. The goodwill recorded as a result of the acquisition will not be amortized but will be included in the review of goodwill for impairment. The total purchase price of $26,823,000 consisted of the following (in thousands):

Purchase price in cash	$19,032
Value of common stock issued	6,250
Direct transaction costs	1,541
Total purchase consideration	$26,823

The purchase consideration was allocated to the estimated fair values of the assets acquired and the liabilities assumed. Based upon management’s estimate of fair value, which was based upon an independent valuation, the purchase price allocation is as follows (in thousands, except years):

	Purchase Price	Amortization
	Allocation	Life
Tangible assets	$5,656	Various
Goodwill	15,150	Indefinite
Customer relationships	3,500	9 years
Trade names	1,700	Indefinite
Non-compete agreements	1,269	1- 5 years
Developed technology	360	7 years
Liabilities assumed	(812)	-
Total purchase price allocation	$26,823

THERAGENICS CORPORATION® AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 3, 2005
(Unaudited)

Pro Forma Financial Information

The following unaudited pro forma summary combines the results of the Company with CP Medical as if the acquisition of CP Medical had occurred on January 1, 2004. Certain adjustments have been made to reflect the impact of the purchase transaction. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the acquisition been made at the beginning of the respective periods, or the results which may occur in the future (in thousands, except per share amounts):

	Pro Forma
	Three Months Ended		Six Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004

Total revenue	$12,374	$11,104	$24,524	$20,949
Net loss	$(1,030)	$(793)	$(1,611)	$(1,706)
Net loss per share, basic	$(0.03)	$(0.02)	$(0.05)	$(0.05)
Net loss per share, diluted	$(0.03)	$(0.02)	$(0.05)	$(0.05)

NOTE D - CONSTRUCTION IN PROGRESS AND PURCHASE COMMITMENTS

The U.S. Department of Energy (“DOE”) has granted Theragenics® access to unique DOE technology (plasma separation process or “PSP”) for use in production of isotopes, including palladium-102. The Company has constructed a facility in Oak Ridge, Tennessee to house the equipment, infrastructure and work force necessary to support the production of isotopes, including palladium-102, using this DOE technology. The building and the PSP became operational during the latter half of 2002. Additional equipment in the amount of $1.7 million has not yet been placed in service and is recorded as construction-in-progress on the accompanying balance sheets. Due to delays by the DOE’s primary contractor in Oak Ridge, the Company currently anticipates that this additional equipment will become operational during the second half of 2005.

In June 2004 the Company entered into an asset purchase agreement with a contractor for the design and manufacture of certain equipment. The capital asset purchase agreement in the amount of $570,000 was completed during the first quarter of 2005.

NOTE E - CONTINGENCIES

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

THERAGENICS CORPORATION® AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 3, 2005
(Unaudited)

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

The Company and one of its distributors, Oncura, had been arbitrating claims arising in connection with the Company’s non-exclusive distribution agreement with Oncura. As of April 9, 2005, the arbitration was settled by mutual consent of the parties. As part of the settlement, each party has dropped the claims it had been arbitrating against the other and the parties agreed to advance the termination of their distribution agreements for TheraSeed®. The distribution agreements with Oncura will now terminate effective September 8, 2005. In July 2005, the Company filed an arbitration claim against Oncura concerning compliance with the terms of the agreement settling that arbitration.

From time to time the Company may be a party to claims that arise in the ordinary course of business, none of which, in the view of Management, is expected to have a material adverse effect on the consolidated financial position or results of operations of the Company.

NOTE F - ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company provides stock-based compensation under equity incentive plans approved by stockholders. The plans collectively provide for the granting of stock options, restricted stock and other equity incentives. As of July 3, 2005 there were 2,540,133 options and 118,177 restricted stock rights (representing from 64,152 to 195,355 shares depending on performance as described below) outstanding and 144,750 shares of Common Stock remaining available for issuance under the Company’s equity incentive plans (based on assumed vesting of outstanding rights at target performance level).

Stock option grants to date have been granted with an exercise price at least equal to 100% of market value on the date granted. Stock options granted to date provide for the expiration of options ten years from the date of grant and become exercisable over a three to five-year vesting period.

Restricted Stock Issued to Non-Officer Directors

In 2003 and 2004, the Company issued an aggregate of 14,000 shares of restricted stock to non-officer directors which vest one year after issuance as a portion of director compensation. In 2005, the Board of Directors approved a change in director compensation effective January 1, 2005 that eliminated the granting of stock options and increased the number of restricted shares granted annually to each non-officer director to the lesser of 5,000 shares of common stock or a number of shares calculated by dividing $50,000 by the closing trading price of one share of common stock on the last business day preceding the date of the annual meeting. On May 10, 2005, the Company issued an aggregate of 35,000 restricted shares to non-officer directors under this new director compensation program, with accelerated vesting upon death, disability, change of control, or subject to the discretion of the Board of Directors, or resignation with the consent of the Board of Directors. These restricted shares vest ratably over a three year period. Amortization of share-based compensation related to restricted shares issued to non-officer

THERAGENICS CORPORATION® AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 3, 2005
(Unaudited)

directors is included as selling, general and administrative expense in the accompanying consolidated statements of operations and totaled $13,532 and $20,374 for the three and six months ended July 3, 2005, respectively, and $7,685 and $15,370 for the three and six months ended July 4, 2004, respectively.

Restricted Stock Rights Issued to Employees

On August 10, 2004, the Board of Directors granted an aggregate of 48,000 restricted stock rights to the Company’s executive management. Each right represents one share of common stock to be issued upon vesting, provided that the executive remains in the Company’s employ until the vesting date of December 31, 2005.

The Company has also issued performance restricted stock rights to executive management as long-term incentives (the “Performance Stock Rights”). Under these long-term incentives, the number of shares issuable upon vesting of each Performance Stock Right will depend on the Company’s stock price appreciation plus dividends paid (total shareholder return, or “TSR”) relative to the total shareholder return of an industry peer group based on a fixed schedule. TSR is measured over a three year period. Each Performance Stock Right represents the right to a minimum of 0.30 of a share of common stock provided that the executive remains in the Company’s employ as of the vesting date, and a maximum of two shares of common stock, depending on the Company’s TSR relative to the TSR of the industry peer group. Performance Stock Rights may, but will not necessarily, be prorated for executive managers who commence participation in this long-term incentive subsequent to the grant date. The Performance Stock Rights become fully vested at the target achievement level upon a change of control. If an employee terminates employment under certain circumstances or dies or becomes disabled, the employee will be entitled to a pro rata number of shares measured at the end of the performance period. A summary of Performance Stock Rights granted as long-term incentives follows:

3 Year	Vesting	Common Shares issuable
TSR period	date	Minimum	Maximum

2004-2006	12/31/06	13,052	87,018
2005-2007	12/31/07	10,099	67,336

Amortization of share-based compensation related to restricted stock rights issued to employees is included as selling, general and administrative expense in the accompanying consolidated statements of operations and totaled $36,000 and $79,000 for the three and six months ended July 3, 2005, respectively. No share-based compensation expense was recognized for the three and six months ended July 4, 2004.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS 148”). SFAS 148 amends Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirement of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock-based compensation for employees under Accounting Principles

THERAGENICS CORPORATION® AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 3, 2005
(Unaudited)

Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and elected the disclosure-only alternative under SFAS 123. No stock-based compensation cost related to options issued to employees is included in net earnings, as all such options granted have an exercise price equal to the market value of the stock on the date of grant. Stock-based compensation costs of approximately $8,000 and $15,000 are included in the results of operations for the three and six months ended July 4, 2004, respectively, related to the restricted stock issued to directors. Stock-based compensation costs of approximately $14,000 and $20,000 are included in the results of operations for the three and six months ended July 3, 2005, respectively, related to the restricted stock issued to directors. Stock-based compensation costs of $36,000 and $79,000 are included in the results for the three and six months ended July 3, 2005, respectively, related to the restricted stock rights granted to executive management. In accordance with SFAS 148, the following table presents the effect on net earnings and net earnings per share had compensation cost for the Company's stock plans been determined consistent with SFAS 123 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Net loss, as reported	$(1,036)	$(934)	$(1,533)	$(1,900)
Less: total stock-based compensation expense determined under fair value method for all stock options, net of related income tax benefit	(26)	(148)	(53)	(244)
Pro forma net loss	$(1,062)	$(1,082)	$(1,586)	$(2,144)

Basic net loss per common share:
As reported	$(0.03)	$(0.03)	$(0.05)	$(0.06)
Pro forma	$(0.03)	$(0.04)	$(0.05)	$(0.07)
Diluted net loss per common share:
As reported	$(0.03)	$(0.03)	$(0.05)	$(0.06)
Pro forma	$(0.03)	$(0.04)	$(0.05)	$(0.07)

Fair value was calculated on the grant dates using the Black-Scholes options-pricing model with the following assumptions for options issued during the six months ended July 3, 2005 and the three and six months ended July 4, 2004. The Company did not grant any options during the three months ended July 3, 2005.

	Three Months Ended	Six Months Ended
	July 4, 2004	July 3, 2005	July 4, 2004
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	64.5%	45.8%	64.1%
Risk-free interest rate	3.2%	3.0%	3.2%
Expected life of option (years)	5.5	3.1	5.4

THERAGENICS CORPORATION® AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 3, 2005
(Unaudited)

NOTE G - SEGMENT REPORTING

As a result of the acquisition of CP Medical, the Company has adopted SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company operates in two segments, the brachytherapy seed segment and the CP Medical wound closure and medical products segment. The brachytherapy seed segment is comprised of our TheraSeed® and I-Seed products as well as related products and services. CP Medical is the manufacturer and supplier of innovative sutures, cardiac pacing cables, brachytherapy needles/spacers/sleeves, and other related medical products sold in the professional surgical and veterinary fields. The following tables provide information concerning these two segments for the three and six months ended July 3, 2005 and July 4, 2004 and as of July 3, 2005 and December 31, 2004 (amounts in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Revenues
Brachytherapy seed	$9,274	$8,646	$18,813	$16,598
CP Medical	2,098	-	2,098	-
	$11,372	$8,646	$20,911	$16,598

Operating income/(loss)
Brachytherapy seed	$(2,434)	$(1,599)	$(3,597)	$(3,394)
CP Medical	506	-	506	-
	$(1,928)	$(1,599)	$(3,091)	$(3,394)

Capital expenditures
Brachytherapy seed	$27	$1,069	$157	$1,551
CP Medical	20	-	20	-
	$47	$1,069	$177	$1,551

Depreciation and amortization
Brachytherapy seed	$1,722	$1,750	$3,511	$3,460
CP Medical	141	-	141	-
	$1,863	$1,750	$3,652	$3,460

THERAGENICS CORPORATION® AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 3, 2005
(Unaudited)

	July 3,	December 31,
	2005	2004

Identifiable assets
Brachytherapy seed	$152,701	$148,678
CP Medical	28,107	-
Intersegment eliminations	(26,865)	-
	$153,943	$148,678
Goodwill
Brachytherapy seed	$2,578	$2,578
CP Medical	15,150	-
	$17,728	$2,578
Other intangible assets
Brachytherapy seed	$112	$124
CP Medical	6,735	-
	$6,847	$124

All of the Company’s assets are located within the United States. Revenue outside the United States was not material for the three and six months ended July 3, 2005 and July 4, 2004. Information related to major customers is discussed in Note B, Distribution Agreements and Major Customers.

NOTE H - NEW ACCOUNTING PRONOUNCEMENTS

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

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”). FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term Conditional Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating FIN 47, but does not believe it will have a material impact on its financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 replaces APB Opinion 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on its financial statements.

THERAGENICS CORPORATION® AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 3, 2005
(Unaudited)

NOTE I - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes intangible assets of the Company as of July 3, 2005 and December 31, 2004 (in thousands):

	July 3, 2005		December 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Goodwill	$17,728	$-	$2,578	$-
Customer relationships	3,500	65	-	-
Non-compete agreements	1,269	52	-	-
Trade names	1,700	-	-	-
Developed technology	360	9	-	-
Patents	329	185	298	174
	$24,886	$311	$2,876	$174

Amortization expense was $131,000 and $137,000 for the three and six months ended July 3, 2005, respectively. Amortization expense was $6,000 and $12,000 for the three and six months ended July 4, 2004, respectively.

NOTE J - SEVERANCE

On May 26, 2005, the Company entered into severance agreements (collectively, the “Severance Agreements”) with two former executive officers. The Severance Agreements provide for severance benefits in the same amount that would have been payable to the former executive officers upon termination without cause under their respective employment agreements, under previously granted equity incentive awards, and pursuant to Company policy. Under the Severance Agreements, the Company paid $755,582 in lump sum cash payments and associated payroll taxes during the quarter ended July 3, 2005. These payments are included in selling, general and administrative expense in the accompanying statements of operations.

These former executive officers also hold Performance Stock Rights, which are accounted for as described in Note F above. The Company has agreed pursuant to the Severance Agreements to issue the former executive officers, following the respective performance cycles, the number of shares of common stock that would be issuable in respect of such Performance Stock Rights but prorated based on their period of employment during the performance cycle.

NOTE K - REVENUE RECOGNITION

Product sales represent orders for the TheraSeed® and I-Seed devices, radiochemical products and other medical devices through the Company’s subsidiary, CP Medical. The implantable radiation devices, produced according to patient and procedure requirements, are sold to third-party distributors, as well as to direct customers. Radiochemical products, typically used in medical nuclear imaging procedures, are sold to direct customers. Other medical devices produced by CP Medical are sold through distributors and to direct customers. All revenues from product sales are recognized upon shipment and are generally not returnable. Licensing fees are recognized in the periods to which they relate.

THERAGENICS CORPORATION® AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 3, 2005
(Unaudited)

NOTE L - RECLASSIFICATIONS

Certain amounts included in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

NOTE M - SUBSEQUENT EVENT

On August 9, 2005, the Board of Directors of the Company approved a plan to restructure the Company to focus on its two main business sectors, brachytherapy seeds and the newly acquired product lines through its subsidiary CP Medical. As a result of the restructuring, the Company will close its facility in Oak Ridge, Tennessee and its Newton Terrace facility in Buford, Georgia. The restructuring, including the closure of the two facilities, will result in the termination of 23 positions within the Company. The Company will also discontinue its radiochemical activities and its research and development activities relating to the PSP technology and the vascular, macular degeneration, and breast cancer areas.

As a result of the restructuring, the Company expects to record pre-tax restructuring charges of approximately $34.6 million to $37.8 million in 2005. These charges consist of pre-tax non cash impairment charges related to the PSP facility in Oak Ridge, Tennessee, the Newton Terrace facility in Buford, Georgia, six cyclotrons, and other related long-lived assets of approximately $29.6 million to $32.5 million; pre-tax non cash write down of inventory and other assets and contract termination costs related to the Oak Ridge land lease of approximately $3.4 million to $3.5 million; and pre-tax severance and site exit expenses of approximately $1.6 million to $1.8 million. The significant portion of the total 2005 pre-tax restructuring charges are expected to be recorded in the third quarter of 2005. Pre-tax restructuring charges in 2006 are expected to be approximately $1.4 million to $1.6 million and include severance expenses and the cost of other exit and disposal activities. The pre-tax severance and site exit expenses in 2005 and 2006 represent the expected cash expenditures related to the restructuring.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Theragenics Corporation® is a medical device company serving the cancer treatment and surgical markets, including TheraSeed®, its premier palladium-103 prostate cancer treatment device, and wound closure and other medical products through its CP Medical subsidiary. Theragenics® is the world’s largest producer of palladium-103, the radioactive isotope that supplies the therapeutic radiation for its TheraSeed® device. Physicians, hospitals and other healthcare providers, primarily located in the United States, utilize the TheraSeed® device. The TheraSeed® device has also been approved for marketing throughout the member countries of the European Union by obtaining its CE Mark. Sales of the TheraSeed® device in Europe have not been significant. The majority of sales are channeled through two third-party distributors. The Company also sells its TheraSeed® devices directly to physicians.

On May 6, 2005, the Company completed the acquisition of CP Medical Corporation (“CP Medical”) by paying sellers $19,032,353 in cash and issuing 1,885,370 shares of common stock valued at approximately $6,250,000 as calculated over a 20-day period from March 28, 2005 through April 22, 2005. The Company also incurred $1,541,112 of direct transaction costs. The Company funded the cash portion of the purchase price and the direct transaction costs from cash on hand. At the closing, 904,977 shares of the Company’s common stock issued to the sellers were placed in escrow for the purpose of compensating the Company in the event the sellers must indemnify the Company pursuant to the terms of the Stock Purchase Agreement. The Company has agreed to make additional payments to the sellers in the event that some portion of the gain from the sale is taxable at ordinary federal income (instead of capital gain) tax rates. The stock portion of the purchase price is subject to adjustment based on the difference between the working capital of CP Medical on the closing and CP Medical’s working capital as of December 31, 2004.

CP Medical is a manufacturer and supplier of innovative wound closures and other medical products such as sutures, cardiac pacing cables, and brachytherapy needles/spacers/sleeves sold in the professional surgical and veterinary fields. Historically, CP Medical has generated the majority of its revenue in the wound closure market, an estimated $2.0 billion annual market worldwide and an estimated $1.2 billion annual market in the United States. During 2004, approximately 70% of CP Medical’s revenue was generated in the veterinary wound closure market, an estimated $50 million annual market in the United States, and approximately 15% of revenue was generated in the brachytherapy market. The transaction establishes a new growth platform for the Company within the field of medical devices and also serves to diversify the Company’s product offerings within its core brachytherapy business. As a result of this transaction, the former owners of CP Medical hold approximately 6% of the outstanding common stock of the Company. The results for the three and six months ended July 3, 2005 include the results of CP Medical since May 7, 2005, the first date after the closing of the acquisition.

Early in 2003 the Company diversified its product line with the purchase of the U.S. iodine-125 prostate brachytherapy business of BEBIG Isotopen-und Medizintechnik GmbH (“BEBIG”). The purchase gives Theragenics® exclusive U.S. manufacturing and distribution rights to an FDA-cleared iodine-125-based medical device (I-Seed) for the treatment of prostate cancer. The Company sells the I-Seed device directly to physicians, hospitals and other healthcare providers. The non-exclusive distributors of the TheraSeed® device have no distribution rights for the I-Seed device. The Company believes that the ability to provide both TheraSeed® and I-Seed devices enhances the Company’s ability to market to direct customers who seek a single source for both palladium-103 and iodine-125 brachytherapy seeds.

The U.S. Department of Energy (“DOE”) has granted Theragenics® access to unique DOE technology, known as plasma separation process or PSP, for use in production of isotopes, including palladium-102 (the “PSP Operation”). The Company constructed a facility in Oak Ridge, Tennessee to house the equipment, infrastructure and work force necessary to support the production of isotopes, including palladium-102, using this DOE technology. The building and the PSP became operational during the latter half of 2002. PSP Operation activities have been discontinued as a result of the restructuring announced on August 11, 2005 (see “Subsequent Event - Restructuring”below).

In 2003 the Company commenced a clinical trial using a palladium-103 device, called the TheraSource® Intravascular Brachytherapy System, designed to prevent restenosis or renarrowing of arteries following treatment of peripheral vascular disease by percutaneous transluminal angioplasty. Use of the TheraSource® device was found to be clinically safe and technologically feasible. During the second quarter of 2004, the Company filed an Investigational Device Exemption (“IDE”) with the FDA to begin a human clinical trial for the TheraSight®Ocular Brachytherapy System, a device intended to treat exudative (wet) age-related macular degeneration (“AMD”), a disease that leads to loss of eyesight and in some cases complete blindness. The IDE was approved by the FDA on July 29, 2004, and enrollment commenced in the fourth quarter of 2004 to test the safety and feasibility of the TheraSight® device. Activities related to these and certain other R&D programs have been curtailed under the Company’s restructuring plan announced on August 11, 2005 (see “Subsequent Event - Restructuring”below).

Subsequent Event - Restructuring

On August 9, 2005 the Company’s board of directors approved a plan to restructure the Company to focus on its two main business sectors: the primary product line of brachytherapy seeds and its wound closure and other medical product lines for diverse surgical markets serviced through its newly acquired subsidiary, CP Medical.

The Company will restructure to focus on strengthening its positions within its core brachytherapy seed business, which has seen a 13 percent sales increase for the first six months of 2005 compared to 2004, and its CP Medical business, which helped Theragenics achieve an overall 26 percent increase in sales for the same six-month period versus the previous year. The restructuring will result in closure of the Company’s facility in Oak Ridge, Tennessee and its Newton Terrace facility in Buford, Georgia. Theragenics is seeking a buyer for its interests in the Oak Ridge facility. The Company will continue to operate from its Bristol facility in Buford, Georgia.

The restructuring, including the closure of the two facilities, will result in the elimination of 23 positions within the Company. The Company will also discontinue its radiochemical activities, and its research and development activities relating to the plasma separation process technology and the vascular, macular degeneration, and breast cancer areas. The Company intends to offer the intellectual property and clinical data related to these R & D efforts to buyers or licensees that express an interest in carrying on this promising research. Theragenics will continue its R&D related to CP Medical products, with five products currently in development, including three products that are anticipated to be launched in the near future.

As a result of the restructuring, Theragenics expects to record non-cash pre-tax restructuring charges of approximately $33.0 million to $36.0 million in the second half of 2005. These non-cash restructuring charges consist of impairment charges related to the PSP facility, six cyclotrons, and other long-term assets of approximately $29.6 million to $32.5 million, and write down of inventory and other assets, and contract termination costs related to its Oak Ridge land lease, of approximately $3.4 million to $3.5 million. Pre-tax severance and site exit and disposal expenses of approximately $1.6 million to $1.8 million are also expected to be incurred in the second half of 2005. The significant portion of the total 2005 pre-tax restructuring charges of approximately $34.6 million to $37.8 million is expected to be recorded in the third quarter. Pre-tax restructuring expenses in 2006 are expected to be approximately $1.4 million to $1.6 million, and include severance expenses and the cost of other site exit and disposal activities. Theragenics expects to begin realizing savings associated with the restructuring immediately. As a result of the restructuring the Company anticipates pre-tax operating expense savings of approximately $1.9 million to $2.2 million in 2005, consisting primarily of manufacturing and R&D related expenses, including cash savings of approximately $1.1 million to $1.3 million. Beginning in 2006, the restructuring is expected to generate pre-tax operating expense savings of approximately $6.5 million to $7.0 million annually, including pre-tax cash savings of approximately $4.0 million to $4.4 million annually. Accordingly, the expected net effect of both restructuring charges and savings on pre-tax cash flow for 2005 is a reduction in cash of approximately $300,000 to $700,000, an increase in pre-tax cash flow for 2006 of approximately $2.4 million to $3.0 million, and an increase in pre-tax cash flow of approximately $4.3 million to $5.0 million beginning in 2007.

Results of Operations

Revenues for the three months ended July 3, 2005 were $11.4 million, compared to $8.6 million for the three months ended July 4, 2004, an increase of $2.8 million, or 31.5%. Revenues for the six months ended July 3, 2005 were $20.9 million, compared to $16.6 million for the six months ended July 4, 2004, an increase of $4.3 million, or 26.0%. Included in revenue for the three and six months ended July 3, 2005 was $2.1 million of revenue from CP Medical. Revenues in the brachytherapy seed segment were $9.3 million and $18.8 million for the three and six months ended July 3, 2005, increases of 7.3% and 13.3%, respectively, from the corresponding periods of 2004. The increases in the brachytherapy seed segment revenue during 2005 were primarily due to 6.8% and 10.9% increases in unit sales of the TheraSeed® device during the three and six months ended July 3, 2005, respectively, compared to the corresponding periods of 2004. The average selling price of the TheraSeed® device was consistent during the first three and six months of 2005 as compared to the first three and six months of 2004. During the three and six months ended July 3, 2005, the Company sold approximately 23.6% and 22.5%, respectively, of total unit sales of the Company’s palladium-103 (TheraSeed®) device and iodine-125 (I-Seed) device directly to customers compared to 16.3% and 16.1% of total unit sales (TheraSeed® and I-Seed) directly to customers during the three and six months ended July 4, 2004, respectively. Total revenue from sales to direct customers (TheraSeed® and I-Seed) was 25.4% and 24.3% of total product revenue during the three and six months ended July 3, 2005, respectively, compared to 17.4% and 18.1% of total product revenue during the three and six months ended July 4, 2004, respectively. Revenue from distributors decreased approximately 5.0% during the three months ended July 3, 2005 compared to the three months ended July 4, 2004. Revenue from distributors increased approximately 3.6% during the six months ended July 3, 2005 compared to the six months ended July 4, 2004.

Currently, the Company has non-exclusive distribution agreements in place with two companies for the distribution of the TheraSeed® device, C. R. Bard and Medi-Physics, Inc. (formerly d/b/a Nycomed Amersham and now part of Oncura, a company formed by a merger of the brachytherapy business of Amersham plc and Galil Medical Ltd. and referred to herein as “Oncura”). During December 2004, the Company was notified by Oncura that it would not be renewing its distribution agreements effective December 31, 2005. Sales to Oncura during the three and six months ended July 3, 2005 declined by 32.3% and 28.7%, respectively, compared to the corresponding periods of 2004. C.R. Bard has exercised its option to extend its distribution agreement with the Company through December 2006.

The Company and Oncura had been arbitrating claims arising in connection with the Company’s non-exclusive distribution agreement with Oncura. As of April 9, 2005, the arbitration was settled by mutual consent of the parties. As part of the settlement, each party has dropped the claims it had been arbitrating against the other and the parties agreed to advance the termination of their distribution agreements for TheraSeed®. The distribution agreements with Oncura will now terminate effective September 8, 2005. In July 2005, the Company filed an arbitration claim against Oncura concerning compliance with the terms of the agreement settling the arbitration.  The Company expects that its direct sales force and C.R. Bard, its other distributor, will aggressively market Theraseed® to customers of Oncura.  While the Company believes that a significant portion of the customers currently supplied through Oncura will continue to order TheraSeed®, some such of these customers may not and accordingly transition issues may affect sales.  To the extent that the Company is able to convert customers of Oncura to direct customers, margins would be improved on these particular sales.

In addition to the impact of disappointing performance by one of the two distributors of the TheraSeed® device and the upcoming termination of the Oncura agreements, Management believes that the brachytherapy industry continues to be affected by competition from alternative therapies, changes in Medicare reimbursement, declining prices for iodine-125 and palladium-103 seeds, competitors’ selling tactics and the effects of consolidation in the industry. At any point in time, Theragenics® and/or its non-exclusive distributors may change their respective pricing policies for the TheraSeed® or I-Seed (in the case of Theragenics®) device in order to take advantage of market opportunities or respond to competitive situations. Responding to market opportunities and competitive situations could have an adverse effect on the prices of the TheraSeed® or I-Seed device and could have a favorable effect or prevent an unfavorable effect on market share and volumes. Conversely, the Company and its non-exclusive distributors could individually and independently decide to maintain per unit pricing under certain competitive situations that could adversely affect current or potential market share and volumes.

Licensing fees revenue represents licensing payments for the Company’s TheraSphere® technology. Such licensing fees are not expected to become material in the foreseeable future.

Cost of sales was $6.2 million during the three months ended July 3, 2005, resulting in a gross profit margin of 45.1%, compared with cost of sales of $3.5 million and a gross profit margin of 59.9% during the three months ended July 4, 2004. Cost of sales was $11.0 million during the six months ended July 3, 2005, resulting in a gross profit margin of 47.2%, compared with cost of sales of $6.9 million and a gross profit margin of 58.6% during the six months ended July 4, 2004. Included in cost of sales for the three and six months ended July 3, 2005, was $1.1 million of costs associated with revenues from CP Medical. The decreased gross margin during 2005 was due primarily to a decrease of $799,000 and $1.3 million in the amount of material produced and used to support research and development efforts during the three and six months ended July 3, 2005, respectively, compared to the corresponding periods of 2004 as well as $343,000 and $856,000 of production costs capitalized during the three and six months ended July 4, 2004, respectively, associated with the first production of palladium-102 material using the PSP technology at the Company’s Oak Ridge, Tennessee facility. As a result of the cessation of production of palladium-102 during the fourth quarter of 2004, no production costs were capitalized during the three and six months ended July 3, 2005. The gross margin in 2005 was favorably impacted by the considerable fixed cost component of Theragenics’® operations in combination with increased revenue during the three and six months ended July 3, 2005 compared to the corresponding periods of 2004.

Selling, general and administrative (“SG&A”) expense was $5.9 million during the three months ended July 3, 2005, compared to $4.5 million during the three months ended July 4, 2004, an increase of $1.4 million or 32.3%. SG&A expense was $10.4 million during the six months ended July 3, 2005, compared to $8.5 million during the six months ended July 4, 2004, an increase of

$1.9 million or 21.9%. Included in SG&A expense for the three and six months ended July 3, 2005 was $530,000 of SG&A expense associated with CP Medical. Also included in the results for the three and six months ended July 3, 2005 was expense of $1.1 million related to the investigation conducted under the direction of an independent sub-committee of the Board of Directors (as disclosed in the Company’s press release furnished with the Form 8-K dated May 10, 2005) and the separation of two executives from the Company. The results for the three months ended July 3, 2005 also included a decrease in marketing and advertising costs of $193,000 from the comparable 2004 period. The results for the six months ended July 3, 2005 included an increase in marketing and advertising costs of $258,000 and increased legal and related fees associated with the arbitration with Oncura discussed above from the comparable 2004 period. The fluctuations in marketing and advertising costs reflect the timing of media buys in targeted markets.

Research and development (“R&D”) expense decreased to $1.1 million, or approximately 10.1% of revenue, during the three months ended July 3, 2005, from $2.3 million, or approximately 26.7% of revenue, during the three months ended July 4, 2004. R&D expense decreased to $2.6 million, or approximately 12.2% of revenue, during the six months ended July 3, 2005, from $4.6 million, or approximately 27.6% of revenue, during the six months ended July 4, 2004. Included in R&D expense for the three and six months ended July 3, 2005 was approximately $6,000 of R&D expense associated with CP Medical. The decrease in R&D expense during 2005 was primarily attributable to decreases of $799,000 and $1.3 million in the amount of palladium-103 material produced and used in research and development efforts during the three and six months ended July 3, 2005, respectively, compared to the corresponding periods of 2004 as well as a reduction of other R&D costs due to the completion of the TheraP trial during 2004 and delays in enrolling patients in the TheraSight trial (see “Overview” above).

Manufacturing and R&D expenses are expected to be reduced in connection with the Company’s restructuring announced on August 11, 2005. See “Subsequent Event - Restructuring”above.

Other income, comprising interest income and non-operating expenses, was $292,000 during the three months ended July 3, 2005 compared to $257,000 during the three months ended July 4, 2004. Other income was $622,000 during the six months ended July 3, 2005 compared to $431,000 during the six months ended July 4, 2004. The increases during 2005 are primarily the result of better returns on the Company’s investments as a result of higher interest rates in 2005 compared to 2004, partially offset by a decrease in the amount of invested funds during 2005 as a result of the acquisition of CP Medical (see “Overview” above). The Company’s investments consist primarily of short-term cash investments and high-credit quality corporate and municipal obligations, in accordance with the Company’s investment policies. Funds available for investment have and will continue to be utilized for the Company’s current and future expansion programs, R&D activities, and strategic opportunities for growth and diversification. As funds continue to be used for these programs and activities, and as interest rates continue to change, management expects other income to fluctuate accordingly.

The Company’s effective income tax rate was a benefit of 36.7% during the three months ended July 3, 2005 compared to a benefit of 30.4% during the three months ended July 4, 2004. The Company’s effective income tax rate was a benefit of 37.9% during the six months ended July 3, 2005 compared to a benefit of 35.9% during the six months ended July 4, 2004. The Company’s income tax rate in each period differed from statutory rates primarily due to the recognition of tax credits generated by the Company’s investments in its expansion projects, research activities and tax-exempt interest income.

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

Property, plant and equipment. Property, plant and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of such assets. The Company’s estimates can result in differences from the actual useful lives of certain assets. As of July 3, 2005, the Company owned and operated 14 cyclotrons, the first of which entered service in 1993. Each of the Company’s cyclotrons is depreciated using an estimated 10-year life. Management’s estimate of the useful life of these cyclotrons is based on the Company’s experience to date with these cyclotrons. Based on experience gained relative to the operation, refurbishment, and maintenance of the cyclotrons, Management believes there is a substantive basis for the current depreciable lives of the cyclotrons. Although the older cyclotrons require increased maintenance, all the cyclotrons remain in service, including fully depreciated cyclotrons, because the material produced by each machine is required for ongoing operations and the Company’s current research and development initiatives.

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

Management assesses the impairment of its depreciable assets whenever events or circumstances indicate that such assets might be impaired. In the event the expected undiscounted future cash flow attributable to the asset is less than the carrying value of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. The estimation of fair value, whether in conjunction with an asset to be held and used or with an asset held for sale, also involves judgment. Management believes that no impairment of depreciable assets existed as of July 3, 2005. However, impairment charges related to the PSP, six of the 14 cyclotrons, and other long-term assets will be recorded in the second half of 2005. See “Subsequent Event - Restructuring”above.

It is possible that Management’s estimates concerning the realizability of the Company’s depreciable assets could change in the future.

Goodwill. On May 6, 2005, the Company completed the acquisition of CP Medical. A total of approximately $26.8 million was paid in connection with the acquisition (see “Overview” above) and the payments were allocated between the fair value of tangible assets acquired, identifiable intangible assets and liabilities assumed. The excess of cost over the fair value of acquired net assets in the amount of $15.2 million is recorded as goodwill. Early in 2003 the Company entered into an agreement to purchase the brachytherapy business of BEBIG Isotopen-und Medizintechnik GmbH, a subsidiary company of Eckert & Ziegler AG. A total of approximately

$6.3 million was paid in connection with the acquisition and the payments were allocated between the fair value of the assets in the amount of $3.7 million and $2.6 million to goodwill. The equipment became operational during the first quarter of 2004. The Company has determined that the production line will be amortized over a fifteen-year life.

The Company accounts for goodwill and other intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized to expense and must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that such assets might be impaired. The first step of the impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill and intangible assets with indefinite lives. If fair value exceeds book value, goodwill is considered not impaired, and the second step of the impairment test is unnecessary. If book value exceeds market value, the second step of the impairment test is preformed to measure the amount of impairment loss, if any. For this step the implied fair value of the goodwill is compared with the book value of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to that excess. Any loss recognized cannot exceed the carrying amount of goodwill. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited once the measurement of that loss is completed. The Company completed its annual goodwill impairment assessment associated with the I-Seed business as of November 28, 2004 and determined that goodwill was not impaired and no impairment charge was recorded. The Company will complete an impairment assessment of the CP Medical and I-Seed goodwill during the fourth quarter of 2005, unless events or changes in circumstances indicate that an assessment should be completed sooner.

Intangible assets with definite lives are being amortized and this amortization is included in the accompanying consolidated statements of operations.

Allowance for doubtful accounts. Management judgments and estimates are made and used in connection with establishing an allowance for the possibility that portions of our accounts receivable balances may become uncollectable. Accounts receivable are reduced by this allowance. Specifically, Management analyzes accounts receivable in relation to current economic trends and changes in our customer payment history in establishing this allowance. The accounts receivable balance, net of the provision for trade accounts receivables allowance of $250,000, was approximately $8.2 million as of July 3, 2005.

Stock-based compensation. The Company has granted performance restricted stock rights. The number of shares issuable upon vesting of the performance restricted stock rights will vary based on total shareholder return or TSR over the vesting period as compared to an industry peer group, as further described in Note F of the Notes to Consolidated Financial Statements. Each quarter the Company estimates TSR and records compensation expense based on TSR experienced to date. To the extent that TSR varies significantly from period to period, the Company may record additional compensation expense or adjust previously recorded compensation expense to reflect the current estimate of TSR over the vesting period.

Liquidity and Capital Resources

The Company had cash, short-term investments and marketable securities of $42.5 million at July 3, 2005, compared to $62.3 million at December 31, 2004. Cash and short-term investments were $9.7 million at July 3, 2005 compared to $26.2 million at December 31, 2004. Marketable securities were $32.8 million at July 3, 2005 compared to $36.1 million at December 31, 2004. Marketable securities consist primarily of short-term cash investments and high-credit quality corporate and municipal obligations, in accordance with the Company’s investment policies. The aggregate decrease in cash, short-term investments and marketable securities was primarily the result of the acquisition of CP Medical (see “Overview” above).

Working capital was $57.9 million at July 3, 2005, compared to $72.6 million at December 31, 2004. The Company also has a Credit Agreement with a financial institution that provides for revolving borrowings of up to $40.0 million, including a $5.0 million sub-limit for letters of credit, through a credit facility which expires on October 29, 2006. No borrowings were outstanding under the Credit Agreement as of July 3, 2005. Letters of credit totaling $933,000 were outstanding under the Credit Agreement as of July 3, 2005. These letters of credit represent decommission funding required by the Georgia Department of Natural Resources and a utility deposit to the City of Oak Ridge, Tennessee in connection with the PSP facility. The Credit Agreement is unsecured, but provides for a “springing lien” to be established on substantially all of the assets of the Company (subject to certain exceptions) in the event certain events of default occur under the Credit Agreement. The Credit Agreement contains representations and warranties, as well as affirmative, reporting and negative covenants, customary for financings of this type. Among other things, certain provisions of the Credit Agreement limit the incurrence of additional debt and require the maintenance of certain financial ratios and tests. On August 12, 2005, the Credit Agreement was amended to reduce the minimum Tangible Net Worth (as defined under the Credit Agreement) that the Company is required to maintain to $87.5 million. See Part II, Item 5 below.

Cash provided by operations was $758,000 during the six months ended July 3, 2005 compared to cash used by operations of $691,000 during the six months ended July 4, 2004. Cash used by or generated from operations consists of net earnings/(loss) plus non-cash expenses such as depreciation, amortization, and changes in balance sheet items such as accounts receivable, inventories, prepaid expenses and payables. Accounts receivable increased approximately $940,000 during the first six months of 2005 as a result of increased revenue during the second quarter of 2005 compared to the fourth quarter of 2004 and the timing of payments received from the Company’s distributors. Prepaid expenses and other current assets decreased $159,000 during the first six months of 2005 primarily as a result of the timing of prepayments under the Company’s advertising and group health insurance programs in the second quarter of 2005 compared to the fourth quarter of 2004. Trade accounts payable decreased $417,000 during the first six months of 2005 due primarily to the final payment made under a $570,000 purchase agreement of the Company with a contractor for the design and manufacture of certain equipment. Accrued salaries, wages and payroll taxes increased $251,000 during the first six months of 2005 due primarily to the timing of the Company’s payroll cycle and the accrual of incentive compensation. Other current liabilities increased $354,000 during the first six months of 2005 due primarily to accrued property taxes which are generally paid during the fourth quarter of each year.

Capital expenditures totaled $177,000 and $1.6 million during the first six months of 2005 and 2004, respectively. The spending during 2004 was related to equipment placed in service during the first quarter of 2005 that allows the Company to provide seed loading and sterilization services. During the first six months of 2004, the Company made the final payment of $1.0 million as part of the Company’s purchase of the U.S. iodine-125 prostate brachytherapy business of BEBIG (see “Overview” above). The Company procured an automated production line as part of the agreement that became operational during the first quarter of 2004.

On August 9, 2005 the Company’s board of directors approved a plan to restructure the Company to focus on its two main business sectors: the primary product line of brachytherapy seeds and its wound closure and other medical product lines for diverse surgical markets serviced through its newly acquired subsidiary, CP Medical. As a result of this restructuring, the Company expects to incur net pre-tax cash expenditures of approximately $300,000 to $700,000 in the second half of 2005, and expects net pre-tax cash savings of approximately $2.4 million to $3.0 million in 2006. See “Subsequent Event - Restructuring”above.

On May 6, 2005, the Company completed the purchase of CP Medical (see “Overview” above) by paying $19,032,353 in cash and issuing 1,885,370 shares of common stock valued at approximately $6,250,000 as calculated over a 20-day period from March 28, 2005 through April 22, 2005. The Company also incurred direct transaction costs of approximately $1,541,112. The Company funded the cash portion of the purchase price and the direct transaction costs from cash on hand. At the closing, 904,977 shares of the Company’s common stock issued to the sellers were placed in escrow for the purpose of compensating the Company in the event the sellers must indemnify the Company pursuant to the terms of the Stock Purchase Agreement. The Company has agreed to make additional payments to the sellers in the event that some portion of the gain from the sale is taxable at ordinary federal income (instead of capital gain) tax rates. The stock portion of the purchase price is subject to adjustment based on the difference between the working capital of CP Medical on the closing and CP Medical’s working capital as of December 31, 2004.

Cash could also be used in 2005 for increased marketing and TheraSeed®support activities, support for CP Medical growth and in the pursuit of additional diversification efforts such as the purchase of technologies, products or companies.

In addition to capital expenditures and the acquisition of CP Medical, cash used for investing activities during the six months ended July 3, 2005 included $7.5 million used to purchase marketable securities, offset by maturities of other investments amounting to $10.9 million. Marketable securities, consisting primarily of short-term cash investments and high-credit quality corporate and municipal obligations, are purchased in accordance with the Company’s investment policies. The Company expects to continue to invest cash as available.

Cash provided by financing activities was $89,000 and $68,000 in the first six months of 2005 and 2004, respectively, consisting of cash proceeds from the exercise of stock options and the Company’s Employee Stock Purchase Plan.

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

On July 25, 2005, CMS published its proposed rule on the OPPS for calendar year 2006. Consistent with the MMA provisions described above, there are no proposed changes in policy for the reimbursement levels for brachytherapy seeds. CMS proposed new payment levels for the procedures that are performed when implanting brachytherapy seeds for prostate cancer. Specifically, CMS proposed a reimbursement level of $717.53 for APC 651 (Complex Interstitial Radiation Source Application) for calendar year 2006. Although this would be a reduction from the reimbursement level of $1,248.93 for calendar year 2005, the proposed level for 2006 is higher than the reimbursement amount of $558.24 from calendar year 2004. For another procedure commonly performed when implanting brachytherapy seeds for prostate cancer, CMS proposed a reimbursement of $1,993.13 for APC 163 (Level IV Cystourethroscopy & Other Genitourinary Procedures). This would be a reduction of $62.50 from the reimbursement level of $2,055.63 currently in place for calendar year 2005. CMS has solicited comments from the public on these and other changes, and CMS’ final rule for the OPPS is pending. Medicare’s OPPS reimbursement levels for the procedures performed during prostate brachytherapy could influence the utilization of brachytherapy seeds, including the Company’s products.

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

Forward Looking and Cautionary Statements

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding sales, marketing and distribution efforts, the Company’s direct sales organization, including, but not limited to, its growth and effectiveness, third-party reimbursement, CMS policy, sales mix, effectiveness and continuation of non-exclusive distribution agreements, pricing for the TheraSeed® and I-Seed devices, future cost of sales, R&D efforts and expenses, inventory investment, SG&A expenses, other income, potential new products and opportunities, the development of new markets and technologies, estimated impairment and other restructuring expenses, operating expense savings and associated cash expenditures and savings, Theragenics’® plans and strategies for diversification, and the sufficiency of the Company’s liquidity and capital resources. From time to time, the Company may also make other forward-looking statements relating to such matters as well as statements relating to anticipated financial performance, business prospects, technological developments, other research and development activities and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with research and development activities, including risks associated with new product development cycles, including changes in the competitive landscape, effectiveness and execution of marketing and sales programs of Theragenics® and its non-exclusive distributors, risks associated with customer distribution concentration and consolidation among non-exclusive distributors and potential changes in distributor relationships, potential costs and delays in capacity expansion and start-up, the iodine-125 product line, actual or potential changes in product pricing, competitive conditions and selling tactics of the Company’s competitors, continued acceptance of TheraSeed® or the I-Seed devices by the market, management of growth, government regulation of the therapeutic radiological pharmaceutical and device business, potential changes in third-party reimbursement, risks associated with market development activities, risks associated with governmental regulations, related export controls and security requirements for PSP technology and products, changes in assumptions used in estimating restructuring charges and operating expense savings, and unforeseen costs and cash expenditures associated with the restructuring plan. All forward looking statements and cautionary statements included in this document are made as of the date hereby based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward looking statement or cautionary statement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk exposure related to market risk sensitive financial instruments is not material. Letters of credit totaling approximately $933,000 were outstanding under the terms of the Credit Agreement as of July 3, 2005. No borrowings were outstanding under the Credit Agreement as of July 3, 2005.

Item 4.  Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended.

The Company acquired CP Medical on May 6, 2005. Since the date of acquisition, the Company has been focusing on analyzing, evaluating, and implementing changes in CP Medical’s internal control over financial reporting to determine their effectiveness and to integrate them into the Company’s controls and procedures. The Company continues to analyze the procedures and controls at CP Medical and expects to make additional changes in those procedures and controls in the future. The Company performed additional procedures to review accounting records and substantiate the financial information of CP Medical included in this report. CP Medical’s total revenues for the eight weeks following the acquisition accounted for 10% of the Company’s total revenues for the six months ended July 3, 2005.

Based on their evaluation as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the specified time periods, taking into account the totality of the circumstances, including those described as to the Company’s acquisition of CP Medical.

Other than as described above, no significant changes in the Company’s internal control over financial reporting during the Company’s second fiscal quarter were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting. Changes to processes, information technology systems, and other components of internal control over financial reporting resulting from the acquisition of CP Medical are expected as the integration proceeds.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note E to the Company’s financial statements included in Part I, Item 1 of this report, which is hereby incorporated by reference.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company’s annual meeting of stockholders was held on May 10, 2005.
(b)
Patrick L. Flinn, John V. Herndon and Peter A.A. Saunders, F.R.S.A. were elected to the board of directors, each to serve for a three-year term. Otis W. Brawley, M.D., Orwin L. Carter, Ph.D., Earnest W. Deavenport, Jr., Philip A. Incarnati and M. Christine Jacobs continue to serve as directors of the Company.

(c)
In connection with the election of directors at the annual meeting, Mr. Flinn received 26,058,563 votes for his election with 735,103 withholding authority, Mr. Herndon received 24,964,265 votes for his election with 1,829,401 withholding authority, and Mr. Saunders received 25,843,838 votes for his election with 949,828 withholding authority.

(d)
The appointment of Grant Thornton LLP was ratified as the Company’s independent registered public accounting firm for the year ending December 31, 2005 with 26,429,323 votes for ratification, 318,962 votes against ratification and 45,381 abstaining.

Item 5. Other Events

The following events that would otherwise be reportable on Form 8-K occurred following the end of the period covered by this report.

Restructuring Charges

On August 9, 2005, the Board of Directors of the Company approved a plan to restructure the Company to focus on its two main business sectors, brachytherapy seeds and CP Medical’s products. This restructuring plan will involve impairment costs and restructuring charges to be recorded in 2005 and 2006, as more fully described in Part I, Item 2 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Subsequent Event - Restructuring”, which is herby incorporated by reference.

Amendment of Credit Agreement

The Company and Wachovia Bank, National Association, successor by merger to SouthTrust Bank, entered into a Second Amendment to Credit Agreement dated August 12, 2005 that reduced the minimum required Tangible Net Worth (as defined) that the Company is required to maintain as of the end of each fiscal quarter to $87.5 million, and sets forth additional covenants relating to capital expenditures and acquisitions by the Company.  The above description is a summary of the material terms of the amendment.  The description is qualified by reference to the full text of the amendment, which is attached as Exhibit 10.6 to this Form 10-Q.

Appointment of Chief Financial Officer

On July 20, 2005, the Company issued a release announcing the appointment of Frank J. Tarallo as Chief Financial Officer and Treasurer of the Company effective as of August 8, 2005. The effective date of Mr. Tarallo’s appointment as Chief Financial Officer has been revised to the day following the filing of a registration statement under the Securities Act of 1933 covering the resale of the shares issued to the sellers of CP Medical, which is expected to be filed shortly.

The Company entered into an employment agreement with Mr. Tarallo dated as of August 10, 2005 which provides for Mr. Tarallo to serve as the Chief Financial Officer of the Company from the effective date of his appointment until August 10, 2007. Automatic extensions begin August 10, 2006 and each year thereafter for an additional year, subject to either party giving notice of non-renewal at least ninety (90) days before the term would otherwise renew. Mr. Tarallo’s base salary is set at $200,000 per year and Mr. Tarallo became eligible to participate in the Company’s short-term and long-term incentive compensation programs. The employment agreement also contains customary non-competition, non-solicitation and confidentiality provisions.

The employment agreement may be immediately terminated upon the occurrence of any of the following events (capitalized terms as defined in the employment agreement):

•	the Company and Mr. Tarallo reach a mutual agreement in writing as to termination;
•	by Mr. Tarallo with Good Reason;
•	by Mr. Tarallo without Good Reason upon not less than thirty (30) days prior written notice to the Company;
•	by the Company without Cause;
•	by the Company for Cause; and
•	by the Company or Mr. Tarallo due to the Disability of Mr. Tarallo.

If Mr. Tarallo is terminated for Cause, Mr. Tarallo will not be entitled to any compensation or other benefits of employment from and after the effective date of the termination. If termination is by the Company without Cause or by Mr. Tarallo for Good Reason, he will be entitled to salary continuation for two (2) years; provided, however, if such termination is within ninety (90) days preceding or within one year following a Change in Control (as defined in the employment agreement), Mr. Tarallo will be entitled to salary continuation for three (3) years (or if less, the maximum amount that can be paid without causing a parachute payment under the Internal Revenue Code).

The above description of the employment agreement is a summary of the material terms of the employment agreement and does not purport to be complete. The description is qualified in its entirety by reference to the full text of the employment agreement, which is attached as Exhibit 10.5 to this Form 10-Q and is incorporated herein by reference.

The compensation committee of the board of directors of the Company recommended, and the board of directors approved, incentive compensation for Mr. Tarallo, as set forth below.

Short-Term Incentives for 2005

Mr. Tarallo will have a cash bonus opportunity based on both financial and individual performance in 2005. His targeted short-term incentive opportunity is 35% of his base salary actually paid in 2005. One hundred percent (100%) of the target bonus opportunity is tied to Mr. Tarallo’s individual performance objectives and achievement of strategic objectives established for the Company, which have been determined by the Chief Executive Officer of the Company, and reviewed by the compensation committee and the board of directors.

Long Term Incentive and Stock Awards

The compensation committee of the board of directors of the Company recommended, and the board of directors approved, an award of 10,000 performance restricted stock rights to Mr. Tarallo. The number of shares of common stock actually issued to Mr. Tarallo will be determined based on the Company’s common stock price appreciation plus dividends paid (total stockholder return) relative to an industry peer group (as determined by the Board of Directors) over a performance cycle beginning January 1, 2005 and ending December 31, 2007:

Theragenics Total Stockholder Return Peer Percentile Ranking	Number of Shares of Common Stock to be Issued for Each Performance Right
> 85th > 75th to < 85th > 50th to < 75th < 30th to < 50th	2.0 1.5* 1.0* 0.30*

*
Mr. Tarallo will receive a number of shares as shown in the chart above plus a number of shares of common stock for each performance restricted stock right determined by interpolation for the total stockholder return peer percentile ranking that falls between 30th and 50th, 50th and 75th, or 75th and 85th.

If Mr. Tarallo ceases to perform services as an employee of the Company or an affiliate of the Company before December 31, 2007 due to death, Disability (as defined in the employment agreement), retirement upon or after reaching age 65, or termination of employment by the Company or an affiliate of the Company without “Cause” (as defined in the employment agreement), Mr. Tarallo would be entitled to a prorated portion of the shares of common stock determined pursuant to the preceding schedule. If Mr. Tarallo’s employment is terminated for any other reason before December 31, 2007, the performance restricted stock rights will be forfeited. If a Change in Control occurs before December 31, 2007, one share of common stock will be issuable as of the date of a Change of Control for each performance restricted stock right if Mr. Tarallo is still employed by the Company or an affiliate of the Company on the date of the Change in Control and the performance restricted stock rights will terminate. The Company’s standard form of Performance Restricted Stock Rights agreement is attached as Exhibit 10.2 to this Form 10-Q and is incorporated herein by reference.

The compensation committee of the board of directors of the Company recommended, and the Board of Directors approved, an award of 10,000 restricted stock rights to Mr. Tarallo, which will become vested on December 31, 2006 subject to continued employment through that date and subject to the other vesting provisions in the Company’s standard form of Restricted Stock Rights agreement, which is attached as Exhibit 10.3 to this Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits

Exhibit No.	Title

10.1	Form of Restricted Stock Agreement as of May 2005
10.2	Form of Performance Restricted Stock Rights Agreement
10.3	Form of Restricted Stock Rights Agreement
10.4
Borrower Party Joinder Agreement dated May 6, 2005 among CP Medical Corporation, the Company, and Wachovia Bank, National Association, successor by merger to SouthTrust Bank, amending the Credit Agreement dated as of October 29, 2003 between the Company and SouthTrust Bank.

10.5	Employment Agreement between the Company and Frank Tarallo dated August 10, 2005
10.6
Second Amendment to Credit Agreement dated August 12, 2005 among CP Medical Corporation, the Company, and Wachovia Bank, National Association, successor by merger to SouthTrust Bank, amending the Credit Agreement dated as of October 29, 2003 between the Company and SouthTrust Bank.

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
Dated: August 12, 2005