Form 10-Q
period 2005-11-02
THERAGENICS CORP
filed 2005-11-08
CIK 795551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   ☒   NO    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES   ☒   NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

As of October 31, 2005 the number of shares of $0.01 par value common stock outstanding was 31,959,161.

THERAGENICS CORPORATION®

PART I. FINANCIAL INFORMATION Item 1. Financial Statements (Unaudited) THERAGENICS CORPORATION® AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

ASSETS
	October 2, 2005 (unaudited)	December 31, 2004

CURRENT ASSETS
Cash and short-term investments	$9,125	$26,150
Marketable securities	34,814	36,111
Trade accounts receivable, less allowance of $481 in 2005 and $177 in 2004	7,480	5,787
Inventories	4,953	2,996
Deferred income tax asset	-	410
Assets held for sale	3,433	-
Prepaid expenses and other current assets	3,898	4,221
TOTAL CURRENT ASSETS	63,703	75,675

PROPERTY AND EQUIPMENT
Buildings and improvements	21,793	43,618
Machinery and equipment	35,041	61,560
Office furniture and equipment	699	810
	57,533	105,988
Less accumulated depreciation and amortization	(24,955)	(41,226)

	32,578	64,762

Land	822	822
Construction in progress	226	4,631

TOTAL PROPERTY AND EQUIPMENT	33,626	70,215

Goodwill	17,728	2,578
Other intangible assets, net	6,653	124
Other assets	65	86

TOTAL ASSETS	$121,775	$148,678

THERAGENICS CORPORATION® AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS - Continued
(Amounts in thousands, except per share data)

LIABILITIES & SHAREHOLDERS’ EQUITY

	October 2, 2005 (unaudited)	December 31, 2004

CURRENT LIABILITIES
Trade accounts payable	$1,851	$1,871
Accrued salaries, wages and payroll taxes	1,194	608
Other current liabilities	727	607

TOTAL CURRENT LIABILITIES	3,772	3,086

LONG-TERM LIABILITIES
Deferred income taxes	-	6,920
Asset retirement obligation	665	549
Other liabilities	1,565	63

TOTAL LONG-TERM LIABILITIES	2,230	7,532

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000
shares authorized; issued and outstanding,
31,959 in 2005 and 29,989 in 2004	320	300
Additional paid-in capital	68,575	61,987
Deferred compensation	(106)	(23)
Retained earnings	47,160	75,930
Accumulated other comprehensive loss	(176)	(134)

TOTAL SHAREHOLDERS' EQUITY	115,773	138,060

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$121,775	$148,678
The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION® AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED) (Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2005	2004	2005	2004
REVENUE
Product sales	$11,845	$8,196	$32,489	$24,654
Licensing fees	157	87	424	228

	12,002	8,283	32,913	24,882

COST OF SALES	6,833	3,282	17,871	10,147

GROSS PROFIT	5,169	5,001	15,042	14,735

OPERATING EXPENSES
Selling, general & administrative	4,414	4,463	14,828	13,004
Research & development	823	2,749	3,374	7,335
Restructuring expenses	32,915	-	32,915	-
	38,152	7,212	51,117	20,339

LOSS FROM OPERATIONS	(32,983)	(2,211)	(36,075)	(5,604)

OTHER INCOME/(EXPENSE)
Interest income	326	322	1,049	847
Interest and financing costs	(44)	(42)	(144)	(132)
Other	6	75	6	70
	288	355	911	785

Loss before income tax	(32,695)	(1,856)	(35,164)	(4,819)

Income tax benefit	(5,457)	(734)	(6,394)	(1,797)

NET LOSS	$(27,238)	$(1,122)	$(28,770)	$(3,022)

NET LOSS PER COMMON SHARE:
Basic	$(0.85)	$(0.04)	$(0.93)	$(0.10)
Diluted	$(0.85)	$(0.04)	$(0.93)	$(0.10)

WEIGHTED AVERAGE SHARES
Basic	31,915	29,974	31,024	29,967
Diluted	31,915	29,974	31,024	29,967

Comprehensive loss:
Net loss	$(27,238)	$(1,122)	$(28,770)	$(3,022)
Other comprehensive income/(loss): Unrealized gain/(loss) on securities available for sale, net of taxes	(64)	44	(42)	(111)
Total comprehensive loss	$(27,302)	$(1,078)	$(28,812)	$(3,133)

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION® AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Nine Months Ended
	October 2, 2005	October 3, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(28,770)	$(3,022)
Adjustments to reconcile net loss to net cash provided by/(used by) operating activities:
Deferred income taxes	(6,510)	52
Non-cash restructuring expenses	32,041	-
Depreciation & amortization	5,487	5,209
Provision for allowances	279	56
Stock based compensation	163	37
Deferred rent	7	(2)
Loss on disposal of equipment	-	6
Changes in assets and liabilities:
Accounts receivable	(465)	(2,000)
Inventories	(41)	(1,563)
Prepaid expenses and other current assets	349	(622)
Other assets	-	58
Trade accounts payable	(638)	442
Accrued salaries, wages and payroll taxes	514	120
Other current liabilities	(2)	436
Net cash provided by/(used by) operating activities	2,414	(793)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of property and equipment	(338)	(2,287)
Acquisition of CP Medical Corporation, net of cash acquired	(20,468)	-
Acquisition of I-Seed product line	-	(1,000)
Purchases of marketable securities	(13,701)	(28,546)
Maturities of marketable securities	14,956	9,248
Net cash used by investing activities	(19,551)	(22,585)
CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of stock options and stock purchase plan	112	88
Net cash provided by financing activities	112	88
NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS	(17,025)	(23,290)

CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD	26,150	45,104

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD	$9,125	$21,814
Supplemental disclosures:
Non-cash investing activities:
Common stock issued in acquisition of CP Medical Corporation	$6,250	$-

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION® AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED OCTOBER 2, 2005
(UNAUDITED) (Amounts in thousands, except per share data)

						Accumulated
	Common Stock		Additional			Other
	Number of	Par value	Paid-in	Deferred	Retained	Comprehensive
	Shares	$0.01	Capital	Compensation	Earnings	Loss	Total

BALANCE, December 31, 2004	29,989	$300	$61,987	$(23)	$75,930	$(134)	$138,060

Exercise of stock options	26		42				42

Employee stock purchase plan	24	1	69				70

Issuance of common stock for acquisition of CP Medical	1,885	19	6,231				6,250

Stock based compensation shares issued (See Note F)	35		120	(120)			-
Amortization of stock based compensation (See Note F)			126	37			163
Unrealized loss on securities available for sale, net of taxes						(42)	(42)

Net loss for the period					(28,770)		(28,770)

BALANCE, October 2, 2005	31,959	$320	$68,575	$(106)	$47,160	$(176)	$115,773

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 2, 2005
(Unaudited)

NOTE A - BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The unaudited interim consolidated financial statements included herein reflect the consolidated operations of the Company and all of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the consolidated financial position, consolidated results of operations, consolidated cash flows and changes in shareholders’ equity for the periods presented. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the financial statements and disclosures are adequate to make the information not misleading. It is suggested that these financial statements and notes be read in conjunction with the audited financial statements and notes for the year ended December 31, 2004, included in the Form 10-K filed by the Company. The consolidated results of operations for the nine months ended October 2, 2005 are not necessarily indicative of the results to be expected for a full year.

Theragenics Corporation is a medical device company serving the cancer treatment and surgical markets, including TheraSeed®, a palladium-103 prostate cancer treatment device, and wound closure and other medical products through its CP Medical subsidiary. CP Medical products serve markets including cardiology, orthopedic, dental, plastic surgery, veterinary, and brachytherapy, among others. Theragenics also manufactures and distributes I-Seed, an iodine-125 based prostate cancer treatment device.

NOTE B - DISTRIBUTION AGREEMENTS

The Company sells its TheraSeed® device directly to health care providers and to a third party distributor, and sells its I-Seed device directly to health care providers. Currently, the Company has a non-exclusive distribution agreement in place with C. R. Bard (“Bard”) for the distribution of the TheraSeed® device, which expires on December 31, 2006 (the “Bard Agreement”). The Bard Agreement gives Bard the right to distribute the TheraSeed® device in the U.S., Canada, Puerto Rico and other international locations for the treatment of prostate cancer and other solid localized cancerous tumors. A distribution agreement with Medi-Physics, Inc. (formerly d/b/a Nycomed Amersham and part of Oncura) terminated on September 8, 2005 (see Note E).

NOTE C - ACQUISITION OF CP MEDICAL

On May 6, 2005, the Company acquired CP Medical Corporation (“CP Medical”) for approximately $25.3 million, including $19.0 million in cash and 1,885,370 shares of common stock valued at approximately $6.3 million. The Company also incurred approximately $1.5 million in direct transaction costs. The Company has agreed to make additional payments to the sellers in the event that some portion of the gain from the sale is taxable at ordinary federal income (instead of capital gain) tax rates. The stock portion of the purchase price is subject to adjustment based on the difference between the working capital of CP Medical at closing and as of December 31, 2004.

THERAGENICS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 2, 2005
(Unaudited)

CP Medical is a manufacturer and supplier of innovative wound closures and other medical products such as sutures, cardiac pacing cables, and brachytherapy needles/spacers/sleeves sold in the professional surgical and veterinary fields. The transaction established a new growth platform for the Company within the field of medical devices and also serves to diversify the Company’s product offerings within its core brachytherapy business. Consolidated results of operations for the nine months ended October 2, 2005 include the results of CP Medical since May 7, 2005, the first date after the closing of the acquisition.

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

THERAGENICS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 2, 2005
(Unaudited)

	Pro Forma
	Three Months Ended		Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004

Total revenue	$12,002	$10,787	$36,526	$31,737
Net loss	$(27,238)	$(977)	$(28,848)	$(2,683)
Net loss per share, basic	$(0.85)	$(0.03)	$(0.93)	$(0.09)
Net loss per share, diluted	$(0.85)	$(0.03)	$(0.93)	$(0.09)

NOTE D - RESTRUCTURING

On August 11, 2005, the Company announced a restructuring that resulted in the closure of the plasma separation process facility in Oak Ridge, Tennessee, ended the research and development activities related to the vascular, macular degeneration and breast cancer areas, and eliminated production of radiochemical products. Curtailing these activities allowed the Company to shrink its asset base by shutting down six cyclotrons and closing the Newton Terrace Facility in Buford, Georgia. The objective of the restructuring is to sharpen the Company’s focus on its two main business segments; brachytherapy seeds and CP Medical products, as well as provide a more focused platform for continued diversification and expansion through acquisitions or other channels.

As a result, restructuring charges of $32,915,000 were recorded in the third quarter of 2005. These restructuring charges were comprised of one time, non-cash impairment charges totaling $28,789,000 which were related to the impairment of the PSP equipment and facilities in Oak Ridge, Tennessee, the Newton Terrace facility in Buford, Georgia, and six cyclotrons and related equipment and facilities; other one time, non-cash charges of $3,252,000, including the write off of inventory, other assets and contract termination costs related to the Oak Ridge land lease; and approximately $874,000 of severance, site exit and disposal costs and other expenses. Completion of the restructuring will take a period of months, and the Company expects to incur additional pre tax restructuring expenses during the fourth quarter of 2005 of approximately $700,000 to $900,000, and a further $1.4 million to $1.6 million during 2006. These future charges are expected to primarily relate to on-going site exit and disposal costs.

THERAGENICS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 2, 2005
(Unaudited)

A schedule of certain information related to these restructuring charges follows (in thousands):

	Total amount expected to be incurred	Amount incurred July 4, 2005 to October 2, 2005	Cumulative amount incurred through October 2, 2005

Impairment of long-lived assets	$28,789	$28,789	$28,789
Write off of inventory and other assets	1,757	1,757	1,757
Contract termination costs	1,495	1,495	1,495
Severance costs	919	699	699
Site exit and disposal costs	2,353	73	73
Other	122	102	102
	$35,435	$32,915	$32,915

A reconciliation of liabilities attributable to the restructuring follows (in thousands):

	Activity, 7/5/05 to 10/2/05
	Accrual at July 3, 2005	Charged to expenses	Other		Payments	Accrual at Oct 2, 2005
Contract termination costs	$-	$1,495	$72(a	)	$2	$1,565
Severance (b)	-	698	-		337	361
Site exit and disposal
disposal activities (c)	-	73	-		73	-

(a)	- previously recorded deferred rent balance attributable to Oak Ridge land lease.
(b)
- accrued severance is vested in accordance with severance agreements. Certain portions will be paid over time. Additional severance may be earned based on period of time affected employees remain during shut down period. Any additional severance will be expensed in the period in which it is earned.

(c)	- site exit and disposal activities related to Oak Ridge facilities are expensed as incurred.

The accrual for contract termination costs is included in other liabilities and the accrual for severance costs is included in accrued salaries, wages and payroll taxes in the accompanying consolidated balance sheet as of October 2, 2005.

Assets held for sale of approximately $3.4 million at October 2, 2005, represents the estimated fair market value of the Oak Ridge related equipment and facilities to be disposed of in connection with the restructuring. The Company is currently marketing these assets and the intent is to sell the assets as soon as possible. However, due to their nature, especially the real estate, market conditions and other factors may have an effect on the Company’s ability to sell these assets within one year.

THERAGENICS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 2, 2005
(Unaudited)

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

The Company and one of its distributors, Oncura, had been arbitrating claims arising in connection with the non-exclusive distribution agreement between the parties (the “Oncura Agreement”). As of April 9, 2005, the arbitration was settled by mutual consent of the parties. As part of the settlement, each party has dropped the claims it had been arbitrating against the other and the parties agreed to advance the termination of the Oncura Agreement to September 8, 2005.

From time to time the Company may be a party to claims that arise in the ordinary course of business, none of which, in the view of Management, is expected to have a material adverse effect on the consolidated financial position or results of operations of the Company.

NOTE F - ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company provides stock-based compensation under equity incentive plans approved by stockholders. The plans collectively provide for the granting of stock options, restricted stock and other equity incentives. As of October 2, 2005 there were 2,539,133 options and 138,177 restricted stock rights (representing from 77,152 to 225,355 shares depending on performance as described below) outstanding and 124,750 shares of Common Stock remaining available for issuance under the Company’s equity incentive plans (based on assumed vesting of outstanding rights at target performance level).

Stock option grants to date have been granted with an exercise price at least equal to 100% of market value on the date granted. Stock options granted to date provide for the expiration of options ten years from the date of grant and become exercisable over a three to five-year vesting period.

THERAGENICS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 2, 2005
(Unaudited)

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

Amortization of share-based compensation related to restricted shares issued to non-officer directors is included in selling, general and administrative expense in the accompanying consolidated statements of operations and totaled approximately $17,000 and $37,000 for the three and nine months ended October 2, 2005, respectively, and $8,000 and $23,000 for the three and nine months ended October 3, 2004, respectively.

Restricted Stock Rights Issued to Employees

In August 2004 the Board of Directors granted an aggregate of 48,000 restricted stock rights to executive management which vest on December 31, 2005, and in August 2005 the Board of Directors granted 10,000 restricted stock rights to a newly appointed executive officer that vests on December 31, 2006. Each right represents one share of common stock to be issued upon vesting.

The Company has also issued performance restricted stock rights to executive management as long-term incentives (the “Performance Stock Rights”). Under these long-term incentives, the number of shares issuable upon vesting of each Performance Stock Right will depend on the Company’s stock price appreciation plus dividends paid (total shareholder return, or “TSR”) relative to the total shareholder return of an industry peer group based on a fixed schedule over a three year period. Each Performance Stock Right represents the right to a minimum of 0.30 of a share of common stock provided that the executive remains in the Company’s employ as of the vesting date, and a maximum of two shares of common stock. Performance Stock Rights may, but will not necessarily, be prorated for executive managers who commence participation in this long-term incentive subsequent to the grant date. The Performance Stock Rights become fully vested at the target achievement level upon a change of control. If an employee terminates employment under certain circumstances or dies or becomes disabled, the employee will be entitled to a pro rata number of shares measured at the end of the performance period. A summary of Performance Stock Rights granted as long-term incentives follows:

3 Year	Vesting	Common Shares issuable
TSR period	date	Minimum	Maximum

2004-2006	12/31/06	13,052	87,018
2005-2007	12/31/07	13,099	87,336

THERAGENICS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 2, 2005
(Unaudited)

Amortization of share-based compensation related to restricted stock rights and performance restricted stock rights issued to employees is included in selling, general and administrative expense in the accompanying consolidated statements of operations and totaled approximately $47,000 and $126,000 for the three and nine months ended October 2, 2005, respectively and $37,000 and $37,000 for the three and nine months ended October 3, 2004, respectively.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS 148”). SFAS 148 amends Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirement of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock-based compensation for employees under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and elected the disclosure-only alternative under SFAS 123. Compensation related to issuance of restricted stock is base on the fair value of the underlying stock at the date of grant, amortized over the vesting period. Compensation related to performance restricted stock rights is recorded on the number of shares expected to be issued based on the expected outcome of the performance criteria, and the fair value of the underlying stock at the date of grant, amortized over the vesting period. No stock-based compensation cost related to options issued to employees is included in net earnings, as all such options granted have an exercise price equal to the market value of the stock on the date of grant. In accordance with SFAS 148, the following table presents the effect on net earnings and net earnings per share had compensation cost for the Company's stock plans been determined consistent with SFAS 123 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Net loss, as reported	$(27,238)	$(1,122)	$(28,770)	$(3,022)
Add: Stock-based compensation as reported, net of related tax benefit	53	27	133	38
Less: Stock-based compensation expense determined under fair value method for all stock options, net of related tax benefit	(79)	(149)	(212)	(404)
Pro forma net loss	$(27,264)	$(1,244)	$(28,849)	$(3,388)

Basic net loss per common share:
As reported	$(0.85)	$(0.04)	$(0.93)	$(0.10)
Pro forma	$(0.85)	$(0.04)	$(0.93)	$(0.11)
Diluted net loss per common share:
As reported	$(0.85)	$(0.04)	$(0.93)	$(0.10)
Pro forma	$(0.85)	$(0.04)	$(0.93)	$(0.11)

THERAGENICS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 2, 2005
(Unaudited)

Fair value was calculated on the grant dates using the Black-Scholes options-pricing model with the following assumptions for options issued during the nine months ended October 2, 2005 and October 3, 2004. The Company did not grant any options during the three months ended October 2, 2005 and October 3, 2004.

	Nine Months Ended
	October 2, 2005	October 3, 2004
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	45.8%	64.1%
Risk-free interest rate	3.0%	3.2%
Expected life of option (years)	3.1	5.4

NOTE G - SEGMENT REPORTING AND MAJOR CUSTOMERS

Segment Reporting

The Company operates in two segments, the brachytherapy seed segment and the CP Medical wound closure and medical products segment. The brachytherapy seed segment is comprised of the Company’s TheraSeed® and I-Seed products as well as related products and services. CP Medical is the manufacturer and supplier of innovative sutures, cardiac pacing cables, brachytherapy needles/spacers/sleeves, and other related medical products sold in the professional surgical and veterinary fields. The following tables provide information concerning these two segments for the three and nine months ended October 2, 2005 and October 3, 2004 and as of October 2, 2005 and December 31, 2004 (amounts in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Revenues
Brachytherapy seed	$9,076	$8,283	$27,889	$24,882
CP Medical	2,926	-	5,024	-
	$12,002	$8,283	$32,913	$24,882

Operating income/(loss)
Brachytherapy seed	$(33,585)	$(2,211)	$(37,182)	$(5,604)
CP Medical	602	-	1,107	-
	$(32,983)	$(2,211)	$(36,075)	$(5,604)

Capital expenditures
Brachytherapy seed	$114	$736	$270	$2,287
CP Medical	47	-	68	-
	$161	$736	$338	$2,287

Depreciation and amortization
Brachytherapy seed	$1,632	$1,749	$5,143	$5,209
CP Medical	203	-	344	-
	$1,835	$1,749	$5,487	$5,209

THERAGENICS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 2, 2005
(Unaudited)

	October 2,	December 31,
	2005	2004

Identifiable assets
Brachytherapy seed	$120,656	$148,678
CP Medical	28,466	-
Intersegment eliminations	(27,347)	-
	$121,775	$148,678
Goodwill
Brachytherapy seed	$2,578	$2,578
CP Medical	15,150	-
	$17,728	$2,578
Other intangible assets
Brachytherapy seed	$106	$124
CP Medical	6,547	-
	$6,653	$124

All of the Company’s assets are located within the United States. Revenue outside the United States was not material for the three and nine months ended October 2, 2005 and October 3, 2004.

Major Customers

Sales to Bard and Oncura represented 68.2% and 79.5% of total brachytherapy seed product revenue for the three months ended October 2, 2005 and October 3, 2004, respectively. Sales to Bard and Oncura represented 73.0% and 81.1% of total brachytherapy seed product revenue for the nine months ended October 2, 2005 and October 3, 2004, respectively. During the three months ended October 2, 2005, Bard was the only customer accounting for more than 10% of brachytherapy seed revenue. During the three months ended October 3, 2004, and during the nine months ended October 2, 2005 and October 3, 2004, Bard and Oncura were the only customers that exceeded 10% of brachytherapy seed revenue.

Accounts receivable from Bard and Oncura represented approximately 44.8% and 73.5% of gross consolidated accounts receivable at October 2, 2005 and December 31, 2004, respectively. No customer represented more than 10% of gross consolidated accounts at October 2, 2005 other than Bard. No customer represented more than 10% of gross consolidated accounts receivable at December 31, 2004 other than Bard and Oncura.

NOTE H - INCOME TAXES

Primarily as a result of the restructuring charges incurred in the third quarter of 2005, the Company generated a net deferred tax asset of approximately $6.6 million at October 2, 2005. Due to the recent history of operating losses, and uncertainties surrounding the projection of future taxable income sufficient to recognize these deferred tax assets, a valuation allowance for the full amount of the net deferred tax asset has been recorded, reducing the income tax benefit recognized in the 2005 periods. The valuation allowance for any net deferred tax asset is evaluated each reporting period.

THERAGENICS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 2, 2005
(Unaudited)

NOTE I - NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 clarifies that certain items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB No. 43. In addition, SFAS 151 requires that allocation of fixed production overhead to the cost of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. While the Company is still evaluating the impact of this statement, it does not currently believe it will have a material impact on its financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-based Payments (“SFAS 123R”), which replaces the prior SFAS No. 123, Accounting for Stock-based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements based on the grant date fair value of the award, and recognized over the period during which an employee is required to provide services, usually the vesting period. SFAS 123R is effective for the Company beginning January 1, 2006. While the Company is still evaluating the impact of this statement, it does not currently believe it will have a material impact on its financial statements.

In December 2004, the FASB issued Statement of Financial Account Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS 153”), and is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The Company is currently evaluating SFAS 153, but does not believe it will have a material impact on its financial statements.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, Application of FASB Statement No. 109, "Accounting for Income Taxes," to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 . The Company does not expect the adoption of these new pronouncements to have a material impact on its financial statements.

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

THERAGENICS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 2, 2005
(Unaudited)

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

NOTE J - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes intangible assets of the Company as of October 2, 2005 and December 31, 2004 (in thousands):

	October 2, 2005		December 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Goodwill	$17,728	$-	$2,578	$-
Customer relationships	3,500	162	-	-
Non-compete agreements	1,269	129	-	-
Trade names	1,700	-	-	-
Developed technology	360	21	-	-
Patents	329	193	298	174
	$24,886	$505	$2,876	$174

Amortization expense was $193,000 and $330,000 for the three and nine months ended October 2, 2005, respectively. Amortization expense was $6,000 and $18,000 for the three and nine months ended October 3, 2004, respectively.

NOTE K - REVENUE RECOGNITION

Revenue from product sales are recognized upon shipment and products are generally not returnable. Licensing fees are recognized in the periods to which they relate.

NOTE L - RECLASSIFICATIONS

Certain amounts included in the 2004 financial statements have been reclassified to conform to the 2005 presentation. These reclassifications are not material.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Theragenics Corporation® is a medical device company serving the cancer treatment and surgical markets, including TheraSeed®, its premier palladium-103 prostate cancer treatment device, and wound closure and other medical products through its CP Medical subsidiary. The Company also manufactures and distributes I-Seed, its iodine-125 based prostate cancer treatment device. Theragenics® is the world’s largest producer of palladium-103, the radioactive isotope that supplies the therapeutic radiation for its TheraSeed® device. Physicians, hospitals and other healthcare providers, primarily located in the United States, utilize the TheraSeed® device. The TheraSeed® device has also been approved for marketing throughout the member countries of the European Union by obtaining its CE Mark, though sales in Europe have not been significant. The majority of sales are channeled through one third-party distributor. The Company also sells its TheraSeed® devices directly to physicians.

On May 6, 2005, the Company acquired CP Medical Corporation (“CP Medical”) for approximately $25.3 million, including $19.0 million in cash and 1,885,370 shares of common stock valued at approximately $6.3 million. The Company also incurred approximately $1.5 million in direct transaction costs.

CP Medical is a manufacturer and supplier of innovative wound closures and other medical products such as sutures, cardiac pacing cables, and brachytherapy needles/spacers/sleeves sold in the professional surgical and veterinary fields. Historically, CP Medical has generated the majority of its revenue in the wound closure market, an estimated $2.0 billion annual market worldwide and an estimated $1.2 billion annual market in the United States. During 2004, approximately 70% of CP Medical’s revenue was generated in the veterinary wound closure market, an estimated $50 million annual market in the United States, and approximately 15% of revenue was generated in the brachytherapy market. The transaction established a new growth platform for the Company within the field of medical devices and also serves to diversify the Company’s product offerings within its core brachytherapy business. Consolidated results of operations for the nine months ended October 2, 2005 include the results of CP Medical since May 7, 2005, the first date after the closing of the acquisition.

During the third quarter of 2005 a plan to restructure the Company was implemented. This plan was announced on August 11, 2005. The restructuring resulted in the closure of the plasma separation process facility in Oak Ridge, Tennessee, ended the research and development activities related to the vascular, macular degeneration and breast cancer areas, and eliminated production of radiochemical products. Curtailing these activities allowed the Company to shrink its asset base by shutting down six cyclotrons and closing the Newton Terrace Facility in Buford, Georgia. The objective of the restructuring is to sharpen the Company’s focus on its two main business segments; brachytherapy seeds and CP Medical products, as well as provide a more focused platform for continued diversification and expansion through acquisitions or other channels. As a result, restructuring charges of approximately $32.9 million were recorded in the third quarter of 2005, including approximately $32.0 million of one time, non cash charges. See “Restructuring”below.

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

Restructuring

On August 11, 2005, the Company announced a restructuring that resulted in the closure of the plasma separation process facility in Oak Ridge, Tennessee, ended the research and development activities related to the vascular, macular degeneration and breast cancer areas, and eliminated production of radiochemical products. Curtailing these activities allowed the Company to shrink its asset base by shutting down six cyclotrons and closing the Newton Terrace Facility in Buford, Georgia. The objective of the restructuring is to sharpen the Company’s focus on its two main business segments; brachytherapy seeds and CP Medical products, as well as provide a more focused platform for continued diversification and expansion through acquisitions or other channels.

As a result, restructuring charges of approximately $32.9 million were recorded in the third quarter of 2005. These restructuring charges were comprised of one time, non-cash impairment charges totaling $28.8 million which were related to the impairment of the PSP equipment and facilities in Oak Ridge, Tennessee, the Newton Terrace facility in Buford, Georgia, and six cyclotrons and related equipment and facilities; other one time, non-cash charges of $3.2 million, including the write off of inventory and other assets, and contract termination costs related to the Oak Ridge land lease; and $900,000 of severance, site exit and disposal, and other costs. Completion of the restructuring will take a period of months, and the Company expects to incur additional pre-tax restructuring expenses during the fourth quarter of 2005 of approximately $700,000 to $900,000, and a further $1.4 million to $1.6 million during 2006. These future charges are expected to primarily relate to on going site exit and disposal costs.

During 2005 the restructuring is expected to generate pre-tax operating expense savings of approximately $1.9 million to $2.2 million, including cash savings of approximately $1.1 million to $1.3 million. The significant portion of these savings is expected to occur in the fourth quarter, having just implemented the restructuring in the third quarter. Beginning in 2006, the restructuring is expected to generate pre-tax operating expense savings of approximately $6.5 million to $7.0 million annually, including pre-tax cash savings of approximately $4.0 million to $4.4 million annually. On a pre-tax net cash flow basis, the restructuring is expected to require approximately $300,000 to $700,000 in cash in 2005, and produce a positive pre-tax cash flow impact of approximately $2.4 million to $3.0 million in 2006.

The Company intends on disposing of the assets idled by the restructuring. The Company does not expect to be able to sell its leasehold interest in the PSP equipment because of its highly specialized nature and the classification and export control regulations applicable to this technology. However, the Company is actively marketing its interest in its Oak Ridge real estate and the intellectual property generated by the curtailed R&D programs. Assets held for sale of approximately $3.4 million are included in the accompanying consolidated balance sheet at October 2, 2005.

Results of Operations

Consolidated revenue for the three months ended October 2, 2005 was $12.0 million, consisting of sales in the brachytherapy seed segment of $9.1 million and sales at CP Medical of $2.9 million. This represents an increase of $3.7 million, or 44.9%, over revenue in the third quarter of 2004, and an increase in brachytherapy seed revenue of $800,000, or 9.6% over the 2004 period (revenue for the third quarter of 2004 was $8.3 million). Revenue for the nine months ended October 2, 2005 was $32.9 million, consisting of sales in the brachytherapy seed segment of $27.9 million and sales at CP Medical of $5.0 million (revenue for the comparable nine month period in 2004 was $24.9 million). This represents an increase of $8.0 million, or 32.3%, over the first nine months of 2004 and an increase in brachytherapy seed revenue of $3.0 million, or 12.1%, over the comparable 2004 period. Total revenue from sales to direct customers (TheraSeed® and I-Seed) was 30.5% and 26.5% of total brachytherapy seed product revenue during the three and nine months ended October 2, 2005, respectively, compared to 20.3% and 18.8% of total brachytherapy seed product revenue during the three and nine months ended October 3, 2004, respectively. The average selling price of the TheraSeed® device during the 2005 periods was comparable to the average selling price during the 2004 periods. Management believes that the increases in brachytherapy revenue are a result of the efforts of the Company’s direct sales force and its direct to consumer advertising programs.

Currently, the Company has a non-exclusive distribution agreement in place with C. R. Bard (“Bard”) for the distribution of the TheraSeed® device, which is effective through December 31, 2006 (the “Bard Agreement”). . The Company also had a non exclusive distribution agreement in place with Medi-Physics, Inc., formerly d/b/a Nycomed Amersham and now part of Oncura, a company formed by a merger of the brachytherapy business of Amersham plc and Galil Medical Ltd. (the “Oncura Agreement”). In December 2004, Oncura notified the Company that it would not be renewing its distribution agreement effective December 31, 2005 and subsequently, the Oncura Agreement was terminated effective September 8, 2005 (see below). Sales to Oncura during the three and nine months ended October 2, 2005 declined by 55.4% and 36.5%, respectively, compared to the corresponding periods of 2004.

The Company and Oncura had been arbitrating claims arising in connection with the Oncura Agreement and on April 9, 2005, the arbitration was settled by mutual consent of the parties. As part of the settlement, each party has dropped the claims it had been arbitrating against the other and the parties agreed to advance the termination of Oncura’s distribution agreement for TheraSeed® to September 8, 2005. The Company’s direct sales force and C.R. Bard, its other distributor, have aggressively marketed TheraSeed®to customers of Oncura in an effort to retain the business. Subsequent to the termination of the Oncura Agreement on September 8, 2005, approximately 85% of the TheraSeed® unit volume from former Oncura customers has been retained (based on comparison to the average weekly volume for sales to such customers for the first ten months of 2004). While the Company believes that a significant portion of the customers previously supplied through Oncura will continue to order TheraSeed®, some of these customers may not and accordingly transition issues may affect sales. To the extent that the Company is able to convert customers of Oncura to direct customers, margins would be improved on these particular sales.

In addition to the impact of the termination of the Oncura Agreement, management believes that the brachytherapy industry continues to be affected by competition from alternative therapies, changes and uncertainties regarding Medicare reimbursement, declining prices for iodine-125 and palladium-103 seeds, competitors’ selling tactics and the effects of consolidation in the industry. At any point in time, Theragenics® and/or its non-exclusive distributors may change their respective pricing policies for the TheraSeed® or I-Seed (in the case of Theragenics®) device in order to take advantage of market opportunities or respond to competitive situations.  Responding to market opportunities and competitive situations could have an adverse effect on average selling prices and could have a favorable effect or prevent an unfavorable effect on market share and volumes. Conversely, the Company and its non-exclusive distributor could individually and independently decide to maintain per unit pricing under certain competitive situations that could adversely affect current or potential market share and volumes.

Licensing fees revenue represents licensing payments for the Company’s TheraSphere® technology. Such licensing fees are not expected to become material in the foreseeable future.

Cost of sales was $6.8 million during the three months ended October 2, 2005, resulting in a gross profit margin of 43.1%, compared with cost of sales of $3.3 million and a gross profit margin of 60.4% during the three months ended October 3, 2004. Cost of sales was $17.9 million during the nine months ended October 2, 2005, resulting in a gross profit margin of 45.7%, compared with cost of sales of $10.1 million and a gross profit margin of 59.2% during the nine months ended October 3, 2004. Included in cost of sales for the three and nine months ended October 2, 2005, was $1.8 million and $2.8 million, respectively, of cost of sales associated with CP Medical. The decreased gross margin during 2005 was due primarily to a decrease of $1.3 million and $2.6 million in the amount of palladium-103 material produced and used to support research and development efforts during the three and nine months ended October 2, 2005, respectively, compared to the corresponding periods of 2004. These fixed costs associated with the palladium-103 cyclotron production base remained in cost of sales during 2005. Additionally, $350,000 and $1.2 million of production costs were capitalized during the three and nine months ended October 3, 2004, respectively, associated with the first production of palladium-102 material using the PSP technology at the Company’s Oak Ridge, Tennessee facility. As a result of the cessation of production of palladium-102 during the fourth quarter of 2004, no production costs were capitalized during the three and nine months ended October 2, 2005. The gross margin in 2005 was favorably impacted by the considerable fixed cost component of Theragenics’® operations in combination with increased revenue during the 2005 periods. Going forward, the recent restructuring is expected to have a positive impact on margins.

Selling, general and administrative (“SG&A”) expense was $4.4 million during the three months ended October 2, 2005, compared to $4.5 million during the three months ended October 3, 2004, a decrease of $100,000 or 1.1%. SG&A expense was $14.8 million during the nine months ended October 2, 2005, compared to $13.0 million during the nine months ended October 3, 2004, an increase of $1.8 million or 14.0%. In the third quarter of 2005, SG&A expense included $556,000 of SG&A at CP Medical, offset primarily by a reduction in advertising and legal expenses as compared to the third quarter of 2004. The increase for the nine month period of 2005 over 2004 was primarily attributable to $1.1 million of SG&A for CP Medical, approximately $1.0 million of severance expenses not related to the restructuring, and increased legal and other costs associated with the now settled arbitration with Oncura, the former distributor. These increases were slightly offset by a decrease in advertising expenses for the 2005 period. The Company expects to continue to invest in its direct sales force and that direct to consumer advertising activities will increase in the fourth quarter.

Research and development (“R&D”) expense decreased to $823,000, or approximately 6.9% of revenue, during the three months ended October 2, 2005, from $2.7 million, or approximately 33.2% of revenue, during the three months ended October 3, 2004. R&D expense decreased to $3.4 million, or approximately 10.3% of revenue, during the nine months ended October 2, 2005, from $7.3 million, or approximately 29.5% of revenue, during the nine months ended October 3, 2004. Included in R&D expense for the three and nine months ended October 2, 2005 was approximately $19,000 and $26,000, respectively, of R&D expense associated with CP Medical. The Company was previously conducting clinical trials related to the use of palladium-103 for the prevention of restenosis or renarrowing of arteries following treatment of peripheral vascular disease by percutaneous transluminal angioplasty (the “TheraP trial”), and clinical trials related to the use of palladium-103 to treat exudative (wet) age related macular degeneration (the “TheraSight trial”). The decrease in R&D expense during 2005 was primarily attributable to decreases of $1.3 million and $2.6 million in the amount of palladium-103 material produced and used in these research and development efforts during the three and nine months ended October 2, 2005, respectively, compared to the corresponding periods of 2004. Additionally, a reduction of other R&D costs occurred due to the completion of the TheraP trial during the second quarter of 2005 and delays in enrolling patients in the TheraSight trial. In connection with the recent restructuring, all activities related to the TheraP trial have been discontinued, and activities related to the TheraSight trial have been curtailed. Looking forward, the only activity expected related to these programs is the treatment of patients that have enrolled in the TheraSight trial by October 31, 2005, and the follow up of all patients treated in the TheraSight trial, in accordance with the FDA-approved protocol for this trial.

Other income, comprising interest income and non-operating expenses, was $288,000 during the three months ended October 2, 2005 compared to $355,000 during the three months ended October 3, 2004. Other income was $911,000 during the nine months ended October 2, 2005 compared to $785,000 during the nine months ended October 3, 2004. The decrease during the third quarter of 2005 is primarily the result of a decrease in the amount of invested funds during 2005 as a result of the acquisition of CP Medical partially offset by better returns on the Company’s investments as a result of higher interest rates in 2005 compared to 2004. The increase in the nine months ended October 2, 2005 is primarily the result of better returns on the Company’s investments as a result of higher interest rates in 2005 compared to 2004, partially offset by a decrease in the amount of invested funds during 2005 as a result of the acquisition of CP Medical. The Company’s investments consist primarily of short-term cash investments and high-credit quality corporate and municipal obligations, in accordance with the Company’s investment policies. Funds available for investment have and will continue to be utilized for the Company’s current and future expansion programs, R&D activities, and strategic opportunities for growth and diversification. As funds continue to be used for these programs and activities, and as interest rates continue to change, management expects other income to fluctuate accordingly.

The Company’s effective income tax rate was a benefit of 16.7% during the three months ended October 2, 2005 compared to a benefit of 39.5% during the three months ended October 3, 2004. The Company’s effective income tax rate was a benefit of 18.2% during the nine months ended October 2, 2005 compared to a benefit of 37.3% during the nine months ended October 3, 2004. Primarily as a result of the restructuring charges incurred during the third quarter of 2005, the Company generated approximately $6.6 million of net deferred tax assets at October 2, 2005. The recent history of operating losses incurred by the Company and uncertainties surrounding the projection of future taxable income sufficient to recognize these deferred tax assets has resulted in a valuation allowance recorded for the full amount of the net deferred tax assets, reducing the income tax benefit recognized in the 2005 periods. The Company’s income tax rate in each period also differed from statutory rates primarily due to the recognition of tax credits generated by the Company’s investments in its expansion projects, research activities and tax-exempt interest income.

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

Property, plant and equipment. Property, plant and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of such assets. The Company’s estimates can result in differences from the actual useful lives of certain assets. As of October 2, 2005, the Company owned and operated eight cyclotrons, the first of which entered service in 1998. Each of the Company’s cyclotrons is depreciated using an estimated 10-year life. Management’s estimate of the useful life of these cyclotrons is based on the Company’s experience to date with these cyclotrons. Based on experience gained relative to the operation, refurbishment, and maintenance of the cyclotrons, Management believes there is a substantive basis for the current depreciable lives of the cyclotrons.

Management will continue to periodically examine estimates used for depreciation for reasonableness. If the Company should determine that the useful life of property, plant or equipment should be shortened or lengthened, depreciation expense would be adjusted accordingly for the remaining useful life/(lives) of the identified asset/(s).

Management assesses the impairment of its depreciable assets whenever events or circumstances indicate that such assets might be impaired. In the event the expected undiscounted future cash flow attributable to the asset is less than the carrying value of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. The estimation of fair value, whether in conjunction with an asset to be held and used or with an asset held for sale, also involves judgment. During the third quarter of 2005 the Company recorded impairment charges of approximately $28.8 million related to the PSP facility, the Newton Terrace facility, six cyclotrons and other related long-lived assets. The impairment charge reflects the excess of these assets carrying value over their fair value as a result of the restructuring actions taken during the third quarter of 2005. See “Restructuring”above.

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

The Company accounts for goodwill and other intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized to expense and must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that such assets might be impaired. The first step of the impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill and intangible assets with indefinite lives. If fair value exceeds book value, goodwill is considered not impaired, and the second step of the impairment test is unnecessary. If book value exceeds market value, the second step of the impairment test is preformed to measure the amount of impairment loss, if any. For this step the implied fair value of the goodwill is compared with the book value of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to that excess. Any loss recognized cannot exceed the carrying amount of goodwill. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited once the measurement of that loss is completed. The Company completed its annual goodwill impairment assessment associated with the I-Seed business as of November 28, 2004 and determined that goodwill was not impaired and no impairment charge was recorded. The Company will complete an impairment assessment of the CP Medical and I-Seed goodwill during the fourth quarter of 2005.

Intangible assets with definite lives are being amortized and this amortization is included in the accompanying consolidated statements of operations.

Allowance for doubtful accounts. Management judgments and estimates are made and used in connection with establishing an allowance for the possibility that portions of our accounts receivable balances may become uncollectable. Accounts receivable are reduced by this allowance. Specifically, Management analyzes accounts receivable in relation to current economic trends and changes in our customer payment history in establishing this allowance. The accounts receivable balance, net of the provision for trade accounts receivables allowance of $481,000, was approximately $7.5 million as of October 2, 2005.

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

Valuation allowance for deferred tax assets. A full valuation reserve related to a $6.6 million net deferred tax asset has been provided as of October 2, 2005. In the future, if sufficient evidence of the Company’s ability to generate adequate future taxable income becomes apparent, the valuation allowance may be required to be reduced, resulting in income tax benefits in the consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and assesses the need for the valuation allowance each reporting period.

Liquidity and Capital Resources

The Company had cash, short-term investments and marketable securities of $43.9 million at October 2, 2005, compared to $62.3 million at December 31, 2004. Cash and short-term investments were $9.1 million at October 2, 2005 compared to $26.2 million at December 31, 2004. Marketable securities were $34.8 million at October 2, 2005 compared to $36.1 million at December 31, 2004. Marketable securities consist primarily of short-term cash investments and high-credit quality corporate and municipal obligations, in accordance with the Company’s investment policies. The aggregate decrease in cash, short-term investments and marketable securities was primarily the result of the acquisition of CP Medical (see “Overview” above).

Working capital was $59.9 million at October 2, 2005 (including assets held for sale of $3.4 million), compared to $72.6 million at December 31, 2004. The Company also has a Credit Agreement with a financial institution that provides for revolving borrowings of up to $40.0 million, including a $5.0 million sub-limit for letters of credit, through a credit facility which expires on October 29, 2006. No borrowings were outstanding under the Credit Agreement as of October 2, 2005. Letters of credit totaling $933,000 were outstanding under the Credit Agreement as of October 2, 2005. These letters of credit represent decommission funding required by the Georgia Department of Natural Resources and a utility deposit to the City of Oak Ridge, Tennessee in connection with the PSP facility. The Credit Agreement is unsecured, but provides for a “springing lien” to be established on substantially all of the assets of the Company (subject to certain exceptions) in the event certain events of default occur under the Credit Agreement. The Credit Agreement, as amended, contains representations and warranties, as well as affirmative, reporting and negative covenants, customary for financings of this type. Among other things, certain provisions of the Credit Agreement limit the incurrence of additional debt and require the maintenance of certain financial ratios and tests.

Cash provided by operations was $2.4 million during the nine months ended October 2, 2005 compared to cash used by operations of $793,000 during the nine months ended October 3, 2004. Cash used by or generated from operations consists of net earnings/(loss) plus non-cash expenses such as depreciation, amortization, and changes in balance sheet items such as accounts receivable, inventories, prepaid expenses and payables. Accounts receivable increased approximately $465,000 during the first nine months of 2005 as a result of increased revenue during the third quarter of 2005 compared to the fourth quarter of 2004 and the timing of payments received from the Company’s distributors. Prepaid expenses and other current assets decreased $349,000 during the first nine months of 2005 primarily as a result of the timing of prepayments under the Company’s advertising and group health insurance programs in the third quarter of 2005 compared to the fourth quarter of 2004. Trade accounts payable decreased $638,000 during the first nine months of 2005 due primarily to the final payment made under a $570,000 purchase agreement of the Company with a contractor for the design and manufacture of certain equipment. Accrued salaries, wages and payroll taxes increased $514,000 during the first nine months of 2005 due primarily to the timing of the Company’s payroll cycle and the accrual of incentive compensation.

Capital expenditures totaled $338,000 and $2.3 million during the first nine months of 2005 and 2004, respectively. The spending during 2004 was related to equipment placed in service during the first quarter of 2005 that allows the Company to provide seed loading and sterilization services. During the first nine months of 2004, the Company made the final payment of $1.0 million as part of the Company’s purchase of the U.S. iodine-125 prostate brachytherapy business of BEBIG (see “Overview” above). The Company procured an automated production line as part of the agreement that became operational during the first quarter of 2004.

In connection with the recent restructuring (see “Restructuring” above) the Company incurred net pre-tax cash expenditures of approximately $874,000 during the third quarter of 2005, primarily related to severance costs and site exit and disposal activities, and expects further pre-tax cash expenditures of approximately $700,000 to $900,000 during the fourth quarter of 2005 and $1.4 million to $1.6 million during 2006. The Company expects pre-tax cash savings of approximately $1.1 million to $1.3 million during 2005 and approximately $4.0 million to $4.4 million in 2006 (see “Restructuring”above).

On May 6, 2005, the Company acquired CP Medical Corporation (“CP Medical”) for approximately $25.3 million, including $19.0 million in cash and 1,885,370 shares of common stock valued at approximately $6.3 million. The Company also incurred approximately $1.5 million in direct transaction costs.

Cash could also be used in 2005 for increased marketing and TheraSeed®support activities, support for CP Medical growth and in the pursuit of additional diversification efforts such as the purchase of technologies, products or companies.

Cash provided by financing activities was $112,000 and $88,000 in the first nine months of 2005 and 2004, respectively, consisting of cash proceeds from the exercise of stock options and the Company’s Employee Stock Purchase Plan.

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

On July 25, 2005, CMS published its proposed rule on the OPPS for calendar year 2006.  There are no changes proposed in reimbursement policy for brachytherapy seeds/sources for 2006, although some reductions are proposed for hospital payments for procedures required to implant brachytherapy seeds.  CMS' final rule is still pending.  Additionally, the GAO study referred to above may have an effect on the reimbursement level for seeds beginning January 1, 2007. Any new reimbursement policies may have an adverse effect on utilization of the Company's brachytherapy products.

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

Due to the fact that the Medicare rules governing coding of brachytherapy seeds/sources and the procedures required to implant seeds have undergone significant change during the past few years, and are likely to continue to undergo additional changes, the Company believes that Medicare reimbursement may continue to create confusion for hospitals and doctors going forward. In that regard, Management continues to closely monitor any effects of the reimbursement structure on the brachytherapy market as it continues to evaluate pricing, marketing and distribution strategies. The Company continues to engage a consulting firm specializing in reimbursement practices to help communicate brachytherapy reimbursement guidelines to customers. Medicare’s OPPS reimbursement levels for the procedures performed during prostate brachytherapy could influence the utilization of brachytherapy seeds, including the Company’s brachytherapy products.

Forward Looking and Cautionary Statements

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding sales, marketing and distribution efforts, the Company’s direct sales organization, including, but not limited to, its growth and effectiveness, third-party reimbursement, CMS policy, sales mix, effectiveness and continuation of non-exclusive distribution agreements, pricing for the TheraSeed® and I-Seed devices, future cost of sales, R&D efforts and expenses, inventory investment, SG&A expenses, other income, potential new products and opportunities, the development of new markets and technologies, execution of restructuring plans, estimated impairment and other restructuring expenses, expected operating expense savings and associated cash expenditures and savings, Theragenics’® plans and strategies for diversification, and the sufficiency of the Company’s liquidity and capital resources. From time to time, the Company may also make other forward-looking statements relating to such matters as well as statements relating to anticipated financial performance, business prospects, technological developments, other research and development activities and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with research and development activities, including risks associated with new product development cycles, including changes in the competitive landscape, effectiveness and execution of marketing and sales programs of Theragenics® and its non-exclusive distributor, risks associated with customer distribution concentration and potential changes in distributor relationships, potential costs and delays in capacity expansion and start-up, the iodine-125 product line, actual or potential changes in product pricing, competitive conditions and selling tactics of the Company’s competitors, continued acceptance of TheraSeed® or the I-Seed devices by the market, management of growth, government regulation of the therapeutic radiological pharmaceutical and device business, potential changes in third-party reimbursement, risks associated with market development activities, risks associated with governmental regulations, changes in assumptions used in estimating restructuring charges and operating expense savings, and unforeseen costs and cash expenditures associated with the restructuring plan. All forward looking statements and cautionary statements included in this document are made as of the date hereby based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward looking statement or cautionary statement.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk exposure related to market risk sensitive financial instruments is not material. Letters of credit totaling approximately $933,000 were outstanding under the terms of the Credit Agreement as of October 2, 2005. No borrowings were outstanding under the Credit Agreement as of October 2, 2005.

Item 4.      Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended.

The Company acquired CP Medical on May 6, 2005. Since the date of acquisition, the Company has been focusing on analyzing, evaluating, and implementing changes in CP Medical’s procedures and controls to determine their effectiveness and to make them consistent with our disclosure controls and procedures. Prior to our acquisition of CP Medical, CP Medical was not required to prepare financial statements in accordance with generally accepted accounting principles. In addition, CP Medical was not previously required to maintain disclosure controls and procedures or maintain, document and assess internal control over financial reporting, in each case as required under the rules and regulation of the Securities and Exchange Commission. Accordingly, we expect that it will take several months to continue to analyze CP Medical’s procedures and controls and expect to make additional changes in those controls in the future. We have performed additional procedures to review accounting records and substantiate the financial information of CP Medical included in this report. CP Medical’s total revenues following the acquisition accounted for 15.3% of the Company’s total revenues for the nine months ended October 2, 2005.

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

Other than as described above with respect to the integration of CP Medical, no significant changes in the Company’s internal control over financial reporting during the Company’s third fiscal quarter were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting. Changes to processes, information technology systems, and other components of internal control over financial reporting resulting from the acquisition of CP Medical are expected as the integration proceeds.

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

/s/ Francis J. Tarallo
Francis J. Tarallo
Chief Financial Officer

Dated: November 8, 2005