Form 10-K
period 2005-12-31
THERAGENICS CORP
filed 2006-03-13
CIK 795551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
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
(770)271-0233

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

Common stock, $.01 par value, Together with associated Common Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive Proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.     Large accelerated filer ☐      Accelerated filer ☒      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, as determined by reference to the closing price of the Common Stock as reported on the New York Stock Exchange on July 1, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was $ 94,923,131.

As of March 6, 2006 the number of shares of Common Stock, $.01 par value, outstanding was 32,057,423.

Documents incorporated by reference: Proxy Statement for the registrant’s 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005, is incorporated by reference in Part III herein.

Part I

Item 1. BUSINESS

Overview

Theragenics Corporation®, incorporated under Delaware law in 1981, is a medical device company serving the cancer treatment and surgical markets with TheraSeed®, its premier palladium-103 prostate cancer treatment device, and wound closure and other medical products manufactured and sold through its CP Medical subsidiary. The Company also manufactures and distributes I-Seed, its iodine-125 based prostate cancer treatment device. Theragenics® is the world’s largest producer of palladium-103, the radioactive isotope that supplies the therapeutic radiation for its TheraSeed® device. Physicians, hospitals and other healthcare providers, primarily located in the United States, utilize the TheraSeed® device. The TheraSeed® device has also been approved for marketing throughout the member countries of the European Union by obtaining its CE Mark, though sales in Europe have not been significant. The majority of sales are channeled through one third-party distributor. The Company also sells its TheraSeed® devices directly to physicians.

On May 6, 2005, the Company acquired CP Medical Corporation (“CP Medical”) for approximately $26.7 million, including $20.6 million in cash and 1,840,458 shares of common stock valued at approximately $6.1 million.

CP Medical is a manufacturer and supplier of innovative wound closure and other medical products such as sutures, cardiac pacing cables, and brachytherapy needles, spacers and sleeves. CP Medical’s products have applications in urology, veterinary, cardiology, plastic surgery, dental, orthopedics, and other fields. Historically, CP Medical has generated the majority of its revenue in the wound closure market, an estimated $2.0 billion annual market worldwide and an estimated $1.2 billion annual market in the United States. During 2005, approximately 60% of CP Medical’s revenue was generated in the veterinary wound closure market, an estimated $50 million annual market in the United States. The transaction established a new growth platform for the Company within the field of medical devices and also serves to diversify the Company’s product offerings within its core brachytherapy business. Consolidated results of operations for the year ended December 31, 2005 include the results of CP Medical since May 7, 2005, the first date after the closing of the acquisition.

During the third quarter of 2005 a plan to restructure the Company was implemented. This plan was announced on August 11, 2005. See Restructuring below.

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

Restructuring

On August 11, 2005, the Company announced a restructuring that resulted in the closure of the Plasma Separation Process (“PSP”) facility in Oak Ridge, Tennessee, ending the research and development activities related to the vascular, macular degeneration and breast cancer areas, and the cessation of production of radiochemical products. Curtailing these activities allowed the Company to shrink its asset base by shutting down six cyclotrons and closing the Newton Terrace Facility in Buford, Georgia, as well as closing its PSP facility. The objective of the restructuring is to sharpen the Company’s focus on its two main business segments; brachytherapy seeds and CP Medical products, as well as provide a more focused platform for continued diversification and expansion through acquisitions or other channels.

As a result, restructuring charges of approximately $33.4 million were recorded in 2005. These restructuring charges were comprised of one time, non-cash impairment charges totaling $28.8 million which were related to the impairment of the PSP equipment and facilities in Oak Ridge, Tennessee, the Newton Terrace facility in Buford, Georgia, and six cyclotrons and related equipment and facilities; other one time, non-cash charges of $3.3 million, including the write off of inventory and other assets, and contract termination costs related to the Oak Ridge land lease; and $1.3 million of severance, site exit and disposal, and other costs. Completion of the restructuring will take a period of months, and the Company expects to incur additional pre-tax restructuring expenses during 2006 of approximately $1.4 million to $1.6 million. These future charges are expected to primarily relate to on going site exit and disposal costs.

During 2005 the restructuring generated pre-tax operating expense savings of approximately $2.3 million, including cash based savings of approximately $1.6 million. Beginning in 2006, the restructuring is expected to generate pre-tax operating expense savings of approximately $6.5 million to $7.0 million annually, including pre-tax cash savings of approximately $4.0 million to $4.4 million annually. On a pre-tax net cash flow basis, the restructuring is expected to produce a positive pre-tax cash flow impact of approximately $2.4 million to $3.0 million in 2006.

Description of the Business

Financial Information about Operating Segments and Geographic Areas

The Company operates in two segments; the brachytherapy seed segment and the CP Medical wound closure and medical products segment. The brachytherapy seed segment is comprised of the Company’s TheraSeed® and I-Seed products as well as related products and services. CP Medical is a manufacturer and distributor of wound closure and other medical products sold in the professional surgical and veterinary fields.

Information related to revenue from external customers, measure of profit and loss by segment, total assets by segment, and geographic areas, is contained in Note F to the consolidated financial statements included in Part IV of this report.

Brachytherapy Seed Business

Overview

Excluding skin cancer, prostate cancer is the most common form of cancer, and the second leading cause of cancer deaths, in men. The American Cancer Society estimates there will be 234,460 new cases of prostate cancer diagnosed and an estimated 27,350 deaths associated with the disease in the United States during 2006.

Prostate cancer incidence and mortality increase with age. Prostate cancer is found most often in men who are over the age of 50. About two out of every three prostate cancers are found in men over the age of 65. According to the American Cancer Society, approximately one man in six will be diagnosed with prostate cancer during his lifetime, although only one man in thirty-four will die of this disease. In addition to age, other risk factors are linked to prostate cancer, such as race, nationality, family history and diet.

According to the American Cancer Society, more than 90% of all prostate cancers are found in the local and regional stages (local means it is still confined to the prostate; regional means it has spread from the prostate to nearby areas, but not to distant sites such as other organs). The 5-year survival rate for men with prostate cancers found in the local and regional stages is nearly 100%. According to the American Cancer Society, among men diagnosed with prostate cancer, nearly 100% survive at least 5 years, 93% survive at least 10 years, and 77% survive at least 15 years.

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

Prostate cancer can be detected early by testing the amount of prostate-specific antigen (PSA) contained in a man’s blood, and by a digital rectal exam (DRE) performed by a physician. The PSA blood test determines the amount of prostate specific antigen present in the blood. PSA is found in a protein secreted by the prostate, and elevated levels of PSA can be associated with either prostatitis (a noncancerous inflammatory condition) or a proliferation of cancer cells in the prostate.

The American Cancer Society believes that doctors should offer the PSA blood test and DRE annually, beginning at age 50 to men who do not have any major medical problems and can be expected to live at least ten more years. Men at higher risk, including African-Americans and men with a close relative who had prostate cancer before age 65, should begin testing at age 45. Men at even higher risk, such as those who had several close relatives with prostate cancer at an early age, could begin testing at age 40.

Transrectal ultrasound tests and biopsies are typically performed on patients with elevated PSA readings to confirm the existence of cancer. Since 1990 it has become more common for men to have tests to detect prostate cancer early. The prostate cancer death rate has declined, but the American Cancer Society does not know if this decline is a result of testing. Studies in other countries suggest that these tests do lower the death rate.

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

If a biopsy discovers cancer, more testing is typically performed to determine whether the cancer has spread and if so, how far. Based on a man’s results from the DRE and PSA testing, and the Gleason score, other tests may be performed to stage the cancer. Staging is important because potential treatments and the outlook for recovery depend on the stage of the cancer. Additional tests may include bone and computed tomography scans, and magnetic resonance imaging.

“Staging” will determine the extent to which the cancer has spread, and most physicians use the American Joint Committee on Cancer staging system. In general terms, stages are expressed using Roman numerals 0 through IV (0 to 4), with a higher number generally meaning a more serious cancer.

Treatment Options - Brachytherapy Seed Business

In addition to brachytherapy, there are many treatment options for localized prostate cancer. Some therapies may be combined to address a specific cancer stage or patient need. For example, the TheraSeed® device has been used in combination with other therapies to treat some locally advanced cases of prostate cancer. When the cancerous tissue is not completely eliminated, the cancer typically returns to the primary site, often with metastases to other areas. The following is a summary of treatment options for prostate cancer other than seeding.

Radical Prostatectomy is the most common surgical procedure. Radical Prostatectomy (RP) involves the complete removal of the prostate gland and has been used for over 30 years in treating early-stage, localized tumors. RP typically requires a three-day average hospital stay and a lengthy recovery period (generally three to five weeks). Possible side effects include impotence and incontinence.

External Beam Radiation Therapy (EBRT) involves directing a beam of radiation at the prostate gland from outside the body to destroy tumorous tissue and has been a common technique for treating many kinds of cancer since the 1950s. Patients are usually treated five days per week in an outpatient center over a period of eight to nine weeks. Side effects include impotence, incontinence and rectal complications.

Newer forms of external beam radiation include three-dimensional conformal radiation therapy (3DCRT) and Intensity Modulated Radiation Therapy (IMRT). These treatments generally utilize x-rays, computerized mapping and other techniques to more accurately aim the radiation at the prostate. The objective is to minimize the risk of damage to healthy tissue caused by radiation. Conformal proton radiation is another new form of radiation therapy that uses a similar approach, but instead of using x-rays this technique focuses proton beams on the cancer. Protons typically cause little damage to tissues and may be able to deliver more radiation to the prostate. While preliminary results using these techniques have been promising, longer term results are needed. In addition, proton beam radiation is expensive and there are very few proton beam devices in the U.S. at this time.

Cryosurgery treats the cancer by freezing the cells with cold metal probes, destroying the prostate. Patients usually remain in the hospital for one to two days. Side effects may include soreness, swelling, impotence and incontinence. According to the American Cancer Society, physicians do not include cryosurgery among the first options they recommend for treating prostate cancer because of not knowing how well the method works over the long term.

Ancillary Therapies, primarily consisting of hormone therapy and chemotherapy, are used to slow the growth of cancer and reduce tumor size, but are generally not intended to be curative. Ancillary therapies are often used during advanced stages of the disease to extend life and relieve symptoms, and can have significant side effects. Drug therapy and chemotherapy require long-term, repeated administration of medication on an outpatient basis.

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

In addition to the treatment options described above, other forms of treatment and prevention, including drugs and other forms of radiation, may be developed and tested in clinical settings.

The Theragenics Solution - Brachytherapy Seed Business

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

Management believes the TheraSeed® device offers significant advantages over RP and EBRT including reduced incidence of side effects such as impotence and incontinence. Recent multi-year clinical studies indicate that seeding offers success rates for early-stage prostate cancer that are comparable to or better than those of RP or EBRT and is associated with reduced complication rates. In addition, brachytherapy is a one-time outpatient procedure with a typical two to three day recovery period. By comparison, RP is an inpatient procedure typically accompanied by an average three day hospital stay and a three to five week recovery period, and EBRT involves eight to nine weeks of daily radiation treatments.

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

The Company also offers the I-Seed device. This iodine-based device was acquired as part of the purchase of the U.S. iodine-125 prostate brachytherapy business from BEBIG during 2003. While management believes that palladium-103 continues to have certain advantages over iodine-125, including (i) higher dose rates; (ii) a shorter half life, which shortens the duration of some radiation induced side effects by two-thirds; and (iii) reduced radiation exposure to medical personnel in treatment follow-up, the purchase of the iodine product line enables the Company to compete more effectively for those direct customers who prefer to buy both seeds from a single source. The non-exclusive distributor of the TheraSeed® device has no distribution rights for the I-Seed device.

The I-Seed device is also a radioactive "seed" approximately 4.5 millimeters long and 0.8 millimeters wide, or roughly the size of a grain of rice. Each seed consists of biocompatible titanium that encapsulates a ceramic substrate containing the radioactive substance iodine-125. The half-life of iodine-125 is approximately 60 days. The half-life characteristics result in the loss of almost all radioactivity in approximately 20 months.

Treatment Protocol - Brachytherapy Seed Business

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

 Clinical Results - Brachytherapy Seed Business

Strong Efficacy Results. Clinical data indicates that seeding offers success rates for early-stage prostate cancer treatment that are comparable to or better than those of radical prostatectomy (RP) or external beam radiation therapy (EBRT). A number of published studies on the use of seeding in the treatment of early-stage prostate cancer have been very positive.

A twelve-year study published in the Volume 4, Issue 1 (2005) edition of the Journal Brachytherapy revealed that high-risk prostate cancer patients treated with brachytherapy using palladium-103 experienced greater success than patients treated with radical prostatectomy. The study was conducted by Dr. Jerrold Sharkey of the Urology Health Center in New Port Richey, Florida, Dr. Alan Cantor, et al and retrospectively reviewed 1,707 prostate cancer patients, treated from 1992 to 2004, 80% of whom were treated with brachytherapy and 20% of whom were treated with surgery. The study reported that high-risk patients treated with seeding showed an 88% cure rate compared to a 43% cure rate obtained from surgery at 12 years. The results for intermediate-risk patients reflected a success rate of 89% with seed therapy compared to a 58% success rate with surgery at 12 years and for low-risk patients the success rate for seeding was 99% compared to a 97% success rate with surgery at 10 years.

A twelve-year clinical study published in the 2004 Supplement of International Journal of Radiation Oncology Biology and Physics, reported that the relative survival rate is 84% for low risk cancer patients, 78% for intermediate risk cancer patients and 68% for high risk cancer patients. The study was conducted by Dr. Lou Potters, et al. of the New York Prostate Institute and included 1,504 patients treated with brachytherapy between 1992 and 2000.

A study published in the January 2004 issue of International Journal of Radiation Oncology, Biology and Physics, reported that brachytherapy, radical prostatectomy, high-dose external beam radiation therapy and combined therapies produced similar cure rates. The study was conducted by Dr. Patrick Kupelian, Dr. Louis Potters, et al. and included 2,991 patients with Stage T1 or T2 (localized) prostate cancer. Of these patients, 35% of patients underwent surgery, 16% received low-dose EBRT, 10% received high-dose EBRT, 7% received combination therapy and 32% received brachytherapy. After five years, the biochemical relapse-free survival rate was 83% for brachytherapy, 81% for radical prostatectomy, 81% for high-dose EBRT, 77% for combination therapy and 51% for low-dose EBRT.

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

An eight-year clinical study published in the January 2005 issue of International Journal of Radiation Oncology Biology and Physics, reported biochemical progression-free survival rates of 98.2%, 98.4% and 88.2% for low-, intermediate-, and high-risk patients, respectively, who underwent brachytherapy using either palladium-103 or iodine-125 and supplemental EBRT or androgen deprivation therapy (ADT). The study was conducted by Dr. Gregory Merrick, et al., of the Schiffler Cancer Center and included 668 patients who underwent brachytherapy between April 1995 and January 2001 followed by EBRT and/or ADT.

Results from a 10-year study conducted by Dr. Datolli and Dr. Wallner published in the International Journal of Radiation Oncology, Biology and Physics in September 2002 were presented at the October 2002 American Society of Therapeutic Radiology and Oncology (ASTRO) conference confirming the effectiveness of the TheraSeed® device in patients with aggressive cancer who previously were considered poor candidates for seeding. The 10-year study was comprised of 175 patients with Stage T2a-T3 (localized to locally advanced) prostate cancer treated from 1991 through 1995. Of these patients 79 percent remained completely free of cancer after 10 years without the use of hormonal therapy or chemotherapy.

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

Doctors Gregory S. Merrick, Kent E. Wallner and Wayne M. Butler, in their paper “Permanent Interstitial Brachytherapy for the management of Carcinoma of the Prostate Gland” published in the Journal of Urology in May 2003, summarized the permanent prostate brachytherapy literature, including biochemical outcomes, quality of life parameters and areas of controversy. The result of this study included the statement that “using various planning and intraoperative techniques the majority of the brachytherapy literature demonstrates durable biochemical outcomes for patients with low, intermediate and high risk features.” The paper concluded that continued refinements in brachytherapy planning and implementation techniques, postimplantation evaluation and continued elucidation of the etiology of urinary, bowel and sexual dysfunction should result in further improvements in biochemical and quality of life outcomes.

Lower Treatment Cost. The total one-time cost of seeding is typically lower than the cost of RP, which usually requires a three-day average hospital stay, and EBRT, which requires a six-to-eight week course of treatment.

Production - Brachytherapy Seed Business

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

The Company has produced palladium-103 using Company-owned cyclotrons since 1993. The Company currently has eight cyclotrons in production, and has no current plans to purchase additional cyclotrons. The Company's cyclotrons were designed, built, installed and tested by a company specializing in the construction of such equipment.

Cyclotron operations constitute only one component of the TheraSeed® device manufacturing process. Because the production of the TheraSeed® device is highly sensitive and labor intensive, management has been focusing attention and effort on automating and otherwise improving aspects of the Company's manufacturing process. Certain portions of the Company’s production processes were automated during the past several years, and management believes it can continue to improve efficiency.

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

Marketing and Major Customers - Brachytherapy Seed Business

The Company sells its TheraSeed® device directly to health care providers and to a third party distributor, and sells its I-Seed device directly to health care providers. Currently, the Company has a non-exclusive distribution agreement in place with C. R. Bard (“Bard”) for the distribution of the TheraSeed® device (the “Bard Agreement”). The terms of the Bard Agreement provide for automatic one year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires on December 31, 2007, and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2006. The Bard Agreement gives Bard the right to distribute the TheraSeed® device in the U.S., Canada, Puerto Rico and other international locations for the treatment of prostate cancer and other solid localized cancerous tumors. A distribution agreement with Medi-Physics, Inc., formerly d/b/a Nycomed Amersham and part of Oncura (the “Oncura Agreement”) terminated on September 8, 2005. A summary of sales to significant customers follows:

		Percentage of
		Brachytherapy Product Revenue			Percentage of Consolidated Revenue
	2005	2004	2003	2005	2004	2003
Bard	61.0%	60.1%	54.2%	49.0%	59.6%	53.9%
Oncura	9.6%	20.8%	26.7%	7.7%	20.6%	26.6%

Sales to Bard for 2003 include sales to two other distributors that were acquired by Bard in subsequent periods.

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

Beginning in 2002, the Company engaged marketing and advertising specialists with experience in healthcare and direct-to-consumer marketing, and expects direct-to-consumer activity to continue during 2006. The Company also expects to continue other activities in an attempt to support its brand name and increase demand for the TheraSeed® device, including direct to consumer television and print advertising, clinical studies aimed at showing the advantages of the TheraSeed® device in the treatment of prostate cancer, technical field support to TheraSeed® customers, and other customer service and patient information activities.

Patents and Licenses; Trade Secrets - Brachytherapy Seed Business

The Company holds twelve United States patents directed to radiation delivery devices for therapeutic uses, including palladium and iodine delivery devices, processes for making such devices, and containers for storing and shipping such devices, and has several additional United States patent applications pending that also relate to this subject matter. The Company also has some corresponding issued patents in Australia, Canada, Mexico and New Zealand, as well as some corresponding pending patent applications in Australia, Canada, Japan, the European Patent Office (representing up to 24 European Countries), New Zealand, and South Africa, as well as one pending Patent Cooperation Treaty patent application currently designating more than 120 countries. The Company also has an issued United States patent relating to the use of isotopes and isotopic compositions for secure identification of various articles of commerce, as well as corresponding pending patent applications in Canada and the European Patent Office. In addition, the Company has six pending United States patent applications relating to other new products and services related to the business of the Company. The Company considers the ownership of patents important, but not necessarily essential, to its operations. The Company also uses a strategy of confidentiality agreements and trade secret treatment to provide primary protection to a number of proprietary design modifications in the cyclotrons, as well as various production processes.

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

Competition - Brachytherapy Seed Business

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

Several companies produce and distribute palladium-103 and iodine-125 seeds, which compete directly with the TheraSeed® and I-Seed devices. Management believes that Theragenics has competitive advantages over these companies including, but not limited to: (i) its proprietary production processes that have been developed and patented; (ii) its 16 year history of manufacturing radioactive medical devices and its record of reliability and safety in its manufacturing operations; (iii) vertical integration of production and related services, (iv) the time and resources required for competitors’ production capabilities to ramp up to commercial production on a scale comparable to Theragenics; (v) outsourcing of the Company’s cancer information center to healthcare specialist, Telerx, a subsidiary of Merck Pharmaceutical and (vi) its direct sales force, and the non-exclusive distribution agreement that the Company currently has in place.

Other isotopes are also utilized in seeding, including cesium-131 (Cs-131), introduced during 2005. Cs-131 has a significantly higher energy than Pd-103 and I-125, which may cause issues related to production, handling and side effects associated with its use. The Company is not aware of any long-term clinical data demonstrating the effectiveness of Cs-131 as a therapy for prostate cancer.

At any point in time, management of Theragenics and/or its non-exclusive distributors may change their respective pricing policies for the TheraSeed® or I-Seed (in the case of Theragenics) device in order to take advantage of market opportunities or respond to competitive situations. Responding to market opportunities and competitive situations, including but not limited to competitor selling tactics, could have an adverse effect on the prices of the TheraSeed® or I-Seed device and/or could have a favorable effect on market share and volumes, while failure to do so could adversely affect market share and volumes although per unit pricing could possibly be maintained.

In addition to the competition from the procedures and companies noted above, many companies, both public and private, are researching new and innovative methods of preventing and treating cancer. In addition, many companies, including many large, well-known pharmaceutical, medical device and chemical companies that have significant resources available to them, are engaged in radiological pharmaceutical and device research. These companies are located in the United States, Europe and throughout the world. Significant developments by any of these companies either in refining existing treatment protocols (such as enhancements in surgical techniques) or developing new treatment protocols could have a material adverse effect on the demand for Theragenics’ products.

CP Medical Products Business

Overview

Through its subsidiary, CP Medical Corporation (“CP Medical”) based in Portland, Oregon, the Company operates its wound closure and medical products segment. CP Medical manufactures and distributes sutures, cardiac pacing cables and other surgical products with applications in, among other areas, urology, veterinary, orthopedics, dental, plastic surgery and cardiology. CP Medical sells directly to customers and through manufacturers’ representatives.

The wound closure market is estimated by industry sources to be a $2.0 billion dollar annual market worldwide, and a $1.2 billion annual market in the United States. The wound closure market is commonly divided into the following segments: sutures, staples, wound closure strips and tape, and glues and other surgical sealants. Approximately 60% of revenue was in veterinary applications and 40% in human applications in 2005 and approximately 70% of total revenue was generated by suture sales.

Sutures

Sutures are classified as absorbable or non-absorbable; monofilament, multifilament or braided; and natural or synthetic. Absorbable or non-absorbable describes the sutures effective life within tissue. Absorbable sutures lose the majority of their tensile strength within 60 days after use. Non-absorbable sutures are resistant to living tissue and do not break down. Monofilament, multifilament and braided describes the structure or configuration of the suture and is based on the number of strands used to manufacture the product. Natural or synthetic describes the origin of the suture. Natural suture materials include surgical gut, chromic gut, and silk. Synthetic suture materials include nylon, polyester, stainless steel, polypropylene, polyglycolic acid, polyglactin, and polydioxanone.

Staples

Staples are made from stainless steel and come in multiple sizes. Staples are a quicker method of wound closure than suture and are particularly effective in areas of high skin or tissue tension. Lower infection rates have been experienced with the use of staples for wound closure due to a lesser degree of tissue penetration than suture. Staplers are designed for a single use, come preloaded with staples, and are lightweight and disposable.

Strips and Tape

Strips and tapes are made of paper, plastic or polyester fabric backed by an adhesive. Strips and tapes are easy to use and are particularly effective for small wound closure and for use in conjunction with other wound closure materials.

Glues and other surgical sealants

Glues and sealants are easy to use and eliminate some of the difficulties associated with suture such as variances in absorption rates and tissue reaction. However they can cause inflammation and are not effective for use in areas of high tissue tension.

CP Medical manufactures and distributes suture, staple, and glue products under the following registered trademarks:

Monoswift® polyglycolic/caprolactone suture
Mono-Dox® polydioxanone (PDO) suture
Monomid® nylon monofilament suture
Polyamid® braided nylon suture
Polybond® braided polyester suture
Polypro® polypropylene monofilament suture
Visorb® polyglycolic acid (PGA) suture
CP Fiber® high strength polyethylene sutures
Medbond® skin adhesive
X-act® skin staplers

CP Medical also manufactures specialty needles used in general surgery, including a line of needles and related products used in brachytherapy surgical procedures.

Production - CP Medical Products Business

CP Medical assembles, packages and distributes its products. The majority of its component raw materials, primarily natural and synthetic sutures, needle tubing and other surgical supply components, are readily available from third party suppliers. Suppliers are located in the United States, as well as in Latin America, Europe, and Asia. A significant portion of CP Medical’s products are produced as a private label product for its customers.

Marketing and Major Customers - CP Medical Products Business

CP Medical primarily utilizes a network of distributors in the United States and Europe to market and distribute its products. CP Medical performs no direct marketing in the wound closure segment, and maintains a small direct sales force for direct sales to veterinary, healthcare providers and group purchasing organizations, as well as to service the needs of its distributors. One customer represented approximately 14% of CP Medical revenue for 2005, and 3% of consolidated revenue for the year.

Competition - CP Medical Products Business

CP Medical operates in the wound closure market, which is dominated by a few large suppliers that can limit the growth opportunities available to smaller participants. The primary suppliers are Ethicon, Inc., a subsidiary of Johnson and Johnson, and U.S. Surgical, a subsidiary of Tyco. CP Medical competes in this market by providing custom labeled products, timely and cost effective products, and a high level of customer service in niche markets that are underserved by the larger suppliers. CP Medical also has extensive experience and knowledge of the market as well as many established relationships with distributors and providers.

Patents and Licenses; Trade Secrets - CP Medical Products Business

CP Medical holds six U.S. patents related to suture dispensing systems and suture and needle design, and has a number of U.S. patents pending related to its sutures and other products. CP Medical also relies to a significant degree on trade secrets, proprietary know-how and technological advances that are either not patentable or which CP Medical chooses not to patent. CP Medical seeks to protect non-patented proprietary information, in part, by confidentiality agreements with suppliers, employees and consultants.

Seasonality

Although effects from seasonality cannot be identified in relation to a specific quarter or quarters, management believes that holidays, major medical conventions and vacations taken by physicians, patients and patients’ families, may have a seasonal impact on sales in both the brachytherapy seed and CP Medical products segments.

Research and Development

Research and development (R&D) expenses were $3.6 million, $9.6 million, and $7.5 million in 2005, 2004 and 2003, respectively. R&D expenses for 2003 to 2005 have related primarily to the peripheral vascular and macular degeneration programs. These programs were curtailed in connection with the Company’s restructuring in 2005 (see “Restructuring” above). Looking forward, the only activity expected for these programs is the follow up of all patients previously treated in the macular degeneration trial, in accordance with the FDA-approved protocol for this trial. The Company expects the study endpoint to be completed by late 2006. R&D activities will take place in connection with new product development at CP Medical and automation in the production processes at the brachytherapy seed business. However, the Company expects R&D expenses to be reduced significantly in 2006 from the levels of the last three years (see “Restructuring” above and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

Government Regulation

The Company’s present and future intended activities in the development, manufacture and sale of cancer therapy products and certain products of CP Medical are subject to extensive laws, regulations, regulatory approvals and guidelines. Within the United States, the Company’s therapeutic radiological devices must comply with the U.S. Federal Food, Drug and Cosmetic Act, which is enforced by the FDA. The Company is also subject to regulation by other governmental agencies, including the Occupational Safety and Health Administration (OSHA) , the Environmental Protection Agency (EPA), the Nuclear Regulatory Commission, and other federal and state agencies. As a result of receiving its CE Mark during 1998, the Company must also comply with the regulations of the Competent Authorities of the European Union for any TheraSeed® device sold in the member nations of the European Union.

Theragenics and CP Medical are also required to adhere to applicable FDA regulations for Quality System Regulation (previously known as Good Manufacturing Practices), including extensive record keeping and periodic inspections of manufacturing facilities.

The Company obtained FDA 510(k) clearance in 1986 to market the TheraSeed® device for, in general, the treatment of localized solid tumors. CP Medical has also obtained FDA clearance for marketing its products. New FDA approvals would be required for any modifications in the Company’s products, including its TheraSeed® and I-Seed devices and wound closure products, or its labeling that could significantly affect the safety or effectiveness of the original product.

The Company’s manufacturing, distribution and security of radioactive materials are governed by the State of Georgia in agreement with the Nuclear Regulatory Commission (NRC). The users of the TheraSeed® device are also required to possess licenses issued either by the states in which they reside or the NRC depending upon the state involved and the production process used.

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

The U.S. Department of Energy (DOE) has granted Theragenics access to unique DOE technology, known as the PSP, for use in production of isotopes. The Company is in the process of returning the PSP equipment to the DOE. However, U.S. Government Export Control Laws and Regulations, and classification restrictions, which govern the export of certain products which can be produced in the PSP and the disclosure and export of certain technology and capabilities associated with the PSP, continue to apply as long as the equipment is in the Company’s possession.

Employees

As of December 31, 2005, the Company and its subsidiary had 219 full time employees (including full time temporary employees and executive personnel). Of this total, 146 were employed by Theragenics in the brachytherapy seed business (including 107 in the development and production of the business’ products and 39 in selling, general and administrative positions) and 73 were employed by CP Medical (including 65 in the development and production of the business’ products and 8 in selling, general and administrative positions). Theragenics’ and CP Medical’s employees are not represented by a union or a collective bargaining agreement, and management considers employee relations to be good.

Available Information

The Company’s website address is http://www.theragenics.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed pursuant to Section 13(a) or 15(c) of the Securities and Exchange Act of 1934 are available free of charge through its website by clicking on the “Investor Relations” page and selecting “SEC Filings.” These reports will be available as soon as reasonably practicable after such material has been electronically filed with, or furnished to, the SEC. These reports are also available through the SEC’s website at http://www.sec.gov. The information on these websites and the information contained therein or connected thereto are not intended to be incorporated by reference into this Form 10-K. In addition the Company will provide paper copies of these filings (without exhibits) free of charge to its shareholders upon request.

Item 1A. Risk Factors

The Company cautions the reader that the risk factors discussed below may not be exhaustive. The Company operates in a continually changing business environment and new risk factors may emerge from time to time. The Company can not predict such new risk factors, nor can it assess the impact, if any, of such new risk factors on the Company’s business or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed in any forward-looking statement.

Risks Related to our Business

There are risks associated with our acquisitions, potential acquisitions and joint ventures.

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

We may not realize the benefits of the CP Medical acquisition.

The process of continued integration of CP Medical may be complex, time consuming and expensive and may disrupt our businesses, and could affect our financial condition, results of operations or future prospects.. The combined company will need to overcome significant challenges in order to realize benefits or synergies from the acquisition. These challenges include the timely, efficient and successful execution of a number of post-acquisition events, including:

•	integrating the operations and technologies of the two companies;
•	retaining and assimilating the key personnel of each company;
•	retaining existing customers of both companies and attracting additional customers;
•	retaining strategic partners of each company and attracting new strategic partners; and
•	creating uniform standards, controls, procedures, policies and information systems.

The execution of these post-acquisition events will involve considerable risks and may not be successful. These risks include:

•	the potential disruption of the combined companies ongoing businesses and distraction of management;
•	the potential strain on the combined companies financial and managerial controls and reporting systems and procedures; and
•	potential unknown liabilities associated with the acquisition and the combined operations.

The Company may not succeed in addressing these risks or any other problems encountered in connection with the acquisition. The inability to successfully integrate the operations, technology and personnel of the two companies, or any significant delay in achieving integration, could have a material adverse effect on the Company.

 The cost of the CP Medical acquisition could harm our financial results.

Theragenics invested approximately $26.7 million for the acquisition of CP Medical. If the benefits of the acquisition do not exceed the associated costs, including costs related to integrating the two companies and dilution to our stockholders resulting from the issuance of shares in connection with the acquisition, our financial results, including earnings per share, could be materially harmed.

We are dependent on key personnel.

We are highly dependent upon our ability to attract and retain qualified management, scientific and technical personnel. Therefore, our future success is dependent on our key employees. While our former chief financial officer and treasurer and our former general counsel and corporate secretary resigned in 2005, management believes that our business and financial results have not been adversely affected. However, if the services of our chief executive or other key employees cease to be available, the loss could adversely affect our business and financial results. We carry key employee insurance for Ms. Jacobs in the amount of $1 million. In addition, we are a party to agreements with our executive officers to help ensure each officer’s continual service in the event of a change-in-control.

Our stock price has and may continue to be subject to large fluctuations.

The trading price of our Common Stock has been and may continue to be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products by us or our competitors, developments with respect to patents or proprietary rights, general conditions in the medical device and wound closure industries, changes in earnings estimates by analysts, or other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many technology companies and which have often been unrelated to the operating performance of such companies. Specific factors applicable to us or broad market fluctuations may materially adversely affect the market price of our Common Stock. We have experienced significant fluctuations in our stock price and share trading volume in the past and may continue to do so.

We face production risks.

Theragenics’ manufacturing process in the brachytherapy business requires, among other things, the use of cyclotrons, which are used to manufacture Pd-103 for our brachytherapy seed products. Cyclotron capacity and performance directly affect the Company’s ability to achieve and increase sales levels. Due to the intricate nature of cyclotrons and the Company’s exacting specifications for their performance, planned downtime for maintenance and repair is crucial and unexpected downtime may occur. Unexpected mechanical breakdowns or other production delays could materially adversely affect the Company’s production capacity and its business, financial condition and results of operations.

Subsequent to the restructuring announced on August 11, 2005 (see “Restructuring” above), the Company operates eight cyclotrons. Management has no plans to purchase additional cyclotrons. Cyclotron operation constitutes only one component of our brachytherapy device manufacturing process. Manufacturing or quality control problems may arise as the Company increases production or as additional manufacturing capacity is required in the future. These factors may have an adverse impact on the Company’s business, financial condition and results of operations.

CP Medical procures components from suppliers located locally in the United States, as well as in Latin America, Europe, and Asia. While we believe there is adequate access to alternative suppliers, any disruption in supply could have a material adverse effect on our business, financial condition and results of operations.

We are subject to stringent government regulation.

The manufacture and sale of the Company’s products are subject to stringent government regulation in the United States and other countries. As of December 31, 2005, TheraSeed®, I-Seed, and certain CP Medical products have 510(k) clearance from the Food and Drug Administration (the “FDA”) for commercial distribution in the United States. FDA and other governmental approvals and clearances are subject to continual review, and later discovery of previously unknown problems could result in restrictions on a product’s marketing or withdrawal of the product from the market. The commercial distribution in the United States of new products developed by the Company often will be dependent on obtaining the prior approval or clearance of the FDA, which can take many years to obtain and entail significant costs. No assurances can be made that any such approvals or clearances will be obtained on a timely basis or at all. In countries in which the Company’s products are not approved as of December 31, 2005, the use or sale of the Company’s products will require approvals by government agencies comparable to the FDA. The process of obtaining such approvals is lengthy, expensive and uncertain. There can be no assurance that the necessary approvals for the marketing of the Company’s products in other markets will be obtained on a timely basis or at all. The Company is also required to comply with applicable FDA regulations for Quality System Regulation (“QSR”), including extensive record keeping, reporting and periodic inspections of its manufacturing facilities. Similar requirements are imposed by governmental agencies in other countries. A new 510(k) clearance is required for any modifications in the TheraSeed®, I-Seed, or certain CP Medical devices or their labeling that could significantly affect the safety or effectiveness of the original products. Under the FDA’s regulatory scheme, the decision whether to seek 510(k) clearance for a modified device is left to the manufacturer in the first instance, and management has thus far determined that no such clearance has been required. The FDA has the right to review and revoke 510(k) clearance at any time. The FDA may determine that a pre-market approval, whereby the FDA conducts a scientific and regulatory review of a Class III medical device for safety and effectiveness, may be required for future products or for future modifications to the TheraSeed® or I-Seed devices or certain CP Medical products.

The TheraSeed® and I-Seed devices and certain CP Medical products have also been approved for marketing throughout the member countries of the European Union by obtaining appropriate CE Marks. As a result of receiving CE Marks, the Company must also comply with the regulations of the Competent Authorities of the European Union for any such devices sold in the member nations of the European Union.

The Company’s manufacturing operations involve the manufacturing and possession of radioactive materials, which are subject to stringent regulation. The users of the Company’s brachytherapy seed products are required to possess licenses issued by the states in which they reside or the U.S. Nuclear Regulatory Commission (the “NRC”). User licenses are also required by some of the foreign jurisdictions in which the Company may seek to market its products. There can be no assurance that current licenses held by the Company for its manufacturing operations will remain in force or that additional licenses required for the Company’s operations will be issued. There also can be no assurance that the Company’s customers will receive or retain the radioactive materials licenses required to possess and use TheraSeed® or I-Seed or that delays in the granting of such licenses will not hinder the Company’s ability to market its products. Furthermore, regulation of the Company’s radioactive materials manufacturing processes involves the imposition of financial requirements related to public safety and decommissioning, and there are costs and regulatory uncertainties associated with the disposal of radioactive waste generated by the Company’s manufacturing operations. There can be no assurance that the imposition of such requirements and the costs and regulatory restrictions associated with disposal of waste will not, in the future, adversely affect the Company’s business, financial condition and results of operations.

The Company is required under its radioactive materials license to maintain radiation control and radiation safety personnel, procedures, equipment and processes, and to monitor its facilities and its employees and contractors. The Company is also required to provide financial assurance that adequate funding will exist for end-of-life radiological decommissioning of its cyclotrons and other radioactive areas of its properties that contain radioactive materials. The Company has provided this financial assurance through the issuance of letters of credit. The Company has so far been successful in explaining to the Georgia Department of Natural Resources that it will not have to dispose of its cyclotrons, but instead will be able to sell them for re-use or use for spare parts if it ceases to operate them. Thus, the Company is only required to estimate and provide financial assurance for the end-of-life remediation and disposal costs associated with ancillary structures, such as plumbing, laboratory equipment and chemical processing facilities. However, if the Georgia Department of Natural Resources was to require that the Company include the cost of decommissioning its cyclotrons in its financial assurance demonstration, the amount of money required to be set aside by the Company to cover decommissioning costs could dramatically increase.

Failure to obtain and maintain regulatory approvals, licenses and permits could significantly delay the Company’s marketing efforts. Furthermore, changes in existing regulations, or interpretations of existing regulations or the adoption of new restrictive regulations could adversely affect the Company in obtaining, or affect the timing of, future regulatory approvals. Failure to comply with applicable regulatory requirements could result in, among other things, significant fines, suspension of approvals, seizures or recalls of products, operating restrictions or criminal prosecution and materially adversely affect the Company’s business, financial condition and results of operations.

We face risk related to lack of diversification.

Prior to the acquisition of CP Medical, virtually all of the Company’s revenues were generated from the brachytherapy seed market, and the Company may continue to be substantially dependent on the brachytherapy market. As of December 31, 2005, the Company is divided into two business segments: the brachytherapy seed segment and the CP Medical segment. However, the majority of our revenues may continue to be generated from the brachytherapy seed market, and our lack of diversification should be considered a risk as the Company is not able to offset losses from one product line with another.

We are dependent on new technological development.

The Company competes in a market characterized by technological innovation, extensive research efforts and significant competition. New developments in technology may have a material adverse effect on the development or sale of the Company’s products and may render such products noncompetitive or obsolete. Other companies, many of which have substantially greater capital resources, marketing experience, research and development staffs and facilities than the Company, are currently engaged in the development of products and innovative methods for treating cancer that are similar to, or compete with, certain of the Company’s products and technologies. Significant developments by any of these companies or advances by medical researchers at universities, government research facilities or private research laboratories could eliminate the entire market for any or all of the Company’s products.

We face significant competition.

All of our products are subject to intense competition. Our brachytherapy seeds compete with prostate cancer treatment methods that are well established in the medical community, including radical prostatectomy (see “Treatment Options - Brachytherapy Seed Business”, and “Competition - Brachytherapy Seed Business” in Item 1 above). Although favorable clinical results for seeding have been released, more extensive outcome data is available for radical prostatectomy (RP), and urologists continue to perform RP with considerable frequency.

Our brachytherapy business is also subject to intense competition within the brachytherapy seed market. C.R. Bard, Inc. distributes Palladium-103 (“Pd-103”) seeds manufactured by Theragenics, and also manufactures and distributes its own Iodine-125 (“I-125”) seeds; Nycomed Amersham PLC, a subsidiary of General Electric (through its control of Oncura) and Mentor Corporation manufacture and sell I-125 brachytherapy seeds and distribute Pd-103 seeds produced by other manufacturers; and North American Scientific, Inc. manufactures and sells I-125 and Pd-103 brachytherapy seeds. Several additional companies currently manufacture and sell brachytherapy seeds as well. Mentor has announced that its urology division, which includes its brachytherapy business, is for sale, though no purchaser has been publicly identified as of the current date. Management believes that Theragenics has competitive advantages over these companies including, but not limited to: (i) its proprietary production processes that have been developed and patented; (ii) its 16 year history of manufacturing radioactive medical devices and its record of reliability and safety in its manufacturing operations; (iii) vertical integration of production and related services, (iv) the time and resources required for competitors’ production capabilities to ramp up to commercial production on a scale comparable to Theragenics; (v) outsourcing of the Company’s cancer information center to healthcare specialist, Telerx, a subsidiary of Merck Pharmaceutical (vi) its direct sales force, and the non-exclusive distribution agreement that the Company currently has in place.

Through CP Medical, we also compete with other suppliers of sutures, cardiac pacing cables, brachytherapy needles, sleeves and spacers, and other related medical products. Many of these competitors, including Ethicon, Inc., a Johnson & Johnson company, and U.S. Surgical, a division of Tyco Healthcare Group LP, have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than CP Medical. Accordingly, such competitors or future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than us. As a result, we may be at a disadvantage when competing with these larger companies. If CP Medical fails to compete effectively, our business, financial condition and results of operations may be adversely affected.

We are highly dependent on our marketing and advertising specialists and our direct sales organization. Any failure to build and manage our direct sales organization could negatively affect our revenues.

Beginning in 2002, the Company engaged marketing and advertising specialists with experience in healthcare and direct-to-consumer marketing, and expects direct-to-consumer activity to continue during 2006. The Company also expects to continue other activities in an attempt to support its brand name and increase demand for the brachytherapy seed devices, including direct-to-consumer television and print advertising, clinical studies aimed at showing the advantages of the TheraSeed® and I-Seed devices in the treatment of prostate cancer, technical field support to TheraSeed® and I-Seed customers, and other customer service and patient information activities. We are highly dependent on our direct sales organization comprised of brachytherapy specialists who promote and support our brachytherapy products. There is intense competition for skilled sales and marketing employees, particularly for people who have experience in the radiation oncology market. Accordingly, we could find it difficult to hire or retain skilled individuals to sell our products. Any failure to build our direct sales force could adversely affect our growth and our ability to meet our revenue goals.  There can be no assurance that our direct sales and marketing efforts will be successful. If we are not successful in our direct sales and marketing, our sales revenue and results of operations are likely to be materially adversely affected.

We depend partially on our relationships with distributors and other industry participants to market TheraSeed® and I-Seed and certain of our CP Medical products, and if these relationships are discontinued or if we are unable to develop new relationships, our revenues could decline.

We rely, and will continue to rely, upon collaborative relationships with agents and distributors and other industry participants to maintain TheraSeed®, I-Seed and certain CP Medical products market access to potential customers. Some of the entities with whom we have relationships to help market and distribute our products also produce or distribute products that directly compete with TheraSeed®, I-Seed and certain CP Medical products. In particular, C.R. Bard, one of our primary competitors in the brachytherapy seed business, is also a distributor of our TheraSeed® product. Sales to Bard represented 61% of brachytherapy product revenue in 2005. The terms of our distribution agreement with Bard provides for automatic one year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires on December 31, 2007, and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2006. We cannot assure you that this distribution agreement will be extended and if it is not, how much unit volume being sold through Bard will be able to be retained.

We cannot assure you that we will be able to maintain or develop these relationships with agents and distributors and other industry participants or that these relationships will continue to be successful. If any of these relationships is terminated, not renewed or otherwise unsuccessful, or if we are unable to develop additional relationships, our product sales could decline, and our ability to grow our product lines could be adversely affected.

Doctors and hospitals may not adopt our products and technologies at levels sufficient to sustain our business or to achieve our desired growth rate.

To date, we have attained only limited penetration of the total potential worldwide market for prostate cancer treatment, innovative sutures, cardiac pacing cables and brachytherapy needles/sleeves/spacers. Our future growth and success depends upon creating broad awareness and acceptance of our products by doctors, hospitals and freestanding clinics, as well as patients. This will require substantial marketing and educational efforts, which will be costly and may not be successful. The target customers for our products may not adopt these technologies or may adopt them at a rate that is slower than desired. In addition, potential customers who decide to utilize any of our devices, may later choose to purchase competitors’ products. Important factors that will affect our ability to attain broad market acceptance of our products include:

•	doctor and patient awareness and acceptance of our products;

•	the real or perceived effectiveness and safety of our products;

•	the relationship between the cost of our products and the real or perceived medical benefits of our products;

•
the relationship between the cost of our products and the financial benefits to our customers using our products, which will be greatly affected by the coverage of, and reimbursement for, our products by governmental and private third-party payors; and

•	market perception of our ability to continue to grow our business and develop enhanced products.

Failure of our products to gain broad market acceptance could cause our revenues to decline and our business to suffer.

Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NYSE rules are creating uncertainty for public companies. We continually evaluate and monitor developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we have invested resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business, financial position and results of operations may be adversely affected.

There are limitations on our ability to protect our intellectual property and we are dependent on trade secrets.

The Company’s success will depend, in part, on its ability to obtain, assert and defend patent rights, protect trade secrets and operate without infringing the proprietary rights of others. The Company holds rights to issued United States and foreign patents. The Company also holds a worldwide exclusive license for the use of technology required for producing the TheraSphere device. Theragenics® holds the rights to all improvements developed on this technology. The Company, in turn, sublicenses exclusive worldwide rights to this technology and all improvements. The Company holds an exclusive license to patents for technology concerning methods for delivery of the TheraSphere device in several countries, and has an exclusive license to some additional patent applications on file in other countries. There can be no assurance that rights under patents held by or licensed to the Company will provide it with competitive advantages or that others will not independently develop similar products or design around or infringe the patents or other proprietary rights owned by or licensed to the Company. In addition, there can be no assurance that any patent obtained or licensed by the Company will be held to be valid and enforceable if challenged by another party.

There can be no assurance that patents have not been issued or will not be issued in the future that conflict with the Company’s patent rights or prevent the Company from marketing its products. Such conflicts could result in a rejection of the Company’s or its licensors’ patent applications or the invalidation of patents, which could have a material adverse effect on the Company’s business, financial condition and results of operations. In the event of such conflicts, or in the event the Company believes that competitive products infringe patents to which the Company holds rights, the Company may pursue patent infringement litigation or interference proceedings against, or may be required to defend against litigation or proceedings involving, holders of such conflicting patents or competing products. There can be no assurance that the Company will be successful in any such litigation or proceeding, and the results and cost of such litigation or proceeding may materially adversely affect the Company’s business, financial condition and results of operations. In addition, if patents that contain dominating or conflicting claims have been or are subsequently issued to others and such claims are ultimately determined to be valid, the Company may be required to obtain licenses under patents or other proprietary rights of others. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company, if at all. If the Company does not obtain such licenses, it could encounter delays or could find that the development, manufacture or sale of products requiring such licenses is foreclosed.

The Company relies to a significant degree on trade secrets, proprietary know-how and technological advances that are either not patentable or that the Company chooses not to patent. The Company seeks to protect non-patented proprietary information, in part, by confidentiality agreements with suppliers, employees and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company’s trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others. The disclosure to third parties of proprietary non-patented information could have a material adverse effect on the Company’s business, financial condition and results of operations.

We are dependent on Medicare reimbursement policies.

A substantial percentage of the patients treated for prostate cancer in the United States are covered by Medicare, and consequently, the costs for prostate cancer treatment are subject to Medicare’s prescribed rates of reimbursement. The utilization of TheraSeed®, I-Seed and many of the CP Medical products may be influenced by Medicare’s reimbursement levels, which can change periodically.

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

On November 10, 2005, CMS published its final rule on the OPPS for calendar year 2006.  There are no changes in the reimbursement policy for brachytherapy seeds/sources for 2006, although there are some reductions for hospital payments for procedures required to implant brachytherapy seeds.  Additionally, the GAO study referred to above may have an effect on the reimbursement level for seeds beginning January 1, 2007. Any new reimbursement policies may have an adverse effect on utilization of the Company's brachytherapy products.

The Company believes its previous efforts in assisting policymakers in formulating and revising Medicare policies to recognize the unique aspects of classification and reimbursement that apply to brachytherapy devices such as TheraSeed® were pivotal to the enactment of the improved 2003 Medicare legislation for brachytherapy seeds/sources. The Company plans to continue working to assist policymakers regarding these important issues in the future.

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

There can be no assurance that (i) current or future limitations or requirements for reimbursement by Medicare or other third party payors for prostate cancer treatment will not materially adversely affect the market for TheraSeed®, or any of our other products, (ii) that health administration authorities outside of the United States will provide reimbursement at acceptable levels, if at all or (iii) that any such reimbursement will be continued at rates that will enable the Company to maintain prices at levels sufficient to realize an appropriate return.

We may be unable to maintain sufficient liability insurance.

The Company’s business is subject to product liability risks inherent in the testing, manufacturing and marketing of medical devices. The Company maintains a product liability insurance policy and a general liability insurance policy, each with coverage of an annual aggregate maximum amount of $5 million. The Company also maintains umbrella liability policies with limits of $20 million per occurrence in the aggregate. The Company’s product liability and general liability policies are provided on a claims made basis and are subject to annual renewal. There can be no assurance that liability claims will not exceed the scope of coverage or limits of such policies or that such insurance will continue to be available on commercially reasonable terms or at all. If the Company does not or cannot maintain sufficient liability insurance, its ability to market its products may be significantly impaired. In addition, product liability claims, as well as negative publicity arising out of such claims, could have a material adverse effect on the business, financial condition and results of operations of the Company.

 If we do not comply with laws and regulations relating to our use of hazardous materials, we may incur substantial liabilities.

We use hazardous materials and chemicals in our manufacturing operations. We are required to comply with increasingly rigorous laws and regulations governing environmental protection and workplace safety, including requirements governing the handling, storage and disposal of hazardous substances and the discharge of materials into the environment generally. During 2003, the Company became aware of the need for an Industrial Process Water Permit from the City of Buford, Georgia. The Company has taken all the required steps to obtain this permit and expects to obtain this permit, but has also requested a determination of non-applicability. In addition, the Company has been authorized by the City to discharge industrial process water to the municipal sewage system while the City considers its final decision. Although, we believe that we handle, store and dispose of these materials in a manner that complies with state and federal regulations, the risk of accidental contamination or injury exists. In the event of an accident, we could be held liable for decontamination costs, other clean-up costs and related damages or liabilities. To help minimize these risks, we employ a full-time Environmental Health and Safety Officer and, when appropriate, we utilize outside professional services organizations to help us evaluate environmental regulations and monitor our compliance with such regulations.

Litigation may harm our business or otherwise distract our management.

Substantial, complex or extended litigation could cause us to incur large expenditures and distract our management, and could result in significant monetary or equitable judgments against us.  For example, lawsuits by employees, patients, customers, licensors, licensees, suppliers, business partners, distributors, stockholders, or competitors could be very costly and could substantially disrupt our business.  Disputes from time to time with such companies or individuals are not uncommon, and we cannot assure that we will always be able to resolve such disputes out of court or on terms favorable to us.

Defects in, or misuse of, our products, or any detrimental side effects that result from the use of our products, could result in serious injury or death and could require costly recalls or subject us to costly and time-consuming product liability claims. This could harm future sales and require us to pay substantial damages.

Because both TheraSeed® and I-Seed deliver a highly concentrated and confined dose of radiation directly to the prostate, healthy surrounding tissues and organs are typically spared excessive radiation exposure. This typically results in fewer and less severe side effects and complications than may be incurred with other conventional prostate cancer therapies. It is an inherent risk of this industry that we might be sued in a situation where one of our products results in, or is alleged to result in, a personal injury. Although we believe that as of December 31, 2005 we have adequate insurance to address anticipated potential liabilities associated with product liability, any unforeseen product liability, exposure in excess of, or outside the scope of, such insurance coverage could adversely affect our operating results. Any such claim brought against us, with or without merit, could result in significant damage to our business.

The FDA’s medical device reporting regulations and the European Union Viligence reporting regulations require us to report any incident in which our products may have caused or contributed to a death or serious injury, or in which our products malfunctioned in a way that would be likely to cause or contribute to a death or serious injury if the malfunction occurred. Any required filing could result in an investigation of our products and possibly subsequent regulatory action against us if it is found that one of our products caused the death or serious injury of a patient.

Because of the nature of our products, the tolerance for error in the design, manufacture or use of our products may be small or nonexistent. If a product designed or manufactured by us is defective, whether due to design or manufacturing defects, or improper assembly, use or servicing of the product or other reasons, the product may need to be recalled, possibly at our expense. Furthermore, the adverse effect of a product recall might not be limited to the cost of the recall. For example, a product recall could cause applicable regulatory authorities to investigate us as well as cause our customers to review and potentially terminate their relationships with us. Recalls, especially if accompanied by unfavorable publicity or termination of customer contracts, could cause us to suffer substantial costs, lost revenues and a loss of reputation, each of which could harm our business. Products as complex as our planning and dose calculation software systems may also contain undetected software errors or defects when they are first introduced or as new versions are released. Our products may not be free from errors or defects even after they have been tested, which could result in the rejection of our products by our customers and damage to our reputation, as well as lost revenue, diverted development resources and increased support costs. We may also be subject to claims for damages related to any errors in our products.

Although a number of the CP Medical products are Class II devices subject to certain special controls by the FDA, many of the CP Medical products are Class I devices, meaning that the FDA considers these products to present minimal potential for harm to the user. Nonetheless, if there is an error in the design, manufacture or use of any of these products, there remains a risk of recall, rejection of our product by our customers, damage to our reputation, lost revenue, diverted development of resources and increased support costs. We may also be subject to claims for damages related to any error in such products.

As of December 31, 2005, we maintain product liability insurance, which has deductible amounts and per claim and aggregate limits. However, we cannot assure you that this insurance will continue to be available on terms acceptable to us or in sufficient amounts if at all, or that it will provide adequate coverage in the event that any product liability is actually incurred.

We may require additional capital in the future and we may be unable to obtain capital on favorable terms or at all.

Although we expect our existing capital resources and future operating cash flows to be sufficient for the foreseeable future, operating losses could significantly reduce our remaining cash, cash equivalents and investments in marketable securities. Furthermore, we may require additional capital for the purchase of complementary businesses, technologies or products. Our capital requirements will depend on numerous factors, including the time and cost involved in expanding production capacity, the cost involved in protecting our proprietary rights and the time and expense involved in completing product development programs.

We have a Credit Agreement with a financial institution which expires October 29, 2006 and provides for revolving borrowings of up to $40.0 million at any time outstanding, including a $5.0 million sub-limit for letters of credit. The Credit Agreement is subject to early termination upon the occurrence of certain events of default. In addition, the lender may decide to not extend this Credit Agreement at the expiration of the term. Finally, the Credit Agreement is unsecured and includes a springing lien on substantially all of the assets of the Company and its subsidiary (subject to certain limited exceptions) in the event certain events of default occur under the Credit Agreement. The Credit Agreement contains representations and warranties, as well as affirmative, reporting and negative covenants, customary for financings of this type. In the event the Credit Agreement terminates early or is not extended, we will not have access to future borrowings in order to fund our capital requirements unless we can find new financing. No assurances are made regarding whether such refinancing can be arranged.

If we are unable to develop new enhancements and new generations of brachytherapy products and innovative sutures, we may be unable to retain our existing customers or attract new customers.

Rapid and significant technological change in products offered as well as enhancements to existing products and surgical techniques coupled with evolving industry standards and new product introductions characterize the market for our brachytherapy products and innovative sutures. Many of our brachytherapy products and sutures are technologically innovative and require significant planning, design, development and testing. These activities require significant capital commitments and investment. If we are unable to raise needed capital on favorable terms or at all, we may be unable to maintain our competitive advantage in the marketplace.

New product developments in the healthcare industry are inherently risky and unpredictable. These risks include:

• failure to prove feasibility;
• time required from proof of feasibility to routine production;
• timing and cost of regulatory approvals and clearances;
• competitors’ response to new product developments;
• manufacturing, installation, warranty and maintenance cost overruns;
• failure to obtain customer acceptance and payment;
• customer demands for retrofits of both old and new products; and
• excess inventory caused by phase-in of new products and phase-out of old products.

The high cost of technological innovation is coupled with rapid and significant change in the regulations governing the products that compete in both the brachytherapy and innovative suture markets, by industry standards that could change on short notice, and by the introduction of new products and technologies that could render existing products and technologies uncompetitive. We cannot be sure that we will be able to successfully develop new products or enhancements to our existing brachytherapy products and innovative sutures. Without new product introductions, our revenues will likely suffer. Even if customers accept new or enhanced products, the costs associated with making these products available to customers, as well as our ability to obtain capital to finance such costs, could reduce or prevent us from increasing our operating margins.

We may not be successful in implementing our restructuring initiatives.

In August 2005, we began implementing certain restructuring initiatives in connection with our decision to begin focusing on our two main business sectors: brachytherapy and the wound closure and other product lines for the surgical markets through our newly acquired subsidiary, CP Medical. The restructuring, including the closure of our PSP facility in Oak Ridge, Tennessee and the Newton Terrace facility in Buford Georgia, has resulted in (i) the elimination of 23 positions within the Company; (ii) the discontinuation of the Company’s radiochemical activities; and (iii) the discontinuation of research and development activities relating to our plasma separation process technology and the vascular, macular degeneration and breast cancer areas, among other things. The expected benefits from these initiatives are subject to many estimates and assumptions. If these assumptions are not realized, or if other unforeseen events occur, the initiatives may not be successful and our business, results of operations and financial condition may be adversely affected.

Our restructuring of operations may not achieve the results we intend and may harm our business.

As a result of the restructuring, we have incurred significant restructuring charges and expenses and realized significant pre-tax savings associated with the restructuring. We anticipate that the expected net effect of both restructuring charges and savings on pre-tax cash flow in 2006 will be a net increase in pre-tax cash flow. However, the implementation of our restructuring initiatives may place a strain on our managerial, operational, financial, employee and other resources. If we experience difficulties in carrying out the restructuring initiatives we may not achieve the cost savings anticipated and may incur greater expenses than expected.

Item 2. Properties

During 2005, the Company owned two manufacturing facilities located in Buford, Georgia. One facility houses cyclotrons, raw material processing, assembly and shipping operations. The second facility housed four cyclotrons as well as certain research and development activities of the Company. This second facility was closed in connection with the Company’s restructuring in August 2005 (see “Restructuring” above and “Item 7 - Management’s Discussion and Analysis of Operations”) and is no longer in service. The Company also owns an administrative facility adjacent to its production facilities in Buford.

The Company owns approximately 32 acres in Buford Georgia on which the two manufacturing facilities and administration facilities are located. Land remains available for future development adjacent to its current Buford location.

The Company leases 21 acres of land in the Oak Ridge, Tennessee area, on which it constructed a facility to house the PSP equipment. The Oak Ridge facility was shut down in connection with the Company’s restructuring in August 2005. The Company is actively marketing its interest in its Oak Ridge real estate and the intellectual property generated by the curtailed research and development programs (See “Restructuring” above and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

CP Medical leases production, warehouse and office space from an entity controlled by the former owner of CP Medical, who is currently an officer and stockholder of Theragenics. Monthly payments of approximately $13,600 are due under this lease through April 2010.

Item 3. Legal Proceedings

In January 1999, the Company and certain of its officers and directors were named as defendants in certain securities actions alleging violations of the federal securities laws, including Sections 10(b), 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934, as amended. These actions were consolidated into a single action in the U.S. District Court for the Northern District of Georgia. The amended complaint generally alleged that the defendants made certain misrepresentations and omissions in connection with the performance of the Company during the class period and sought unspecified damages. In July 2004, the consolidated federal securities class action was settled for an amount within the remaining limits of the Company’s directors and officers’ liability insurance. The Company was not required to make any financial contribution toward the settlement and the federal securities case was officially over as of November 1, 2004.

On May 14, 1999 a stockholder of the Company filed a derivative complaint in the Delaware Court of Chancery purportedly on behalf of the Company, alleging that certain directors breached their fiduciary duties by engaging in the conduct that was alleged in the consolidated federal class action complaint. The derivative lawsuit is still pending, and its status is currently being reevaluated in light of the settlement of the securities class action lawsuit.

The Company and one of its distributors, Oncura, had been arbitrating claims arising in connection with the non-exclusive distribution agreement between the parties (the “Oncura Agreement”). On April 9, 2005, the arbitration was settled by mutual consent of the parties. As part of the settlement, each party dropped the claims it had been arbitrating against the other and the parties agreed to advance the termination of the Oncura Agreement to September 8, 2005.

From time to time the Company may be a party to claims that arise in the ordinary course of business, none of which, in the view of management, is expected to have a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

  The Company did not submit any matter to a vote of its security holders during the fourth quarter of calendar year 2005.

PART II

Item 5. Market for Registrant's Common Equity and Related
Stockholder Matters

The Company’s Common Stock, $.01 par value, (Common Stock) is traded on the New York Stock Exchange (NYSE) under the symbol “TGX”. The high and low prices for the Company’s Common Stock as reported on the NYSE for each quarterly period in 2005 and 2004 are as follows:

	High	Low
2005 First Quarter	$4.08	$ 3.04
Second Quarter	3.89	3.13
Third Quarter	3.58	2.78
Fourth Quarter	3.20	2.75

2004 First Quarter	$6.20	$ 5.00
Second Quarter	5.42	4.20
Third Quarter	4.60	3.53
Fourth Quarter	4.35	3.50

As of March 6 , 2006, the closing price of the Company's Common Stock was $3.26 per share. Also, as of that date, there were approximately 497 holders of record of the Company's Common Stock. The number of record holders does not reflect the number of beneficial owners of the Company's Common Stock for whom shares are held by depositary trust companies, brokerage firms and others.

The Company has a Stockholder Rights Plan (the “Rights Plan”), which contains provisions designed to protect the Company’s stockholders. Pursuant to the Rights Plan, each share of the Company’s Common Stock contains a share purchase right (a “Right”). The Rights expire in February 2007, and do not become exercisable unless certain events occur including the acquisition of, or commencement of a tender offer for, 15% or more of the outstanding Common Stock. In the event certain triggering events occur, including the acquisition of 20% or more of the outstanding Common Stock, each Right that is not held by the 20% or more stockholders will entitle its holder to purchase additional shares of Common Stock at a substantial discount to then current market prices. The Rights Plan and the terms of the Rights, which are set forth in a Rights Agreement between the Company and SunTrust Bank, Atlanta, as Rights Agent, could add substantially to the cost of acquiring the Company, and consequently could delay or prevent a change in control of the Company.

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

Item 6. Selected Financial Data

The following selected financial data are derived from the consolidated financial statements of the Company. The selected financial data set forth below should be read in conjunction with the consolidated financial statements of the Company and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

	Year Ended December 31,
	2005	2004	2003	2002	2001
(Amounts in thousands, except per share data) Statement of Earnings Data:
Product sales	$43,693	$33,030	$35,393	$41,512	$49,667
Licensing fees	577	308	187	352	333
Total revenue	44,270	33,338	35,580	41,864	50,000
Cost of sales	23,763	14,122	15,628	14,677	14,641
Gross profit	20,507	19,216	19,952	27,187	35,359
Selling, general and administrative	20,152	17,619	13,788	12,845	10,448
Research and development	3,632	9,583	7,467	6,538	2,671
Restructuring expenses	33,390	-	-	-	-
Operating profit (loss)	(36,667)	(7,986)	(1,303)	7,804	22,240
Other income, net	1,267	1,134	894	897	1,408
Net earnings (loss) before income tax and cumulative effect of change in accounting principle	(35,400)	(6,852)	(409)	8,701	23,648
Income tax expense (benefit)	(6,394)	(2,542)	(319)	3,145	8,514
Earnings (loss) before cumulative effect of change in accounting principle	(29,006)	(4,310)	(90)	5,556	15,134
Cumulative effect of change in accounting principle, net of tax	-	-	(222)	-	-
Net earnings (loss)	$(29,006)	$(4,310)	$(312)	$5,556	$15,134
Earnings (loss) per common share
Basic:
Earnings (loss) before cumulative effect of change in accounting principle	$(0.93)	$(0.14)	$(0.00)	$0.19	$0.51
Cumulative effect of change in accounting principle, net of tax	-	-	(0.01)	-	-
Net earnings (loss)	$(0.93)	$(0.14)	$(0.01)	$0.19	$0.51
Diluted:
Earnings (loss) before cumulative effect of change in accounting principle	$(0.93)	$(0.14)	$(0.00)	$0.19	$0.50
Cumulative effect of change in accounting principle, net of tax	-	-	(0.01)	-	-
Net earnings (loss)	$(0.93)	$(0.14)	$(0.01)	$0.19	$0.50

Weighted average common shares
Basic	31,273	29,971	29,902	29,746	29,627
Diluted	31,273	29,971	29,902	29,994	30,029

	December 31,
	2005	2004	2003	2002	2001
(In thousands)
Balance Sheet Data:
Cash and short-term investments	$10,073	$28,450	$45,104	$56,344	$45,373
Marketable securities	35,535	33,811	21,327	11,977	10,852
Property, plant and equipment, net	32,766	70,215	73,372	74,050	76,830
Total assets	122,064	148,678	152,789	151,395	144,007
Long-term debt, including current installments	-	-	-	-	-
Contract termination liability, including current installments	1,560	-	-	-	-
Shareholders' equity	$115,683	$138,060	$142,326	$142,090	$136,007

THERAGENICS CORPORATION

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Theragenics Corporation® is a medical device company serving the cancer treatment and surgical markets, with TheraSeed®, its premier palladium-103 prostate cancer treatment device, and wound closure and other medical products manufactured and sold through its CP Medical subsidiary. The Company also manufactures and distributes I-Seed, its iodine-125 based prostate cancer treatment device. Theragenics® is the world’s largest producer of palladium-103, the radioactive isotope that supplies the therapeutic radiation for its TheraSeed® device. Physicians, hospitals and other healthcare providers, primarily located in the United States, utilize the TheraSeed® device. The TheraSeed® device has also been approved for marketing throughout the member countries of the European Union by obtaining its CE Mark, though sales in Europe have not been significant. The majority of sales are channeled through one third-party distributor. The Company also sells its TheraSeed® devices directly to physicians.

On May 6, 2005, the Company acquired CP Medical Corporation (“CP Medical”) for approximately $26.7 million, including $20.6 million in cash and 1,840,458 shares of common stock valued at approximately $6.1 million.

CP Medical is a manufacturer and supplier of innovative wound closure and other medical products such as sutures, cardiac pacing cables, and brachytherapy needles, spacers and sleeves. CP Medical’s products have applications in urology, veterinary, cardiology, plastic surgery, dental, orthopedics, and other fields. Historically, CP Medical has generated the majority of its revenue in the wound closure market, an estimated $2.0 billion annual market worldwide and an estimated $1.2 billion annual market in the United States. During 2005, approximately 60% of CP Medical’s revenue was generated in the veterinary wound closure market, an estimated $50 million annual market in the United States. The transaction established a new growth platform for the Company within the field of medical devices and also serves to diversify the Company’s product offerings within its core brachytherapy business. Consolidated results of operations for the year ended December 31, 2005 include the results of CP Medical since May 7, 2005, the first date after the closing of the acquisition.

During the third quarter of 2005 a plan to restructure the Company was implemented. This plan was announced on August 11, 2005. See “Restructuring” below.

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

Restructuring

On August 11, 2005, the Company announced a restructuring that resulted in the closure of the Plasma Separation Process (“PSP”) facility in Oak Ridge, Tennessee, ended the research and development activities related to the vascular, macular degeneration and breast cancer areas, and eliminated production of radiochemical products. Curtailing these activities allowed the Company to shrink its asset base by shutting down six cyclotrons and closing the Newton Terrace Facility in Buford, Georgia, as well as closing its PSP facility. The objective of the restructuring is to sharpen the Company’s focus on its two main business segments, brachytherapy seeds and CP Medical products, as well as provide a more focused platform for continued diversification and expansion through acquisitions or other channels.

As a result, restructuring charges of approximately $33.4 million were recorded in 2005. These restructuring charges were comprised of one time, non-cash impairment charges totaling $28.8 million which were related to the impairment of the PSP equipment and facility in Oak Ridge, Tennessee, the Newton Terrace facility in Buford, Georgia, and six cyclotrons and related equipment and facilities; other one time, non-cash charges of $3.3 million, including the write off of inventory and other assets, and contract termination costs related to the Oak Ridge land lease; and $1.3 million of severance, site exit and disposal, and other costs. Completion of the restructuring will take a period of months, and the Company expects to incur additional pre-tax restructuring expenses during 2006 of approximately $1.4 million to $1.6 million. These future charges are expected to primarily relate to on going site exit and disposal costs.

During 2005 the restructuring generated pre-tax operating expense savings of approximately $2.3 million, including cash based savings of approximately $1.6 million. Beginning in 2006, the restructuring is expected to generate pre-tax operating expense savings of approximately $6.5 million to $7.0 million annually, including pre-tax cash savings of approximately $4.0 million to $4.4 million annually. On a pre-tax net cash flow basis, the restructuring is expected to produce a positive pre-tax cash flow impact of approximately $2.4 million to $3.0 million in 2006.

The Company intends on disposing of the assets idled by the restructuring. The Company does not expect to be able to sell its leasehold interest in the PSP equipment because of its highly specialized nature and the classification and export control regulations applicable to this technology. However, the Company is actively marketing its interest in its Oak Ridge real estate and the intellectual property generated by the curtailed R&D programs. Assets held for sale of approximately $3.4 million are included in the accompanying consolidated balance sheet at December 31, 2005.

Results of Operations

Year Ended December 31, 2005, Compared to Year Ended December 31, 2004

Consolidated revenue for the year ended December 31, 2005 was $44.3 million, consisting of sales in the brachytherapy seed segment of $36.4 million and sales at CP Medical of $7.9 million. This represents an increase of $10.9 million, or 32.8%, over revenue in 2004, and an increase in brachytherapy seed revenue of $3.0 million, or 9.1% over 2004. The average selling price of the TheraSeed® device during 2005 was comparable to the average selling price during 2004. Management believes that the increases in brachytherapy revenue are a result of the efforts of the Company’s direct sales force and its direct to consumer advertising programs.

Currently, the Company has a non-exclusive distribution agreement in place with C. R. Bard (“Bard”) for the distribution of the TheraSeed® device, which is effective through December 31, 2007 (the “Bard Agreement”). The terms of the Bard Agreement provide for automatic one year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires on December 31, 2007, and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2006.  The Company also had a non-exclusive distribution agreement in place with Medi-Physics, Inc., formerly d/b/a Nycomed Amersham and now part of Oncura, a company formed by a merger of the brachytherapy business of Amersham plc and Galil Medical Ltd. (the “Oncura Agreement”). In December 2004, Oncura notified the Company that it would not be renewing its distribution agreement effective December 31, 2005 and subsequently, the Oncura Agreement was terminated effective September 8, 2005 (see below). Sales to Oncura during the year ended December 31, 2005 declined by 50% compared to 2004.

The Company and Oncura had been arbitrating claims arising in connection with the Oncura Agreement and on April 9, 2005, the arbitration was settled by mutual consent of the parties. As part of the settlement, each party has dropped the claims it had been arbitrating against the other and the parties agreed to advance the termination of Oncura’s distribution agreement for TheraSeed® to September 8, 2005. The Company’s direct sales force and C.R. Bard, its other distributor, have aggressively marketed TheraSeed® to customers of Oncura in an effort to retain the business. Subsequent to the termination of the Oncura Agreement on September 8, 2005, approximately 85% of the TheraSeed® unit volume from former Oncura customers has been retained (based on comparison to the average weekly volume for sales to such customers for the first ten months of 2004). While the Company believes that a significant portion of the customers previously supplied through Oncura will continue to order TheraSeed®, some of these customers may not and accordingly transition issues may affect sales. To the extent that the Company is able to convert customers of Oncura to direct customers, margins would be improved on these particular sales.

In addition, management believes that the brachytherapy industry continues to be adversely affected by competition from other therapies, changes and uncertainties regarding Medicare reimbursement, declining prices for iodine-125 and palladium-103 seeds, competitors’ selling tactics and the effects of consolidation in the industry. At any point in time, Theragenics® and/or its non-exclusive distributor may change their respective pricing policies for the TheraSeed® or I-Seed (in the case of Theragenics®) device in order to take advantage of market opportunities or to respond to competitive situations. Responding to market opportunities and competitive situations could have an adverse effect on average selling prices and could have a favorable effect or prevent an unfavorable effect on market share and volumes. Conversely, the Company and its non-exclusive distributor could individually and independently decide to maintain per unit pricing under certain competitive situations that could adversely affect current or potential market share and volumes.

Licensing fees revenue represents licensing payments for the Company’s TheraSphere® technology. Such licensing fees are not expected to become material in the foreseeable future.

Cost of sales was $23.8 million during 2005, resulting in a gross profit margin of 46.3%, compared with cost of sales of $14.1 million and a gross profit margin of 57.6% during 2004. Included in cost of sales for the year ended December 31, 2005 was $4.4 million of cost of sales associated with CP Medical. The decreased gross margin during 2005 was due primarily to a decrease of $3.9 million in the amount of palladium-103 material produced and used to support research and development efforts during 2005 compared to 2004. The fixed costs associated with the $3.9 million in palladium-103 charged to R&D in 2004 remained in cost of sales during 2005. Additionally, $1.3 million of production costs were capitalized during 2004 associated with the first production of palladium-102 material using the PSP technology at the Company’s Oak Ridge, Tennessee facility. As a result of the cessation of production of palladium-102 during the fourth quarter of 2004, no Oak Ridge production costs were capitalized during 2005. The gross margin in 2005 was positively impacted by approximately $1.7 million of manufacturing related cost savings resulting from the restructuring, plus the increased revenue during 2005. Going forward and based on current operations, the Company believes that its gross margins will be impacted by unit volumes in the brachytherapy business, due to its high fixed cost component, as well as product mix at CP Medical. Given these factors, the composition of cost of sales in the fourth quarter of 2005 is more representative of what is expected going forward in 2006.

Selling, general and administrative (“SG&A”) expenses were $20.2 million during 2005, compared to $17.6 million during 2004, an increase of $2.6 million. This increase resulted from approximately $2.0 million of SG&A at CP Medical, plus approximately $1.1 million of severance related expenses not associated with the restructuring. These increases were partially offset by a decrease in advertising. However, the Company expects to continue to invest in its direct sales force and increase direct to consumer advertising activities in 2006.

Research and development (“R&D”) expense decreased to $3.6 million during 2005, from $9.6 million in 2004. The Company was previously conducting clinical trials related to the use of palladium-103 for the prevention of restenosis (the “TheraP trial”), and clinical trials related to the use of palladium-103 to treat exudative (wet) age related macular degeneration (the “TheraSight trial”). The decrease in R&D expense during 2005 was primarily attributable to the completion of the TheraP trial during the second quarter of 2005 and curtailment of the TheraSight trial. In connection with the recent restructuring, all activities related to the TheraP trial have been discontinued, and activities related to the TheraSight trial have been curtailed. Looking forward, the only activity expected for these programs is the follow up of all patients previously treated in the TheraSight trial, in accordance with the FDA-approved protocol for this trial. The Company expects to reach the study endpoint by late 2006.

Other income, comprising interest income and non-operating expenses, was $1.3 million during 2005, compared to $1.1 million in 2004. Interest income in 2005 was impacted by higher interest rates and improved returns compared to 2004, offset by less invested funds due to cash used in the acquisition of CP Medical. The Company’s investments consist primarily of short-term cash investments and high-credit quality corporate and municipal obligations, in accordance with the Company’s investment policies. Funds available for investment have and will continue to be utilized for the Company’s current and future expansion programs and strategic opportunities for growth and diversification. As funds continue to be used for these programs and activities, and as interest rates continue to change, management expects other income to fluctuate accordingly.

The Company’s effective income tax rate was a benefit of 18.1% during 2005, compared to a benefit of 37.1% during 2004. Primarily as a result of the restructuring charges incurred during the third quarter of 2005, the Company has a net deferred tax asset of approximately $6.8 million at December 31, 2005. The recent history of operating losses incurred by the Company has resulted in a valuation allowance recorded for the full amount of the net deferred tax assets, reducing the income tax benefit recognized in the 2005 periods. The Company’s income tax rate in each period also differed from statutory rates primarily due to the recognition of tax credits related to research activities and tax-exempt interest income.

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

During December 2004, the Company was notified by one of its non-exclusive distributors, Oncura, that it would not be renewing its distribution agreements effective December 31, 2005. Sales to Oncura during 2004 declined by 28.4% compared to the corresponding period of 2003. The Company believes that sales through Oncura were adversely affected by the distributor’s efforts to market prostate cancer treatments other than the TheraSeed® device or brachytherapy.

The Company’s licensing fees revenue represents licensing payments for the Company’s TheraSphere® technology. Such licensing fees are not expected to become material in the foreseeable future.

Cost of sales was $14.1 million during 2004 compared to $15.6 million in 2003. Gross profit was approximately 57.6% of revenue in 2004, compared to 56.1% in 2003. The increase in gross profit percentage in 2004 compared to 2003 was largely due to the capitalization of costs associated with the first production of palladium-102 material using the PSP technology at the Company’s Oak Ridge, Tennessee facility. Total production costs capitalized were approximately $1.3 million during 2004. The total cost of the inventory, including the material and production costs capitalized, is $1.5 million and is included in work-in-process inventory in the accompanying December 31, 2004 balance sheet. The Company completed PSP production of palladium-102 at Oak Ridge during the fourth quarter of 2004. The Company sold the excess palladium metal remaining after the production of palladium-102 for approximately $431,000 in November 2004, which reduced the carrying value of inventory by this amount. The gross margin in 2004 was also favorably impacted by $852,000 of revenue from ancillary services to one distributor during the twelve months ended December 31, 2004. Gross margin during 2004 was negatively impacted by the considerable fixed cost component of Theragenics’ operations in combination with lower revenue during the twelve months ended December 31, 2004 compared to the corresponding period of 2003.

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

R&D expenses increased to $9.6 million, or 28.7% of revenue in 2004, from $7.5 million, or 21.0% of revenue in 2003. The increase in research and development expense during 2004 was primarily attributable to an increase in costs to support the Company’s peripheral vascular and macular degeneration programs and include the cost of palladium-103 produced for use in R&D initiatives.

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

Property, plant and equipment. Property, plant and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of such assets. The Company’s estimates can result in differences from the actual useful lives of certain assets. As of December 31, 2005, the Company owned and operated eight cyclotrons, the first of which entered service in 1998. Each of the Company’s cyclotrons is depreciated using an estimated 10-year life. Management’s estimate of the useful life of these cyclotrons is based on the Company’s experience to date with these cyclotrons. Based on experience gained relative to the operation, refurbishment, and maintenance of the cyclotrons, management believes there is a substantive basis for the current depreciable lives of the cyclotrons.

Management will continue to periodically examine the reasonableness of its estimates used for depreciation. If the Company should determine that the useful life of property, plant or equipment should be shortened or lengthened, depreciation expense would be adjusted accordingly for the remaining useful life/(lives) of the identified asset/(s).

Management assesses the impairment of its depreciable assets whenever events or circumstances indicate that such assets might be impaired. In the event the expected undiscounted future cash flows attributable to the asset is less than the carrying value of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. The estimation of fair value, whether in conjunction with an asset to be held and used or with an asset held for sale, also involves judgment. During the third quarter of 2005 the Company recorded impairment charges of approximately $28.8 million related to the PSP facility, the Newton Terrace facility, six cyclotrons and other related long-lived assets. This impairment charge reflects the excess of these assets carrying value over their fair value as a result of the restructuring actions taken during the third quarter of 2005. See “Restructuring” above.

It is possible that management’s estimates concerning the realizability of the Company’s depreciable assets could change in the future.

Goodwill. On May 6, 2005, the Company completed the acquisition of CP Medical. A total of approximately $26.7 million was paid in connection with the acquisition (see “Overview” above) and the payments were allocated between the fair value of tangible assets acquired, identifiable intangible assets and liabilities assumed. The excess of cost over the fair value of acquired net assets in the amount of $15.8 million is recorded as goodwill. Early in 2003 the Company entered into an agreement to purchase the brachytherapy business of BEBIG Isotopen-und Medizintechnik GmbH, a subsidiary company of Eckert & Ziegler AG. A total of approximately $6.3 million was paid in connection with the acquisition and the payments were allocated between the fair value of the assets in the amount of $3.7 million and $2.6 million to goodwill. The equipment supports the Company’s I-Seed product and became operational during the first quarter of 2004. The Company has determined that the production line will be amortized over a fifteen-year life.

The Company accounts for goodwill and other intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized to expense and must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that such assets might be impaired. The first step of the impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill and intangible assets with indefinite lives. If fair value exceeds book value, goodwill is considered not impaired. If book value exceeds market value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. For this step the implied fair value of the goodwill is compared with the book value of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to that excess. Any loss recognized cannot exceed the carrying amount of goodwill. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited. The Company completed its annual goodwill impairment assessment associated with the CP Medical acquisition and I-Seed equipment during the fourth quarter of 2005, and determined that goodwill was not impaired.

Intangible assets with definite lives are being amortized and this amortization is included in the accompanying consolidated statements of operations.

Allowance for doubtful accounts. Management judgments and estimates are made and used in connection with establishing an allowance for the possibility that portions of our accounts receivable balances may become uncollectable. Accounts receivable are reduced by this allowance. Specifically, management analyzes accounts receivable in relation to current economic trends and changes in our customer payment history in establishing this allowance. The accounts receivable balance, net of the provision for trade accounts receivables allowance of $517,000, was approximately $7.6 million as of December 31, 2005.

Stock-based compensation. In February 2006 the Company granted performance restricted stock rights under which the number of shares issuable upon vesting will vary based on certain performance criteria over the vesting period. Each quarter the Company will determine the expected number of shares issuable upon vesting, based on the performance metrics as compared to the criteria to date. To the extent that the performance metric varies significantly from period to period, the Company may record additional compensation expense or adjust previously recorded compensation expense to reflect current estimates.

Valuation allowance for deferred tax assets. A full valuation reserve related to a $6.8 million net deferred tax asset has been provided as of December 31, 2005. In the future, if sufficient evidence of the Company’s ability to generate adequate future taxable income becomes apparent, the valuation allowance may be required to be reduced, resulting in income tax benefits in the consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and assesses the need for the valuation allowance each reporting period.

Commitments and Other Contractual Obligations

Operating Leases

The Company leases equipment and production, warehouse, office and other space under non-cancelable leases that expire at various dates through April 2010. Approximate minimum payments of these obligations are as follows:

Obligation	Payments due by period
	Total	2006	2007	2008	2009	2010	Thereafter

Rental Space and equipment	$678,000	$196,000	$182,000	$180,000	$120,000	$-	$-
Production, office and warehouse space - related party (1)	711,000	165,000	163,000	163,000	163,000	57,000	-
Total operating lease obligations	$1,389,000	$361,000	$345,000	$343,000	$283,000	$57,000	$-

(1) - CP Medical leases production, warehouse and office space from an entity controlled by the former owner of CP Medical, who is currently an officer and stockholder of Theragenics. Monthly payments of approximately $13,600 are due under this lease through April 2010 and are included in the above lease commitments.

Contract Termination Liability

The Company has recorded a contract termination liability of approximately $1,537,000 at December 31, 2005, consisting of the present value of future payments due under the Company’s Oak Ridge land lease, using a discount rate of 8.5%. This represents a liability for costs recorded in connection with the Company’s restructuring in August 2005 that will continue to be incurred through the remaining term of that lease agreement without economic benefit to the Company, measured at its fair value when the Company ceased using its Oak Ridge facility in August 2005 (see “Restructuring” in Item 1 above). The land lease requires monthly payments of $12,824 through April 2029, adjusted every five years beginning in 2010 for changes in the Consumer Price Index. Future maturities of obligations under this lease are as follows: 2006, $22,176; 2007, $24,136; 2008, $26,269; 2009, $28,591; 2010, $31,119; beyond, $1,427,273.

The Company has issued standby letters of credit from time to time as security for certain liabilities. At December 31, 2005, total outstanding letters of credit, under the Credit Agreement, approximated $933,000. These letters of credit are primarily related to asset retirement liabilities of long-lived assets.

Liquidity and Capital Resources

The Company had cash, short-term investments and marketable securities of $45.6 million at December 31, 2005, compared to $62.3 million at December 31, 2004. Marketable securities consist primarily of short-term cash investments and high-credit quality corporate and municipal obligations, in accordance with the Company’s investment policies. The aggregate decrease in cash, short-term investments and marketable securities was primarily the result of cash paid in the acquisition of CP Medical (see “Overview” above).

Working capital was $60.3 million at December 31, 2005, compared to $72.6 million at December 31, 2004. The Company also has a Credit Agreement with a financial institution that provides for revolving borrowings of up to $40.0 million, including a $5.0 million sub-limit for letters of credit, through a credit facility which expires on October 29, 2006. No borrowings were outstanding under the Credit Agreement at December 31, 2005. The Company does have letters of credit totaling $933,000 outstanding under the Credit Agreement, representing decommission funding required by the Georgia Department of Natural Resources and a utility deposit to the City of Oak Ridge, Tennessee. The Credit Agreement is unsecured, but provides for a “springing lien” to be established on substantially all of the assets of the Company (subject to certain exceptions) in the event certain events of default occur under the Credit Agreement. The Credit Agreement, as amended, contains representations and warranties, as well as affirmative, reporting and negative covenants, customary for financings of this type. Among other things, certain provisions of the Credit Agreement limit the incurrence of additional debt and require the maintenance of certain financial ratios and tests.

Cash provided by operations was $4.2 million for the year ended December 31, 2005, compared to $126,000 in 2004. Cash provided by operations consists of net loss, plus non-cash expenses such as depreciation and amortization, and changes in balance sheet items such as accounts receivable, inventories, prepaid expenses and payables. Prepaid expenses and other current assets decreased $1.5 million during 2005, primarily as a result of the receipt of income tax refunds. Additionally, accounts receivable and inventories increased in aggregate by approximately $1.5 million from 2004, primarily as a result of higher sales volumes.

Capital expenditures totaled $533,000 and $3.3 million during 2005 and 2004, respectively. The spending during 2004 was related to equipment placed in service during the first quarter of 2005 that allows the Company to provide seed loading and sterilization services. During 2004, the Company also made a final payment of $1.0 million as part of the Company’s purchase of the U.S. iodine-125 prostate brachytherapy business of BEBIG (see “Overview” above), procuring an automated production line that became operational during the first quarter of 2004.

In connection with the recent restructuring the Company incurred net pre-tax cash expenditures of approximately $825,000 during 2005, primarily related to severance costs and site exit and disposal activities, and expects further pre-tax cash expenditures of approximately $1.4 million to $1.6 million during 2006. The Company expects pre-tax cash savings of approximately $4.0 million to $4.4 million in 2006 (see “Restructuring” above).

On May 6, 2005, the Company acquired CP Medical Corporation (“CP Medical”) for approximately $26.7 million, including $20.6 million in cash and $6.1 million in common stock.

Cash could also be used in 2006 for increased marketing and TheraSeed® support activities, support for CP Medical growth and in the pursuit of additional diversification efforts such as the purchase of technologies, products or companies.

Cash provided by financing activities was $363,000 and $108,000 in 2005 and 2004, respectively, consisting of cash proceeds from the exercise of stock options and the Company’s Employee Stock Purchase Plan.

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

On November 10, 2005, CMS published its final rule on the OPPS for calendar year 2006.  There are no changes in the reimbursement policy for brachytherapy seeds/sources for 2006, although there are some reductions for hospital payments for procedures required to implant brachytherapy seeds.  Additionally, the GAO study referred to above may have an effect on the reimbursement level for seeds beginning January 1, 2007. Any new reimbursement policies may have an adverse effect on utilization of the Company's brachytherapy products.

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

Forward Looking and Cautionary Statements

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding sales, marketing and distribution efforts, the Company’s direct sales organization, including, but not limited to, its growth and effectiveness, third-party reimbursement, CMS policy, sales mix, effectiveness and continuation of non-exclusive distribution agreements, pricing for the TheraSeed® and I-Seed devices, future cost of sales, R&D efforts and expenses, inventory investment, SG&A expenses, other income, potential new products and opportunities, the development of new markets and technologies, execution of restructuring plans, estimated impairment and other restructuring expenses, expected operating expense savings and associated cash expenditures and savings, Theragenics’® plans and strategies for diversification, and the sufficiency of the Company’s liquidity and capital resources. From time to time, the Company may also make other forward-looking statements relating to such matters as well as statements relating to anticipated financial performance, business prospects, technological developments, other research and development activities and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with new product development cycles, including changes in the competitive landscape, effectiveness and execution of marketing and sales programs of Theragenics® and its non-exclusive distributor, risks associated with customer distribution concentration and potential changes in distributor relationships, the iodine-125 product line, actual or potential changes in product pricing, competitive conditions and selling tactics of the Company’s competitors, continued acceptance of TheraSeed® or the I-Seed devices by the market, management of growth, government regulation of the therapeutic radiological pharmaceutical and device business, potential changes in third-party reimbursement, risks associated with market development activities, risks associated with governmental regulations, changes in assumptions used in estimating restructuring charges and operating expense savings, and unforeseen costs and cash expenditures associated with the restructuring plan. All forward looking statements and cautionary statements included in this document are made as of the date hereby based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward looking statement or cautionary statement.

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

New Accounting Pronouncements

The following accounting standards are effective for the Company beginning January 1, 2006:

SFAS No. 123(R) (revised 2004), Share Based-Payment, (“SFAS 123R”). SFAS 123R requires compensation costs related to share based payments, including stock options and other equity awards, to be measured based on the grant date fair value of the award. While the Company is still evaluating the impact of SFAS 123R, accounting for existing share-based payments in accordance with SFAS 123R is not expected to have a material impact on the Company’s consolidated financial statements. However, future awards may have a material impact on the Company’s results of operations, depending on the number, terms, conditions and grant date fair value of such awards.

SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials and requires that such items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB No. 43. In addition, SFAS 151 requires that allocation of fixed production overhead to the cost of conversion be based on normal capacity of the production facilities. SFAS 151 is not expected to have a material impact on the Company’s consolidated financial statements.

SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS 153”). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 is not expected to have a material impact on the Company’s consolidated financial statements.

Financial Accounting Standards Board Staff Position (FSP) No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, an amendment to SFAS No. 115, Accounting for Certain Investments Held in Debt and Equity Securities. FSP No. 115-1 provides guidance on determining when an investment is considered impaired, evaluating whether that impairment is other than temporary, and recognizing the impairment loss. The FSP also addresses the accounting and disclosure for debt securities subsequent to the recognition of an other-than-temporary impairment. FSP No. 115-1 is not expected to have a material impact on the Company’s consolidated financial statements.

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

	2005			2004
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr
	(Amounts in thousands, except per share data)

Total revenue	$9,539	$11,372	$12,002	$11,357	$7,953	$8,646	$8,283	$8,456
Cost of product sales	4,794	6,244	6,833	5,891	3,398	3,467	3,282	3,975
Gross profit	4,745	5,128	5,169	5,466	4,555	5,179	5,001	4,481
Selling, general and administrative	4,501	5,913	4,414	5,324	4,072	4,470	4,463	4,616
Research and development	1,407	1,143	823	258	2,278	2,308	2,749	2,248
Restructuring expenses	-	-	32,915	475	-	-	-	-
Other income	330	292	288	355	173	257	355	349
Net loss before income taxes	(833)	(1,636)	(32,695)	(236)	(1,622)	(1,342)	(1,856)	(2,034)
Income tax benefit	(337)	(600)	(5,457)	-	(656)	(408)	(734)	(745)
Net loss	$(496)	$(1,036)	$(27,238)	$(236)	$(966)	$(934)	$(1,122)	$(1,289)

Earnings per common share:
Basic	$(0.02)	$(0.03)	$(0.85)	$(0.01)	$(0.03)	$(0.03)	$(0.04)	$(0.04)
Diluted	$(0.02)	$(0.03)	$(0.85)	$(0.01)	$(0.03)	$(0.03)	$(0.04)	$(0.04)
Weighted average shares outstanding:
Basic:	30,014	31,213	31,915	32,027	29,957	29,969	29,974	29,983
Diluted	30,014	31,213	31,915	32,027	29,957	29,969	29,974	29,983

Inflation

Management does not believe that the relatively moderate levels of inflation, which have been experienced in the United States in recent years, have had a significant effect on the Company’s results of operations.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

The Company's market risk exposure, related to market risk sensitive financial instruments, is not material. Letters of credit totaling approximately $933,000 were outstanding under the terms of the Credit Agreement as of December 31, 2005. No borrowings were outstanding under the Credit Agreement as of December 31, 2005. (See Liquidity and Capital Resources above).

Item 8.	Financial Statements and Supplementary Data

See index to Financial Statements (Page F-1) and following pages.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005, the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Theragenics have been detected. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

As permitted by guidance provided by the staff of the U.S. Securities and Exchange Commission, the scope of management’s assessment of internal control over financial reporting as of December 31, 2005 has excluded CP Medical Corporation. CP Medical Corporation was acquired by Theragenics in May 2005, and constituted 17.8% of consolidated revenue for the year ended December 31, 2005 and 23.9% of consolidated assets as of December 31, 2005.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Grant Thornton LLP, an independent registered public accounting firm and their opinion of management’s assessment is stated in their report, which is included herein.

CP Medical Corporation

As more fully described in Note C to the consolidated financial statements included herein, the Company acquired CP Medical Corporation (“CP Medical”) on May 6, 2005. Since the date of acquisition, we have been focusing on analyzing, evaluating, and implementing changes in CP Medical’s procedures and controls to determine their effectiveness and to make them consistent with our disclosure controls and procedures. Prior to our acquisition of CP Medical, CP Medical was not required to prepare financial statements in accordance with accounting principles generally accepted in the United States of America. In addition, CP Medical was not previously required to maintain disclosure controls and procedures or maintain, document and assess internal control over financial reporting, in each case as required under the rules and regulation of the Securities and Exchange Commission.

As noted in Management’s Report on Internal Control over Financial Reporting above, CP Medical was excluded from the scope of our assessment over the effectiveness of internal controls over financial reporting as of December 31, 2005. During the course of integrating the operations of CP Medical, we have identified material weaknesses in internal control specifically related to inventory accounting at CP Medical, with respect to physical inventory quantities being accurately reflected in the automated inventory records and adequate control over movement of inventory. This was a result of inadequate information technology systems, specifically the software utilized for inventory accounting, a lack of adequately experienced accounting personnel for inventory accounting, and a lack of established and documented controls surrounding inventory activities. We have performed additional procedures to ensure that CP Medical inventory was properly stated in accordance with generally accepted accounting principles at December 31, 2005, and to begin remediation of the material weaknesses in internal controls over inventory at CP Medical, including the following:

•	A controller possessing greater knowledge and experience was hired;

•
a full physical inventory count was performed near year end and inventory activity from the date of the physical count back to the date of acquisition, and forward through December 31, 2005 was reconciled;

•	differences in the physical count performed near year end and the computerized inventory records were identified, reconciled and differences were recorded;

•	new accounting software that is appropriate for inventory accounting has been installed and implemented;

•	inventory unit costing was reviewed for accuracy;

•	formally documented procedures for inventory movement are being developed; and

•
recruiting for additional experienced accounting personnel to increase resources and providing training to existing personnel to improve capabilities in the accounting department at CP Medical is currently underway.

During 2006 we will continue to analyze, document, implement and test internal controls at CP Medical and will make additional changes in those controls as appropriate.

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting were identified as having occurred during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as described above with respect to CP Medical.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of
Theragenics Corporation

We have audited management's assessment included in the accompanying management’s Report on Internal Controls Over Financial Reporting, that Theragenics Corporation (a Delaware Corporation) and Subsidiary (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

As described in management’s Report on Internal Controls Over Financial Reporting, management has excluded CP Medical Corporation (“CP Medical”) from its assessment of internal controls over financial reporting as of December 31, 2005 because it was acquired by the Company in May 2005. We have also excluded CP Medical from our audit of internal control over financial reporting. CP Medical is a wholly-owned subsidiary whose total assets and total revenues represent 23.9% and 17.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 13, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
March 13, 2006

Item 9B.	Other Information

None.

PART III

Item 10. Directors and Officers of Registrant*

The Company has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers and a Code of Conduct for all employees. These codes are available on the Company’s website at http://www.theragenics.com. These codes are also available without charge upon request directed to Investor Relations, Theragenics Corporation, 5203 Bristol Industrial Way, Buford, Georgia 30518. The Company intends to disclose amendments or waivers of these codes with respect to the Chief Executive Officer, Senior Financial Officers or Directors required to be disclosed by posting such information on its website.

The Company's Chief Executive Officer is required to certify to the New York Stock Exchange each year that she was not aware of any violation by the Company of the Exchange's corporate governance listing standards. The Chief Executive Officer made her annual certification to that effect to the New York Stock Exchange as of June 1, 2005. The Company's Form 10-K on file with the Securities and Exchange Commission includes the certifications of the Company's Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 and Section 302 of the Sarbanes-Oxley Act of 2002.

Item 11. Executive Compensation*

Item 12. Security Ownership of Certain Beneficial Owners and Management*

Item 13. Certain Relationships and Related Transactions*

Item 14. Principal Accounting Fees and Services*

*
Except as set forth above, the information called for by Items 10, 11, 12, 13 and 14 is omitted from this Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company not later than 120 days after December 31, 2005, the close of its fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a)	The following documents are filed as part of this Report.

1.	Financial Statements See index to financial statements on page F-1.

2.	Financial Schedules See financial statement schedule on page S-2.

3.	Exhibits

3.1	Certificate of Incorporation as amended through July 29, 1998 (incorporated by reference to Exhibit 3.1 of the Company’s report on Form 10-Q for the quarterly period ended June 30, 1998)
3.2	By-Laws (incorporated by reference to Exhibit 3.4 of the Company’s registration statement on Form S-1, File No. 33-7097, and post-effective amendments thereto)
4.1	See Exhibits 3.1 - 3.2 for provisions in the Company's Certificate of Incorporation and By-Laws defining the rights of holders of the Company's Common Stock
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
10.4
Rights Agreement dated February 17, 1997 between the Company and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 99.1 of the Company’s registration statement on Form 8-A filed February 27, 1997)

10.5
Sublease dated March 25, 1999 between Theragenics Corporation and Community Reuse Organization of East Tennessee+ (incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the quarterly period ended March 31, 1999)

10.6
Work for Others Agreement dated March 25, 1999 between Theragenics Corporation® and Lockheed Martin Energy Research Corporation+ (incorporated by reference to Exhibit 10.2 of the Company’s report on Form 10-Q for the quarterly period ended March 31, 1999)

10.7
Credit Agreement dated October 29, 2003 between Theragenics Corporation® and SouthTrust Bank (incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the quarterly period ended September 30, 2003)

10.8
1986 Incentive and Non-Incentive Stock Option Plan* (incorporated by reference to Exhibit 10.11 of the Company’s registration statement on Form S-1, File No. 33-7097, and post-effective amendments thereto)

10.9	1990 Incentive and Non-Incentive Stock Option Plan* (incorporated by reference to Exhibit 10.10 of the Company’s report on Form 10-K for the year ended December 31, 1990)
10.10	Theragenics Corporation 1995 Stock Option Plan* (incorporated by reference to Exhibit 10.1 of the Company’s common stock registration statement on Form S-8, file no. 333-15313)
10.11	1997 Stock Incentive Plan* (incorporated by reference to appendix B of the Company’s Proxy Statement for its 1997 Annual Meeting of Stockholders filed on Schedule 14A)
10.12	Theragenics Corporation Employee Stock Purchase Plan* (incorporated by reference to appendix A of the Company’s Proxy Statement for its 1998 Annual Meeting of Stockholders filed on Schedule 14A)

10.13	Theragenics Corporation 2000 Stock Incentive Plan* (incorporated by reference to Exhibit 10.16 of the Company’s report on Form 10-K for the year ended December 31, 1999)
10.14	Employment Agreement dated April 13, 2000 of M. Christine Jacobs* (incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the quarterly period ended March 31, 2000)
10.14A
First Amendment dated July 8, 2003 to Executive Employment Agreement for M. Christine Jacobs* (incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the quarterly period ended June 30, 2003)

10.15	Employment Agreement dated January 1, 1999 of Bruce W. Smith* (incorporated by reference to Exhibit 10.22 of the Company’s report on Form 10-K for the year ended December 31, 1998)
10.15A	Amendment to Executive Employment Agreement dated June 29, 1999 for Bruce W. Smith* (incorporated by reference to Exhibit 10.18 of the Company’s report on Form 10-K for year ended December 31, 2002)
10.15B
Second Amendment dated June 15, 2001 to Executive Employment Agreement for Bruce W. Smith* (incorporated by reference to Exhibit 10.19 of the Company’s report on Form 10-K for year ended December 31, 2002)

10.15C
Third Amendment dated September 3, 2002 to Executive Employment Agreement for Bruce W. Smith* (incorporated by reference to Exhibit 10.20 of the Company’s report on Form 10-K for year ended December 31, 2002)

10.15D
Fourth Amendment dated May 28, 2003 to Executive Employment Agreement for Bruce W. Smith* (incorporated by reference to Exhibit 10.2 of the Company’s report on Form 10-Q for the quarterly period ended June 30, 2003)

10.15E	Fifth Amendment to Executive Employment Agreement for Bruce W. Smith*
10.16	Employee Employment Agreement dated January 1, 2000 for Michael O’Bannon* (incorporated by reference to Exhibit 10.26 of the Company's report on Form 10-K for the year ended December 31, 2003)
10.16A
Amendment to Employee Employment Agreement dated October 25, 2001 for Michael O’Bannon* (incorporated by reference to Exhibit 10.27 of the Company's report on Form 10-K for the year ended December 31, 2003)

10.16B	Amendment to Employee Employment Agreement for Michael O’Bannon*
10.17	Additional Compensation Information* (incorporated by reference to Exhibit 10.19 of the Company’s report on Form 10-K for the year ended December 31, 2004)
10.18	Short-Term Incentive Program* (incorporated by reference to Exhibit 10.20 of the Company’s report on Form 10-K for the year ended December 31, 2004)
10.19	Long-Term Incentive Program* (incorporated by reference to Exhibit 10.21 of the Company’s report on Form 10-K for the year ended December 31, 2004)
10.20	Forms of Option Award* (incorporated by reference to Exhibit 10.22 of the Company’s report on Form 10-K for the year ended December 31, 2004)
10.21	Form of Restricted Stock Award* (incorporated by reference to Exhibit 10.23 of the Company’s report on Form 10-K for the year ended December 31, 2004)
10.22	Advisor to the President Agreement dated December 22, 2004 with John Herndon* (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed February 14, 2005)
10.23	Form of Directors and Officers Indemnification Agreement* (incorporated by reference to Exhibit 10.28 of the Company's report on Form 10-K for the year ended December 31, 2003)

10.24	Form of Restricted Stock Agreement as of May 2005* (incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the quarterly period ended July 3, 2005)
10.25	Form of Performance Restricted Stock Rights Agreement* (incorporated by reference to Exhibit 10.2 of the Company’s report on Form 10-Q for the quarterly period ended July 3, 2005)
10.26	Form of Restricted Stock Rights Agreement* (incorporated by reference to Exhibit 10.3 of the Company’s report on Form 10-Q for the quarterly period ended July 3, 2005)
10.27
Borrower Party Joinder Agreement dated May 6, 2005 among CP Medical Corporation, the Company, and Wachovia Bank, National Association, successor interest to SouthTrust Bank, amending the Credit Agreement dated as of August 12, 2005 between the Company and SouthTrust Bank (incorporated by reference to Exhibit 10.4 of the Company’s report on Form 10-Q for the quarterly period ended July 3, 2005)

10.28
Employment Agreement between the Company and Francis J. Tarallo dated August 10, 2005* (incorporated by reference to Exhibit 10.5 of the Company’s report on Form 10-Q for the quarterly period ended July 3, 2005)

10.29
Amendment to Credit Agreement dated August 11, 2005 among CP Medical Corporation, the Company, and Wachovia Bank, National Association, successor interest to SouthTrust Bank, amending the Credit Agreement dated October 29, 2003 between the Company and SouthTrust Bank. (incorporated by reference to Exhibit 10.6 of the Company’s report on Form 10-Q for the quarterly period ended July 3, 2005)

10.30	Form of Amendment to Performance Restricted Stock Rights Agreement * (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed January 5, 2006)
10.31	Form of Performance Restricted Stock Rights Agreement* (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed February, 2006)
10.32	Severance Agreement between the Company and James MacLennan dated May 26, 2005* (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed June 2, 2005)
10.33	Severance Agreement between the Company and Tracy Caswell dated May 26, 2005* (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed June 2, 2005)
10.34	Registration Rights Agreement dated May 6, 2005 by and among the Company, Patrick Ferguson and Cynthia Ferguson (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed May 12, 2005)
10.35	Employment Agreement dated May 6, 2005 by and between the Company and Patrick Ferguson* (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 12, 2005)
10.36
Stock Purchase Agreement by and among the Company, CP Medical Corporation, Patrick Ferguson and Cynthia Ferguson (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed April 29, 2005)

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Dated: March 13, 2006
Buford, Georgia

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ M. Christine Jacobs M. Christine Jacobs	Chief Executive Officer (Principal Executive Officer) President and Director	3/13/06

/s/ Francis J. Tarallo Francis J. Tarallo	Chief Financial Officer (Principal Financial and Accounting Officer) and Treasurer	3/13/06

/s/ Patrick L. Flinn Patrick L. Flinn	Chairman and Director	3/13/06

/s/ Otis W. Brawley, M.D. Otis W. Brawley, M.D.	Director	3/13/06

/s/ Orwin L. Carter Orwin L. Carter	Director	3/13/06

/s/ Earnest W. Deavenport, Jr. Earnest W. Deavenport, Jr.	Director	3/13/06

/s/ John V. Herndon John V. Herndon	Director	3/13/06

/s/ Philip A. Incarnati Philip A. Incarnati	Director	3/13/06

/s/ Peter A. A. Saunders Peter A. A. Saunders	Director	3/13/06

THERAGENICS CORPORATION®

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of
Theragenics Corporation

We have audited the accompanying consolidated balance sheets of Theragenics Corporation (a Delaware corporation) and Subsidiary (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005 and 2004, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note N to the Consolidated Financial Statements, Theragenics Corporation adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
March 13, 2006

Theragenics Corporation and Subsidiary

CONSOLIDATED BALANCE SHEETS

December 31,

(Amounts in thousands, except per share data)

ASSETS

	2005	2004
CURRENT ASSETS
Cash and short-term investments	$10,073	$28,450
Marketable securities	35,535	33,811
Trade accounts receivable, less allowance of $517 in 2005 and $177 in 2004	7,622	5,787
Inventories	5,042	2,996
Deferred income tax asset	-	410
Prepaid expenses and other current assets	2,720	4,221
Assets held for sale	3,433	-

Total current assets	64,425	75,675

PROPERTY, PLANT AND EQUIPMENT - AT COST
Buildings and improvements	21,793	43,618
Machinery and equipment	35,271	61,560
Office furniture and equipment	701	810
	57,765	105,988
Less accumulated depreciation	25,960	41,226
	31,805	64,762
Land and improvements	822	822
Construction in progress	139	4,631

	32,766	70,215

OTHER ASSETS
Goodwill	18,370	2,578
Other intangible assets	6,388	86
Other	115	124

	24,873	2,788

Total Assets	$122,064	$148,678

Theragenics Corporation and Subsidiary

CONSOLIDATED BALANCE SHEETS - Continued

December 31,

(Amounts in thousands, except per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	2005	2004
CURRENT LIABILITIES
Accounts payable	$1,488	$1,871
Accrued salaries, wages and payroll taxes	1,659	608
Other current liabilities	1,025	607

Total current liabilities	4,172	3,086

LONG TERM LIABILITIES
Deferred income taxes	-	6,920
Decommissioning retirement	672	549
Contract termination liability	1,537	-
Other	-	63

Total long term liabilities	2,209	7,532

SHAREHOLDERS’ EQUITY
Common stock - authorized 100,000 shares of $.01 par value; issued and outstanding, 32,008 in 2005 and 29,989 in 2004	320	300
Additional paid-in capital	68,717	61,987
Deferred compensation	(94)	(23)
Retained earnings	46,924	75,930
Accumulated other comprehensive loss	(184)	(134)

Total shareholders’ equity	115,683	138,060

	$122,064	$148,678

The accompanying notes are an integral part of these consolidated statements.

Theragenics Corporation and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

Year ended December 31,

(Amounts in thousands, except per share data)

	2005	2004	2003
Revenue
Product sales	$43,693	$33,030	$35,393
Licensing fees	577	308	187
	44,270	33,338	35,580

Cost of sales	23,763	14,122	15,628

Gross profit	20,507	19,216	19,952

Operating expenses
Selling, general and administrative	20,152	17,619	13,788
Research and development	3,632	9,583	7,467
Restructuring expenses	33,390	-	-
	57,174	27,202	21,255

Loss from operations	(36,667)	(7,986)	(1,303)

Other income (expense)
Interest income	1,429	1,209	1,040
Interest and financing costs	(160)	(171)	(167)
Other	(2)	96	21
	1,267	1,134	894
Loss before income tax and cumulative effect of change in accounting principle	(35,400)	(6,852)	(409)

Income tax benefit	(6,394)	(2,542)	(319)

Loss before cumulative effect of change in accounting principle	(29,006)	(4,310)	(90)

Cumulative effect of change in accounting principle, net of tax of $131	-	-	(222)

NET LOSS	$(29,006)	$(4,310)	$(312)

Theragenics Corporation and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS - Continued

Year ended December 31,

(Amounts in thousands, except per share data)

	2005	2004	2003
BASIC AND DILUTED NET LOSS PER COMMON SHARE
Loss before cumulative effect of change in accounting principle	$(0.93)	$(0.14)	$(0.00)
Cumulative effect of change in accounting principle, net of tax	-	-	(0.01)
Net loss per common share	$(0.93)	$(0.14)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES	31,273	29,971	29,902

Net loss	$(29,006)	$(4,310)	$(312)

Comprehensive loss
Unrealized loss on securities available for sale:	(50)	(143)	(34)

Total comprehensive loss	$(29,056)	$(4,453)	$(346)

The accompanying notes are an integral part of these consolidated statements.

Theragenics Corporation and Subsidiary

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three years ended December 31, 2005

(Amounts in thousands, except per share data)

	Common Stock
	Number of Shares	Par value $0.01	Additional paid-in capital	Deferred compensation	Retained earnings	Accumulated other comprehensive income	Total

Balance, December 31, 2002	29,760	$298	$61,197	$-	$80,552	$43	$142,090

Exercise of stock options	162	1	434				435

Employee stock purchase plan	22		70				70

Stock-based compensation			72				72

Unrealized loss on securities available-for-sale						(34)	(34)

Income tax effect from stock options and stock purchase plan			5				5

Net loss for the year					(312)		(312)

Balance, December 31, 2003	29,944	$299	$61,778	$-	$80,240	$9	$142,326

Exercise of stock options	18	1	29				30

Employee stock purchase plan	20		78				78

Stock-based compensation	7		102	(23)			79

Theragenics Corporation and Subsidiary

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - Continued

For the three years ended December 31, 2005

(Amounts in thousands, except per share data)

Unrealized loss on securities available-for-sale						(143)	(143)

Net loss for the year					(4,310)		(4,310)

Balance, December 31, 2004	29,989	$300	$61,987	$(23)	$75,930	$(134)	$138,060

Issuance of common stock for acquisition of CP Medical	1,840	18	6,083				6,101

Exercise of stock options	112	1	272				273

Employee stock purchase plan	32	1	89				90

Stock-based compensation shares issues	35	-	120	(120)			-

Amortization of share based compensation			166	49			215

Unrealized loss on securities available-for-sale						(50)	(50)

Net loss for the year					(29,006)		(29,006)

Balance, December 31, 2005	32,008	$320	$68,717	$(94)	$46,924	$(184)	$115,683

The accompanying notes are an integral part of these consolidated statements.

Theragenics Corporation and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,

(Amounts in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net loss	$(29,006)	$(4,310)	$(312)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	-	-	222
Depreciation & amortization	6,818	6,946	6,553
Deferred income taxes	(6,510)	(131)	547
Income tax effect from stock options and stock purchase plan	-	-	5
Impairment of long-term assets	28,789
Other non-cash restructuring charges	3,315	-	-
Stock-based compensation	215	79	72
Deferred rent	(2)	(2)	(3)
Provision for allowances	326	78	(1)
Loss on disposal of equipment	14	15	3
Changes in assets and liabilities:
Accounts receivable	(657)	(2,015)	987
Inventories	(873)	(1,164)	(790)
Prepaid expenses and other current assets	1,527	539	(2,479)
Other assets	9	58	(25)
Trade accounts payable	(1,041)	(267)	584
Accrued salaries, wages and payroll taxes	980	31	88
Other liabilities	285	269	(3)

Net cash provided by operating activities	4,189	126	5,448

Cash flows from investing activities:
Purchases and construction of property and equipment	(533)	(3,263)	(2,542)
Proceeds from disposal of plant and property	-	2	7
Acquisition of business, net of cash acquired	(20,468)	(1,000)	(5,243)
Purchases of marketable securities	(22,455)	(27,624)	(28,249)
Maturities of marketable securities	20,527	14,997	18,834

Net cash used in investing activities	(22,929)	(16,888)	(17,193)

Cash flows from financing activities:
Proceeds from exercise of stock options and stock purchase plan	363	108	505

Net cash provided by financing activities	363	108	505

Theragenics Corporation and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

Year ended December 31,

(Amounts in thousands)

	2005	2004	2003

Net decrease in cash and short-term investments	$(18,377)	$(16,654)	$(11,240)

Cash and short-term investments at beginning of year	$28,450	$45,104	$56,344

Cash and short-term investments at end of year	$10,073	$28,450	$45,104

Supplementary Cash Flow Disclosure

Interest paid	$80	$101	$167
Income taxes paid (received)	$(543)	$21	$1,113

Non-cash investing and financing activities:

Stock issued for acquisition (see Note C)	$6,101	$-	$-

The accompanying notes are an integral part of these consolidated statements.

Theragenics Corporation and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Theragenics Corporation and Subsidiary (the “Company”) is a provider of brachytherapy and surgical products, operating in two business segments. In Buford, Georgia, the Company operates its brachytherapy seed segment, where it manufactures and markets TheraSeed®, a palladium-103 based device and I-Seed, an iodine-125 based device, both used primarily in the minimally invasive treatment of localized prostate cancer. Physicians, hospitals and other healthcare providers, primarily located in the United States, utilize the TheraSeed® and I-Seed devices. The TheraSeed® device has also been approved for marketing throughout the member countries of the European Union by obtaining its CE Mark. Sales of the TheraSeed® device in Europe have not been significant. The Company sells its TheraSeed® and I-Seed devices directly to physicians. TheraSeed® is also sold through a third party distributor.

Through its subsidiary, CP Medical Corporation (“CP Medical”), based in Portland, Oregon, the Company operates its wound closure and surgical products segment. CP Medical manufactures and distributes sutures, cardiac pacing cables and other surgical products with applications in, among other areas, urology, veterinary, orthopedics, dental, plastic surgery and cardiology. CP Medical sells directly to customers and through manufacturers’ representatives.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1.  Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, CP Medical. All significant intercompany accounts and transactions have been eliminated. The Company has no unconsolidated entities and no special purpose entities.

2.  Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP), management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the balance sheet, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.  Revenue Recognition and Cost of Sales

Product sales are recognized upon shipment and are generally not returnable, including sales to third party distributors. Licensing fees are recognized in the periods to which they relate.

Shipping and handling costs are included in cost of sales.

4.  Cash and Short-Term Investments

For purposes of reporting cash flows, cash and short-term investments include cash on hand, cash in banks, variable rate demand notes, treasury investments and U.S. obligations and commercial paper with maturities equal to or less than 90 days from purchase.

Theragenics Corporation and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

5.  Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Market is replacement cost or net realizable value. The Company estimates reserves for inventory obsolescence based on management’s judgment of future realization. Inventories as of December 31, 2005 and 2004 were comprised of the following (in thousands):

	December 31,
	2005	2004

Raw materials	$2,381	$894
Work in progress	531	1,813
Finished goods	1,422	121
Spare parts and supplies	921	281
	5,255	3,109
Allowance for obsolete inventory	(213)	(113)
Total	$5,042	$2,996

6. Property, Equipment, and Depreciation

Property and equipment are recorded at historical cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives on a straight-line basis. Depreciation expense related to property and equipment charged to operations was approximately $6,106,000, $6,872,000 and $6,545,000 for 2005, 2004 and 2003, respectively. Estimated service lives are 30 years for buildings and improvements, and 3 to 15 years for machinery, equipment and furniture. Expenditures for repairs and maintenance not considered to substantially lengthen the life of the asset or increase capacity or efficiency are charged to expense as incurred.

7. Impairment of Long-Lived Assets

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically evaluates long-lived assets, including property, plant and equipment and definite lived intangible assets whenever events or changes in conditions may indicate that the carrying value may not be recoverable. Factors that management considers important that could initiate an impairment review include the following:

•	significant operating losses;
•	recurring operating losses;
•	significant declines in demand for a product produced by an asset capable of producing only that product;
•	assets that are idled or held for sale;
•	assets that are likely to be divested

The impairment review requires the Company to estimate future undiscounted cash flows associated with an asset or group of assets and sum the estimated future cash flows. If the future undiscounted cash flows is less than the carrying amount of the asset, the Company must estimate the fair value of the asset. If the fair value of the asset is below the carrying value, then

Theragenics Corporation and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

the difference will be written-off. Estimating future cash flows requires the Company to make judgments regarding future economic conditions, product demand and pricing. Although the Company believes its estimates are appropriate, significant differences in the actual performance of the asset or group of assets may materially affect the Company’s asset values and results of operations.

Impairment charges of $28.8 million in 2005 related to assets held for sale were recorded in 2005. These assets were buildings and equipment for operations that have been permanently closed in conjunction with the Company’s restructuring activities (See Note D). The charges represent the difference between the carrying value of the assets and the estimated fair value.

8. Goodwill and Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized. The Company tests such goodwill and other intangible assets with indefinite lives for impairment annually, or more frequently if events or circumstances indicate that an asset might be impaired. Other intangible assets determined to have definite lives are amortized over their useful lives. The Company reviews these other intangible assets with definite lives for impairment to ensure they are appropriately valued if conditions exist that indicate the carrying value may not be recoverable.

9. Income Taxes

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

10. Research and Development Costs

Research and development (R&D) costs are expensed when incurred.

11. Advertising

Advertising costs are expensed as incurred. Advertising expense was approximately $3,054,000, $3,430,000 and $2,291,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Theragenics Corporation and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

12. Earnings Per Share and Common Stock

Basic net earnings/(loss) per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net earnings/(loss) per common share is based upon the weighted average number of common shares outstanding plus dilutive potential common shares, including options and awards outstanding during the period.

13. Stock Based Compensation

The Company maintains various stock based compensation plans for employees and directors which are described more fully in Note K to these consolidated financial statements. The Company accounts for these plans in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employee. Under APB 25 the intrinsic value method is used, in which compensation expense is recognized for the amount, if any, that the fair value of the underlying common stock exceeds the exercise price at the date of grant. No stock based compensation has been recognized for stock options issues to employees and directors, as all options granted had an exercise price at least equal to the market value of the underlying common stock at the date of grant. Stock options and other equity instruments issued in exchange for goods or services with non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily measurable.

The following represents the effect on net loss and earnings per share if the Company had applied the fair market value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, as amended (in thousands, except per share data):

		2005	2004	2003
Net loss	As reported	$(29,006)	$(4,310)	$(312)
	Pro forma	(29,112)	(4,799)	(1,190)

Basic net loss per common share	As reported	$(0.93)	$(0.14)	$(0.01)
	Pro forma	(0.93)	(0.16)	(0.04)

Diluted net loss per common share	As reported	$(0.93)	$(0.14)	$(0.01)
	Pro forma	(0.93)	(0.16)	(0.04)

The weighted average fair value of the options granted during 2005, 2004, and 2003 was $1.38, $2.77 and $2.79, respectively. The fair values were estimated using the Black-Scholes options-pricing model with the following weighted average assumptions:

	2005	2004	2003
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	45.8%	64.1%	72.7%
Risk-free interest rate	3.5%	3.2%	3.4%
Expected life of option (years)	3.1	5.4	5.5

Expected stock price volatility is primarily based on the historical volatility of the Company’s stock price over the most recent period commensurate with the expected option life. When

Theragenics Corporation and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

determining the expected life of stock options, the Company classifies options into groups for employees where relatively homogeneous exercise behavior is expected. The vesting period of the options, the length of time similar grants have remained outstanding in the past, and the expected volatility of the stock is also considered. These factors may cause the expected volatility and expected life of options granted to differ from period to period.

SFAS No. 123(R) (revised 2004), Share Based-Payment, (“SFAS 123R”) is effective for the Company beginning January 1, 2006. SFAS 123R requires compensation costs related to share based payments, including stock options and other equity awards, to be measured based on the grant date fair value of the award. While the Company is still evaluating the impact of SFAS 123R, accounting for existing share-based payments in accordance with SFAS 123R is not expected to have a material impact on the Company’s consolidated financial statements. However, future awards may have a material impact on the Company’s results of operations, depending on the number, terms, conditions and grant date fair value of such awards.

14. Marketable Securities and Fair Value of Financial Instruments

The Company’s financial instruments include cash, cash equivalents and marketable securities. The carrying value of cash and cash equivalents approximates fair value due to the relatively short period to maturity of the instruments. Marketable securities which consist primarily of high-credit quality corporate and municipal obligations are classified as available-for-sale and are reported at fair value based upon quoted market prices, with unrealized gains or losses excluded from earnings and included in other comprehensive income, net of applicable taxes.

Available-for-sale securities consist of (in thousands):

	December 31,
		2005			2004
	Amortized Cost	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Loss	Estimated Fair Value
State and municipal securities	$5,485	$(39)	$5,446	$4,726	$(8)	$4,718
U.S. government and agency securities	3,107	(14)	3,093	6,994	(46)	6,948
Corporate and other securities	27,127	(131)	26,996	22,225	(80)	22,145
Total	$35,719	$(184)	$35,535	$33,945	$(134)	$33,811

The estimated fair value of marketable securities by contractual maturity at December 31, 2005, is as follows (in thousands):

Due in one year or less	$27,377
Due after one year through five years	$8,158

NOTE C - ACQUISITION OF CP MEDICAL

On May 6, 2005, the Company acquired all of the outstanding common stock of CP Medical Corporation (“CP Medical”) for approximately $26.7 million, including $20.6 million in cash and 1,840,458 shares of common stock valued at approximately $6.1 million. Common shares issued were valued based on their average market price over the 20 day period from March 28,

Theragenics Corporation and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

2005 to April 22, 2005. CP Medical is a manufacturer and distributor of innovative wound closure and other medical products such as sutures, cardiac pacing cables, brachytherapy needles and supplies, and other surgical products. These products have applications in urology, veterinary, cardiology, plastic surgery, dental, orthopedics, and other fields. This acquisition establishes a new growth platform for the Company within the field of medical devices and serves to diversify the Company’s product offerings within its brachytherapy business. Consolidated results of operations include the results of operations of CP Medical from the date of acquisition.

The acquisition was recorded under the provisions of SFAS No. 141, Business Combinations. Accordingly, the purchase price was allocated based on the fair values of the assets acquired and liabilities assumed at the date of acquisition, with the excess of the purchase price over the fair value of the net assets acquired recorded as goodwill. Actual allocations of goodwill and other identified assets and liabilities may change during the allocation period, generally one year from the date of acquisition. Following is a summary of the fair value of the assets acquired and liabilities assumed (in thousands):

	Fair value	Amortization life of intangible assets
Current assets	$4,565	-
Equipment	314	-
Goodwill	15,792	Indefinite
Trade names	1,700	Indefinite
Customer relationships	3,500	9 years
Non-compete agreements	1,269	1-5 years
Developed technology	360	7 years
Patents	31	17 years
Current liabilities	(857)	-

Net assets acquired	$26,674

The weighted average life of intangible assets subject to amortization is 7.9 years. The goodwill acquired is expected to be deductible for income tax purposes.

The following unaudited pro forma summary combines the Company’s results with those of CP Medical as if the acquisition had occurred on January 1, 2004. Certain adjustments have been made to reflect the impact of the purchase transaction, primarily consisting of amortization of certain intangible assets and a reduction in interest income as a result of cash used in the acquisition. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the acquisition been made as of January 1, 2004, nor are they necessarily indicative of results that may occur in the future (in thousands, except per share data):

	Pro Forma
	Year Ended December 31,
	2005	2004
Revenue	$47,961	$42,702
Net loss	(29,019)	(4,139)
Net loss per share, basic and diluted	$(0.91)	$(.13)

Theragenics Corporation and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE D - RESTRUCTURING

On August 11, 2005, the Company announced a restructuring that resulted in the closure of the Plasma Separation Process (“PSP”) facility in Oak Ridge, Tennessee, ended the research and development activities related to the vascular, macular degeneration and breast cancer areas, and eliminated production of radiochemical products. All of these activities were within the Company’s brachytherapy seed business segment. Curtailing these activities allowed the Company to shrink its asset base by shutting down six cyclotrons, closing its Newton Terrace facility in Buford, Georgia, and closing its PSP facility in Oak Ridge, Tennessee. The objective of the restructuring is to sharpen the Company’s focus on its two business segments; brachytherapy seeds and CP Medical products, as well as provide a more focused platform for continued diversification and expansion through acquisitions and other channels.

As a result, restructuring charges of $33.4 million were recorded in 2005. These restructuring charges were comprised of one time, non-cash impairment charges totaling $28.8 million, which were related to impairment of long-lived assets including the PSP equipment and facilities in Oak Ridge, Tennessee, the Newton Terrace facility in Buford, Georgia, and six cyclotrons and related facilities; other one time, non-cash charges of $3.3 million, including write off of inventory, other assets and contract termination costs related to the Oak Ridge land lease; and $1.3 million of severance, site exit and disposal costs and other expenses. Completion of the restructuring will take a period of months, and the Company expects to incur additional pre-tax restructuring expenses of $1.4 million to $1.6 million in 2006. These future charges are expected to primarily relate to on-going site exit and disposal costs and will be expensed as incurred.

A schedule of certain information related to these restructuring charges follows (in thousands):

	Total amount expected to be incurred	Amount incurred in 2005	Cumulative amount incurred through December 31, 2005
Impairment of long-lived assets	$28,789	$28,789	$28,789
Write off of inventory and other assets	1,757	1,757	1,757
Contract termination costs	1,495	1,495	1,495
Severance costs	919	889	889
Site exit and disposal costs	2,000	357	357
Other	122	102	102
	$35,082	$33,389	$33,389

A reconciliation of liabilities attributable to the restructuring follows (in thousands):

	Accrual at December 31, 2004	Charged to expenses	Other	Payments	Accrual at December 31, 2005
Contract termination costs	$-	$1,495	$72	$7	$1,560
Severance	-	889	-	359	530
Site exit and disposal activities	-	357	-	357	-
Other	-	102	-	102	-

Contract termination costs relate to the land lease at the Oak Ridge, Tennessee facility. This represents a liability for costs that will continue to be incurred through the remaining term of that lease agreement without economic benefit to the Company, measured at its fair value when the Company ceased using the facility in August 2005. $72,000 was previously recorded as deferred rent attributable to the land lease. Additionally, $23,000 of the accrual at December 31, 2005 is classified as other current liabilities in the accompanying consolidated balance sheet at December 31, 2005, representing the current portion of the liability due.

Severance costs are vested in accordance with the terms of the severance agreements. Additional severance may be earned based on the period of time affected employees remain during the shut down period. Any additional severance will be expensed in the period in which it is earned.

Site exit and disposal activities are related to the Oak Ridge facility and are expensed as incurred.

Assets held for sale of approximately $3.4 million at December 31, 2005, represents the estimated fair market value of the Oak Ridge related equipment and facilities to be disposed of related to the restructuring.

Theragenics Corporation and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE E - GOODWILL AND INTANGIBLE ASSETS

Goodwill and trade names are assigned to reporting units and are not amortized. At December 31, 2005, goodwill consists of $15,792,000 related to CP Medical and the Company’s wound closure and medical products segment, and $2,578,000 related to its I-Seed production line within the brachytherapy seed business. Other intangible assets include $1,700,000 of trade names assigned to CP Medical. The Company performs tests for impairment of goodwill and other intangible assets that are not amortized on an annual basis, or more frequently if events or circumstances indicate it might be impaired. Such tests include comparing the fair value of the reporting unit with its carrying value, including goodwill and other intangible assets that are not amortized. Impairment assessments are performed primarily using discounted cash flow analyses and the assumptions used in these analyses are consistent with the Company’s internal planning. The Company completed its annual impairment assessments in the fourth quarter of 2005 after its annual forecasting and budgeting process, and determined that goodwill and other intangible assets were not impaired.

Changes in the carrying amount of goodwill are as follows (in thousands):

	CP Medical	I-Seed Production Line	Total
Balance, January 1, 2003	$-	$-	$-
Goodwill acquired during year	-	1,578	1,578
Balance, December 31, 2003	-	1,578	1,578
Final progress payment for I-Seed line	-	1,000	1,000
Balance, December 31, 2004	-	2,578	2,578
Goodwill acquired during year	15,792	-	15,792
Balance, December 31, 2005	$15,792	$2,578	$18,370

Other intangibles assets include the following (in thousands):

	December 31,
	2005	2004	Amortization Life

Trade names	$1,700	$-	indefinite
Customer relationships	3,500	-	9 years
Non-compete agreements	1,269	-	1-5 years
Developed technology	360	-	7 years
Loan fees, patents and other	290	259	3-19 years

	7,119	259
Accumulated amortization	731	173

	$6,388	$86

At December 31, 2005, the weighted average life of intangible assets subject to amortization was 8.1 years. Amortization expense related to intangible assets was $557,000, $24,000 and $24,000 in the years ended December 31, 2005, 2004 and 2003, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

Theragenics Corporation and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

As of December 31, 2005, future approximate aggregate amortization expense for intangible assets subject to amortization is as follows (in thousands):

Year Ending December 31,
2006	$728
2007	687
2008	682
2009	682
2010	523
Beyond	1,386
$4,688

Theragenics Corporation and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE F - SEGMENT REPORTING

Segment Reporting
The Company operates in two segments, the brachytherapy seed segment and the CP Medical wound closure and medical products segment. The brachytherapy seed segment is comprised of the Company’s TheraSeed® and I-Seed products as well as related products and services. CP Medical is a manufacturer and distributor of wound closure and other medical products sold in the professional surgical and veterinary fields. The following tables provide certain information for these segments (in thousands):

	Year Ended December 31,
	2005	2004	2003
Revenue
Brachytherapy seed	$36,372	$33,338	$35,580
CP Medical	7,898	-	-
	$44,270	$33,338	$35,580

Restructuring expenses
Brachytherapy seed	$33,390	$-	$-
CP Medical	-	-	-
	$33,390	$-	$-

Operating income (loss)
Brachytherapy seed	$(38,097)	$(7,986)	$(1,303)
CP Medical	1,430	-	-
	$(36,667)	$(7,986)	$(1,303)

Capital expenditures,
excluding acquisition
of business
Brachytherapy seed	$335	$3,263	$2,542
CP Medical	198	-	-
	$533	$3,263	$2,542

Depreciation and amortization
Brachytherapy seed	$6,281	$6,946	$6,553
CP Medical	537	-	-
	$6,818	$6,946	$6,553

Intersegment revenue was not significant in 2005.

Theragenics Corporation and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

Segment information related to significant assets and liabilities follows (in thousands):

	December 31,
	2005	2004
Identifiable assets
Brachytherapy seed	$120,485	$148,678
CP Medical	29,191	-
Intersegment eliminations	(27,612)	-
	$122,064	$148,678

Goodwill
Brachytherapy seed	$2,578	$2,578
CP Medical	15,792	-
	$18,370	$2,578

Other intangible assets
Brachytherapy seed	$29	$86
CP Medical	6,359	-
	$6,388	$86

Information regarding revenue by geographic regions follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
United States	$43,136	$33,338	$35,580
Europe	764	-	-
Other foreign countries	370	-	-
	$44,270	$33,338	$35,580

Foreign sales relate to CP Medical and are attributed to countries based on location of the customer. All of the Company’s long-lived assets are located within the United States.

Theragenics Corporation and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE G - DISTRIBUTION AGREEMENT AND MAJOR CUSTOMERS

Distribution Agreement

The Company sells its TheraSeed® and I-Seed devices directly to health care providers. Currently, the Company also has a non-exclusive distribution agreement in place with C.R. Bard (“Bard”) for distribution of the TheraSeed® device (the “Bard Agreement”). The terms of the Bard Agreement provide for automatic one year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires on December 31, 2007, and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2006. The Bard Agreement gives Bard the non-exclusive right to distribute the TheraSeed® device in the U.S., Canada and other international locations for the treatment of prostate cancer and other solid localized cancerous tumors. A distribution agreement with Medi-Physics, Inc. (formerly d/b/a Nycomed Amersham and part of Oncura, referred to herein as “Oncura”) terminated on September 8, 2005 (see Note J).

Major Customers

Sales to Bard and Oncura represented approximately 71% and 81% of brachytherapy product revenue in 2005 and 2004, respectively. In 2003, sales to Bard, Oncura and two other distributors represented approximately 81% of brachytherapy product revenue. Bard is the only customer to represent more than 10% of brachytherapy product revenue in each of the last three years, and was the only customer to represent more than 10% of brachytherapy product revenue in 2005.

Accounts receivable from Bard represented approximately 52% of brachytherapy accounts receivable at December 31, 2005. At December 31, 2004, Bard and Oncura represented approximately 74% of brachytherapy accounts receivable, with each exceeding 10%.

One customer represented approximately 14% of CP Medical revenue for 2005, and 24% of CP Medical accounts receivable at December 31, 2005.

NOTE H - INCOME TAXES

The income tax provision (benefit) consisted of the following:

	Year ended December 31,
(in thousands)	2005	2004	2003
Current
Federal	$-	$(2,248)	$(804)
State	116	(163)	(62)
	116	$(2,411)	$(866)
Deferred
Federal	$(5,699)	$(148)	$500
State	(811)	17	47
	$(6,510)	$(131)	$547

Income tax benefit	$(6,394)	$(2,542)	$(319)

Theragenics Corporation and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

The Company’s temporary differences are summarized as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Property and equipment impairment	$388	$-
Net operating loss carryforwards	4,461	-
Non-deductible accruals and allowances	808	127
Inventories	310	172
Stock compensation	383	338
Asset retirement obligation	223	202
Credits	377	343
Other	95	83
Gross deferred tax assets	7,045	1,265
Deferred tax liabilities:
Property and equipment	-	(7,671)
Goodwill and intangible assets	(289)	-
Other	-	(104)
Gross deferred tax liabilities	(289)	(7,775)

Valuation allowance	(6,756)	-

Net deferred tax (liability)	$-	$(6,510)

The net deferred tax liability is classified in the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2005	2004
Current deferred tax asset	$-	$410
Long-term deferred tax liability	-	(6,920)
Net deferred tax liability	$-	$(6,510)

As a result of operating losses in recent years and the restructuring in 2005, the Company has a net deferred tax asset of approximately $6.8 million at December 31, 2005. Due to the recent history of operating losses and uncertainties surrounding the projection of future taxable income sufficient to recognize these deferred tax assets, a valuation allowance for the full amount of the deferred tax asset has been recorded. The valuation allowance for any deferred tax asset is evaluated each reporting period.

Theragenics Corporation and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

A reconciliation of the statutory federal income tax rate and the effective tax rate follows:

	2005	2004	2003
Tax at applicable federal rates	(35.0)%	(35.0)%	(35.0)%
State tax, net of federal income tax	(2.0)	(2.0)	(2.0)
Deferred tax asset valuation allowance	18.9	-	-
Tax exempt interest	(0.3)	(1.7)	(52.0)
Other	0.3	1.6	11.0
	(18.1)%	(37.1)%	(78.0)%

The Company has net operating loss carryforwards of approximately $3.1 million that expire in 2024 and $10.3 million that expire in 2025. The Company also has research and development tax credit carryforwards of approximately $237,000 which expire by 2025 and alternative minimum tax credit carryforwards of approximately $140,000.

NOTE I - CREDIT AGREEMENT

The Company executed a Credit Agreement with a financial institution which expires October 29, 2006 and provides for revolving borrowings of up to $40.0 million, including a $5.0 million sub-limit for letters of credit. Interest on outstanding borrowings is payable at the rate of interest periodically designated by the financial institution as its base rate, or, at the option of the Company, interest may accrue at a LIBOR based rate, plus an applicable margin which is subject to quarterly adjustment. Interest on base rate loans is payable monthly, while interest on LIBOR loans is payable on the last day of the applicable one, two or three month interest period.

The Credit Agreement is unsecured, but provides for a “springing lien” to be established on substantially all of the assets of the Company (subject to certain exceptions) in the event certain events of default occur under the Credit Agreement. The Credit Agreement contains representations and warranties, as well as affirmative, reporting and negative covenants, customary for financings of this type. Among other things, certain provisions of the Credit Agreement limit the incurrence of additional debt and require the maintenance of certain financial ratios. The Company was in compliance with these debt covenants at December 31, 2005.

The Company has letters of credit outstanding under the Credit Agreement as of December 31, 2005 for approximately $933,000. These letters of credit are related to asset retirement liabilities of long-lived assets, as well as a utility deposit to the City of Oak Ridge, Tennessee.

The letters of credit are subject to terms identical to those of borrowings under the Credit Agreement.

Theragenics Corporation and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE J - COMMITMENTS AND CONTINGENCIES

Licensing Agreement

The Company holds a worldwide exclusive license from the University of Missouri for the use of technology patented by the University, used in the Company’s TheraSphere® product. The licensing agreement provides for the payment of royalties based on the level of sales and on lump sum payments received pursuant to a licensing agreement with Nordion International, Inc. (see below).

The Company has granted certain of its geographical rights under the licensing agreement with the University of Missouri to Nordion International, Inc., a Canadian company that is a producer, marketer and supplier of radioisotope products and related equipment. Under the Nordion agreement, the Company is entitled to licensing fees for each geographic area in which Nordion receives new drug approval. The Company will also be entitled to a percentage of revenues earned by Nordion as royalties under the agreement. Royalties from this agreement are recorded as “Licensing fees” in the accompanying consolidated statements of operations.

Lease Commitments and Obligations

The Company leases equipment and production, warehouse, office and other space under non-cancelable leases that expire at various dates through April 2010. Approximate minimum lease payments under the leases are as follows: 2006, $361,000; 2007, $345,000; 2008, $343,000; 2009, $283,000; 2010, $57,000.

CP Medical leases production, warehouse and office space from an entity controlled by the former owner of CP Medical, who is currently an officer and stockholder of Theragenics. Monthly payments of approximately $13,600 are due under this lease through April 2010 and are included in the above lease commitments.

Rent expense was approximately $453,000, $366,000 and $289,000 for the years ended December 31, 2005, 2004 and 2003, respectively, including rent expense of approximately $109,000 in 2005 under the related party leases referred to above.

The contract termination liability of approximately $1,537,000 included in the accompanying consolidated balance sheet at December 31, 2005, consists of the present value of future payments due under the Company’s Oak Ridge land lease, using a discount rate of 8.5%. This represents a liability for costs that will continue to be incurred through the remaining term of that lease agreement without economic benefit to the Company, measured at its fair value when the Company ceased using its Oak Ridge facility in August 2005, and recorded in connection with the Company’s restructuring in August 2005 (see Note D). The land lease requires

Theragenics Corporation and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

monthly payments of $12,824 through April 2029, adjusted every five years beginning in 2010 for changes in the Consumer Price Index. Future maturities of obligations under this lease are as follows: 2006, $22,176; 2007, $24,136; 2008, $26,269; 2009, $28,591; 2010, $31,119; beyond, $1,427,273.

Contingencies

In January 1999, the Company and certain of its officers and directors were named as defendants in certain securities actions alleging violations of the federal securities laws, including Sections 10(b), 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934, as amended. These actions were consolidated into a single action in the U.S. District Court for the Northern District of Georgia. The amended complaint generally alleged that the defendants made certain misrepresentations and omissions in connection with the performance of the Company during the class period and sought unspecified damages. In July 2004, the consolidated federal securities class action was settled for an amount within the remaining limits of the Company’s directors and officers’ liability insurance. The Company was not required to make any financial contribution toward the settlement and the federal securities case was officially over as of November 1, 2004.

On May 14, 1999 a stockholder of the Company filed a derivative complaint in the Delaware Court of Chancery purportedly on behalf of the Company, alleging that certain directors breached their fiduciary duties by engaging in the conduct that was alleged in the consolidated federal class action complaint. The derivative lawsuit is still pending, and its status is currently being reevaluated in light of the settlement of the securities class action lawsuit.

The Company and one of its distributors, Oncura, had been arbitrating claims arising in connection with the non-exclusive distribution agreement between the parties (the “Oncura Agreement”). On April 9, 2005, the arbitration was settled by mutual consent of the parties. As part of the settlement, each party dropped the claims it had been arbitrating against the other and the parties agreed to advance the termination of the Oncura Agreement to September 8, 2005.

From time to time the Company may be a party to claims that arise in the ordinary course of business, none of which, in the view of management, is expected to have a material adverse effect on the consolidated financial position or results of operations of the Company.

NOTE K - STOCK BASED COMPENSATION AND SHAREHOLDERS’ EQUITY

The Company provides stock-based compensation under equity incentive plans approved by stockholders, which provide for the granting of stock options, restricted stock and other equity incentives. As of December 31, 2005 there were 2,573,138 options and restricted stock rights outstanding and 175,124 shares of Common Stock remaining available for issuance under the Company’s equity incentive plans.

Stock Options

Stock options granted to date have had an exercise price at least equal to 100% of market value of the underlying common stock on the date granted. These options expire ten years from the date of grant and become exercisable over a three to five-year vesting period. On May 11, 2004, the Board of Directors approved the vesting of all options with an exercise price greater

Theragenics Corporation and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

than the closing price of the Company’s stock on May 11, 2004. This acceleration was approved in anticipation of the issuance of Statement of Financial Accounting Standards No. 123R, and resulted in 352,000 of previously unvested options immediately becoming vested. Each of these options had exercise prices greater than the closing price of the Company’s stock on May 11, 2004 and, accordingly, this acceleration did not result in any charge to the Company’s results of operations.

Stock option transactions for each of the three years in the period ended December 31, 2005, are summarized below (shares in thousands):

	2005		2004		2003
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding, beginning of year	2,500	$9.67	2,535	$9.54	2,778	$9.53
Granted	72	3.95	33	4.81	30	4.34
Exercised	(128)	2.55	(18)	1.63	(155)	2.80
Forfeited	(11)	4.67	(50)	2.69	(118)	16.73
Outstanding, end of year	2,433	$12.56	2,500	$9.67	2,535	$9.54

The following table summarizes information about stock options outstanding at December 31, 2005 (shares in thousands):

Options Outstanding				Options Exercisable
Range of exercise prices	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$ 3.95 - $ 5.40	509	7.3	$4.74	369	$4.91
$ 6.88 - $11.75	1,407	4.3	8.56	1,407	8.56
$16.56 - $26.63	517	2.1	19.31	517	19.31
	2,433	5.2	$12.56	2,293	$12.77

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

Theragenics Corporation and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

Restricted Stock Issued to Non-Officer Directors

In 2003 and 2004, the Company issued 7,000 shares of restricted stock annually to non-officer directors as a portion of director compensation which vested one year after issuance. In 2005, the Board of Directors approved a change in director compensation effective January 1, 2005 that eliminated the granting of stock options and increased the number of restricted shares granted annually to each non-officer director to the lesser of 5,000 restricted shares or the number of shares calculated by dividing $50,000 by the closing market price of the Company’s common stock on the last business day preceding the date of the annual meeting, such shares to be granted on the date of the annual meeting. On May 10, 2005, the Company issued an aggregate of 35,000 restricted shares under this new director compensation program. These restricted shares vest ratably over three years.

Amortization of share-based compensation related to restricted shares issued to non-officer directors is included in selling, general and administrative expenses in the accompanying consolidated statements of operations and totaled approximately $50,000, $4,000 and $30,000 in 2005, 2004 and 2003, respectively.

Restricted Stock Rights Issued to Employees

In August 2004, the Board of Directors granted an aggregate of 48,000 restricted stock rights to executive officers which vested on December 31, 2005 and in August 2005 the Board of Directors granted 10,000 restricted stock rights to a newly appointed executive officer that vest on December 31, 2006. Each right represents one share of common stock to be issued upon vesting, provided that the officer remains in the Company’s employ until vesting. The rights immediately vest upon a change in control.

The Board of Directors has also approved the issuance of performance restricted stock rights to executive officers as long-term incentives (the “Performance Stock Rights”). Under the original terms of these long-term incentives, the number of shares issuable upon vesting of each Performance Stock Right will depend on the Company’s stock price appreciation plus dividends paid (total shareholder return, or “TSR”) relative to the TSR of an industry peer group based on a fixed schedule over a three year period. Each Performance Stock Right represents the right to a minimum of 0.30 of a share of common stock and a maximum of 2 shares of common stock, provided the employee remains in the Company’s employ as of the vesting date. Performance Restricted Stock Rights may, but will not necessarily, be prorated for executive managers who commence participation in this long-term incentive plan subsequent to the grant date. The Performance Stock Rights become fully vested at the target achievement level, which is a ratio of 1 share for each right, upon a change in control. If the executive terminates employment under certain circumstances, or dies or becomes disabled, the employee will be entitled to a pro rata number of shares measured at the end of the performance period.

Under Statement of Financial Accounting Standard No. 123R, Share-Based Payment, (SFAS No. 123R), which is effective for the Company effective January 1, 2006, the Company’s Performance Stock Rights based on TSR would be considered to be based on a “market condition”, as defined in SFAS No. 123R. Under SFAS No. 123R, valuation of share based payments with market conditions require a complex valuation methodology that would be unduly costly for a company the size of Theragenics. In view of this potentially significant administrative cost associated with valuing the Company’s outstanding Performance Stock Rights under SFAS No. 123R, in November 2005 the Board of Directors revised the

Theragenics Corporation and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

outstanding Performance Stock Rights held by current executive officers. The revision includes termination of the performance cycle for measuring TSR under the outstanding Performance Stock Rights held by current executive officers as of December 31, 2005. As a result, the number of shares to be issued upon vesting was determined based on TSR through December 31, 2005. Vesting remains conditioned on continued employment through the original term of the award, subject to acceleration in certain events as set forth in the original award. Terms of Performance Stock Rights outstanding and held by former employees were not changed, and continue to be subject to a minimum of 0.30 and maximum of 2 shares per Performance Stock Right, based on TSR.

Based on the revisions to the Performance Stock Rights held by current executive officers, a summary of common shares issuable under Performance Stock Rights outstanding at December 31, 2005 follows:

Vesting Date	Minimum	Maximum
December 31, 2006	13,052	24,116
December 31, 2007	26,750	29,586

Amortization of Restricted Stock Rights and Performance Stock Rights issued to employees is included in selling, general and administrative expenses in the accompanying consolidated statements of operations and totaled approximately $166,000 and $75,000 and in 2005 and 2004, respectively.

In February 2006, the Board of Directors approved the issuance of 104,000 Performance Restricted Stock Rights to executive officers which vest on December 31, 2008. The number of common shares issuable upon vesting of each Performance Stock Right is subject to a minimum of 31,200 shares and a maximum of 208,000 shares, and will be partly based on the Company’s revenue and earnings per share from 2006 to 2008, relative to its strategic objectives over the same period, and partly based on the subjective discretion of the Board of Directors.

Stock Options Issued to Non-Employees

During 1998, the Company issued 100,000 stock options to an individual for medical and cancer consulting services. The Company recorded consulting expenses based on the estimated fair value of the options at the grant date over the consulting term of five years. Consulting expenses related to this agreement were approximately $42,000 in 2003, the final year of vesting.

Shareholder Rights Plan

The Company has a Shareholder Rights Plan (the “Rights Plan”), which contains provisions designed to protect the Company’s shareholders in the event of an unsolicited takeover attempt. It is not intended to prevent a takeover on terms that are favorable and fair to all shareholders and will not interfere with a merger approved by the Board of Directors. Pursuant to the Rights Plan each share of the Company’s Common Stock contains a share purchase right (a “Right”), which expire in February 2007 and do not become exercisable unless a group acquires or announces a tender or exchange offer for 15% or more of the Company’s outstanding Common Stock. In the event certain triggering events occur, including the acquisition of 20% or more of the outstanding Common Stock, each Right that is not held by the 20% or more shareholders will entitle its holder to purchase additional shares of Common Stock at a substantial discount to then current market prices.

Theragenics Corporation and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE L - EARNINGS/(LOSS) PER SHARE

Loss per common share was computed as follows:

(in thousands, except per share data)	Year ended December 31,

	2005	2004	2003

Net loss	$(29,006)	$(4,310)	$(312)

Weighted average common shares outstanding	31,273	29,971	29,902
Incremental common shares issuable from stock options and awards	-	-	-

Weighted average common shares outstanding assuming dilution	31,273	29,971	29,902

Basic loss per share	$(0.93)	$(0.14)	$(0.01)

Diluted loss per share	$(0.93)	$(0.14)	$(0.01)

The diluted loss per share does not include the effect of stock options and awards as their impact would be anti-dilutive. Stock options and awards totaling 100,000, 95,000 and 77,000 common equivalent shares for the years ended December 31, 2005, 2004 and 2003, respectively, were not included in the computation of diluted loss per share for those years.

NOTE M - EMPLOYEE BENEFIT PLAN

401(k) Savings Plan

The Company and its subsidiary sponsor 401(k) defined contribution retirement savings plans for employees. Matching contributions are made in Company stock or in cash, depending on the plan. Matching contributions are charged to operating expenses and totaled approximately $91,000, $168,000 and $49,000 in 2005, 2004 and 2003, respectively.

Employee Stock Purchase Plan

The Theragenics Corporation Employee Stock Purchase Plan (the ²ESPP²) allows eligible employees the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each quarterly offering period. As of December 31, 2005 and 2004, there were 79,000 and 111,000 shares of common stock reserved and un-issued for the ESPP, respectively, and 121,000 and 89,000 shares had been issued under the plan, respectively.

Theragenics Corporation and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE N - ASSET RETIREMENT OBLIGATIONS

In September 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143), which was effective for the Company’s 2003 fiscal year. Under SFAS No. 143, a future retirement obligation relating to future decommissioning costs of the Company’s equipment and buildings is recorded at present value by discounting the Company’s estimated future asset retirement obligation using the Company’s estimated credit-adjusted borrowing rate. The offset to the liability is capitalized as part of the carrying amount of the related long-lived asset. The asset retirement obligation (ARO) has been recorded in the accompanying consolidated balance sheets and will be adjusted to fair value over the estimated useful lives of the assets as an accretion expense.

At January 1, 2003 the Company adopted SFAS No. 143 and recognized an initial ARO of approximately $478,000 and net capitalized costs of $126,000. The impact of adopting the Statement was recognized as a cumulative effect of change in accounting principle in the amount of $353,000 ($222,000 after income taxes). The Company has recognized an increase in the ARO of approximately $77,000, $34,000 and $36,000 for the years ended December 31, 2005, 2004 and 2003, respectively, representing the accretion expense. An increase of $45,000 was also recognized in the ARO during 2005 related to the restructuring. Approximately $30,000, $13,000 and $13,000 in amortization expense was recognized related to the capitalized cost for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE O - RELATED PARTY TRANSACTIONS

CP Medical leases production, warehouse and office space from an entity owned by the President of CP Medical. See Note J.

An officer and director of the Company was a director of a vendor that provides radiation measurement services to Theragenics until May 2004. Theragenics paid this vendor approximately $32,000 and $37,000 during 2004 and 2003, respectively, for these services.

The same officer and director of the Company was a director of the American Cardiovascular Research Institute (ACRI) for a portion of 2003. ACRI performed animal studies related to the Company’s research initiatives. Theragenics paid ACRI approximately $51,000 and $60,000 during 2004 and 2003, respectively, for these animal studies.

The same officer is related to the principal of an outside consultant, Medical Equities, which provides real estate advisory services. Theragenics paid this consultant approximately $5,000 in 2003 for these services.

Theragenics Corporation and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE P - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following summarizes certain quarterly results of operations (in thousands, except per share data):

Year ended December 31, 2005:	Quarter ended
	April 3	July 3	October 2	December 31

Net revenue	$9,539	$11,372	$12,002	$11,357
Gross profit	4,745	5,128	5,169	5,466
Restructuring expenses	-	-	32,915	475
Net loss	(496)	(1,036)	(27,238)	(236)
Net loss per common share
Basic	$(0.02)	$(0.03)	$(0.85)	$(0.01)
Diluted	$(0.02)	$(0.03)	$(0.85)	$(0.01)

Year ended December 31, 2004:	Quarter ended

	April 4	July 4	October 3	December 31
Net revenue	$7,953	$8,646	$8,283	$8,456
Gross profit	4,555	5,179	5,001	4,481
Net loss	(966)	(934)	(1,122)	(1,289)
Net loss per common share
Basic	$(0.03)	$(0.03)	$(0.04)	$(0.04)
Diluted	$(0.03)	$(0.03)	$(0.04)	$(0.04)

NOTE Q - RECENTLY ISSUED ACCOUNTING STANDARDS

The following accounting standards are effective for the Company beginning January 1, 2006:

SFAS No. 123 (R), Share-Based Payments, which replaces the prior SFAS No. 123, Accounting for Stock-based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. See Note B-13 to these consolidated financial statements.

SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials and requires that such items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB No. 43. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the cost of conversion be based on normal capacity of the production facilities. SFAS No. 151 is not expected to have a material impact on the Company’s consolidated financial statements.

Theragenics Corporation and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS 153”). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is not expected to have a material impact on the Company’s consolidated financial statements.

Financial Accounting Standards Board Staff Position (FSP) No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, an amendment to SFAS No. 115, Accounting for Certain Investments Held in Debt and Equity Securities. FSP No. 115-1 provides guidance on determining when an investment is considered impaired, evaluating whether that impairment is other than temporary, and recognizing the impairment loss. The FSP also addresses the accounting and disclosure for debt securities subsequent to the recognition of an other-than-temporary impairment. FSP No. 115-1 is not expected to have a material impact on the Company’s consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Theragenics Corporation

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Theragenics Corporation and Subsidiaries referred to in our report dated March 13, 2006, which is included in the annual report to security holders and incorporated by reference in Part II of this form.  Our report on the consolidated financial statements includes an explanatory paragraph, which discusses the adoption of Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003, as discussed in Note N to the Consolidated Financial Statements. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
March 13, 2006

S-1

Theragenics Corporation and Subsidiary

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For each of the three years in the period ended December 31, 2005
(Amounts in thousands)

Column A - Description	Column B	Column C - Additions			Column D		Column E
	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts		Deductions		Balance at end of period

Year ended December 31, 2005
Allowance for doubtful accounts receivable	$177	$278	$76	(b)	$14	(a)	$517

Year ended December 31, 2004
Allowance for doubtful accounts receivable	$118	$59	$0		$0		$177

Year ended December 31, 2003
Allowance for doubtful accounts receivable	$147	$106	$0		$135	(a)	$118

(a)	- write-off of uncollectible amounts
(b)	- acquisition of CP Medical

S-2