Form 10-Q
period 2006-03-31
THERAGENICS CORP
filed 2006-05-05
CIK 795551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.  YES    X      NO ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ___     Accelerated Filer   X        Non Accelerated Filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___   NO   X

As of May 4, 2006 the number of shares of $0.01 par value common stock outstanding was 32,065,619.

THERAGENICS CORPORATION

PART I. FINANCIAL INFORMATION Item 1. Financial Statements THERAGENICS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

ASSETS
	April 2, 2006 (Unaudited)	December 31, 2005

CURRENT ASSETS
Cash and short-term investments	$11,198	$10,073
Marketable securities	35,546	35,535
Trade accounts receivable, less allowance of $415 in 2006 and $517 in 2005	7,577	7,622
Inventories	5,272	5,042
Prepaid expenses and other current assets	2,865	2,720
Assets held for sale	3,400	3,433
TOTAL CURRENT ASSETS	65,858	64,425

PROPERTY AND EQUIPMENT
Buildings and improvements	21,802	21,793
Machinery and equipment	35,350	35,271
Office furniture and equipment	701	701
	57,853	57,765
Less accumulated depreciation	(26,980)	(25,960)

	30,873	31,805

Land	822	822
Construction in progress	174	139

TOTAL PROPERTY AND EQUIPMENT	31,869	32,766

Goodwill	18,370	18,370
Other intangible assets, net	6,192	6,388
Other assets	88	115
	24,650	24,873

TOTAL ASSETS	$122,377	$122,064

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS - Continued
(Amounts in thousands, except per share data)

LIABILITIES & SHAREHOLDERS’ EQUITY
	April 2, 2006 (Unaudited)	December 31, 2005
CURRENT LIABILITIES
Trade accounts payable	$1,285	$1,488
Accrued salaries, wages and payroll taxes	1,213	1,659
Other current liabilities	1,395	1,025

TOTAL CURRENT LIABILITIES	3,893	4,172

LONG-TERM LIABILITIES
Decommissioning retirement	526	672
Contract termination liability	1,532	1,537

TOTAL LONG-TERM LIABILITIES	2,058	2,209

SHAREHOLDERS’ EQUITY
Common stock, authorized 100,000 shares of $0.01 par value, issued and outstanding,
32,057 in 2006 and 32,008 in 2005	321	320
Additional paid-in capital	68,704	68,623
Retained earnings	47,699	46,924
Accumulated other comprehensive loss	(298)	(184)

TOTAL SHAREHOLDERS' EQUITY	116,426	115,683

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$122,377	$122,064

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED) (Amounts in thousands, except per share data)
	Three Months Ended
	April 2,	April 3,
	2006	2005
REVENUE
Product sales	$12,256	$9,462
Licensing fees	138	77
	12,394	9,539

COST OF SALES	6,055	4,794

GROSS PROFIT	6,339	4,745

OPERATING EXPENSES
Selling, general & administrative	5,535	4,501
Research & development	239	1,407
Restructuring expenses	306	-
Gain on sale of assets	(201)	-
	5,879	5,908

EARNINGS (LOSS) FROM OPERATIONS	460	(1,163)

OTHER INCOME/(EXPENSE)
Interest income	415	383
Interest and financing costs	(69)	(55)
Other	(21)	2
	325	330

Earnings (loss) before income tax	785	(833)
Income tax expense (benefit)	10	(337)

NET EARNINGS (LOSS)	$775	$(496)

NET EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.02	$(0.02)
Diluted	$0.02	$(0.02)
WEIGHTED AVERAGE SHARES
Basic	32,052	30,014
Diluted	32,085	30,014

Comprehensive income (loss):
Net earnings (loss)	$775	$(496)
Other comprehensive loss:
Unrealized loss on securities available for sale, net of tax	(114)	(63)
Total comprehensive income (loss)	$661	$(559)

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Three Months Ended
	April 2, 2006	April 3, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$775	$(496)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Deferred income taxes	-	(337)
Depreciation and amortization	1,196	1,789
Provision for allowances	67	11
Share based compensation	59	50
Deferred rent	-	10
Decommissioning retirement liability	(146)	-
Gain on sale of equipment	(201)	-
Changes in assets and liabilities:
Accounts receivable	(19)	(241)
Inventories	(233)	(69)
Prepaid expenses and other current assets	(145)	(219)
Other assets	27	-
Trade accounts payable	(203)	(252)
Accrued salaries, wages and payroll taxes	(446)	(120)
Other current liabilities	370	39
Other	(5)	-
Net cash provided by operating activities	1,096	165
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of property and equipment	(122)	(130)
Proceeds from sale of equipment	234	-
Cash paid for acquisition	-	(348)
Purchases of marketable securities	(7,347)	(4,266)
Maturities of marketable securities	7,241	7,446
Net cash provided by investing activities	6	2,702
CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of stock options and stock purchase plan	23	67

NET INCREASE IN CASH AND SHORT-TERM INVESTMENTS	$1,125	$2,934

CASH AND SHORT-TERM INVESTMENTS AT
BEGINNING OF PERIOD	10,073	26,150
CASH AND SHORT-TERM INVESTMENTS AT
END OF PERIOD	$11,198	$29,084

Supplementary cash flow disclosure:
Interest paid	$69	$55

The accompanying footnotes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED APRIL 2, 2006
(UNAUDITED) (Amounts in thousands, except per share data)

						Accumulated
	Common Stock		Additional			Other
	Number of	Par value	Paid-in	Deferred	Retained	Comprehensive
	Shares	$0.01	Capital	Compensation	Earnings	Loss	Total

BALANCE, December 31, 2005	32,008	$320	$68,717	$(94)	$46,924	$(184)	$115,683

Employee stock purchase plan	9	-	23				23

Adoption of SFAS 123R	-	-	(94)	94			-

Issuance of shares under restricted units	40	1	(1)				-

Stock based compensation			59				59

Unrealized loss on securities available for sale, net of taxes						(114)	(114)

Net income for the period					775		775

BALANCE, April 2, 2006	32,057	$321	$68,704	$-	$47,699	$(298)	$116,426

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 2, 2006
(Unaudited)

NOTE A - BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The unaudited interim consolidated financial statements included herein reflect the consolidated operations of the Company and its wholly-owned subsidiary, CP Medical Corporation. All intercompany accounts and transactions have been eliminated in consolidation. These statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the consolidated financial position, consolidated results of operations, consolidated cash flows and changes in shareholders’ equity for the periods presented. All such adjustments are of a normal recurring nature. Pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2005, included in the Form 10-K filed by the Company. The consolidated results of operations for the three months ended April 2, 2006 are not necessarily indicative of the results to be expected for a full year.

Theragenics Corporation is a medical device company serving the cancer treatment and surgical markets, operating in two business segments. In its brachytherapy seed business, the Company produces, markets and sells TheraSeed®, its premier palladium-103 prostate cancer treatment device, I-Seed, its iodine-125 based prostate cancer treatment device, and related products and services. The Company’s surgical products business consists of wound closure products and other surgical products and supplies at CP Medical Corporation (“CP Medical”). CP Medical, acquired in May 2005, produces sutures, cardiac pacing cables, brachytherapy needles and other surgical supplies. These products have applications in urology, veterinary, cardiology, orthopedics, plastic surgery, dental, and other fields.

NOTE B - DISTRIBUTION AGREEMENT AND MAJOR CUSTOMERS

Distribution Agreement

The Company sells its TheraSeed® device directly to health care providers and to a third party distributor, and sells its I-Seed device directly to health care providers. Currently, the Company has a non-exclusive distribution agreement in place with C. R. Bard (“Bard”) for the distribution of the TheraSeed® device (the “Bard Agreement”). The terms of the Bard Agreement provide for automatic one year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current terms expires December 31, 2007, and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2006. The Bard Agreement gives Bard the non-exclusive right to distribute the TheraSeed® device in the U.S., Canada, and other international locations for the treatment of prostate cancer and other solid localized cancerous tumors. A distribution agreement with Medi-Physics, Inc. (formerly d/b/a Nycomed Amersham and part of Oncura) terminated on September 8, 2005 (see Note E).

Major Customers

Sales to Bard represented approximately 63% of total brachytherapy seed product revenue, and approximately 45% of consolidated revenue, for the three months ended April 2, 2006. In the first quarter of 2005, sales to Bard and Oncura represented approximately 61% and 16% of brachytherapy seed product revenue, respectively.

THERAGENICS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 2, 2006
(Unaudited)

Accounts receivable from Bard represented approximately 50% of brachytherapy accounts receivable and 36% of consolidated accounts receivable at April 2, 2006. At December 31, 2005, accounts receivable from Bard represented approximately 52% of brachytherapy accounts receivable and 39% of consolidated accounts receivable.

For the three months ended April 2, 2006, two customers equaled or exceeded 10% of surgical products sales, with one customer totaling 20% of sales and one customer totaling 10% of sales. One customer totaled approximately 20% and 24% of surgical products accounts receivable at April 2, 2006 and December 31, 2005, respectively.

NOTE C - ACQUISITION OF CP MEDICAL

On May 6, 2005, the Company acquired all of the outstanding common stock of CP Medical Corporation (“CP Medical”) for approximately $26.7 million, including $20.6 million in cash and 1,840,458 shares of common stock valued at approximately $6.1 million. Common shares issued were valued based on their average market price over the 20 day period from March 28, 2005 to April 22, 2005. CP Medical is a manufacturer and distributor of innovative wound closure and other medical products such as sutures, cardiac pacing cables, brachytherapy needles and supplies, and other surgical products. These products have applications in urology, veterinary, cardiology, plastic surgery, dental, orthopedics, and other fields. This acquisition establishes a new growth platform for the Company within the field of medical devices and serves to diversify the Company’s product offerings within its brachytherapy business. Consolidated results of operations for the first quarter of 2006 include the results of operations of CP Medical.

The acquisition was recorded under the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations. Accordingly, the purchase price was allocated based on the fair values of the assets acquired and liabilities assumed at the date of acquisition, with the excess of the purchase price over the fair value of the net assets acquired recorded as goodwill. Following is a summary of the fair value of the assets acquired and liabilities assumed (in thousands):

	Fair value	Amortization life of intangible assets
Current assets	$ 4,565	-
Equipment	314	-
Goodwill	15,792	Indefinite
Trade names	1,700	Indefinite
Customer relationships	3,500	9 years
Non-compete agreements	1,269	1-5 years
Developed technology	360	7 years
Patents	31	17 years
Current liabilities	(857)	-

Net assets acquired	$ 26,674

The weighted average life of intangible assets subject to amortization is 7.9 years. The goodwill acquired is expected to be deductible for income tax purposes.

THERAGENICS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 2, 2006
(Unaudited)

The following unaudited pro forma summary combines the Company’s results with those of CP Medical as if the acquisition had occurred on January 1, 2005. Certain adjustments have been made to reflect the impact of the purchase transaction, primarily consisting of amortization of certain intangible assets and a reduction in interest income as a result of cash used in the acquisition. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the acquisition been made as of January 1, 2005, nor are they necessarily indicative of results that may occur in the future (in thousands, except per share data):

	Three months ended
	April 2, 2006	April 3, 2005
Revenue	$12,394	$12,201
Net earnings (loss)	775	(672)
Earnings (loss) per share, basic and diluted	$0.02	$(0.02)

NOTE D - RESTRUCTURING

On August 11, 2005, the Company announced a restructuring of its brachytherapy seed segment that resulted in the closure of the Plasma Separation Process (“PSP”) facility in Oak Ridge, Tennessee, ended the research and development activities related to the vascular, macular degeneration and breast cancer areas, and eliminated production of radiochemical products. Curtailing these activities allowed the Company to shrink its asset base by shutting down six cyclotrons, closing its Newton Terrace facility in Buford, Georgia, and closing its PSP facility in Oak Ridge, Tennessee. The objective of the restructuring is to sharpen the Company’s focus on its two business segments; brachytherapy seeds and surgical products, as well as provide a more focused platform for continued diversification and expansion through acquisitions and other channels.

Restructuring activities continued in the first quarter of 2006, and $306,000 of restructuring costs were incurred. These consisted primarily of the ongoing site exit and disposal costs associated with shutting down the PSP facility. These restructuring activities are expected to be completed in the second quarter of 2006.

THERAGENICS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 2, 2006
(Unaudited)

Activity during the first quarter of 2006 related to the above-described restructuring is summarized as follows: (in thousands):

	Total amount expected to be incurred	Amount incurred in 2006	Cumulative amount incurred through April 2, 2006
Impairment of long-lived assets	$28,789	$-	$28,789
Write off of inventory and other assets	1,757	-	1,757
Contract termination costs	1,495	-	1,495
Severance costs	911	12	901
Site exit and disposal costs	786	294	651
Other	107	-	102
	$33,845	$306	$33,695

A reconciliation of liabilities attributable to the restructuring follows (in thousands):

	Accrual at December 31, 2005	Charged to expenses	Payments	Accrual at April 2, 2006
Contract termination costs	$1,560	$-	$6	$1,554
Severance	530	12	44	498
Site exit and disposal activities	-	294	294	-

Contract termination costs relate to the land lease at the Oak Ridge, Tennessee facility. This represents a liability for costs that will continue to be incurred through the remaining term of that lease agreement without economic benefit to the Company, measured at its fair value when the Company ceased using the facility in August 2005.  $22,000 and $23,000 of the accrual is classified as other current liabilities in the accompanying consolidated balance sheets at April 2, 2006 and December 31, 2005, respectively, representing the current portion of the liability due.

Severance costs are vested in accordance with the terms of the severance agreements. Additional severance may be earned based on the period of time affected employees remain during the shut down period. Any additional severance will be expensed in the period in which it is earned.

Site exit and disposal activities are related to the Oak Ridge facility and are expensed as incurred.

Assets held for sale of approximately $3.4 million at April 2, 2006, represents the estimated fair market value of the Oak Ridge facility to be disposed as a result of the restructuring.

THERAGENICS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 2, 2006
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

NOTE F - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Market is replacement cost or net realizable value. The Company estimates reserves for inventory obsolescence based on management’s judgment of future realization. Inventories as of April 2, 2006 and December 31, 2005 were comprised of the following (in thousands):

	April 2, 2006	December 31, 2005
Raw materials	$2,690	$2,381
Work in process	476	531
Finished goods	1,431	1,422
Spare parts and supplies	891	921
	5,488	5,255
Allowance for doubtful inventory	(216)	(213)
Total	$5,272	$5,042

NOTE G - SHARE-BASED COMPENSATION

The Company provides stock-based compensation under equity incentive plans approved by stockholders, which provide for the granting of stock options, restricted stock and other equity incentives. As of April 2, 2006 there were 2,549,278 options and restricted stock rights outstanding and 144,404 shares of Common Stock remaining available for issuance under the Company’s equity incentive plans.

THERAGENICS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 2, 2006
(Unaudited)

The Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”), effective January 1, 2006. SFAS 123R revises Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123R requires compensation costs related to share based payments, including stock options and other equity awards, to be measured based on the grant date fair value of the award. The Company has adopted SFAS 123R using the modified prospective application, which applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006 will be recognized as the requisite service is rendered. Accordingly, financial results for prior periods have not been restated. Previously, the Company accounted for share based payments in accordance with APB 25. In accordance with APB 25, compensation cost was recorded for performance-based and restricted stock and stock unit awards and recognized over the vesting periods of the awards. No compensation had been recognized for stock options issued to employees and directors, as all options granted had an exercise price at least equal to the market value of the underlying common stock at the date of grant.

Compensation cost for the portion of stock options outstanding at January 1, 2006 for which the requisite service period had not been rendered is recognized based on their grant date fair value as calculated for the pro forma disclosures under SFAS 123. The performance-based and restricted stock and stock unit awards were previously recorded using fair value in a manner substantially equivalent to the accounting required under SFAS 123R. Accordingly, the adoption of SFAS 123R did not have a material effect on the Company’s results of operations, earnings per share or cash flows in the first quarter of 2006.

Stock Options

Stock options granted to date have had an exercise price at least equal to 100% of market value of the underlying common stock on the date granted. These options expire ten years from the date of grant and become exercisable over a three to five-year vesting period.

The following is a summary of activity in stock options outstanding during the three months ended April 2, 2006 (shares in thousands):

	Shares	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate intrinsic value
Outstanding, beginning of period	2,433	$12.56	5.2	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	1	3.95	8.9	-
Outstanding, end of period	2,432	$12.56	5.1	$-

Exercisable at end of period	2,321	$12.73	4.8	$-

THERAGENICS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 2, 2006
(Unaudited)

A summary of the status of the Company’s non-vested stock options as of April 2, 2006 and changes during the three months ended April 2, 2006 follows (shares in thousands):

Non-vested shares	Shares	Weighted average grant date fair value
Non-vested at January 1, 2006	140	$2.03
Granted	-	-
Vested	(27)	1.49
Forfeited	(1)	1.38
Non-vested at April 2, 2006	112	$2.13

A summary of grant date fair values and intrinsic values follows (in thousands, except per share amounts):

	Three Months Ended
	April 2, 2006	April 3, 2005
Grant date fair value of options granted	N/A	$1.38

Intrinsic value of options exercised	N/A	$60

Fair value of options vested	$40	N/A

The Company recognizes compensation expense for awards with graded vesting on a straight line basis over the requisite service period for each separately vesting portion of the award. Compensation cost related to stock options totaled $13,000 during the first quarter of 2006. As of April 2, 2006, there was approximately $53,000 of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted average period of 1.6 years.

THERAGENICS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 2, 2006
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

Compensation cost related to the restricted shares is based on the grant date fair value of the common stock granted of $3.45 per share and is recorded over the requisite service period. Compensation cost related to these restricted shares totaled $10,000 and $7,000 for the first quarter of 2006 and 2005, respectively. As of April 2, 2006, there was approximately $84,000 of unrecognized compensation cost related to the restricted shares which is expected to be recognized through May 2008. No restricted shares vested during the first quarter of 2006.

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

Under SFAS 123R, the Company’s Performance Stock Rights based on TSR would be considered to be based on a “market condition”, as defined in SFAS 123R. Under SFAS 123R, valuation of share based payments with market conditions requires a complex valuation methodology that would be unduly costly for a company the size of Theragenics. In view of this potentially significant administrative cost associated with valuing the Company’s outstanding Performance Stock Rights under SFAS No. 123R, in November 2005 the Board of Directors revised the outstanding Performance Stock Rights held by current executive officers. The revision includes termination of the performance cycle for measuring TSR under the outstanding Performance Stock Rights held by current executive officers as of December 31, 2005. As a result, the number of shares to be issued upon vesting was determined based on TSR through December 31, 2005. Vesting remains conditioned on continued employment through the original term of the award, subject to acceleration in certain events as set forth in the original award. Terms of Performance Stock Rights outstanding and held by former employees were not changed, and continue to be subject to a minimum of 0.30 and maximum of 2 shares per Performance Stock Right, based on TSR.

THERAGENICS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 2, 2006
(Unaudited)

In February 2006, the Board of Directors approved the issuance of 104,000 Performance Stock Rights to executive officers which vest on December 31, 2008. The number of common shares issuable upon vesting of each Performance Stock Right is subject to a minimum of 31,200 shares and a maximum of 208,000 shares, and will be partly based on the Company’s revenue and earnings per share from 2006 to 2008, relative to its strategic objectives over the same period, and partly based on the subjective discretion of the Board of Directors. The grant date fair value of the Performance Stock Rights was based on the fair value of the underlying common stock, which was $3.45, and is recognized over the three year requisite service period. For the portion of the Performance Stock Rights containing performance conditions, the grant date fair value is adjusted each period for the number of shares ultimately expected to be issued. For the portion of the Performance Stock Rights subject to discretionary performance conditions, the grant date has not been established and accordingly, the fair value of the award is updated each period for changes in the fair value of the underlying common stock.

A summary of Stock Rights outstanding at April 2, 2006 follows:
		Common shares issuable
Rights outstanding	Vesting date December 31,	Minimum	Maximum	Weighted average grant date fair value
53,668	2006	36,750	39,586	$3.61
43,508	2007	13,052	24,116	$3.45
104,000	2008	31,200	208,000	$4.21

Compensation cost related to Stock Rights issued to employees totaled $31,000 and $43,000 during the first quarter of 2006 and 2005, respectively. As of April 2, 2006 there was approximately $227,000 of unrecognized compensation related to Stock Rights issued to employees which is expected to be recognized over a weighted average period of 2.2 years.

Employee Stock Purchase Plan

The Theragenics Corporation Employee Stock Purchase Plan (the “ESPP”) allows eligible employees the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each quarterly offering period. Compensation cost related to the ESPP totaled approximately $4,000 in the first quarter of 2006.

Pro Forma Results

The following represents the effect on net earnings (loss) and earnings per share if the Company had applied the fair market value recognition provisions of SFAS 123R for all periods presented: (in thousands, except per share data):

THERAGENICS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 2, 2006
(Unaudited)

	Three months ended
	April 2, 2006	April 3, 2005
Net earnings (loss), as reported	$775	$(496)
Less: total stock based compensation expense determined under fair value method for all stock options, net of related tax benefit	-	(27)
Pro forma net earnings (loss)	$775	$(523)

Basic and diluted earnings (loss) per share:
As reported	$0.02	$(0.02)
Pro forma	$0.02	$(0.02)

The weighted average fair value of the options granted during the first quarter of 2005 was $1.38. The fair values were estimated using the Black-Scholes options-pricing model with the following weighted average assumptions:

Expected dividend yield	0.0%
Expected stock price volatility	45.8%
Risk-free interest rate	3.0%
Expected life of option (years)	3.1

Expected stock price volatility is primarily based on the historical volatility of the Company’s stock price over the most recent period commensurate with the expected option life. When determining the expected life of stock options, the Company classifies options into groups for employees where relatively homogeneous exercise behavior is expected. The vesting period of the options, the length of time similar grants have remained outstanding in the past, and the expected volatility of the stock is also considered. These factors may cause the expected volatility and expected life of options granted to differ from period to period

NOTE H - SEGMENT REPORTING

Segment Reporting

The Company operates in two segments, the brachytherapy seed segment and the surgical products segment. The brachytherapy seed segment is comprised of the Company’s TheraSeed® and I-Seed products as well as related products and services. The surgical products segment is comprised of sutures, cardiac pacing cables, brachytherapy needles and other surgical supplies at CP Medical. These products have applications in urology, veterinary, cardiology, orthopedics, plastic surgery, dental, and other fields. The following tables provide certain segment information for the three months ended April 2, 2006 and April 3, 2005 (amounts in thousands):

THERAGENICS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 2, 2006
(Unaudited)

	Three Months Ended
	April 2, 2006	April 3, 2005
Revenues
Brachytherapy seed	$9,008	$9,539
Surgical products	3,442	-
Intersegment eliminations	(56)	-
	$12,394	$9,539

Restructuring expenses
Brachytherapy seed	$306	$-
Surgical products	-	-
	$306	$-

Gain on sale of assets
Brachytherapy seed	$199	$-
Surgical products	2	-
	$201	$-

Earnings (loss) from operations
Brachytherapy seed	$171	$(1,163)
Surgical products	309	-
Intersegment eliminations	(20)	-
	$460	$(1,163)

Capital expenditures
Brachytherapy seed	$69	$130
Surgical products	53	-
	$122	$130

Depreciation and amortization
Brachytherapy seed	$984	$1,789
Surgical products	212	-
	$1,196	$1,789

Supplemental information related to significant assets and liabilities follows (in thousands):

	April 3,	December 31,
	2006	2005
Identifiable assets
Brachytherapy seed	$120,597	$120,485
Surgical products	29,789	29,191
Intersegment eliminations	(28,009)	(27,612)
	$122,377	$122,064
Goodwill
Brachytherapy seed	$2,578	$2,578
Surgical products	15,792	15,792
	$18,370	$18,370
Other intangible assets
Brachytherapy seed	$21	$29
Surgical products	6,171	6,359
	$6,192	$6,388

THERAGENICS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 2, 2006
(Unaudited)

Information regarding revenue by geographic regions follows (in thousands):

	Quarter Ended
	April 2, 2006	April 3, 2005
United States	$11,928	$9,539
Europe	292	-
Other foreign countries	174	-
	$12,394	$9,539

Foreign sales relate to the surgical products segment and are attributed to countries based on location of the customer. All of the Company’s long-lived assets are located within the United States.

NOTE I - ASSET RETIREMENT OBLIGATIONS

Theragenics provides for retirement obligations relating to future decommissioning costs associated with the Company’s equipment and buildings in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations. The liability is recorded at present value by discounting the Company’s estimated future cash flows associated with future decommissioning activities using the Company’s estimated credit-adjusted borrowing rate. The asset retirement obligation has been recorded in the accompanying consolidated balance sheets and will be adjusted to fair value over the estimated useful lives of the assets as an accretion expense. Changes in estimated future cash flows are adjusted in the period of change.

The following summarizes activity in the Company’s asset retirement obligation liability (in thousands):

	Three Months Ended
	April 2, 2006	April 3, 2005
Asset retirement obligation at beginning of period	$672	$549
Accretion expense	11	6
Revision in estimated cash flows	(157)	47
Asset retirement obligation at end of period	$526	$602

NOTE J - INCOME TAXES

Income tax expense for the first quarter of 2006 was $10,000, representing current Alternative Minimum Tax. This is lower than income tax expense at the statutory rates, primarily due to the reduction in the valuation allowance for the net deferred tax asset. Primarily as a result of the 2005 restructuring, the Company had operating losses and other deductible temporary differences that resulted in a net deferred tax asset of $6.8 million at December 31, 2005. Because of the recent history of operating losses, and the uncertainty of projecting future taxable income sufficient to recognize these deferred tax assets, a valuation allowance for the full amount of the net deferred tax asset was recorded. As a result of the income generated in the first quarter of 2006, approximately $300,000 of the valuation allowance was reduced in this period, reducing income tax expense by that amount, and resulting in a net deferred tax asset of approximately $6.4 million at April 2, 2006. Due to the recent history of operating losses and uncertainties surrounding the projection of future taxable income sufficient to recognize these deferred tax assets, a valuation allowance for the full amount of the net deferred tax asset has been recorded.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Theragenics Corporation® is a medical device company serving the cancer treatment and surgical markets, operating in two business segments. In its brachytherapy seed business, the Company produces, markets and sells TheraSeed®, its premier palladium-103 prostate cancer treatment device; I-Seed, its iodine-125 based prostate cancer treatment device; and other related products and services. Theragenics is the world’s largest producer of palladium-103, the radioactive isotope that supplies the therapeutic radiation for its TheraSeed® device. Physicians, hospitals and other healthcare providers, primarily located in the United States, utilize the TheraSeed® device. The majority of sales are channeled through one third-party distributor. The Company also sells its TheraSeed® devices directly to physicians. The Company’s surgical products business consists of wound closure products and other surgical products and supplies at CP Medical Corporation (“CP Medical”). CP Medical produces sutures, cardiac pacing cables, brachytherapy needles and other surgical supplies. These products have applications in urology, veterinary, cardiology, orthopedics, plastic surgery, dental, and other fields.

The Company acquired CP Medical Corporation (“CP Medical”) on May 6, 2005, for approximately $26.7 million, including $20.6 million in cash and 1,840,458 shares of common stock valued at approximately $6.1 million. The Company’s consolidated results of operations for the first quarter of 2006 include the results of CP Medical.

2005 Restructuring

The Company implemented a restructuring of the brachytherapy segment in August 2005 that resulted in the closure of the Plasma Separation Process (“PSP”) facility in Oak Ridge, Tennessee, ended the research and development activities related to the vascular, macular degeneration and breast cancer areas, and eliminated production of radiochemical products. Significant restructuring charges were recorded in the third quarter of 2005, and curtailing these activities allowed the Company to shrink its asset base by shutting down six cyclotrons, closing the Newton Terrace facility in Buford, Georgia, and closing the PSP facility. The objective of the restructuring was to sharpen the Company’s focus on its two main business segments, brachytherapy seeds and surgical products, as well as provide a more focused platform for continued diversification and expansion through acquisitions or other channels.

Restructuring activities continued during the first quarter of 2006, and the Company incurred restructuring costs of $306,000 during this period. These restructuring costs were primarily a result of the ongoing site exit and disposal costs associated with the shutting down of the Oak Ridge facility. These shut down activities are expected to be completed in the second quarter of 2006, and the Company expects to incur less than $150,000 in additional restructuring costs in the second quarter of 2006 as the shut down is completed. This will complete all shut down activities related to the 2005 restructuring. The Company is actively marketing its interest in its Oak Ridge real estate. Assets held for sale of $3.4 million are included in the accompanying consolidated balance sheet at April 2, 2006.

During the first quarter of 2006 the restructuring generated pre-tax operating expense savings of approximately $1.9 million, including cash-based savings of $1.3 million. For the full year of 2006, the restructuring is expected to generate pre-tax operating expense savings of approximately $6.5 million to $7.0 million, including pre-tax cash savings of approximately $4.0 million to $4.4 million.

The Company recognized gains on the sale of assets of $201,000 in the first quarter of 2006. The significant portion of these gains was in the brachytherapy business, and represented the sale of equipment idled by the restructuring. The Company was not able to sell its leasehold interest in the PSP equipment due to its highly specialized use, its sensitive security classification, and its export control regulations. As a result, the PSP equipment was returned to the Department of Energy during the first quarter of 2006.

Results of Operations

Consolidated revenue for the first quarter of 2006 was $12.4 million, compared to $9.5 million in the first quarter of 2005, an increase of $2.9 million, or 30.5%. This increase was due to the inclusion of CP Medical in 2006, which had sales of $3.4 million. Sales in the brachytherapy seed segment were $9.0 million in the first quarter of 2006, a decrease of $530,000, or 5.6%, from 2005, primarily a result of the loss of one of the Company’s two non-exclusive distributors. The average selling price of the TheraSeed® device during the first quarter of 2006 was comparable to the first quarter of 2005.

Currently, the Company has a non-exclusive distribution agreement in place with C. R. Bard (“Bard”) for the distribution of the TheraSeed® device, which is effective through December 31, 2007 (the “Bard Agreement”). The terms of the Bard Agreement provide for automatic one year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires on December 31, 2007, and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2006. The Company also had a non exclusive distribution agreement in place with Medi-Physics, Inc., formerly d/b/a Nycomed Amersham and now part of Oncura, a company formed by a merger of the brachytherapy business of Amersham plc and Galil Medical Ltd. (the “Oncura Agreement”). In December 2004, Oncura notified the Company that it would not be renewing its distribution agreement effective December 31, 2005 and subsequently, the Oncura Agreement was terminated effective September 8, 2005. The Company’s direct sales force has aggressively marketed TheraSeed® to customers of Oncura in an effort to retain the business.

In addition to the impact of the termination of the Oncura Agreement, management believes that the brachytherapy industry continues to be affected by competition from alternative therapies, changes and uncertainties regarding Medicare reimbursement, declining prices for iodine-125 and palladium-103 seeds, competitors’ selling tactics and the effects of consolidation in the industry. At any point in time, Theragenics and/or its non-exclusive distributor may change their respective pricing policies for the TheraSeed® or I-Seed (in the case of Theragenics) device in order to take advantage of market opportunities or respond to competitive situations. Responding to market opportunities and competitive situations could have an adverse effect on average selling prices and could have a favorable effect or prevent an unfavorable effect on market share and volumes. Conversely, the Company and its non-exclusive distributor could individually and independently decide to maintain per unit pricing under certain competitive situations that could adversely affect current or potential market share and volumes.

Consolidated cost of sales was $6.1 million in the first quarter of 2006, resulting in a gross profit margin of 51.1%. Cost of sales in the brachytherapy segment was $4.0 million in the first quarter of 2006, resulting in a gross profit margin of 55.3% in that segment, compared to cost of sales of $4.8 million and a gross profit margin of 49.7% in the first quarter of 2005. Gross profit margin in the brachytherapy segment increased during the 2006 period primarily due to the $1.5 million of manufacturing related cost savings realized from the 2005 restructuring, and a reduction of expected future liabilities related to decommissioning costs associated with the cyclotrons and related facilities. These reductions in cost of sales were partially offset by fixed palladium-103 production costs utilized to support research and development and the clinical trials underway in the 2005 period. In 2006, these fixed palladium-103 production costs remained in cost of sales, decreasing gross margin. The gross profit percentage in the brachytherapy segment was also impacted by the lower revenue in the 2006 period.

Selling, general and administrative (“SG&A”) expense was $5.5 million during the first quarter of 2006, compared to $4.5 million during the first quarter of 2005, an increase of $1.0 million or 22.2%. The increase for the first quarter of 2006 was attributable to $1.0 million of SG&A for CP Medical. SG&A expenses for the brachytherapy seed segment were flat compared to the first quarter of 2005 at $4.5 million. An increase in professional fees was offset by a decrease in advertising.

Research and development (“R&D”) expenses decreased to $239,000 in the first quarter of 2006, from $1.4 million in the first quarter of 2005. The Company was previously conducting clinical trials related to the use of palladium-103 for the prevention of restenosis (the “TheraP trial”), and to treat exudative (wet) age related macular degeneration (the “TheraSight trial”). The decrease in R&D expense during 2006 was primarily attributable to the completion of the TheraP trial during the second quarter of 2005 and curtailment of the TheraSight trial. In connection with the 2005 restructuring, all activities related to the TheraP trial have been discontinued, and activities related to the TheraSight trial have been curtailed. Looking forward, the only activity expected for these programs is the follow up of all patients previously treated in the TheraSight trial, in accordance with the FDA-approved protocol for this trial. The Company expects to reach the study endpoint by late 2006. R&D at CP Medical was approximately $88,000 in the first quarter of 2006, consisting primarily of new product development activities. R&D activities at CP Medical are dependent on opportunities for product development and process improvements, as well as pursuit of other appropriate opportunities as they arise. Accordingly, R&D expenses at CP Medical may fluctuate significantly from period to period.

Interest income was $415,000 in the first quarter of 2006, compared to $383,000 in the first quarter of 2005. The impact of higher interest rates and better investment returns in 2006 was partially offset by having less invested funds due to the acquisition of CP Medical in May 2005. The Company’s investments consist primarily of short-term cash investments and high-credit quality corporate and municipal obligations, in accordance with the Company’s investment policies. Funds available for investment have and will continue to be utilized for the Company’s current and future expansion programs and strategic opportunities for growth and diversification. As funds continue to be used for these programs and activities, and as interest rates continue to change, management expects interest income to fluctuate accordingly.

Income tax expense for the first quarter of 2006 was $10,000, representing current Alternative Minimum Tax. This is lower than income tax expense at the statutory rates, primarily due to the utilization of net operating loss carryforwards that were not recognized in previous periods. Mainly as a result of the 2005 restructuring, the Company had operating loss carryforwards and other future deductible temporary differences that resulted in a net deferred tax asset of $6.8 million at December 31, 2005. Because of the recent history of operating losses, and the uncertainty of projecting future taxable income sufficient to recognize these deferred tax assets, a valuation allowance for the full amount of the net deferred tax asset was recorded. Approximately $300,000 of the valuation allowance was reduced in the first quarter of 2006, reducing income tax expense by that amount and reflecting the utilization of a portion of the net operating loss carryforwards. While the Company was profitable in the first quarter of 2006, management believes that the Company must first establish a track record of profitability before recognizing tax benefits associated with future taxable income. Accordingly, a valuation allowance for the full amount of the $6.4 million in net deferred tax assets at April 2, 2006 has been recorded. If the Company is successful in establishing a basis for justifying that an allowance is not necessary, and in generating future taxable income, these benefits will be recognized in future periods.

The Company’s effective income tax rate for the first quarter of 2005 was a benefit of 40.5%.

Critical Accounting Policies

The financial statements of Theragenics Corporation are prepared in conformity with accounting principles generally accepted in the United States of America. Management is required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Property, plant and equipment. Property, plant and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of such assets. The Company’s estimates can result in differences from the actual useful lives of certain assets. As of April 2, 2006, the Company owned and operated eight cyclotrons, the first of which entered service in 1998. Each of the Company’s cyclotrons is depreciated using an estimated 10-year life. Management’s estimate of the useful life of these cyclotrons is based on the Company’s experience to date with these cyclotrons. Based on experience gained relative to the operation, refurbishment, and maintenance of the cyclotrons, Management believes there is a substantive basis for the current depreciable lives of the cyclotrons.

Management will continue to periodically examine estimates used for depreciation for reasonableness. If the Company determines that the useful life of property, plant or equipment should be shortened or lengthened, depreciation expense would be adjusted accordingly for the remaining useful lives of the identified assets.

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

Goodwill. The Company has $15.8 million of goodwill associated with its acquisition of CP Medical Corporation in May 2005, and $2.6 million of goodwill associated with the acquisition of its iodine-125 production line in 2003.

The Company accounts for goodwill and other intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized to expense and must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that such assets might be impaired. The first step of the impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill and intangible assets with indefinite lives. If fair value exceeds book value, goodwill is considered not impaired, and the second step of the impairment test is unnecessary. If book value exceeds market value, the second step of the impairment test is preformed to measure the amount of impairment loss, if any. For this step the implied fair value of the goodwill is compared with the book value of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to that excess. Any loss recognized cannot exceed the carrying amount of goodwill. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited once the measurement of that loss is completed. The Company performs an annual goodwill impairment assessment during the fourth quarter. The most recent assessment was performed in the fourth quarter of 2005 and the Company determined that goodwill was not impaired.

Intangible assets with definite lives are being amortized and this amortization is included in the accompanying consolidated statements of operations.

Allowance for doubtful accounts and returns. Management judgments and estimates are made and used in connection with establishing an allowance for the possibility that portions of our accounts receivable balances may become uncollectable or subject to return. Accounts receivable are reduced by this allowance. Specifically, Management analyzes accounts receivable in relation to current economic trends, changes in our customer payment history, and changes in sales returns history in establishing this allowance. The accounts receivable balance, net of the provision for trade accounts receivables allowance of $415,000, was approximately $7.6 million as of April 2, 2006.

Share-based compensation. In February 2006 the Company granted performance restricted stock rights under which the number of shares issuable upon vesting will vary based on certain performance criteria over the vesting period. Each quarter the Company will determine the expected number of shares issuable upon vesting, based on the performance metrics as compared to the criteria to date. To the extent that the performance metrics vary significantly from period to period, the Company may record additional compensation expense or adjust previously recorded compensation expense to reflect current estimates.

Valuation allowance for deferred tax assets. A full valuation reserve related to the $6.4 million net deferred tax asset has been provided as of April 2, 2006. In the future, if sufficient evidence of the Company’s ability to generate adequate future taxable income becomes apparent, the valuation allowance may be required to be reduced. This would result in income tax benefits being recognized in the consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and assesses the need for the valuation allowance each reporting period.

Liquidity and Capital Resources

The Company had cash, short-term investments and marketable securities of $46.7 million at April 2, 2006, compared to $45.6 million at December 31, 2005. Marketable securities consist primarily of short-term cash investments and high-credit quality corporate and municipal obligations, in accordance with the Company’s investment policies. The aggregate increase in cash, short-term investments and marketable securities was primarily the result of cash generated from operations.

Working capital was $62.0 million at April 2, 2006, compared to $60.3 million at December 31, 2005. The Company also has a Credit Agreement with a financial institution that provides for revolving borrowings of up to $40.0 million, including a $5.0 million sub-limit for letters of credit, through a credit facility which expires on October 29, 2006. No borrowings were outstanding under the Credit Agreement as of April 2, 2006. Letters of credit totaling $1.1 million were outstanding under the Credit Agreement as of April 2, 2006. The Credit Agreement is unsecured, but provides for a “springing lien” to be established on substantially all of the assets of the Company (subject to certain exceptions) in the event certain events of default occur under the Credit Agreement. The Credit Agreement, as amended, contains representations and warranties, as well as affirmative, reporting and negative covenants, customary for financings of this type. Among other things, certain provisions of the Credit Agreement limit the incurrence of additional debt and require the maintenance of certain financial ratios and tests.

Cash provided by operations was $1.1 million and $165,000 during the first quarter of 2006 and 2005, respectively. Cash provided by operations consists of net earnings/(loss) plus non-cash expenses such as depreciation, amortization, and changes in balance sheet items such as accounts receivable, inventories, prepaid expenses and payables. Inventories increased $234,000 during the first quarter of 2006 as a result of increased sales volume in the surgical products segment. Trade accounts payable, accrued salaries, wages and payroll taxes, and other current liabilities decreased an aggregate of $279,000 during the first quarter of 2006 primarily as a result of the timing of the payments.

Capital expenditures totaled $122,000 and $130,000 during the first quarter of 2006 and 2005, respectively.

Cash provided by financing activities was $23,000 and $67,000 in the first quarter of 2006 and 2005, respectively, consisting of cash proceeds from the exercise of stock options and the Company’s Employee Stock Purchase Plan.

Cash could be used in 2006 for increased marketing and TheraSeed® support activities, support for growth in the surgical products segment, and in the pursuit of additional diversification efforts such as the purchase of technologies, products or companies.

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

The MMA also directed the U.S. Government Accountability Office (“GAO”) to conduct a study examining future payment policies for brachytherapy seeds. The GAO study is still pending.

There were no changes enacted in Medicare reimbursement policy for brachytherapy seeds/sources for 2006, although some reductions were implemented for hospital payments for outpatient procedures required to implant brachytherapy seeds.    Additionally, CMS may implement changes to the reimbursement level for brachytherapy seeds/sources beginning January 1, 2007. CMS may change reimbursement levels regardless of any recommendations that may be included in the GAO study referenced above. Any new reimbursement policies may have an adverse effect on utilization of the Company's brachytherapy products.

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

Due to the fact that the Medicare rules governing coding of brachytherapy seeds/sources and the procedures required to implant seeds have undergone significant change during the past few years, and are likely to continue to undergo additional changes, the Company believes that Medicare reimbursement may continue to create confusion for hospitals and doctors going forward. In that regard, Management continues to closely monitor any effects of the reimbursement structure on the brachytherapy market as it continues to evaluate pricing, marketing and distribution strategies. The Company continues to engage consulting firms specializing in reimbursement practices to help communicate brachytherapy reimbursement guidelines to customers. Medicare’s OPPS reimbursement levels for the procedures performed during prostate brachytherapy could influence the utilization of brachytherapy seeds, including the Company’s brachytherapy products.

Forward Looking and Cautionary Statements

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding sales, marketing and distribution efforts, the Company’s direct sales organization, including, but not limited to, its growth and effectiveness, third-party reimbursement, CMS policy, sales mix, effectiveness and continuation of non-exclusive distribution agreements, pricing for the TheraSeed® and I-Seed devices, future cost of sales, R&D efforts and expenses, inventory investment, SG&A expenses, other income, potential new products and opportunities, the development of new markets and technologies, execution of restructuring plans, estimated impairment and other restructuring expenses, expected operating expense savings and associated cash expenditures and savings, Theragenics’ plans and strategies for diversification, and the sufficiency of the Company’s liquidity and capital resources. From time to time, the Company may also make other forward-looking statements relating to such matters as well as statements relating to anticipated financial performance, business prospects, technological developments, other research and development activities and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with new product development cycles, effectiveness and execution of marketing and sales programs of Theragenics and its non-exclusive distributor, competitive conditions and selling tactics of the Company’s competitors, potential changes in third-party reimbursement, changes in assumptions used in estimating restructuring charges and operating expense savings, unforeseen costs and cash expenditures associated with the restructuring plan, and the risks identified in Item 1A of the Company’s most recent Form 10-K Annual Report. All forward looking statements and cautionary statements included in this document are made as of the date hereby based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward looking statement or cautionary statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk exposure related to market risk sensitive financial instruments is not material. Letters of credit totaling approximately $1.1 million were outstanding under the terms of the Credit Agreement as of April 2, 2006. No borrowings were outstanding under the Credit Agreement as of April 2, 2006

Item 4.  Controls and Procedures

Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of April 2, 2006, the end of the period covered by this report.

The Company acquired CP Medical Corporation (“CP Medical”) on May 6, 2005. Since the date of acquisition, the Company has been focusing on analyzing, evaluating, and implementing changes in CP Medical's procedures and controls to determine their effectiveness and to make them consistent with our disclosure controls and procedures. Prior to our acquisition of CP Medical, CP Medical was not required to prepare financial statements in accordance with accounting principles generally accepted in the United States of America. In addition, CP Medical was not previously required to maintain disclosure controls and procedures or maintain, document and assess internal control over financial reporting, in each case as required under the rules and regulation of the Securities and Exchange Commission. As noted in Management's Report on Internal Control over Financial Reporting in the Company’s Form 10-K for the year ended December 31, 2005 and as permitted by guidance issued by the staff of the U.S. Securities and Exchange Commission, CP Medical was excluded from the scope of management’s assessment over the effectiveness of internal control over financial reporting as of December 31, 2005. We have similarly excluded CP Medical from the scope of our quarterly discussion of material changes in internal control over financial reporting below. CP Medical constituted 27.3% of consolidated revenue for the three months ended April 2, 2006 and 24.3% of consolidated assets as of April 2, 2006.

During the course of integrating the operations of CP Medical in 2005, we identified material weaknesses in internal control specifically related to inventory accounting at CP Medical, as reported in our Form 10-K for the year ended December 31, 2005. We performed additional procedures to ensure that CP Medical inventory was properly stated in accordance with generally accepted accounting principles at April 2, 2006. We continue to take steps to address the material weaknesses in internal control previously identified over inventory at CP Medical, including developing and implementing formally documented system and control procedures. We expect to continue to analyze, document, implement and test internal controls at CP Medical during 2006 and will make additional changes in those controls as appropriate.

No changes in the Company's internal control over financial reporting were identified as having occurred during the fiscal quarter ended April 2, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except as described above with respect to CP Medical.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note E to the Company’s financial statements included in Part I, Item 1 of this report, which is hereby incorporated by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results, should be carefully considered. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits

Exhibit No.	Title

10.1	Form of Amendment to Performance Restricted Stock Rights Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 5, 2006).

10.2	Form of Performance Restricted Stock Rights Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 22, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT:

THERAGENICS CORPORATION

Date: May 5, 2006	By:	/s/ M. Christine Jacobs
M. Christine Jacobs Chief Executive Officer

Date: May 5, 2006	By:	/s/ Francis J. Tarallo
Francis J. Tarallo Chief Financial Officer