Form 10-Q
period 2006-06-30
THERAGENICS CORP
filed 2006-08-08
CIK 795551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large Accelerated Filer  ☐ Accelerated Filer ☒   Non Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

As of July 31, 2006 the number of shares of $0.01 par value common stock outstanding was 32,092,534.

THERAGENICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
THERAGENICS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

ASSETS
	July 2, 2006 (Unaudited)	December 31, 2005

CURRENT ASSETS
Cash and short-term investments	$13,869	$10,073
Marketable securities	34,342	35,535
Trade accounts receivable, less allowance of $559 in 2006 and $517 in 2005	7,411	7,622
Inventories	5,337	5,042
Prepaid expenses and other current assets	3,250	2,720
Assets held for sale	3,400	3,433
TOTAL CURRENT ASSETS	67,609	64,425

PROPERTY AND EQUIPMENT
Buildings and improvements	21,802	21,793
Machinery and equipment	35,434	35,271
Office furniture and equipment	713	701
	57,949	57,765
Less accumulated depreciation	(28,000)	(25,960)

	29,949	31,805
Land	822	822
Construction in progress	201	139

TOTAL PROPERTY AND EQUIPMENT	30,972	32,766

Goodwill	18,370	18,370
Other intangible assets, net	5,996	6,388
Other assets	269	115
	24,635	24,873

TOTAL ASSETS	$123,216	$122,064

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS - Continued
(Amounts in thousands)

LIABILITIES & SHAREHOLDERS’ EQUITY
	July 2, 2006 (Unaudited)	December 31, 2005
CURRENT LIABILITIES
Trade accounts payable	$1,143	$1,488
Accrued salaries, wages and payroll taxes	1,415	1,659
Other current liabilities	1,288	1,025

TOTAL CURRENT LIABILITIES	3,846	4,172

LONG-TERM LIABILITIES
Deferred income taxes	260	—
Decommissioning retirement	537	672
Contract termination liability	1,526	1,537

TOTAL LONG-TERM LIABILITIES	2,323	2,209

SHAREHOLDERS’ EQUITY
Common stock, authorized 100,000 shares of $0.01 par value, issued and outstanding, 32,085 in 2006 and 32,008 in 2005	321	320
Additional paid-in capital	68,889	68,623
Retained earnings	48,132	46,924
Accumulated other comprehensive loss	(295)	(184)

TOTAL SHAREHOLDERS' EQUITY	117,047	115,683

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$123,216	$122,064

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
REVENUE
Product sales	$12,424	$11,182	$24,680	$20,644
Licensing fees	166	190	304	267
	12,590	11,372	24,984	20,911

COST OF SALES	6,480	6,244	12,535	11,038

GROSS PROFIT	6,110	5,128	12,449	9,873

OPERATING EXPENSES
Selling, general & administrative	5,565	5,913	11,100	10,414
Research & development	179	1,143	418	2,550
Restructuring expenses	63	—	369	—
Gain on sale of assets	—	—	(201)	—
	5,807	7,056	11,686	12,964

EARNINGS(LOSS) FROM OPERATIONS	303	(1,928)	763	(3,091)

OTHER INCOME/(EXPENSE)
Interest income	454	339	869	722
Interest and financing costs	(65)	(45)	(134)	(100)
Other	1	(2)	(20)	—
	390	292	715	622

Earnings (loss) before income taxes	693	(1,636)	1,478	(2,469)
Income tax expense (benefit)	260	(600)	270	(936)
NET EARNINGS (LOSS)	$433	$(1,036)	$1,208	$(1,533)

NET EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.01	$(0.03)	$0.04	$(0.05)
Diluted	$0.01	$(0.03)	$0.04	$(0.05)
WEIGHTED AVERAGE SHARES
Basic	32,077	31,213	32,064	30,589
Diluted	32,120	31,213	32,114	30,589
Comprehensive income (loss):
Net earnings (loss)	$433	$(1,036)	$1,208	$(1,533)
Other comprehensive income/(loss):
Unrealized gain/(loss) on securities available for sale, net of taxes	3	85	(111)	22
Total comprehensive income (loss)	$436	$(951)	$1,097	$(1,511)

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Six Months Ended
	July 2, 2006	July 3, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$1,208	$(1,533)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Deferred income taxes	260	(998)
Depreciation and amortization	2,432	3,652
Provision for allowances	172	49
Share based compensation	223	99
Deferred rent	—	9
Decommissioning retirement liability	(135)	—
Gain on sale of equipment	(201)	—
Changes in assets and liabilities:
Accounts receivable	22	(940)
Inventories	(278)	73
Prepaid expenses and other current assets	(530)	159
Other assets	(154)	—
Trade accounts payable	(345)	(417)
Accrued salaries, wages and payroll taxes	(244)	251
Other current liabilities	263	354
Other	(12)	—
Net cash provided by operating activities	2,681	758

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of property and equipment	(246)	(177)
Proceeds from sale of equipment	234	—
Cash paid for acquisition	—	(20,468)
Purchases of marketable securities	(7,617)	(7,530)
Maturities of marketable securities	8,700	10,860
Net cash provided (used) by investing activities	1,071	(17,315)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from employee stock purchase plan	44	89
Net cash provided by financing activities	44	89

NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS	$3,796	$(16,468)

CASH AND SHORT-TERM INVESTMENTS AT
BEGINNING OF PERIOD	10,073	26,150
CASH AND SHORT-TERM INVESTMENTS AT
END OF PERIOD	$13,869	$9,682

 The accompanying footnotes are an integral part of these statements.

 THERAGENICS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)
(Amounts in thousands)

	Six Months Ended
	July 2, 2006	July 3, 2006

Supplementary cash flow disclosure:
Interest paid	$134	$—
Taxes paid	$371	$—

Non-cash investing activities:
Common stock issued in acquisition	$—	$6,250

The accompanying footnotes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JULY 2, 2006
(UNAUDITED)
(Amounts in thousands)

	Common Stock
	Number of Shares	Par value $0.01	Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE, December 31, 2005	32,008	$320	$68,717	$(94)	$46,924	$(184)	$115,683

Adoption of SFAS 123R	—	—	(94)	94	—	—	—

Employee stock purchase plan	17	—	44	—	—	—	44

Issuance of shares under restricted units	40	1	(1)	—	—	—	—

Issuance of restricted shares	20	—	—	—	—	—	—

Stock based compensation	—	—	223	—	—	—	223

Unrealized loss on securities available for sale, net of taxes	—	—	—	—	—	(111)	(111)

Net earnings for the period	—	—	—	—	1,208	—	1,208

BALANCE, July 2, 2006	32,085	$321	$68,889	$—	$48,132	$(295)	$117,047

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 2, 2006
(Unaudited)

NOTE A - BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The unaudited interim consolidated financial statements included herein reflect the consolidated operations of the Company and its wholly-owned subsidiary, CP Medical Corporation. All intercompany accounts and transactions have been eliminated in consolidation. These statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the consolidated financial position, consolidated results of operations, consolidated cash flows and changes in shareholders’ equity for the periods presented. All such adjustments are of a normal recurring nature. Pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2005, included in the Form 10-K filed by the Company. The consolidated results of operations for the six months ended July 2, 2006 are not necessarily indicative of the results to be expected for a full year.

Theragenics Corporation is a medical device company serving the cancer treatment and surgical markets, operating in two business segments. In its brachytherapy seed business, the Company produces, markets and sells TheraSeed®, its premier palladium-103 prostate cancer treatment device, I-Seed, its iodine-125 based prostate cancer treatment device, and related products and services. The Company’s surgical products business consists of wound closure and other surgical products and supplies at CP Medical Corporation (“CP Medical”). CP Medical produces sutures, cardiac pacing cables, brachytherapy needles and other surgical supplies. These products have applications in urology, veterinary, cardiology, orthopedics, plastic surgery, dental, and other fields.

NOTE B - ACQUISITION OF CP MEDICAL

On May 6, 2005, the Company acquired all of the outstanding common stock of CP Medical Corporation (“CP Medical”) for approximately $26.7 million, including $20.6 million in cash and 1,840,458 shares of common stock valued at approximately $6.1 million. Common shares issued were valued based on their average market price over the 20 day period from March 28, 2005 to April 22, 2005. CP Medical is a manufacturer and distributor of innovative wound closure and other medical products such as sutures, cardiac pacing cables, brachytherapy needles and supplies, and other surgical products. These products have applications in urology, veterinary, cardiology, plastic surgery, dental, orthopedics, and other fields. This acquisition established a new growth platform for the Company within the field of medical devices and serves to diversify the Company’s product offerings within its brachytherapy business. The Company’s consolidated results of operations for 2006 include the results of CP Medical. The 2005 periods only include CP Medical operations subsequent to the May 6, 2005 acquisition date.

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

	Fair value	Amortization life of intangible assets
Current assets	$4,565	—
Equipment	314	—
Goodwill	15,792	Indefinite
Trade names	1,700	Indefinite
Customer relationships	3,500	9 years
Non-compete agreements	1,269	1-5 years
Developed technology	360	7 years
Patents	31	17 years
Current liabilities	(857)	—
Net assets acquired	$26,674

The weighted average life of intangible assets subject to amortization is 7.9 years. The goodwill acquired is expected to be deductible for income tax purposes.

THERAGENICS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 2, 2006
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

	Three Months Ended July 3, 2005	Six Months Ended July 3, 2005

Revenue	$12,374	$24,524
Net loss	$(1,030)	$(1,611)
Loss per share, basic and diluted	$(0.03)	$(0.05)

NOTE C - RESTRUCTURING

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

Restructuring activities were completed in the second quarter of 2006. $369,000 of restructuring costs was incurred in the six months ended July 2, 2006. These costs consisted primarily of the ongoing site exit and disposal costs associated with shutting down the PSP facility.

Activity during the six months ended July 2, 2006 related to the above-described restructuring is summarized as follows: (in thousands):

	Total amount expected to be incurred	Amount incurred in 2006	Cumulative amount incurred through July 2, 2006
Impairment of long-lived assets	$28,789	$—	$28,789
Write off of inventory and other assets	1,757	—	1,757
Contract termination costs	1,495	—	1,495
Severance costs	903	14	903
Site exit and disposal costs	712	355	712
Other	102	—	102
	$33,758	$369	$33,758

THERAGENICS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 2, 2006
(Unaudited)

A reconciliation of liabilities attributable to the restructuring follows (in thousands):

	Accrual at December 31, 2005	Charged to expenses	Payments	Accrual at July 2, 2006
Contract termination costs	$1,560	$—	$12	$1,548
Severance	530	14	303	241
Site exit and disposal activities	—	355	355	—

Contract termination costs relate to the land lease at the Oak Ridge, Tennessee facility. This represents a liability for costs that will continue to be incurred through the remaining term of that lease agreement without economic benefit to the Company, measured at its fair value when the Company ceased using the facility in August 2005.  The accrual includes $23,000 classified as other current liabilities in the accompanying consolidated balance sheets at July 2, 2006 and December 31, 2005, representing the current portion of the liability due.

Severance costs are vested in accordance with the terms of the severance agreements. Site exit and disposal activities are related to the Oak Ridge facility and are expensed as incurred.

Assets held for sale of approximately $3.4 million at July 2, 2006, represents the estimated fair market value of the Oak Ridge facility to be disposed as a result of the restructuring.

NOTE D - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Market is replacement cost or net realizable value. The Company estimates reserves for inventory obsolescence based on management’s judgment of future realization. Inventories as of July 2, 2006 and December 31, 2005 were comprised of the following (in thousands):

	July 2, 2006	December 31, 2005
Raw materials	$2,828	$2,381
Work in process	422	531
Finished goods	1,422	1,422
Spare parts and supplies	860	921
	5,532	5,255
Allowance for doubtful inventory	(195)	(213)
Total	$5,337	$5,042

NOTE E - ASSET RETIREMENT OBLIGATIONS

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

THERAGENICS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 2, 2006
(Unaudited)

The following summarizes activity in the Company’s asset retirement obligation liability (in thousands):

	Six Months Ended
	July 2, 2006	July 3, 2005
Asset retirement obligation at beginning of period	$672	$549
Accretion expense	22	15
Revision in estimated cash flows	(157)	47
Asset retirement obligation at end of period	$537	$611

NOTE F - CREDIT AGREEMENT

On June 29, 2006, the Company amended its $40 million Credit Agreement with a financial institution. The amendment extended the expiration date of the agreement to October 31, 2009. All other terms and conditions of the Credit Agreement remained substantially unchanged.

NOTE G - CONTINGENCIES

In January 1999, the Company and certain of its officers and directors were named as defendants in certain securities actions alleging violations of the federal securities laws, including Sections 10(b), 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934, as amended. The complaint generally alleged that the defendants made certain misrepresentations and omissions in connection with the performance of the Company during the class period and sought unspecified damages. In 2004, the consolidated federal securities class action was settled for an amount within the limits of the Company’s directors and officers’ liability insurance, and the federal securities case was officially over as of November 1, 2004.

On May 14, 1999 a stockholder of the Company filed a derivative complaint in the Delaware Court of Chancery purportedly on behalf of the Company, alleging that certain directors breached their fiduciary duties by engaging in the conduct that was alleged in the consolidated federal class action complaint. During the second quarter of 2006, the plaintiff voluntarily dismissed the derivative suit with no financial settlement due.

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

 NOTE H - SHARE-BASED COMPENSATION

The Company provides stock-based compensation under equity incentive plans approved by stockholders, which provide for the granting of stock options, restricted stock and other equity incentives. As of July 2, 2006 there were 2,547,610 options and restricted stock rights outstanding and 1,624,404 shares of Common Stock remaining available for issuance under the Company’s equity incentive plans. The Company issues new shares from its authorized but unissued share pool.

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

THERAGENICS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 2, 2006
(Unaudited)

Compensation cost for the portion of stock options outstanding at January 1, 2006 for which the requisite service period had not been rendered is recognized based on their grant date fair value as calculated for the pro forma disclosures under SFAS 123. The performance-based and restricted stock and stock unit awards were previously recorded using fair value in a manner substantially equivalent to the accounting required under SFAS 123R. Accordingly, the adoption of SFAS 123R did not have a material effect on the Company’s results of operations, earnings per share or cash flows in the first half of 2006.

Stock Options

Stock options granted to date have had an exercise price at least equal to 100% of market value of the underlying common stock on the date granted. These options expire ten years from the date of grant and become exercisable over a three to five-year vesting period.

The following is a summary of activity in stock options outstanding during the six months ended July 2, 2006 (shares in thousands):

	Shares	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate intrinsic value
Outstanding, beginning of period	2,433	$12.56	5.2	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	1	3.95	8.9	—
Outstanding, end of period	2,432	$12.56	4.9	$—

Exercisable at end of period	2,349	$12.69	4.6	$—

 A summary of the status of the Company’s non-vested stock options as of July 2, 2006 and changes during the six months ended July 2, 2006 follows (shares in thousands):

Non-vested shares	Shares	Weighted average grant date fair value
Non-vested at January 1, 2006	140	$2.03
Granted	—	—
Vested	(55)	2.30
Forfeited	(1)	1.38
Non-vested at July 2, 2006	84	$1.83

THERAGENICS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 2, 2006
(Unaudited)

A summary of grant date fair values and intrinsic values follows (in thousands, except per share amounts):

	Six Months Ended
	July 2, 2006	July 3, 2005
Grant date fair value of options granted	N/A	$1.38

Intrinsic value of options exercised	N/A	$60

Fair value of options vested	$114	N/A

The Company recognizes compensation expense for awards with graded vesting on a straight line basis over the requisite service period for each separately vesting portion of the award. Compensation cost related to stock options totaled $18,000 and $31,000 during the three and six months ended July 2, 2006, respectively. As of July 2, 2006, there was approximately $45,000 of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted average period of 1.5 years.

Restricted Stock Issued to Non-Officer Directors

In 2003 and 2004, the Company issued 7,000 shares of restricted stock annually to non-officer directors as a portion of director compensation, which vested one year after issuance. In 2005, the Board of Directors approved a change in director compensation effective January 1, 2005 that eliminated the granting of stock options and increased the number of restricted shares granted annually to each non-officer director to the lesser of 5,000 restricted shares or the number of shares calculated by dividing $50,000 by the closing market price of the Company’s common stock on the last business day preceding the date of the annual meeting, such shares to be granted on the date of the annual meeting. On May 10, 2005 and May 9, 2006, the Company issued an aggregate of 35,000 and 20,000 restricted shares, respectively, under this director compensation program. These restricted shares vest ratably over three years.

Compensation cost related to the restricted shares is based on the grant date fair value of the common stock granted of $3.27 and $3.45 per share for 2006 and 2005, respectively. Compensation expense is recorded over the requisite service period and totaled $65,000 and $75,000 for the three and six months ended July 2, 2006, respectively. The Company recognized $7,000 and $14,000 of compensation expense related to these restricted shares for the three and six months ended July 3, 2005, respectively. As of July 2, 2006, there was approximately $84,000 of unrecognized compensation cost related to the restricted shares, which is expected to be recognized through May 2009. Approximately 12,000 restricted shares vested during the six months ended July 2, 2006.

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

THERAGENICS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 2, 2006
(Unaudited)

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

In February 2006, the Board of Directors approved the issuance of 104,000 Performance Stock Rights to executive officers, which vest on December 31, 2008. The number of common shares issuable upon vesting of each Performance Stock Right is subject to a minimum of 31,200 shares and a maximum of 208,000 shares, and will be partly based on the Company’s revenue and earnings per share from 2006 to 2008, relative to its strategic objectives over the same period, and partly based on the subjective discretion of the Board of Directors. The grant date fair value of the Performance Stock Rights was based on the fair value of the underlying common stock and is recognized over the three year requisite service period. For the portion of the Performance Stock Rights containing performance conditions, the grant date fair value is adjusted each period for the number of shares ultimately expected to be issued. For the portion of the Performance Stock Rights subject to discretionary performance conditions, the grant date has not been established and accordingly, the fair value of the award is updated each period for changes in the fair value of the underlying common stock. In addition, the fair value of Performance Stock Rights subject to discretionary performance conditions is estimated assuming the maximum number of shares issuable, until such time that the actual number of shares can be determined.

A summary of Stock Rights outstanding at July 2, 2006 follows:

		Common shares issuable
Rights outstanding	Vesting date December 31,	Minimum	Maximum	Weighted average grant date fair value
43,508	2006	13,052	24,116	$4.21
53,668	2007	36,750	39,586	$3.61
104,000	2008	31,200	208,000	$3.42

Compensation cost related to Stock Rights issued to employees totaled $78,000 and $109,000 for the three and six months ended July 2, 2006, respectively, and $43,000 and $85,000 for the three and six months ended July 3, 2005, respectively. As of July 2, 2006 there was approximately $431,000 of unrecognized compensation related to Stock Rights issued to employees, which is expected to be recognized over a weighted average period of 2.2 years.

Employee Stock Purchase Plan

The Theragenics Corporation Employee Stock Purchase Plan (the “ESPP”) allows eligible employees the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each quarterly offering period. Compensation cost related to the ESPP totaled $3,000 and $7,000 for the three and six months ended July 2, 2006, respectively.

THERAGENICS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 2, 2006
(Unaudited)

Pro Forma Results

The following represents the effect on net earnings (loss) and earnings per share if the Company had applied the fair market value recognition provisions of SFAS 123R for all periods presented: (in thousands, except per share data):

	Three months ended		Six months ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net earnings (loss), as reported	$433	$(1,036)	$1,208	$(1,533)
Less: total stock based compensation expense determined under fair value method for all stock options, net of related tax benefit	—	(26)	—	(53)
Pro forma net earnings (loss)	$433	$(1,062)	$1,208	$(1,586)

Basic and diluted earnings (loss) per share:
As reported	$.01	$(.03)	$0.04	$(0.05)
Pro forma	$.01	$(.03)	$0.04	$(0.05)

The weighted average fair value of the options granted during the first quarter of 2005 was $1.38. The Company did not grant any options during the second quarter of 2005 or the first half of 2006. The fair values were estimated using the Black-Scholes options-pricing model with the following weighted average assumptions:

Expected dividend yield	0.0%
Expected stock price volatility	45.8%
Risk-free interest rate	3.0%
Expected life of option (years)	3.1

Expected stock price volatility is primarily based on the historical volatility of the Company’s stock price over the most recent period commensurate with the expected option life. When determining the expected life of stock options, the Company classifies options into groups for employees where relatively homogeneous exercise behavior is expected. The vesting period of the options, the length of time similar grants have remained outstanding in the past, and the expected volatility of the stock is also considered. These factors may cause the expected volatility and expected life of options granted to differ from period to period

NOTE I - INCOME TAXES

Income tax expense for the three and six months ended July 2, 2006 was $260,000 and $270,000, respectively. This is lower than income tax expense at the statutory rates, primarily due to the utilization of net operating loss carryforwards that were not recognized in previous periods. Mainly as a result of the 2005 restructuring, the Company had operating loss carryforwards and other future deductible temporary differences that resulted in a net deferred tax asset of $6.8 million at December 31, 2005. Because of the recent history of operating losses, and the uncertainty of projecting future taxable income sufficient to recognize these deferred tax assets, a valuation allowance for the full amount of the net deferred tax asset was recorded. Approximately $350,000 of the valuation allowance was reduced in the six months ended July 2, 2006, reducing income tax expense by that amount and reflecting the utilization of a portion of the net operating loss carryforwards. While the Company was profitable in the first two quarters of 2006, management believes that the Company must first establish a track record of profitability before recognizing tax benefits associated with future taxable income. Accordingly, at July 2, 2006, a valuation allowance related to the $6.4 million net deferred tax asset, exclusive of the deferred tax liability related to temporary differences in goodwill that is not amortizable for financial statement purposes, has been recorded. If the Company is successful in establishing a basis for justifying that an allowance is not necessary, and in generating future taxable income, these benefits will be recognized in future periods. The deferred income tax liability of $260,000 at July 2, 2006, relates to the portion of goodwill that is deductible for income tax purposes and for which the timing of the corresponding deduction for financial reporting purposes cannot be determined.

THERAGENICS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 2, 2006
(Unaudited)

NOTE J - DISTRIBUTION AGREEMENT AND MAJOR CUSTOMERS

Distribution Agreement

The Company sells its TheraSeed® device directly to health care providers and to third party distributors, and sells its I-Seed device directly to health care providers. One of the Company's non-exclusive distribution agreements for the TheraSeed® device is with C. R. Bard (“Bard”) (the “Bard Agreement”). The terms of the Bard Agreement provide for automatic one year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current terms expires December 31, 2007, and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2006. The Bard Agreement gives Bard the non-exclusive right to distribute the TheraSeed® device in the U.S., Canada, and other international locations for the treatment of prostate cancer and other solid localized cancerous tumors. A distribution agreement with Medi-Physics, Inc. (formerly d/b/a Nycomed Amersham and part of Oncura) terminated on September 8, 2005 (see Note G).

Major Customers

Sales to Bard represented approximately 60% and 62% of total brachytherapy seed product revenue, and approximately 40% and 43% of consolidated revenue, for the three and six months ended July 2, 2006, respectively. For the three and six months ended July 3, 2005, sales to Bard and Oncura represented approximately 60% and 68% of total product revenue, respectively.

Accounts receivable from Bard represented approximately 56% of brachytherapy accounts receivable and 41% of consolidated accounts receivable at July 2, 2006. At December 31, 2005, accounts receivable from Bard represented approximately 52% of brachytherapy accounts receivable and 39% of consolidated accounts receivable.

For the six months ended July 2, 2006, three customers equaled or exceeded 10% of surgical products sales, with one customer totaling 13% of sales and two customers each totaling 10% of sales. For the three months ended July 2, 2006, one customer totaled 14% and another customer totaled 11% of surgical products sales. Two customers totaled approximately 20% of surgical products accounts receivable at July 2, 2006. One customer totaled 24% of surgical products accounts receivable at December 31, 2005.

NOTE K - SEGMENT REPORTING

Segment Reporting

The Company operates in two segments, the brachytherapy seed segment and the surgical products segment. The brachytherapy seed segment is comprised of the Company’s TheraSeed® and I-Seed products as well as related products and services. The surgical products segment is comprised of sutures, cardiac pacing cables, brachytherapy needles and other surgical supplies at CP Medical. These products have applications in urology, veterinary, cardiology, orthopedics, plastic surgery, dental, and other fields. The following tables provide certain segment information for the three and six months ended July 2, 2006 and July 3, 2005 (amounts in thousands):

THERAGENICS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 2, 2006
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Revenues
Brachytherapy seed	$8,610	$9,274	$17,618	$18,813
Surgical products	4,019	2,098	7,461	2,098
Intersegment eliminations	(39)	—	(95)	—
	$12,590	$11,372	$24,984	$20,911

Restructuring expenses
Brachytherapy seed	$63	$—	$369	$—
Surgical products	—	—	—	—
	$63	$—	$369	$—

Gain on sale of assets
Brachytherapy seed	$—	$—	$199	$—
Surgical products	—	—	2	—
	$—	$—	$201	$—

Earnings (loss) from operations
Brachytherapy seed	$(233)	$(2,434)	$(61)	$(3,597)
Surgical products	528	506	837	506
Intersegment eliminations	8	—	(13)	—
	$303	$(1,928)	$763	$(3,091)

Capital expenditures
Brachytherapy seed	$75	$27	$144	$157
Surgical products	49	20	102	20
	$124	$47	$246	$177

Depreciation and amortization
Brachytherapy seed	$1,020	$1,722	$2,004	$3,511
Surgical products	216	141	428	141
	$1,236	$1,863	$2,432	$3,652

Supplemental information related to significant assets and liabilities follows (in thousands):

	July 2, 2006	December 31, 2005

Identifiable assets
Brachytherapy seed	$121,075	$120,485
Surgical products	30,865	29,191
Intersegment eliminations	(28,724)	(27,612)
	$123,216	$122,064
Goodwill
Brachytherapy seed	$2,578	$2,578
Surgical products	15,792	15,792
	$18,370	$18,370
Other intangible assets
Brachytherapy seed	$12	$29
Surgical products	5,984	6,359
	$5,996	$6,388

THERAGENICS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 2, 2006
(Unaudited)

Information regarding revenue by geographic regions follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
United States	$12,054	$11,044	$23,982	$20,583
Europe	354	259	646	259
Other foreign countries	182	69	356	69
	$12,590	$11,372	$24,984	$20,911

Foreign sales relate to the surgical products segment and are attributed to countries based on location of the customer. All of the Company’s long-lived assets are located within the United States.

NOTE L – RECENTLY ISSUED ACCOUNTING STANDARD

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. FIN 48 is effective for the Company beginning January 1, 2007. The Company is currently evaluating FIN 48 and the potential impact on its financial statements has not been determined.

NOTE M – SUBSEQUENT EVENT

On August 2, 2006, the Company acquired all of the outstanding common stock of Galt Medical Corp. (“Galt”) for approximately $31.9 million (net of $2.1 million of cash acquired). The purchase price consisted of approximately $28.8 million in cash and the issuance of 978,000 common shares valued at $3.1 million. Theragenics financed $7.5 million of the purchase price with borrowings on its $40.0 million credit facility. Galt develops, manufactures and markets disposable medical devices utilized for vascular access, primarily serving the interventional radiology and interventional cardiology markets. Galt’s current products include guidewires, micro-introducer kits and tear-away introducer sets and kits, and hemostasis valve introducer sets and kits. This transaction further diversifies Theragenics’ medical device and surgical businesses and leverages the Company’s existing strengths within these markets. The results of operations of Galt will be included in the Company’s consolidated financial statements subsequent to the date of acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Theragenics Corporation is a medical device company serving the cancer treatment and surgical markets, operating in two business segments. In its brachytherapy seed business, the Company produces, markets and sells TheraSeed®, its premier palladium-103 prostate cancer treatment device; I-Seed, its iodine-125 based prostate cancer treatment device; and other related products and services. Theragenics is the world’s largest producer of palladium-103, the radioactive isotope that supplies the therapeutic radiation for its TheraSeed® device. Physicians, hospitals and other healthcare providers, primarily located in the United States, utilize the TheraSeed® device. The majority of TheraSeed® sales are channeled through third-party distributors. The Company also sells its TheraSeed® and I-Seed devices directly to physicians. The Company’s surgical products business consists of wound closure and other surgical products and supplies at CP Medical Corporation (“CP Medical”). CP Medical produces sutures, cardiac pacing cables, brachytherapy needles and other surgical supplies. These products have applications in urology, veterinary, cardiology, orthopedics, plastic surgery, dental, and other fields.

The Company acquired CP Medical Corporation (“CP Medical”) on May 6, 2005, for approximately $26.7 million, including $20.6 million in cash and 1,840,458 shares of common stock valued at approximately $6.1 million. The Company’s consolidated results of operations for 2006 include the results of CP Medical. The 2005 periods only include CP Medical operations subsequent to the May 6, 2005 acquisition date.

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

Restructuring activities were completed during the second quarter of 2006. The Company incurred restructuring costs of $63,000 and $369,000 during the three months and six months ended July 2, 2006, respectively. These restructuring costs were primarily a result of the ongoing site exit and disposal costs associated with the shutting down of the Oak Ridge facility. The Company is actively marketing its interest in its Oak Ridge real estate. Assets held for sale of $3.4 million are included in the accompanying consolidated balance sheet at July 2, 2006.

During the second quarter of 2006, the restructuring generated pre-tax operating expense savings of approximately $2.1 million, including cash-based savings of $1.5 million. For the six month period, pre-tax operating expense saving were $4.1 million, including cash-based savings of $2.8 million. For the full year of 2006, the Company expects pre-tax operating expense savings to slightly exceed its estimate of approximately $6.5 million to $7.0 million, including pre-tax cash savings of approximately $4.0 million to $4.4 million.

The Company recognized gains on the sale of assets of $201,000 in first quarter of 2006. The significant portion of these gains was in the brachytherapy business, and represented the sale of equipment idled by the restructuring. The Company was not able to sell its leasehold interest in the PSP equipment due to its highly specialized use, its sensitive security classification, and its export control regulations. As a result, the PSP equipment was returned to the Department of Energy during 2006.

Subsequent Event – Acquisition

On August 2, 2006, the Company acquired all of the outstanding common stock of Galt Medical Corp. (“Galt”) for approximately $31.9 million (net of $2.1 million of cash acquired). The purchase price consisted of approximately $28.8 million in cash and the issuance of 978,000 common shares valued at $3.1 million. Theragenics financed $7.5 million of the purchase price with borrowings on its $40.0 million credit facility. Galt develops, manufactures and markets disposable medical devices utilized for vascular access, primarily serving the interventional radiology and interventional cardiology markets. Galt’s current products include guidewires, micro-introducer kits and tear-away introducer sets and kits, and hemostasis valve introducer sets and kits. This transaction further diversifies Theragenics’ medical device and surgical businesses and leverages the Company’s existing strengths within these markets. Galt, based in Garland, Texas, had revenue of $7.1 million for the year ended December 31, 2005, and revenue of $5.1 million for the first six months of 2006. The results of operations of Galt will be included in the Company’s consolidated financial statements subsequent to the acquisition date.

Results of Operations

Revenue

Following is a summary of revenue by segment (in thousands):

	Quarter Ended			Six Months Ended
	July 2, 2006	July 3, 2005	Change (%)	July 2, 2006	July 3, 2005	Change (%)
Brachytherapy	$8,610	$9,274	(7.2%)	$17,618	$18,813	(6.4%)
Surgical products	3,980	2,098	89.7%	7,366	2,098	251.1%
Consolidated	$12,590	$11,372	10.7%	$24,984	$20,911	19.5%

Consolidated revenue for the second quarter and first six months of 2006 increased 10.7% and 19.5%, respectively, over the comparable 2005 periods. This increase was due to the inclusion of CP Medical and the surgical products segment only subsequent to the May 6, 2005 acquisition date in the 2005 periods, while their results were included for the entire 2006 periods. Sales in the brachytherapy seed segment decreased in the 2006 periods by 7.2% in the second quarter and 6.4% for the first six months of the year from the comparable 2005 periods. These declines reflect lower sales to our largest distributor. Decreases from the loss of another distributor in late 2005 were partially offset by increases in direct sales during the 2006 periods. The second quarter of 2006 was the tenth consecutive quarter of increased direct unit sales. The average selling price of the TheraSeed® device during the 2006 periods was comparable to the corresponding 2005 periods.

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

In addition to the impact of the disappointing performance by our current distributor and the termination of the Oncura Agreement, management believes that the brachytherapy industry continues to be affected by competition from alternative therapies, changes and uncertainties regarding Medicare reimbursement, declining prices for iodine-125 and palladium-103 seeds, competitors’ selling tactics and the effects of consolidation in the industry. At any point in time, Theragenics and/or its non-exclusive distributor may change their respective pricing policies for the TheraSeed® or I-Seed (in the case of Theragenics) device in order to take advantage of market opportunities or respond to competitive situations. Responding to market opportunities and competitive situations could have an adverse effect on average selling prices and could have a favorable effect or prevent an unfavorable effect on market share and volumes. Conversely, the Company and its non-exclusive distributor could individually and independently decide to maintain per unit pricing under certain competitive situations that could adversely affect current or potential market share and volumes.

Costs and expenses

In the brachytherapy segment, gross margin was 50.6% and 53.0% for the second quarter and first six months of 2006, respectively, compared with a gross margin of 44.1% and 46.9% in the comparable 2005 periods. Gross margin in the brachytherapy segment increased during the 2006 periods primarily due to manufacturing related cost savings realized from the 2005 restructuring, which totaled $1.7 million in the second quarter of 2006 and $3.2 million during the first six months of 2006, and a reduction of expected future liabilities related to decommissioning costs associated with the cyclotrons and related facilities. These reductions in cost of sales were partially offset by fixed palladium-103 production costs utilized to support research and development and the clinical trials underway in the 2005 period and accordingly classified as research and development expense. In 2006, these fixed palladium-103 production costs remained in cost of sales, decreasing gross margin. The gross profit percentage in the brachytherapy segment was also negatively impacted by the lower revenue in the 2006 periods. In the surgical products business, gross margin was 43.4% in the second quarter of 2006 and 41.9% for the first half of 2006 versus 49.7% in 2005, reflecting investments in capacity.

Selling, general and administrative (“SG&A”) expense for the brachytherapy segment decreased by $956,000 and $907,000 in the second quarter and first six months of 2006, respectively, compared to the 2005 periods. The 2005 periods included one time severance and other related costs not associated with the restructuring. The absence of these non recurring costs in 2006 was partially offset by an increase in professional fees. In the surgical products segment, SG&A increased by $608,000 in the second quarter of 2006 over the second quarter of 2005, and by $1.6 million in the first six months of 2006 over the comparable 2005 period. This was due to the inclusion of CP Medical operations for the entire 2006 periods, while the 2005 periods included CP Medical operations only subsequent to the acquisition date of May 6, 2005.

Research and development (“R&D”) expenses declined significantly in the brachytherapy segment in the 2006 periods. The Company was previously conducting clinical trials related to the use of palladium-103 for the prevention of restenosis (the “TheraP trial”) and for the treatment of exudative (wet) age related macular degeneration (the “TheraSight trial”). The decrease in R&D expense during 2006 was primarily attributable to the completion of the TheraP trial during the second quarter of 2005 and curtailment of the TheraSight trial. In connection with the 2005 restructuring, all activities related to the TheraP trial have been discontinued, and activities related to the TheraSight trial have been curtailed. Looking forward, the only activity expected for these programs is the follow up of all patients previously treated in the TheraSight trial, in accordance with the FDA-approved protocol for this trial. Other R&D consists primarily of new product development activities. These activities are dependent on opportunities for product development and process improvements, as well as pursuit of other appropriate opportunities as they arise. Accordingly, R&D expenses may fluctuate significantly from period to period.

Other

Interest income was $454,000 and $869,000 for the three and six months ended July 2, 2006, compared to $339,000 and $722,000 for the comparable 2005 periods. Interest income increased in 2006 due to higher interest rates, partially offset by a decrease in invested funds. The Company’s investments consist primarily of short-term cash investments and high-credit quality corporate and municipal obligations, in accordance with the Company’s investment policies. Funds available for investment have and will continue to be utilized for the Company’s current and future expansion programs and strategic opportunities for growth and diversification. As funds continue to be used for these programs and activities, and as interest rates continue to change, management expects interest income to fluctuate accordingly.

Income tax expense for the three and six months ended July 2, 2006 was $260,000 and $270,000, respectively. This is lower than income tax expense at the statutory rates, primarily due to the utilization of net operating loss carryforwards that were not recognized in previous periods. Mainly as a result of the 2005 restructuring, the Company had operating loss carryforwards and other future deductible temporary differences that resulted in a net deferred tax asset of $6.8 million at December 31, 2005. Because of the recent history of operating losses, and the uncertainty of projecting future taxable income sufficient to recognize these deferred tax assets, a valuation allowance related to the $6.4 million net deferred tax asset exclusive of the deferred tax liability related to temporary differences in goodwill that is not amortizable for financial statement purposes, has been recorded. Approximately $350,000 of the valuation allowance was reduced in the six months ended July 2, 2006, reducing income tax expense by that amount and reflecting the utilization of a portion of the net operating loss carryforwards. While the Company was profitable in the first two quarters of 2006, management believes that the Company must first establish a track record of profitability before recognizing tax benefits associated with future taxable income. Accordingly, a valuation allowance for the full amount of the $6.4 million in net deferred tax assets at July 2, 2006 has been recorded. If the Company is successful in establishing a basis for justifying that an allowance is not necessary, and in generating future taxable income, these benefits will be recognized in future periods. The income tax benefit rate in the 2005 periods was 37% in the second quarter and 38% for the six month period.

Critical Accounting Policies

The consolidated financial statements of Theragenics Corporation are prepared in conformity with accounting principles generally accepted in the United States of America. Management is required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies, which we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:

Property, plant and equipment. Property, plant and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of such assets. The Company’s estimates can result in differences from the actual useful lives of certain assets. As of July 2, 2006, the Company owned and operated eight cyclotrons, the first of which entered service in 1998. Each of the Company’s cyclotrons is depreciated using an estimated 10-year life. Management’s estimate of the useful life of these cyclotrons is based on the Company’s experience to date with these cyclotrons. Based on experience gained relative to the operation, refurbishment, and maintenance of the cyclotrons, Management believes there is a substantive basis for the current depreciable lives of the cyclotrons.

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

Intangible assets with definite lives are being amortized, and this amortization is included in the accompanying consolidated statements of operations.

Allowance for doubtful accounts and returns. Management judgments and estimates are made and used in connection with establishing an allowance for the possibility that portions of our accounts receivable balances may become uncollectible or subject to return. Accounts receivable are reduced by this allowance. Specifically, Management analyzes accounts receivable in relation to current economic trends, changes in our customer payment history, and changes in sales returns history in establishing this allowance. The accounts receivable balance, net of the provision for trade accounts receivables allowance of $559,000, was approximately $7.4 million as of July 2, 2006.

Share-based compensation. In February 2006, the Company granted certain Performance Stock Rights to executive officers, which vest on December 31, 2008. The number of common shares issuable upon vesting of each Performance Stock Right is subject to a minimum of 31,200 shares and a maximum of 208,000 shares, and will be partly based on the Company’s revenue and earnings per share from 2006 to 2008, relative to its strategic objectives over the same period, and partly based on the subjective discretion of the Board of Directors. The grant date fair value of the Performance Stock Rights was based on the fair value of the underlying common stock and is recognized over the three year requisite service period. For the portion of the Performance Stock Rights containing performance conditions, the grant date fair value is adjusted each period for the number of shares ultimately expected to be issued. To the extent that the number of shares issuable vary significantly from period to period, the Company may record additional compensation expense or adjust previously recorded compensation expense to reflect current estimates. For the portion of the Performance Stock Rights subject to discretionary performance conditions, the grant date has not been established and accordingly, the fair value of the award is updated each period for changes in the fair value of the underlying common stock. In addition, the fair value of Performance Stock Rights subject to discretionary performance conditions is estimated assuming the maximum number of shares issuable, until such time that the actual number of shares can be determined. To the extent that the underlying fair value of the Company’s common stock varies significantly, and/or the number of shares issuable is determined, the Company may record additional compensation expense or adjust previously recognized compensation expense.

Valuation allowance for deferred tax assets. A full valuation reserve related to the $6.4 million net deferred tax asset, exclusive of the deferred tax liability related to temporary differences in goodwill that is not amortized for financial statement purposes, has been provided as of July 2, 2006. In the future, if sufficient evidence of the Company’s ability to generate adequate future taxable income becomes apparent, the valuation allowance may be required to be reduced. This would result in income tax benefits being recognized in the consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and assesses the need for the valuation allowance each reporting period.

Liquidity and Capital Resources

The Company had cash, short-term investments and marketable securities of $48.2 million at July 2, 2006, compared to $45.6 million at December 31, 2005. Marketable securities consist primarily of short-term cash investments and high-credit quality corporate and municipal obligations, in accordance with the Company’s investment policies. The aggregate increase in cash, short-term investments and marketable securities was primarily the result of cash generated from operations.

Working capital was $63.8 million at July 2, 2006, compared to $60.3 million at December 31, 2005. The Company also has a Credit Agreement with a financial institution that provides for revolving borrowings of up to $40.0 million, including a $5.0 million sub-limit for letters of credit, through a credit facility. In the second quarter of 2006, the credit agreement was extended until October 29, 2009. As of July 2, 2006, no borrowings were outstanding under the Credit Agreement and letters of credit totaling $876,000 were outstanding. The Credit Agreement is unsecured, but provides for a “springing lien” to be established on substantially all of the assets of the Company (subject to certain exceptions) in the event certain events of default occur under the Credit Agreement. The Credit Agreement, as amended, contains representations and warranties, as well as affirmative, reporting and negative covenants, customary for financings of this type. Among other things, certain provisions of the Credit Agreement limit the incurrence of additional debt and require the maintenance of certain financial ratios and tests. Subsequent to July 2, 2006, the Company borrowed $7.5 million under the Credit Agreement in connection with the acquisition of Galt Medical Corp. (see “Subsequent Event – Acquisition” above).

Cash provided by operations was $2.7 million and $758,000 during the six months ended July 2, 2006 and July 3, 2005, respectively. Cash provided by operations consists of net earnings/(loss) plus non-cash expenses such as depreciation, amortization, and stock based compensation, and changes in balance sheet items such as accounts receivable, inventories, prepaid expenses and payables. Gross inventories increased $278,000 during the first six months of 2006 as a result of increased sales volume in the surgical products segment. Prepaid expenses and other current assets increased $530,000 mainly due to taxes paid that will be applied against net operating losses already incurred and prepayments to suppliers for inventory. Trade accounts payable, accrued salaries, wages and payroll taxes, and other current liabilities decreased an aggregate of $326,000 during the first half of 2006 primarily as a result of the timing of the payments.

Capital expenditures totaled $246,000 and $177,000 during the first six months of 2006 and 2005, respectively.

Cash provided by financing activities was $44,000 and $89,000 in the first six months of 2006 and 2005, respectively, consisting of cash proceeds from the Company’s Employee Stock Purchase Plan.

Cash could be used in 2006 for increased marketing and brachytherapy  support activities, support for growth in the surgical products segment, and in the pursuit of additional diversification efforts such as the purchase of technologies, products or companies. Subsequent to July 2, 2006, the Company acquired Galt Medical Corp. (see “Subsequent Event – Acquisition” above).

The Company believes that current cash and investment balances and cash from future operations and credit facilities will be sufficient to meet its current anticipated working capital and capital expenditure requirements. In the event additional financing becomes necessary, management may choose to raise those funds through other means of financing as appropriate.

Medicare Developments

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) provided for improved reimbursement and coding policies beginning in 2004 and beyond for brachytherapy seeds/sources under Medicare’s hospital outpatient prospective payment system (“OPPS”).

The brachytherapy provisions in the MMA require Medicare to unbundle the cost of the brachytherapy seeds/sources from the costs of the brachytherapy procedure, catheters and needles under the OPPS. This means that hospital reimbursement is not limited to or dictated by the bundled reimbursement amounts assigned to the brachytherapy codes that the Centers for Medicare and Medicaid Services (“CMS”) used in 2003. In addition, the MMA requires Medicare to reimburse hospitals for each brachytherapy seed/source furnished between January 1, 2004 to December 31, 2006 based on the hospital’s costs for each patient (calculated from the hospital’s charges adjusted by the hospital’s specific cost-to-charge ratio).

There were no reimbursement changes implemented under Medicare for brachytherapy seeds/sources for 2006, although some reductions were implemented for hospital payments for outpatient procedures required to implant brachytherapy seeds.

The MMA also directed the U.S. Government Accountability Office (“GAO”) to conduct a study examining future payment policies for brachytherapy seeds. The GAO published its report on July 25, 2006. The GAO concluded that CMS could establish separate prospective payment rates effective in 2007 for palladium-103 brachytherapy seeds/sources (such as TheraSeed®) and iodine-125 seeds/sources using Medicare’s hospital outpatient data. The GAO did not recommend specific payment levels, and CMS is not required to follow any of the GAO’s recommendations.

CMS may implement changes to the reimbursement methodology for brachytherapy seeds/sources beginning January 1, 2007. In this regard, the Company anticipates that CMS may propose reimbursement rules utilizing prospective payment rates consistent with the GAO report. If CMS subsequently adopts a final rule that significantly limits reimbursement for the Company’s brachytherapy products or does not take into account ancillary products and services, it could have an adverse effect on utilization of the Company's brachytherapy products.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk exposure related to market risk sensitive financial instruments is not material. Letters of credit totaling $876,000 were outstanding under the terms of the Credit Agreement as of July 2, 2006 and, subsequent to July 2, 2006, the Company borrowed $7.5 million under its Credit Agreement in connection with the acquisition of Galt Medical Corp. (see “Subsequent Event – Acquisition” above).

Item 4.  Controls and Procedures

Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of July 2, 2006, the end of the period covered by this report.

As more fully described in Item 9A of the Company’s December 31, 2005 Annual Report on Form 10-K (the “2005 Form 10-K”), the Company acquired CP Medical Corporation (“CP Medical”) on May 6, 2005. Since the date of acquisition, we have analyzed, evaluated, and implemented changes in CP Medical’s procedures and controls to determine their effectiveness and to make them consistent with our disclosure controls and procedures. Prior to our acquisition of CP Medical, CP Medical was not required to prepare financial statements in accordance with accounting principles generally accepted in the United States of America. In addition, CP Medical was not previously required to maintain disclosure controls and procedures or maintain, document and assess internal control over financial reporting, in each case as required under the rules and regulation of the Securities and Exchange Commission.

As noted under Item 9A in Management’s Report on Internal Control over Financial Reporting in the 2005 Form 10-K, CP Medical was excluded from the scope of our assessment over the effectiveness of internal controls over financial reporting as of December 31, 2005. During the course of integrating the operations of CP Medical in 2005, material weaknesses in internal control specifically related to inventory accounting at CP Medical were identified, with respect to physical inventory quantities being accurately reflected in the automated inventory records and adequate control over movement of inventory. This was a result of ineffective information technology systems, specifically the software utilized for inventory accounting, a lack of adequately experienced accounting personnel for inventory accounting, and a lack of established and documented controls surrounding inventory activities. In late 2005 and during 2006 we have implemented corrective systems and procedures designed to remediate the material weaknesses in internal controls over inventory at CP Medical, including the following:

•	A controller possessing greater knowledge and experience was hired;

•	full physical inventory counts are performed quarterly;

•	differences in the physical counts and the computerized inventory records are identified, reconciled and differences are recorded;

•	new accounting software that is appropriate for inventory accounting has been installed and implemented;

•	inventory unit costing is reviewed for accuracy;

•	formally documented procedures for inventory movement have been developed and implemented; and

•	additional experienced accounting personnel have been hired to improve capabilities in the accounting department at CP Medical.

We have not completed testing of the controls to determine whether or not the controls are operating effectively to ensure remediation of the material weaknesses.

No changes in the Company's internal control over financial reporting were identified as having occurred during the quarter ended July 2, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except as described above.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In January 1999, the Company and certain of its officers and directors were named as defendants in certain securities actions alleging violations of the federal securities laws, including Sections 10(b), 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934, as amended. The complaint generally alleged that the defendants made certain misrepresentations and omissions in connection with the performance of the Company during the class period and sought unspecified damages. In 2004, the consolidated federal securities class action was settled for an amount within the limits of the Company’s directors and officers’ liability insurance, and the federal securities case was officially over as of November 1, 2004.

On May 14, 1999 a stockholder of the Company filed a derivative complaint in the Delaware Court of Chancery purportedly on behalf of the Company, alleging that certain directors breached their fiduciary duties by engaging in the conduct that was alleged in the consolidated federal class action complaint. During the second quarter of 2006, the plaintiff voluntarily dismissed the derivative suit with no financial settlement due.

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

Item 1A. Risk Factors

We operate in a continually changing business environment and new risk factors may emerge from time to time. We cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or to the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed in any forward looking statement. Additional risks and uncertainties not currently known to us or that we might currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

We operate multiple businesses. When we refer to “brachytherapy” or the “brachytherapy business”, we are referring to our business that produces, markets and sells TheraSeed®, our premier palladium-103 prostate cancer treatment device, I-Seed, our iodine-125 based prostate cancer treatment device, and related products and services. When we refer to “surgical products” or the “surgical products business”, we are referring to the wound closure and other surgical related products produced by CP Medical, and the guidewire and vascular access products produced at Galt Medical.

There are risks associated with our acquisitions, potential acquisitions and joint ventures.

An important element of our strategy is to seek acquisition prospects and diversification opportunities that we believe will complement or diversify our existing product offerings, augment our market coverage and customer base, enhance our technological capabilities or offer revenue and profit growth opportunities. We acquired CP Medical in May 2005 and Galt Medical in August 2006. Further transactions of this nature could result in potentially dilutive issuance of equity securities, use of cash and/or the incurring of debt and the assumption of contingent liabilities.

Acquisitions entail numerous costs, challenges and risks, including difficulties in the assimilation of acquired operations, technologies, personnel and products and the retention of existing customers and strategic partners, diversion of management’s attention from other business concerns, risks of entering markets in which we have limited or no prior experience and potential loss of key employees of acquired organizations. Other risks include the potential strain on the combined companies’ financial and managerial controls and reporting systems and procedures, greater than anticipated costs and expenses related to integration, and potential unknown liabilities associated with the acquired entities. No assurance can be given as to our ability to successfully integrate the businesses, products, technologies or personnel acquired in past acquisitions or those of other entities that may be acquired in the future or to successfully develop any products or technologies that might be contemplated by any future joint venture or similar arrangement. A failure to integrate CP Medical, Galt Medical or to integrate future potential acquisitions could result in our failure to achieve our revenue growth or other objectives associated with acquisitions, or recover costs associated with these acquisitions, which could affect our profitability or cause the market price of our common stock to fall.

We may not realize the benefits of acquisitions.

The process of integrating CP Medical and Galt Medical may be complex, time consuming and expensive and may disrupt our businesses, and could affect our financial condition, results of operations or future prospects. The Company will need to overcome significant challenges in order to realize benefits or synergies from the acquisition. These challenges include the timely, efficient and successful execution of a number of post-acquisition events, including:

•	integrating the operations and technologies of the acquired companies;
•	retaining and assimilating the key personnel of each company;
•	retaining existing customers of both companies and attracting additional customers;
•	retaining strategic partners of each company and attracting new strategic partners; and
•	creating uniform standards, controls, procedures, policies and information systems.

The execution of these post-acquisition events will involve considerable risks and may not be successful. These risks include:

•	the potential disruption of the combined companies’ ongoing businesses and distraction of management;
•	the potential strain on the combined companies’ financial and managerial controls and reporting systems and procedures; and
•	potential unknown liabilities associated with the acquisition and the combined operations.

The Company may not succeed in addressing these risks or any other problems encountered in connection with the acquisition. The inability to successfully integrate the operations, technology and personnel of the two companies acquired, or any significant delay in achieving integration, could have a material adverse effect on the Company.

The cost of the Galt acquisition could harm our financial results.

Theragenics invested approximately $31.9 million for the acquisition of Galt Medical. If the benefits of the acquisition do not exceed the associated costs, including costs related to integrating the two companies acquired and dilution to our stockholders resulting from the issuance of shares in connection with the acquisition, our financial results, including earnings per share, could be materially harmed.

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

The trading price of our Common Stock has been and may continue to be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations, new products or acquisitions by us or our competitors, developments with respect to patents or proprietary rights, general conditions in the medical device and surgical products industries, changes in earnings estimates by analysts, or other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many technology companies and which have often been unrelated to the operating performance of such companies. Average daily trading volume in our Common Stock is not significant and can cause significant price fluctuations. Specific factors applicable to us or broad market fluctuations may materially adversely affect the market price of our Common Stock. We have experienced significant fluctuations in our stock price and share trading volume in the past and may continue to do so.

We face production risks.

Theragenics’ manufacturing process in the brachytherapy business requires, among other things, the use of cyclotrons, which are used to manufacture Pd-103 for our brachytherapy seed products. Cyclotron capacity and performance directly affect the Company’s ability to support any increases in sales levels. Due to the intricate nature of cyclotrons and the Company’s exacting specifications for their performance, planned downtime for maintenance and repair is crucial and unexpected downtime may occur. Unexpected mechanical breakdowns or other production delays could materially adversely affect the Company’s production capacity and its business, financial condition and results of operations.

The Company operates eight cyclotrons. Management has no plans to purchase additional cyclotrons. Cyclotron operation constitutes only one component of our brachytherapy device manufacturing process. Manufacturing or quality control problems may arise in any of the Company’s businesses as the Company increases production or as additional manufacturing capacity is required in the future. These factors may have an adverse impact on the Company’s business, financial condition and results of operations.

Surgical product components are obtained from suppliers located locally in the United States, as well as in Latin America, Europe, and Asia. While we believe there is adequate access to alternative suppliers, any disruption in supply could have a material adverse effect on our business, financial condition and results operations.

We are subject to stringent government regulation.

The manufacture and sale of the Company’s products are subject to stringent government regulation in the United States and other countries. As of December 31, 2005, TheraSeed®, I-Seed, and certain surgical products have 510(k) clearance from the Food and Drug Administration (the “FDA”) for commercial distribution in the United States. FDA and other governmental approvals and clearances are subject to continual review, and later discovery of previously unknown problems could result in restrictions on a product’s marketing or withdrawal of the product from the market. The commercial distribution in the United States of new healthcare products developed by the Company often will be dependent on obtaining the prior approval or clearance of the FDA, which can take many years to obtain and entail significant costs. No assurances can be made that any such approvals or clearances will be obtained on a timely basis or at all. In countries in which the Company’s products are not approved, the use or sale of the Company’s brachytherapy and certain surgical products will require approvals by government agencies comparable to the FDA. The process of obtaining such approvals is lengthy, expensive and uncertain. There can be no assurance that the necessary approvals for the marketing of the Company’s products in other markets will be obtained on a timely basis or at all. The Company is also required to comply with applicable FDA regulations for Quality System Regulation (“QSR”), including extensive record keeping, reporting and periodic inspections of its manufacturing facilities. Similar requirements are imposed by governmental agencies in other countries. A new 510(k) clearance is required for any modifications in the TheraSeed®, I-Seed, or certain devices in our surgical products businesses or their labeling that could significantly affect the safety or effectiveness of the original products. Under the FDA’s regulatory scheme, the decision whether to seek 510(k) clearance for a modified device is left to the manufacturer in the first instance, and management has thus far determined that no such clearance has been required. The FDA has the right to review and revoke 510(k) clearance at any time. The FDA may determine that a pre-market approval, whereby the FDA conducts a scientific and regulatory review of a Class III scientific device for safety and effectiveness, may be required for future products or for future modifications to the TheraSeed® or I-Seed devices or certain surgical products.

The TheraSeed® and I-Seed devices and certain surgical products have also been approved for marketing throughout the member countries of the European Union by obtaining appropriate CE Marks. As a result of receiving CE Marks, the Company must also comply with the regulations of the Competent Authorities of the European Union for any such devices sold in the member nations of the European Union.

The Company’s brachytherapy manufacturing operations involve the manufacturing and possession of radioactive materials, which are subject to stringent regulation. The users of the Company’s brachytherapy seed products are required to possess licenses issued by the states in which they reside or the U.S. Nuclear Regulatory Commission (the “NRC”). User licenses are also required by some of the foreign jurisdictions in which the Company may seek to market its products. There can be no assurance that current licenses held by the Company for its manufacturing operations will remain in force or that additional licenses required for the Company’s operations will be issued. There also can be no assurance that the Company’s customers will receive or retain the radioactive materials licenses required to possess and use TheraSeed® or I-Seed or that delays in the granting of such licenses will not hinder the Company’s ability to market its products. Furthermore, regulation of the Company’s radioactive materials manufacturing processes involves the imposition of financial requirements related to public safety and decommissioning, and there are costs and regulatory uncertainties associated with the disposal of radioactive waste generated by the Company’s manufacturing operations. There can be no assurance that the imposition of such requirements and the costs and regulatory restrictions associated with disposal of waste will not, in the future, adversely affect the Company’s business, financial condition and results of operations.

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

Failure to obtain and maintain regulatory approvals, licenses and permits could significantly delay the Company’s marketing efforts. Furthermore, changes in existing regulations, or interpretations of existing regulations or the adoption of new restrictive regulations could adversely affect the Company from obtaining, or affect the timing of, future regulatory approvals. Failure to comply with applicable regulatory requirements could result in, among other things, significant fines, suspension of approvals, seizures or recalls of products, operating restrictions or criminal prosecution and materially adversely affect the Company’s business, financial condition and results of operations.

We face risk related to lack of diversification.

Prior to the acquisition of CP Medical, virtually all of the Company’s revenues were generated from the brachytherapy seed market, and the Company may continue to be substantially dependent on the brachytherapy market. As of July 31, 2006, the Company operates multiple businesses in the brachytherapy industry and surgical products industry. However, the majority of our revenues may continue to be generated from the brachytherapy seed market, and our lack of diversification should be considered a risk.

We are dependent on new technological development.

The Company competes in a market characterized by technological innovation, extensive research efforts and significant competition. New developments in technology may have a material adverse effect on the development or sale of the Company’s products and may render such products noncompetitive or obsolete. Other companies, many of which have substantially greater capital resources, marketing experience, research and development staffs and facilities than the Company, are currently engaged in the development of products and innovative methods for treating cancer, caring for wounds, and addressing other surgical procedures that are similar to, or compete with, the Company’s brachytherapy products, surgical products, and technologies. Significant developments by any of these companies or advances by medical researchers at universities, government research facilities or private research laboratories could eliminate the entire market for any or all of the Company’s products.

We face significant competition.

All of our products are subject to intense competition. Our brachytherapy seeds compete with prostate cancer treatment methods that are well established in the medical community, including radical prostatectomy. Although favorable clinical results for seeding have been released, more extensive outcome data is available for radical prostatectomy, and urologists continue to perform radical prostatectomy with considerable frequency.

Our brachytherapy business is also subject to intense competition within the brachytherapy seed market. C.R. Bard, Inc. distributes Palladium-103 (“Pd-103”) seeds manufactured by Theragenics and also manufactures and distributes its own Iodine-125 (“I-125”) seeds; Nycomed Amersham PLC, a subsidiary of General Electric (through its control of Oncura) manufactures and sells I-125 brachytherapy seeds and distribute Pd-103 seeds produced by other manufacturers; and North American Scientific, Inc. and Coloplast A/S (who recently acquired the urology business of Mentor Corporation) manufacture and sell I-125 and Pd-103 brachytherapy seeds.

Our surgical products businesses compete with other suppliers of sutures, cardiac pacing cables, brachytherapy needles, sleeves and spacers, guidewires, introducer kits and other related medical products. Many of these competitors, including Bard, Ethicon, Inc., a Johnson & Johnson company, and U.S. Surgical, a division of Tyco Healthcare Group LP, have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than Theragenics. The market for Galt’s vascular access surgical products has been characterized by a high level of standardization of product characteristics, resulting in significant price competition. Additionally, many companies located outside of the United States, in particular in Asia, produce and supply similar surgical products. These companies may have access to substantially lower costs of production. Accordingly, such competitors or future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than us. As a result, we may be at a disadvantage when competing with these larger companies. If we fail to compete effectively, our business, financial condition and results of operations may be adversely affected.

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

We depend partially on our relationships with distributors and other industry participants to market TheraSeed® and I-Seed and certain of our surgical products, and if these relationships are discontinued or if we are unable to develop new relationships, our revenues could decline.

We rely, and will continue to rely, upon collaborative relationships with agents and distributors and other industry participants to maintain market access to potential customers. Some of the entities with whom we have relationships to help market and distribute our products also produce or distribute products that directly compete with our products. In particular, C.R. Bard, one of our primary competitors in the brachytherapy seed business, is also a distributor of our TheraSeed® product. Sales to Bard represented 61% of brachytherapy product revenue in 2005. The terms of our distribution agreement with Bard provides for automatic one year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires on December 31, 2007, and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2006. We cannot assure you that this distribution agreement will be extended and if it is not, how much unit volume being sold through Bard will be able to be retained

We cannot assure you that we will be able to maintain or develop these relationships with agents and distributors and other industry participants or that these relationships will continue to be successful. If any of these relationships is terminated, not renewed or otherwise unsuccessful, or if we are unable to develop additional relationships, our product sales could decline, and our ability to grow our product lines could be adversely affected.

Doctors and hospitals may not adopt our products and technologies at levels sufficient to sustain our business or to achieve our desired growth rate.

To date, we have attained only limited penetration of the total potential market for our products. Our future growth and success depends upon creating broad awareness and acceptance of our products by doctors, hospitals and freestanding clinics, as well as patients. This will require substantial marketing and educational efforts, which will be costly and may not be successful. The target customers for our products may not adopt these technologies or may adopt them at a rate that is slower than desired. In addition, potential customers who decide to utilize any of our devices, may later choose to purchase competitors’ products. Important factors that will affect our ability to attain broad market acceptance of our products include:

•	doctor and/or patient awareness and acceptance of our products;

•	the real or perceived effectiveness and safety of our products;

•	the relationship between the cost of our products and the real or perceived medical benefits of our products;

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

The Company’s success will depend, in part, on its ability to obtain, assert and defend patent rights, protect trade secrets and operate without infringing the proprietary rights of others. The Company holds rights to issued United States and foreign patents. There can be no assurance that rights under patents held by or licensed to the Company will provide it with competitive advantages that others will not independently develop similar products or design around or infringe the patents or other proprietary rights owned by or licensed to the Company. In addition, there can be no assurance that any patent obtained or licensed by the Company will be held to be valid and enforceable if challenged by another party.

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

A substantial percentage of the patients treated for prostate cancer in the United States are covered by Medicare, and consequently, the costs for prostate cancer treatment are subject to Medicare’s prescribed rates of reimbursement. The utilization of TheraSeed®, I-Seed and many of the CP Medical products may be influenced by Medicare’s reimbursement levels, which can change periodically. Unfavorable reimbursement levels and confusion regarding potential changes in Medicare have adversely affected sales of our brachytherapy products in the past, and could do so in the future.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) provided for improved reimbursement and coding policies beginning in 2004 and beyond for brachytherapy seeds/sources under Medicare’s hospital outpatient prospective payment system (“OPPS”).

The brachytherapy provisions in the MMA require Medicare to unbundle the cost of the brachytherapy seeds/sources from the costs of the brachytherapy procedure, catheters and needles under the OPPS. This means that hospital reimbursement is not limited to or dictated by the bundled reimbursement amounts assigned to the brachytherapy codes that the Centers for Medicare and Medicaid Services (“CMS”) used in 2003. In addition, the MMA requires Medicare to reimburse hospitals for each brachytherapy seed/source furnished between January 1, 2004 to December 31, 2006 based on the hospital’s costs for each patient (calculated from the hospital’s charges adjusted by the hospital’s specific cost-to-charge ratio).

There were no reimbursement changes implemented under Medicare for brachytherapy seeds/sources for 2006, although some reductions were implemented for hospital payments for outpatient procedures required to implant brachytherapy seeds.

The MMA also directed the U.S. Government Accountability Office (“GAO”) to conduct a study examining future payment policies for brachytherapy seeds. The GAO published its report on July 25, 2006. The GAO concluded that CMS could establish separate prospective payment rates effective in 2007 for palladium-103 brachytherapy seeds/sources (such as TheraSeed®) and iodine-125 seeds/sources using Medicare’s hospital outpatient data. The GAO did not recommend specific payment levels, and CMS is not required to follow any of the GAO’s recommendations.

CMS may implement changes to the reimbursement methodology for brachytherapy seeds/sources beginning January 1, 2007. In this regard, the Company anticipates that CMS may propose reimbursement rules utilizing prospective payment rates consistent with the GAO report. If CMS subsequently adopts a final rule that significantly limits reimbursement for the Company’s brachytherapy products or does not take into account ancillary products and services, it could have an adverse effect on utilization of the Company's brachytherapy products.

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

There can be no assurance that (i) current or future limitations or requirements for reimbursement by Medicare or other third party payors for prostate cancer treatment will not materially adversely affect the market for our brachytherapy or other products, (ii) that health administration authorities outside of the United States will provide reimbursement at acceptable levels, if at all or (iii) that any such reimbursement will be continued at rates that will enable the Company to maintain prices at levels sufficient to realize an appropriate return.

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

Because both TheraSeed® and I-Seed deliver a highly concentrated and confined dose of radiation directly to the prostate, healthy surrounding tissues and organs are typically spared excessive radiation exposure. This typically results in fewer and less severe side effects and complications than may be incurred with other conventional prostate cancer therapies. It is an inherent risk of this industry that we might be sued in a situation where one of our products results in, or is alleged to result in, a personal injury. Although we believe that as of July 2, 2006 we have adequate insurance to address anticipated potential liabilities associated with product liability, any unforeseen product liability, exposure in excess of, or outside the scope of, such insurance coverage could adversely affect our operating results. Any such claim brought against us, with or without merit, could result in significant damage to our business.

The FDA’s medical device reporting regulations require us to report any incident in which our products may have caused or contributed to a death or serious injury, or in which our products malfunctioned in a way that would be likely to cause or contribute to a death or serious injury if the malfunction occurred. Any required filing could result in an investigation of our products and possibly subsequent regulatory action against us if it is found that one of our products caused the death or serious injury of a patient.

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

Although a number of the surgical products are Class II devices subject to certain special controls by the FDA, many of the products are Class I devices, meaning that the FDA considers these products to present minimal potential for harm to the user. Nonetheless, if there is an error in the design, manufacture or use of any of these products, there remains a risk of recall, rejection of our product by our customers, damage to our reputation, lost revenue, diverted development of resources and increased support costs. We may also be subject to claims for damages related to any error in such products.

As of July 2, 2006, we maintain product liability insurance, which has deductible amounts and per claim and aggregate limits. However, we cannot assure you that this insurance will continue to be available on terms acceptable to us or in sufficient amounts if at all, or that it will provide adequate coverage in the event that any product liability is actually incurred.

We may require additional capital in the future and we may be unable to obtain capital on favorable terms or at all.

Although we expect our existing capital resources and future operating cash flows to be sufficient for the foreseeable future, certain events, such as operating losses could significantly reduce our remaining cash, cash equivalents and investments in marketable securities. Furthermore, we may require additional capital for research and development, the purchase of other businesses, technologies or products. Our capital requirements will depend on numerous factors, including the time and cost involved in expanding production capacity, the cost involved in protecting our proprietary rights and the time and expense involved in completing product development programs.

We have a Credit Agreement with a financial institution which expires October 31, 2009 and provides for revolving borrowings of up to $40.0 million at any time outstanding, including a $5.0 million sub-limit for letters of credit. The Credit Agreement is subject to early termination upon the occurrence of certain events of default. In addition, the lender may decide to not extend this Credit Agreement at the expiration of the term. Finally, the Credit Agreement is unsecured and includes a springing lien on substantially all of the assets of the Company and its subsidiaries (subject to certain limited exceptions) in the event certain events of default occur under the Credit Agreement. The Credit Agreement contains representations and warranties, as well as affirmative, reporting and negative comments, customary for financings of this type. In the event the Credit Agreement terminates early or is not extended, we will not have access to future borrowings in order to fund our capital requirements unless we can find new financing. No assurances are made regarding whether such refinancing can be arranged.

If we are unable to develop new enhancements and new generations of brachytherapy products and other surgical products, we may be unable to retain our existing customers or attract new customers.

Rapid and significant technological change in products offered as well as enhancements to existing products and surgical techniques coupled with evolving industry standards and new product introductions characterize the market for our brachytherapy and surgical products. Many of our brachytherapy and surgical products are technologically innovative and require significant planning, design, development and testing. These activities require significant capital commitments and investment. If we are unable to raise needed capital on favorable terms or at all, we may be unable to maintain our competitive advantage in the marketplace.

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

The high cost of technological innovation is coupled with rapid and significant change in the regulations governing the products that compete in both the brachytherapy and innovative surgical markets, by industry standards that could change on short notice, and by the introduction of new products and technologies that could render existing products and technologies uncompetitive. We cannot be sure that we will be able to successfully develop new products or enhancements to our existing brachytherapy products and innovative surgical products. Without new product introductions, our revenues will likely suffer. Even if customers accept new or enhanced products, the costs associated with making these products available to customers, as well as our ability to obtain capital to finance such costs, could reduce or prevent us from increasing our operating margins.

Our restructuring of operations may not achieve the results we intend and may harm our business.

As a result of the restructuring, we incurred significant restructuring charges and expenses, realized significant pre-tax savings associated with the restructuring, and idled certain assets. While we are actively marketing our interests in certain of the assets idled by the restructuring, we may be unable to realize net proceeds equal to or in excess of the recorded value of such assets.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company’s annual meeting of stockholders was held on May 9, 2006.
(b)
Otis W. Brawley, M.D. was elected to the board of directors to serve for a three-year term. John V. Herndon, Peter A.A. Saunders, F.R.S.A, Orwin L. Carter, Ph.D., and M. Christine Jacobs continue to serve as directors of the Company. Patrick L. Flinn and Philip A. Incarnati continued to serve as directors after the annual meeting through their resignations on May 18, 2006 and May 19, 2006, respectively.

(c)	In connection with the election of directors at the annual meeting, Mr. Brawley received 24,331,402 votes for his election with 2,860,098 withholding authority.
(d)	The Theragenics 2006 Stock Incentive Plan was approved with 16,437,190 voting in favor, 3,269,914 voting against, 213,483 abstentions , and 7,270,913 broker non votes.
(e)
The appointment of Grant Thornton LLP was ratified as the Company’s independent registered public accounting firm for the year ending December 31, 2006 with 27,030,585 votes for ratification, 86,107 votes against ratification and 74,808 abstentions.

Item 6. Exhibits

Exhibit No.	Title

10.1
Theragenics Corporation 2006 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement for its May 9, 2006 annual meeting of stockholders filed with the Securities and Exchange Commission on March 27, 2006).

10.2
Third Amendment to Credit Agreement by and among Theragenics Corporation, CP Medical Corporation and Wachovia Bank, National Association, successor by merger to SouthTrust Bank, dated June 29, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 3, 2006).

10.3	Amendment to Employment Agreement dated August 8, 2006, between Theragenics Corporation and M. Christine Jacobs*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

* - Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT:

THERAGENICS CORPORATION

Date: August 8, 2006	By:	/s/ M. Christine Jacobs
M. Christine Jacobs
Chief Executive Officer

Date: August 8, 2006	By:	/s/ Francis J. Tarallo
Francis J. Tarallo
Chief Financial Officer