Form 10-Q
period 2006-10-01
THERAGENICS CORP
filed 2006-11-09
CIK 795551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 0-15443

THERAGENICS CORPORATION®
(Exact name of registrant as specified in its charter)

Delaware	58-1528626
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5203 Bristol Industrial Way Buford, Georgia	30518
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (770) 271-0233

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

As of October 31, 2006 the number of shares of $0.01 par value common stock outstanding was 33,080,189.

THERAGENICS CORPORATION

TABLE OF CONTENTS

		Page No.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	3

	Consolidated Balance Sheets – October 1, 2006 and December 31, 2005	3

	Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended October 1, 2006 and three and nine months ended October 2, 2005	5

	Consolidated Statements of Cash Flows for the nine months ended October 1, 2006 and October 2, 2005	6

	Consolidated Statement of Shareholders’ Equity for the nine months ended October 1, 2006	8

	Notes to Consolidated Financial Statements	9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31

ITEM 4.	CONTROLS AND PROCEDURES	32

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	33

ITEM 1A.	RISK FACTORS	33

ITEM 6.	EXHIBITS	34

SIGNATURES		35

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THERAGENICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

ASSETS
	October 1, 2006 (Unaudited)	December 31, 2005
CURRENT ASSETS
Cash and short-term investments	$14,132	$10,073
Marketable securities	14,883	35,535
Trade accounts receivable, less allowance of $595 in 2006 and $517 in 2005	8,893	7,622
Inventories	7,576	5,042
Prepaid expenses and other current assets	2,991	2,720
Assets held for sale	3,400	3,433
TOTAL CURRENT ASSETS	51,875	64,425

PROPERTY AND EQUIPMENT
Buildings and improvements	22,374	21,793
Machinery and equipment	36,603	35,271
Office furniture and equipment	924	701
	59,901	57,765
Less accumulated depreciation	(29,061)	(25,960)
	30,840	31,805
Land	822	822
Construction in progress	163	139
TOTAL PROPERTY AND EQUIPMENT	31,825	32,766

Goodwill	38,824	18,370
Other intangible assets, net	14,290	6,388
Other assets	112	115
	53,226	24,873

TOTAL ASSETS	$136,926	$122,064

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - Continued
(Amounts in thousands)

LIABILITIES & SHAREHOLDERS’ EQUITY
	October 1, 2006 (Unaudited)	December 31, 2005
CURRENT LIABILITIES
Trade accounts payable	$1,498	$1,488
Accrued salaries, wages and payroll taxes	1,495	1,659
Other current liabilities	1,489	1,025
TOTAL CURRENT LIABILITIES	4,482	4,172

LONG-TERM LIABILITIES
Deferred income taxes	873	—
Decommissioning retirement	549	672
Contract termination liability	1,522	1,537
Long-term debt	7,500	—
TOTAL LONG-TERM LIABILITIES	10,444	2,209

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Common stock, authorized 100,000 shares of $0.01 par value, issued and outstanding, 33,080 in 2006 and 32,008 in 2005	331	320
Additional paid-in capital	72,028	68,623
Retained earnings	49,789	46,924
Accumulated other comprehensive loss	(148)	(184)
TOTAL SHAREHOLDERS’ EQUITY	122,000	115,683

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$136,926	$122,064

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
REVENUE
Product sales	$13,766	$11,845	$38,446	$32,489
Licensing fees	554	157	858	424
	14,320	12,002	39,304	32,913
COST OF SALES	7,263	6,833	19,798	17,871
GROSS PROFIT	7,057	5,169	19,506	15,042
OPERATING EXPENSES
Selling, general & administrative	4,552	4,227	15,277	14,515
Amortization of purchased intangibles	471	187	846	313
Research & development	206	823	624	3,374
Restructuring expenses	—	32,915	369	32,915
Gain on sale of assets	—	—	(201)	—
	5,229	38,152	16,915	51,117
EARNINGS(LOSS) FROM OPERATIONS	1,828	(32,983)	2,591	(36,075)
OTHER INCOME/(EXPENSE)
Interest income	362	326	1,231	1,049
Interest and financing costs	(114)	(44)	(249)	(144)
Other	(39)	6	(58)	6
	209	288	924	911
Earnings (loss) before income taxes	2,037	(32,695)	3,515	(35,164)
Income tax expense (benefit)	380	(5,457)	650	(6,394)
NET EARNINGS (LOSS)	$1,657	$(27,238)	$2,865	$(28,770)

NET EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.05	$(0.85)	$0.09	$(0.93)
Diluted	$0.05	$(0.85)	$0.09	$(0.93)
WEIGHTED AVERAGE SHARES
Basic	32,752	31,915	32,293	31,024
Diluted	32,822	31,915	32,368	31,024

Comprehensive income (loss):
Net earnings (loss)	$1,657	$(27,238)	$2,865	$(28,770)
Other comprehensive income/(loss):
Reclassification adjustment for realized loss included in net earnings	39	—	39	—
Unrealized gain/(loss) on securities available for sale, net of taxes	108	(64)	(3)	(42)
Total comprehensive income (loss)	$1,804	$(27,302)	$2,901	$(28,812)

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Nine Months Ended
	October 1, 2006	October 2, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$2,865	$(28,770)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	3,995	5,487
Non-cash restructuring expenses	—	32,041
Deferred income taxes	540	(6,510)
Realized loss on sale of marketable securities	39	—
Provision for allowances	213	279
Share based compensation	302	163
Deferred rent	—	7
Decommissioning retirement liability	(123)	—
Gain on sale of equipment	(201)	—
Changes in assets and liabilities:
Accounts receivable	(432)	(465)
Inventories	(685)	(41)
Prepaid expenses and other current assets	(258)	349
Other assets	27	—
Trade accounts payable	(311)	(638)
Accrued salaries, wages and payroll taxes	(359)	514
Other current liabilities	263	(2)
Other	(16)	—
Net cash provided by operating activities	5,859	2,414

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of property and equipment	(563)	(338)
Proceeds from sale of equipment	234	—
Cash paid for acquisition, net of cash acquired	(29,656)	(20,468)
Purchases of marketable securities	(8,108)	(13,701)
Maturities of marketable securities	22,770	14,956
Proceeds from sales of marketable securities	5,961	—
Net cash used by investing activities	(9,362)	(19,551)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	7,500	—
Exercise of stock options and stock purchase plan	62	112
Net cash provided by financing activities	7,562	112

NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS	$4,059	$(17,025)
CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD	10,073	26,150
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD	$14,132	$9,125

The accompanying footnotes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)
(Amounts in thousands)

	Nine Months Ended
	October 1, 2006	October 2, 2005
Supplementary cash flow disclosure:
Interest paid	$248	$144
Taxes paid	$278	$—

Non-cash investing activities:
Common stock issued in acquisition	$3,052	$6,250

The accompanying footnotes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED OCTOBER 1, 2006
(UNAUDITED)
(Amounts in thousands)

	Common Stock
	Number of Shares	Par value $0.01	Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE, December 31, 2005	32,008	$320	$68,717	$(94)	$46,924	$(184)	$115,683
Adoption of SFAS 123R	—	—	(94)	94	—	—	—
Employee stock purchase plan	24	—	62	—	—	—	62
Issuance of shares under restricted units	40	1	(1)	—	—	—	—
Issuance of restricted shares	30	—	—	—	—	—	—
Issuance of shares for Galt acquisition	978	10	3,042	—	—	—	3,052
Stock based compensation	—	—	302	—	—	—	302
Reclassification adjustment for realized loss included in net earnings	—	—	—	—	—	39	39
Unrealized loss on securities available for sale, net of taxes	—	—	—	—	—	(3)	(3)
Net earnings for the period	—	—	—	—	2,865	—	2,865
BALANCE, October 1, 2006	33,080	$331	$72,028	$—	$49,789	$(148)	$122,000

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 1, 2006
(Unaudited)

NOTE A - BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The unaudited interim consolidated financial statements included herein reflect the consolidated operations of Theragenics Corporation and its wholly-owned subsidiaries, CP Medical Corporation and Galt Medical Corp. (the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. These statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the consolidated financial position, consolidated results of operations, consolidated cash flows and changes in shareholders’ equity for the periods presented. All such adjustments are of a normal recurring nature. Pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2005, included in the Form 10-K filed by the Company. The interim consolidated results of operations are not necessarily indicative of the results to be expected for a full year.

Theragenics Corporation is a medical device company serving the cancer treatment and surgical markets, operating in two business segments. In its brachytherapy seed business, the Company produces, markets and sells TheraSeed®, its premier palladium-103 prostate cancer treatment device, I-Seed, its iodine-125 based prostate cancer treatment device, and related products and services. The Company’s surgical products business consists of wound closure and other surgical products and supplies at CP Medical Corporation (“CP Medical”) and disposable medical devices utilized for vascular access at Galt Medical Corp (“Galt”). CP Medical produces sutures, cardiac pacing cables, brachytherapy needles and other surgical supplies. These products have applications in urology, veterinary, cardiology, orthopedics, plastic surgery, dental, and other fields. Galt’s current products include guidewires, micro-introducer kits and tear-away introducer sets and kits, and hemostasis valve introducer sets and kits. Galt primarily serves the interventional radiology and interventional cardiology markets.

NOTE B - LICENSING FEES

The Company holds a worldwide exclusive license from the University of Missouri (the “University”) for the use of technology patented by the University, used in the Company’s TheraSphere® product. The Company has granted certain of its geographical rights under the licensing agreement with the University to Nordion International, Inc. Under the Nordion agreement, the Company is entitled to licensing fees for each geographic area in which Nordion receives new drug approval. The 2006 periods include $400,000 of one-time license fee revenue resulting from Nordion’s obtaining CE marking and European registration for TheraSphere® in the third quarter of 2006. The Company is also entitled to a percentage of revenues earned by Nordion as royalties under the agreement. License fee revenue is recognized in the periods to which they relate. Continuing license fees from TheraSphere® product sales are not expected to be material in the near future.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 1, 2006
(Unaudited)

NOTE C – ACQUISITIONS

The Company accounts for acquisitions under the purchase method of accounting, in accordance Financial Accounting Standards No. 141, Business Combinations. Accordingly, the purchase price is allocated based on the fair values of the assets acquired and liabilities assumed at the date of acquisition, with the excess of the purchase price over the fair value of the net assets acquired recorded as goodwill. Results of operations of acquired companies are included subsequent to the acquisition date.

CP Medical

The Company acquired all of the outstanding common stock of CP Medical Corporation (“CP Medical”) on May 6, 2005. The total purchase price, including transaction costs, was approximately $26.7 million, including $20.6 million in cash and 1,840,458 shares of common stock valued at approximately $6.1 million. CP Medical is a manufacturer and distributor of innovative wound closure and other medical products such as sutures, cardiac pacing cables, brachytherapy needles and supplies, and other surgical products. These products have applications in urology, veterinary, cardiology, plastic surgery, dental, orthopedics, and other fields. This acquisition established a new growth platform for the Company within the field of medical devices and serves to diversify the Company’s product offerings within its brachytherapy business. Following is a summary of the fair value of the assets acquired and liabilities assumed (in thousands):

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

Galt Medical Corp.

The Company acquired all of the outstanding common stock and other equity interests of Galt Medical Corp. (“Galt”) on August 2, 2006. The total purchase price, including transaction costs, was approximately $32.7 million (net of cash acquired of approximately $2.3 million). The purchase price was paid $29.6 million in cash and the issuance of 978,065 shares of common stock valued at approximately $3.1 million. The per share value of the common stock issued was based upon the closing price of the common stock on the date of acquisition. The Company financed a portion of the purchase price with $7.5 million of borrowings under its $40.0 million credit facility. Galt develops, manufactures and markets disposable medical devices utilized for vascular access, primarily serving the interventional radiology and interventional cardiology markets. Galt’s current products include guidewires, micro-introducer kits and tear-away introducer sets and kits, and hemostasis valved introducer kits and sets. This transaction further diversifies Theragenics’ medical device and surgical businesses and leverages the Company’s existing strengths within these markets.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 1, 2006
(Unaudited)

Following is a summary of the preliminary fair value of the assets acquired and liabilities assumed (in thousands):

	Fair value	Amortization life of intangible assets
Current assets	$2,937	—
Property and equipment	1,597	—
Goodwill	20,454	Indefinite
Trade name	900	Indefinite
Customer relationships	5,100	7.5 years
Non-compete agreements	1,700	3-4 years
Developed technology	900	14 years
Backlog	170	3 mos
Current liabilities	(717)	—
Deferred income tax liability	(333)	—
Net assets acquired	$32,708

The weighted average life of intangible assets subject to amortization is 7.3 years. The intangible assets acquired, including goodwill, are not expected to be deductible for income tax purposes.

$2.9 million of deferred income tax liability arising from fair value adjustments in purchase accounting related to the acquisition of Galt were recorded as a reduction of the allowance for the Company’s net deferred tax asset and a reduction in the goodwill arising from the transaction (see Note K). The deferred income tax liability of $333,000 recorded in the purchase allocation above relates to the fair value of the trade name acquired, for which the income tax basis is zero and for which the timing of the deduction for financial reporting purposes cannot be determined.

Pro Forma Information

The following unaudited pro forma summary combines the Company’s results with those of CP Medical and Galt as if the acquisitions had occurred at the beginning of the calendar year of the period presented. This unaudited pro forma information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have reported had the acquisitions been completed as of the beginning of the calendar year presented, and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition  (in thousands, except per share data):

	Three months ended		Nine months ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Revenue	$15,058	$14,081	$45,294	$41,564
Net earnings (loss)	$1,662	$(27,038)	$3,425	$(28,817)
Earnings per share
Basic:	$0.05	$(0.82)	$0.10	$(0.88)
Diluted	$0.05	$(0.82)	$0.10	$(0.88)

Certain pro forma adjustments have been made to reflect the impact of the purchase transactions, primarily consisting of amortization of certain intangible assets, reductions in interest income as a result of cash used in the acquisition, increases in interest expense resulting from borrowings under the Company’s credit facility, elimination of share based compensation on equity awards that terminated upon a change in control of the acquired company, and increases in weighted average shares outstanding for the common shares issued in each transaction. The pro forma adjustments for the year to date periods for 2006 and 2005 also include non-recurring charges consisting of $474 and $341, respectively, for amortization of the fair market value adjustments for inventory and backlog.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 1, 2006
(Unaudited)

NOTE D - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and trade names are assigned to business segments and are not amortized. The Company performs tests for impairment of goodwill and other intangible assets that are not amortized on an annual basis, or more frequently if events or circumstances indicate it might be impaired. Such tests include comparing the fair value of the reporting unit with its carrying value, including goodwill and other intangible assets that are not amortized. Impairment assessments are performed primarily using discounted cash flow analyses and the assumptions used in these analyses are consistent with the Company’s internal planning. The Company completed its annual impairment assessments in the fourth quarter of 2005 after its annual forecasting and budgeting process, and determined that goodwill and other intangible assets were not impaired.

Changes in the carrying amount of goodwill for the nine months ended October 1, 2006 are as follows (in thousands):

	Segment
	Surgical products	Brachytherapy	Total
Balance, December 31, 2005	$15,792	$2,578	$18,370
Goodwill acquired	20,454	—	20,454
Ending balance, 10/1/06	$36,246	$2,578	$38,824

Other intangible assets include the following (in thousands):

	October 1, 2006	December 31, 2005	Amortization Life
Trade names	$2,600	$1,700	indefinite
Customer relationships	8,600	3,500	7.5 - 9 years
Non-compete agreements	2,969	1,269	1-5 years
Developed technology	1,260	360	7 - 14 years
Other	414	248	3 mos - 17 years
	15,843	7,077
Accumulated amortization	1,553	689
	$14,290	$6,388

At October 1, 2006, the weighted average life of intangible assets subject to amortization was 7.6 years.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 1, 2006
(Unaudited)

As of October 1, 2006, future approximate aggregate amortization expense for intangible assets subject to amortization is as follows (in thousands):

Twelve months ending October 1,
2007	$1,941
2008	1,876
2009	1,860
2010	1,618
2011	1,186
Beyond	3,209
$11,690

NOTE E - RESTRUCTURING

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

Restructuring activities were completed in the second quarter of 2006. $369,000 of restructuring costs was incurred in the nine months ended October 1, 2006. These costs consisted primarily of the ongoing site exit and disposal costs associated with shutting down the PSP facility.

Activity during the nine months ended October 1, 2006 related to the above-described restructuring is summarized as follows: (in thousands):

	Total amount expected to be incurred	Amount incurred in 2006	Cumulative amount incurred through October 1, 2006
Impairment of long-lived assets	$28,789	$—	$28,789
Write off of inventory and other assets	1,757	—	1,757
Contract termination costs	1,495	—	1,495
Severance costs	903	14	903
Site exit and disposal costs	712	355	712
Other	102	—	102
	$33,758	$369	$33,758

A reconciliation of liabilities attributable to the restructuring follows (in thousands):

	Accrual at December 31, 2005	Charged to expenses	Payments	Accrual at October 1, 2006
Contract termination costs	$1,560	$—	$16	$1,544
Severance	530	14	346	198
Site exit and disposal activities	—	355	355	—

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 1, 2006
(Unaudited)

Contract termination costs relate to the land lease at the Oak Ridge, Tennessee facility. This represents a liability for costs that will continue to be incurred through the remaining term of that lease agreement without economic benefit to the Company, measured at its fair value when the Company ceased using the facility in August 2005. The accrual includes $22,000 and $23,000 classified as other current liabilities in the accompanying consolidated balance sheets at October 1, 2006 and December 31, 2005, respectively, representing the current portion of the liability due.

Severance costs are vested in accordance with the terms of the severance agreements. Site exit and disposal activities related to shut down activities at the Oak Ridge facility and were expensed as incurred.

Assets held for sale of approximately $3.4 million at October 1, 2006, represents the estimated fair market value of the Oak Ridge facility to be disposed as a result of the restructuring.

NOTE F - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. Market is replacement cost or net realizable value. The Company estimates reserves for inventory obsolescence based on management’s judgment of future realization. Inventories as of October 1, 2006 and December 31, 2005 were comprised of the following (in thousands):

	October 1, 2006	December 31, 2005
Raw materials	$3,857	$2,381
Work in process	1,209	531
Finished goods	1,918	1,422
Spare parts and supplies	897	921
	7,881	5,255
Allowance for doubtful inventory	(305)	(213)
Total	$7,576	$5,042

NOTE G - ASSET RETIREMENT OBLIGATIONS

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

The following summarizes activity in the Company’s asset retirement obligation liability (in thousands):

	Nine Months Ended
	October 1, 2006	October 2, 2005
Asset retirement obligation at beginning of period	$672	$549
Accretion expense	34	15
Revision in estimated cash flows	(157)	47
Asset retirement obligation at end of period	$549	$611

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 1, 2006
(Unaudited)

NOTE H - CREDIT AGREEMENT

On June 29, 2006, the Company amended its $40 million Credit Agreement with a financial institution (The “Credit Facility”), extending the expiration date of the Credit Facility to October 31, 2009. All other terms and conditions of the Credit Agreement remained substantially unchanged.  The Credit Agreement contains representations and warranties, as well as affirmative, reporting, and negative covenants, customary for financings of this type.  Among other things, certain provisions of the Credit Agreement limit the incurrence of additional debt and require the maintenance of certain financial ratios.  The Company was in compliance with these covenants at October 1, 2005.

In August 2006, the Company borrowed $7.5 million under its Credit Facility. Interest on outstanding borrowings is payable monthly at LIBOR plus 1% (effective rate of 6.33% at October 1, 2006).

NOTE I - COMMITMENTS AND CONTINGENCIES

Lease Commitments and Obligations

The Company leases equipment and production, warehouse, office and other space under non-cancelable leases that expire at various dates through June 2013. Approximate minimum lease payments under the leases are as follows (in thousands):

Twelve months ending October 1,
2007	$533
2008	527
2009	497
2010	282
2011	184
Beyond	322
$2,345

CP Medical leases production, warehouse, and office space from an entity controlled by the former owner of CP Medical, who is currently an officer and stockholder of Theragenics. Monthly payments of approximately $13,600 are due under this lease through April 2010 and are included in the above lease commitments.

Rent expense was approximately $142,000 and $341,000 for the three and nine months ended October 1, 2006, respectively. Rent expense was approximately $125,000 and $311,000 for the three and nine months ended October 2, 2005, respectively.

Contingencies

From time to time the Company may be a party to claims that arise in the ordinary course of business, none of which, in the view of management, is expected to have a material adverse effect on the consolidated financial position or results of operations of the Company.

NOTE J - SHARE-BASED COMPENSATION

The Company provides stock-based compensation under equity incentive plans approved by stockholders, which provide for the granting of stock options, restricted stock and other equity incentives. As of October 1, 2006 there were 2,557,200 options and restricted stock rights outstanding and 1,614,814 shares of Common Stock remaining available for issuance under the Company’s equity incentive plans. The Company issues new shares from its authorized but unissued share pool.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 1, 2006
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

Compensation cost for the portion of stock options outstanding at January 1, 2006 for which the requisite service period had not been rendered is recognized based on their grant date fair value as calculated for the pro forma disclosures under SFAS 123. The performance-based and restricted stock and stock unit awards were previously recorded using fair value in a manner substantially equivalent to the accounting required under SFAS 123R. Accordingly, the adoption of SFAS 123R did not have a material effect on the Company’s results of operations, earnings per share or cash flows in the first nine months of 2006.

Stock Options

Stock options granted to date have had an exercise price at least equal to 100% of market value of the underlying common stock on the date granted. These options expire ten years from the date of grant and become exercisable over a three to five-year vesting period.

The following is a summary of activity in stock options outstanding during the nine months ended October 1, 2006 (shares in thousands):

	Shares	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate intrinsic value
Outstanding, beginning of period	2,433	$12.56	5.2	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	1	3.95	8.9	—
Outstanding, end of period	2,432	$12.56	4.8	$—
Exercisable at end of period	2,349	$12.69	4.5	$—

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 1, 2006
(Unaudited)

A summary of the status of the Company’s non-vested stock options as of October 1, 2006 and changes during the nine months ended October 1, 2006 follows (shares in thousands):

Non-vested shares	Shares	Weighted average grant date fair value
Non-vested at January 1, 2006	140	$2.03
Granted	—	—
Vested	(55)	2.30
Forfeited	(1)	1.38
Non-vested at October 1, 2006	84	$1.83

A summary of grant date fair values and intrinsic values follows (in thousands, except per share amounts):

	Nine Months Ended
	October 1, 2006	October 2, 2005
Grant date fair value of options granted	N/A	$1.38
Intrinsic value of options exercised	N/A	$60
Fair value of options vested	$114	N/A

The Company recognizes compensation expense for awards with graded vesting on a straight line basis over the requisite service period for each separately vesting portion of the award. Compensation cost related to stock options totaled $15,000 and $46,000 during the three and nine months ended October 1, 2006, respectively. As of October 1, 2006, there was approximately $30,000 of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted average period of less than 1 year.

Restricted Stock

In 2003 and 2004, the Company issued 7,000 shares of restricted stock annually to non-officer directors as a portion of director compensation, which vested one year after issuance. In 2005, the Board of Directors approved a change in director compensation effective January 1, 2005 that eliminated the granting of stock options and increased the number of restricted shares granted annually to each non-officer director to the lesser of 5,000 restricted shares or the number of shares calculated by dividing $50,000 by the closing market price of the Company’s common stock on the last business day preceding the date of the annual meeting, such shares to be granted on the date of the annual meeting. In May 2005 and May 2006, the Company issued an aggregate of 35,000 and 20,000 restricted shares, respectively, under this director compensation program. In August 2006, the Company issued 4,590 shares of restricted shares to a newly appointed director. These restricted shares vest ratably over three years. In August 2006, the Company also issued 5,000 shares of restricted stock, which vests two years after issuance, to an employee.

Compensation cost related to the restricted shares is based on the grant date fair value of the common stock granted. The weighted average per share grant date fair value of restricted shares issued was $3.24 in 2006 and $3.45 for 2005. Compensation expense is recorded over the requisite service period and totaled $18,000 and $93,000 for the three and nine months ended October 1, 2006, respectively. The Company recognized $17,000 and $37,000 of compensation expense related to these restricted shares for the three and nine months ended October 2, 2005, respectively. As of October 1, 2006, there was approximately $97,000 of unrecognized compensation cost related to the restricted shares, which is expected to be recognized through May 2009. 21,668 restricted shares vested during the nine months ended October 1, 2006. 37,922 restricted shares were unvested as of October 1, 2006.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 1, 2006
(Unaudited)

Stock Rights

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

Compensation cost related to Stock Rights issued to employees totaled $43,000 and $152,000 for the three and nine months ended October 1, 2006, respectively, and $47,000 and $126,000 for the three and nine months ended October 2, 2005, respectively. As of October 1, 2006 there was approximately $342,000 of unrecognized compensation related to Stock Rights issued to employees, which is expected to be recognized over a weighted average period of 1.8 years.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 1, 2006
(Unaudited)

A summary of Stock Rights outstanding at October 1, 2006 follows:

		Common shares issuable
Rights outstanding	Vesting date December 31,	Minimum	Maximum	Weighted average grant date fair value
53,508	2006	23,052	34,116	$3.91
43,668	2007	26,750	29,586	$3.67
104,000	2008	31,200	208,000	$3.05

Employee Stock Purchase Plan

The Theragenics Corporation Employee Stock Purchase Plan (the “ESPP”) allows eligible employees the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each quarterly offering period. Compensation cost related to the ESPP totaled $3,000 and $10,000 for the three and nine months ended October 1, 2006, respectively.

Pro Forma Results

The following represents the effect on net earnings (loss) and earnings per share if the Company had applied the fair market value recognition provisions of SFAS 123R for all periods presented (in thousands, except per share data):

	Three months ended		Nine months ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net earnings (loss), as reported	$1,657	$(27,238)	$2,865	$(28,770)
Add: Stock-based compensation as reported, net of related tax benefit		53		133
Less: Total stock based compensation expense determined under fair value method for all stock options, net of related tax benefit	—	(79)	—	(212)
Pro forma net earnings (loss)	$1,657	$(27,264)	$2,865	$(28,849)
Basic and diluted earnings (loss) per share:
As reported	$.05	$(0.85)	$0.09	$(0.93)
Pro forma	$.05	$(0.85)	$0.09	$(0.93)

The weighted average fair value of the options granted during the first quarter of 2005 was $1.38. The Company has not granted any stock options after the first quarter of 2005. The fair values were estimated using the Black-Scholes options-pricing model with the following weighted average assumptions:

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

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 1, 2006
(Unaudited)

NOTE K - INCOME TAXES

Income tax expense for 2006 periods includes deferred income taxes related to the portion of goodwill and trade names that are deductible for income tax purposes and for which the timing of the corresponding deduction for financial reporting purposes cannot be determined. The deferred tax liability of $873,000 at October 1, 2006 also relates to these items and acquired intangible assets which have no tax basis and for which the timing of the deduction for financial reporting purposes cannot be determined.

Income tax expense for all periods presented is lower than income taxes as computed at the statutory rates, primarily due to the utilization of net operating loss carryforwards that were not recognized in previous periods. Mainly as a result of the 2005 restructuring, the Company had operating loss carryforwards and other future deductible temporary differences that resulted in a net deferred tax asset of $6.8 million at December 31, 2005. Because of the recent history of operating losses, and the uncertainty of projecting future taxable income sufficient to recognize these deferred tax assets, a valuation allowance for the full amount of the net deferred tax asset was recorded. Approximately $1.5 million of the valuation allowance was reduced in the nine months ended October 1, 2006, reducing income tax expense by that amount and reflecting the utilization of a portion of the net operating loss carryforwards. In addition, $2.9 million of deferred income tax liability arising from the fair value adjustments in purchase accounting related to the acquisition of Galt were recorded as a reduction of the allowance for the net deferred tax asset and a reduction in the goodwill arising from the transaction in the third quarer of 2006.  While the Company was profitable in the first nine months of 2006, management believes that the Company must continue to establish a track record of profitability before recognizing tax benefits associated with future taxable income. Accordingly, at October 1, 2006, a valuation allowance related to $2.4 million of net deferred tax assets, exclusive of the deferred tax liability related to temporary differences in intangible assets with indeterminate lives that are not amortized for financial statement purposes, has been recorded. If the Company is successful in establishing a basis for justifying that an allowance is not necessary, these benefits will be recognized at that time.

NOTE L - DISTRIBUTION AGREEMENT AND MAJOR CUSTOMERS

Distribution Agreement

The Company sells its TheraSeed® device directly to health care providers and to third party distributors, and sells its I-Seed device directly to health care providers. One of the Company’s non-exclusive distribution agreements for the TheraSeed® device is with C. R. Bard (“Bard”) (the “Bard Agreement”). The terms of the Bard Agreement provide for automatic one year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current terms expires December 31, 2007, and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2006. The Bard Agreement gives Bard the non-exclusive right to distribute the TheraSeed® device in the U.S., Canada, and other international locations for the treatment of prostate cancer and other solid localized cancerous tumors. A distribution agreement with Medi-Physics, Inc. (formerly d/b/a Nycomed Amersham and part of Oncura) terminated on September 8, 2005.

Major Customers

Sales to Bard represented approximately 58% and 61% of total brachytherapy seed product revenue, and approximately 35% and 40% of consolidated revenue, for the three and nine months ended October 1, 2006, respectively. For the three and nine months ended October 2, 2005, sales to Bard and Oncura represented approximately 68% and 73% of total brachytherapy product revenue, respectively.

Accounts receivable from Bard represented approximately 55% of brachytherapy accounts receivable and 35% of consolidated accounts receivable at October 1, 2006. At December 31, 2005, accounts receivable from Bard represented approximately 52% of brachytherapy accounts receivable and 39% of consolidated accounts receivable.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 1, 2006
(Unaudited)

For the nine months ended October 1, 2006, two customers totaled 20% of surgical products sales with each customer equaled to 10% of surgical product sales. For the three months ended October 1, 2006, no customers exceeded 10% of surgical products sales. No customers exceeded 10% of surgical products accounts receivable at October 1, 2006, and one customer totaled 24% of surgical products accounts receivable at December 31, 2005.

NOTE M - SEGMENT REPORTING

Segment Reporting

The Company operates in two segments, the brachytherapy seed segment and the surgical products segment. The brachytherapy seed segment is comprised of the Company’s TheraSeed® and I-Seed products as well as related products and services. The surgical products segment manufactures and distributes wound closure, needles and other surgical products used in the urology, veterinary, orthopedic and other markets through CP Medical, and disposable medical devices used for vascular access through Galt. The following tables provide certain segment information for the three and nine months ended October 1, 2006 and October 2, 2005 (amounts in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Revenues
Brachytherapy seed	$9,248	$9,076	$26,866	$27,889
Surgical products	5,112	2,933	12,573	5,031
Intersegment eliminations	(40)	(7)	(135)	(7)
	$14,320	$12,002	$39,304	$32,913
Restructuring expenses
Brachytherapy seed	$—	$32,915	$369	$32,915
Surgical products	—	—	—	—
	$—	$32,915	$369	$32,915
Gain on sale of assets
Brachytherapy seed	$—	$—	$199	$—
Surgical products	—	—	2	—
	$—	$—	$201	$—
Earnings (loss) from operations
Brachytherapy seed	$1,708	$(33,585)	$1,647	$(37,182)
Surgical products	140	602	977	1,107
Intersegment eliminations	(20)	—	(33)	—
	$1,828	$(32,983)	$2,591	$(36,075)
Capital expenditures
Brachytherapy seed	$14	$114	$100	$270
Surgical products	361	47	463	68
	$375	$161	$563	$338
Depreciation and amortization
Brachytherapy seed	$1,009	$1,632	$3,013	$5,143
Surgical products	554	203	982	344
	$1,563	$1,835	$3,995	$5,487

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 1, 2006
(Unaudited)

Supplemental information related to significant assets and liabilities follows (in thousands):

	October 1, 2006	December 31, 2005
Identifiable assets
Brachytherapy seed	$137,525	$120,485
Surgical products	68,245	29,191
Intersegment eliminations	(68,844)	(27,612)
	$136,926	$122,064
Goodwill
Brachytherapy seed	$2,578	$2,578
Surgical products	36,246	15,792
	$38,824	$18,370
Other intangible assets
Brachytherapy seed	$8	$29
Surgical products	14,282	6,359
	$14,290	$6,388

Information regarding revenue by geographic regions follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
United States	$13,346	$11,462	$37,328	$32,045
Europe	435	392	1,081	651
Other foreign countries	539	148	895	217
	$14,320	$12,002	$39,304	$32,913

Foreign sales are attributed to countries based on location of the customer.   For the three and nine months ended October 1, 2006, $400,000 of revenue from other foreign countries represents one-time license fee revenue. (See Note B.) The remaining other foreign sales relate to the surgical products segment.  All of the Company’s long-lived assets are located within the United States.

NOTE N – EARNINGS PER SHARE

Basic earnings per share represents net earnings divided by the weighted average shares outstanding. Diluted earnings per share represents net earnings divided by weighted average shares outstanding adjusted for the incremental dilution of outstanding stock options and awards. A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution for the periods presented follows (in thousands, except per share data):

	Quarter ended		Nine months ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net earnings	$1,657	$(27,238)	$2,865	$(28,770)
Weighted average common shares outstanding	32,752	31,915	32,293	31,024
Incremental common shares issuable under stock options and awards	70	—	75	—
Weighted average common shares outstanding assuming dilution	32,822	31,915	32,368	31,024
Earnings per share
Basic	$0.05	$(0.85)	$0.09	$(0.93)
Diluted	$0.05	$(0.85)	$0.09	$(0.93)

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 1, 2006
(Unaudited)

For the quarter and nine months ended October 1, 2006, common stock equivalents from 2,432,733 stock options were not included in the diluted earnings per share calculation because their effect is antidilutive. For the quarter and nine months ended October 2, 2005, common stock equivalents from 2,631,569 stock options were not included in the diluted earnings per share calculation because their effect is antidilutive.

NOTE O – RECENTLY ISSUED ACCOUNTING STANDARD

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. FIN 48 is effective for the Company beginning January 1, 2007. The Company is currently evaluating FIN 48 and the potential impact on its financial statements has not been determined.

In September 2006, the FASB issue Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for the Company beginning January 1, 2008. While the Company is still evaluating the impact of this statement, it does not currently believe it will have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. While the Company is still evaluating the impact of this statement, it does not currently believe it will have a material impact on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Theragenics Corporation is a medical device company serving the cancer treatment and surgical markets, operating in two business segments. In its brachytherapy seed business, the Company produces, markets and sells TheraSeed®, its premier palladium-103 prostate cancer treatment device; I-Seed, its iodine-125 based prostate cancer treatment device; and other related products and services. Theragenics is the world’s largest producer of palladium-103, the radioactive isotope that supplies the therapeutic radiation for its TheraSeed® device. Physicians, hospitals and other healthcare providers, primarily located in the United States, utilize the TheraSeed® device. The majority of TheraSeed® sales are channeled through third-party distributors. The Company also sells its TheraSeed® and I-Seed devices directly to physicians. The Company’s surgical products business consists of wound closure and other surgical products and supplies at CP Medical Corporation (“CP Medical”) and disposable medical devices utilized for vascular access at Galt Medical Corp (“Galt”). CP Medical produces sutures, cardiac pacing cables, brachytherapy needles and other surgical supplies. These products have applications in urology, veterinary, cardiology, orthopedics, plastic surgery, dental, and other fields. Galt’s current products include guidewires, micro-introducer kits and tear-away introducer sets and kits, and hemostasis valve introducer sets and kits. Galt primarily serves the interventional radiology and interventional cardiology markets.

CP Medical was acquired on May 6, 2005, for $26.7 million, including $20.6 million in cash and the issuance of common shares valued at $6.1 million. Galt was acquired on August 2, 2006, for $32.7 million (net of $2.3 million of cash acquired), including $29.6 million in cash and the issuance of common shares valued at $3.1 million. The Company financed a portion of the Galt purchase price with $7.5 million of borrowings under its $40.0 million credit facility. The Company’s consolidated results of operations include the results of CP Medical and Galt subsequent to their respective dates of acquisition.

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

Restructuring activities were completed during the second quarter of 2006, and the Company incurred restructuring costs of $369,000 during the first half of 2006. These restructuring costs were primarily a result of the ongoing site exit and disposal costs associated with the shutting down of the Oak Ridge facility. The Company is actively marketing its interest in its Oak Ridge real estate. Assets held for sale of $3.4 million are included in the accompanying consolidated balance sheet at October 1, 2006.

The restructuring generated pre-tax operating expense savings, as compared to the Company’s run rates prior to the restructuring, of approximately $2.1 million, including cash-based savings of $1.5 million, in the third quarter of 2006 and $6.3 million, including cash-based savings of $4.3 million, for the nine month period. For the full year of 2006, the Company expects pre-tax operating expense savings to exceed its original estimate of approximately $6.5 million to $7.0 million, including pre-tax cash savings of approximately $4.0 million to $4.4 million.

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

Results of Operations

Revenue

Following is a summary of revenue by segment (in thousands):

	Quarter Ended			Nine Months Ended
	October 1, 2006	October 2, 2005	Change (%)	October 1, 2006	October 2, 2005	Change (%)
Brachytherapy
Continuing revenue	$8,848	$9,076	(2.5)%	$26,466	$27,889	(5.1)%
One-time license fees	400	—	n/a	400	—	n/a
Total Brachytherapy	9,248	9,076	1.9%	26,866	27,889	(3.7)%
Surgical products	5,072	2,926	73.3%	12,438	5,024	147.6%
Consolidated	$14,320	$12,002	19.3%	$39,304	$32,913	19.4%

Revenue in the 2006 periods includes $400,000 of one-time license fee revenue in the brachytherapy business related to the license of the Company’s TheraSphere® product. Under the terms of the license agreement, this one-time fee was due upon the licensee receiving the CE Mark and European registration for TheraSphere® in certain European countries, which was received in the third quarter. The licensing agreement provides for continuing license fees from European and U.S. product sales of TheraSphere®, though we do not expect continuing license fees to be significant in the near future.

Other increases in revenue in the 2006 periods were a result of increases in the surgical products segment. The third quarter of 2006 includes $1.7 million of revenue from Galt, which was acquired in August 2006, and an increase in revenue at CP Medical of $500,000, or 17%, over the third quarter of 2005. The year to date revenue increase in surgical products is due to the acquisition of Galt in August 2006, and the inclusion of CP Medical for the entire year in 2006.

Excluding the one-time license fee revenue, brachytherapy sales decreased 2.5% in the third quarter of 2006 and 5.1% in the first nine months, as compared to the 2005 periods. These decreases primarily reflect softness in sales to our primary distributor. Sales to this distributor decreased 6% in the third quarter and 5% in the nine month period compared to the respective 2005 periods. Decreases from the loss of another distributor in late 2005 were partially offset by increases in direct sales during the 2006 periods.  The Company maintains its own internal brachytherapy sales force that sells TheraSeed® and I-Seed directly to hospitals and physicians.  The third quarter of 2006 was the eleventh consecutive quarter of increased direct unit sales. The average selling price of the TheraSeed® device during the 2006 periods was comparable to the corresponding 2005 periods.

The Company has a non-exclusive distribution agreement in place with C. R. Bard (“Bard”) for the distribution of the TheraSeed® device, which is effective through December 31, 2007 (the “Bard Agreement”). The terms of the Bard Agreement provide for automatic one year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires on December 31, 2007, and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2006. The Company also had a non exclusive distribution agreement in place with Oncura, a company formed by a merger of the brachytherapy business of Amersham plc and Galil Medical Ltd. (the “Oncura Agreement”). In December 2004, Oncura notified the Company that it would not be renewing its distribution agreement effective December 31, 2005 and subsequently, the Oncura Agreement was terminated effective September 8, 2005. The Company’s direct sales force has aggressively marketed TheraSeed® to customers of Oncura in an effort to retain the business.

In addition to the impact of the disappointing performance by our largest distributor and the termination of the Oncura Agreement, management believes that the brachytherapy industry continues to be affected by competition from alternative therapies, changes and uncertainties regarding Medicare reimbursement, declining prices for iodine-125 and palladium-103 seeds, competitors’ selling tactics and the effects of consolidation in the industry. Additionally on November 1, 2006, the Centers for Medicare and Medicaid Services posted a final rule with payment rates for brachytherapy seeds for Medicare’s hospital  outpatient prospecrtive payment system in calendar year 2007.  See “Medicare Developments” below.  At any point in time, Theragenics and/or its non-exclusive distributors may change their respective pricing policies for the TheraSeed® or I-Seed (in the case of Theragenics) device in order to take advantage of market opportunities or respond to competitive situations. Responding to market opportunities and competitive situations could have an adverse effect on average selling prices and could have a favorable effect or prevent an unfavorable effect on market share and volumes. Conversely, the Company and its non-exclusive distributors could individually and independently decide to maintain per unit pricing under certain competitive situations that could adversely affect current or potential market share and volumes.

Operating Income and costs and expenses

Following is a summary of operating income by segment (in thousands):

	Quarter Ended			Nine Months Ended
	October 1, 2006	October 2, 2005	Change ($)	October 1, 2006	October 2, 2005	Change ($)
Brachytherapy
Operating income (loss)	$1,708	$(33,585)	$35,293	$1,647	$(37,182)	$38,829
One-time license fees	(400)	—	(400)	(400)	—	(400)
Restructuring related items	—	32,915	(32,915)	170	32,915	(32,745)
Other severance	—	—	—	—	731	(731)
Brachytherapy excluding special items	1,308	(670)	1,978	1,417	(3,536)	4,953

Surgical products	140	602	(462)	977	1,107	(130)

Intersegment eliminations	(20)	—	(20)	(33)	—	(33)

Operating income (loss)
Consolidated	$1,828	$(32,983)	$34,811	$2,591	$(36,075)	$38,666
Excluding special items	$1,428	$(68)	$1,496	$2,361	$(2,429)	$4,790

Operating income excluding special items is a non-GAAP financial measure used by management in its analysis of the Company’s operating performance. Because of the significance of the restructuring, the one-time license fee revenue, and the other severance costs, we believe presentation of financial measures excluding the impact of these items provides supplemental information that is helpful to an understanding of the operating results of the Company’s businesses and period-to-period comparisons of performance. Non-GAAP financial measures should be considered in addition to, but not as a substitute for, the Company's reported GAAP results.

Operating income excluding special items in the brachytherapy segment improved in the 2006 periods primarily due to cost savings generated from the 2005 restructuring, which significantly reduced costs of manufacturing and research and development. Gross margins on product sales in the brachytherapy business were 52.9% in the third quarter of 2006 and 52.4% for the first nine months of the year, with costs of manufacturing totaling $4.1 million and $12.3 million for the quarter and nine month period, respectively. Gross margins in the brachytherapy seed business are dependent on sales levels, due to the high fixed cost component of the business. The 2006 cost of manufacturing expenses are representative of what management expects going forward. Operating income before special items in the 2006 periods also improved from 2005 as a result of decreases in advertising and bad debt expense.

Operating income in the surgical products segment decreased by $461,000 in the third quarter and $130,000 in the first nine months of the year, compared to the 2005 periods. The third quarter of 2006 includes $317,000 of amortization of purchased intangibles and inventory related to the Galt acquisition that will not recur after fourth quarter of 2006. The 2006 periods also reflect higher personnel and other costs at CP Medical to support increased capacity and anticipated future growth, and increases in professional fees resulting from Sarbanes-Oxley related compliance costs.

Research and development expenses declined significantly in the brachytherapy business in 2006 due to the restructuring and the discontinuance of the clinical trials and research programs underway at the time the restructuring was implemented. Looking forward, the only activity expected for these programs is the follow up of all patients previously treated in the TheraSight trial, in accordance with the FDA-approved protocol for this trial. Research and development expenses in the surgical products business may increase significantly in future periods as investments are made in product development to address growth opportunities at CP Medical and Galt.

Other

Interest income was comparable between the 2006 and 2005 periods. Higher interest rates and yields were offset by a decrease in invested funds due to cash used for the CP Medical and Galt acquisitions. The Company’s investments consist primarily of short-term cash investments and high-credit quality corporate and municipal obligations, in accordance with the Company’s investment policies. Funds available for investment have and will continue to be utilized for the Company’s current and future expansion programs and strategic opportunities for growth and diversification. As funds continue to be used for these programs and activities, and as interest rates continue to change, management expects interest income to fluctuate accordingly.

Interest and financing costs increased from $44,000 in third quarter of 2005 to $114,000 in 2006, and from $144,000 in the first nine months of 2005 to $249,000 in 2006. The increases are a result of the $7.5 million in borrowings under the Company’s $40.0 million credit facility in August 2006. Interest on outstanding borrowings is payable at LIBOR plus 1%, which was an effective rate of 6.3% at October 1, 2006. The Company expects to maintain borrowings under its credit facility to provide flexibility for diversification. Accordingly, interest expense is expected to increase in future periods due to these outstanding borrowings, and will also be impacted by increases or decreases in the interest rate in the borrowings.

Income tax expense for all periods presented is lower than income tax expense at the statutory rates, primarily due to the utilization of net operating loss carryforwards that were not recognized in previous periods. Income tax expense for the three and nine months ended October 1, 2006 also includes deferred income taxes related to the portion of goodwill and trade names that are deductible for income tax purposes and for which the timing of the corresponding deduction for financial reporting purposes cannot be determined.

Mainly as a result of the 2005 restructuring, the Company had operating loss carryforwards and other future deductible temporary differences that resulted in a net deferred tax asset of $6.8 million at December 31, 2005. Because of the recent history of operating losses, and the uncertainty of projecting future taxable income sufficient to recognize these deferred tax assets, a valuation allowance for the full amount of the net deferred tax asset was recorded. Approximately $1.5 million of the valuation allowance was reduced in the nine months ended October 1, 2006, reducing income tax expense by that amount and reflecting the utilization of a portion of the net operating loss carryforwards. In addition, $2.9 million of deferred income tax liability arising from fair value adjustments in purchase accounting related to the acquisition of Galt were recorded as a reduction of the allowance for the net deferred tax asset and a reduction in the goodwill arising from the transaction in the third quarter of 2006. While the Company was profitable in the first three quarters of 2006, management believes that the Company must continue to establish a track record of profitability before recognizing tax benefits associated with future taxable income. Accordingly, a valuation allowance for the full amount of the $2.4 million in net deferred tax assets, exclusive of the deferred tax liabilities related to temporary differences in intangible assets with indeterminate lives that are not amortizerd for financial statement purposes, at October 1 2006 has been recorded. If the Company is successful in establishing a basis for justifying that an allowance is not necessary, then these benefits will be recognized at that time.

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

Property, plant and equipment. Property, plant and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of such assets. The Company’s estimates can result in differences from the actual useful lives of certain assets. As of October 1, 2006, the Company owned and operated eight cyclotrons, the first of which entered service in 1998. Each of the Company’s cyclotrons is depreciated using an estimated 10-year life. Management’s estimate of the useful life of these cyclotrons is based on the Company’s experience to date with these cyclotrons. Based on experience gained relative to the operation, refurbishment, and maintenance of the cyclotrons, Management believes there is a substantive basis for the current depreciable lives of the cyclotrons.

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

Goodwill. The Company has $38.8 million of goodwill associated with its acquisitions of CP Medical, Galt and its iodine-125 production line. The Company accounts for goodwill and other intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized to expense and must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that such assets might be impaired. The first step of the impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill and intangible assets with indefinite lives. If fair value exceeds book value, goodwill is considered not impaired, and the second step of the impairment test is unnecessary. If book value exceeds market value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. For this step the implied fair value of the goodwill is compared with the book value of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to that excess. Any loss recognized cannot exceed the carrying amount of goodwill. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited once the measurement of that loss is completed.

The Company performs an annual goodwill impairment assessment during the fourth quarter. Management also makes judgments about goodwill whenever events or changes in circumstances indicate that impairment in the value of goodwill recorded on our balance sheet may exist. The timing of an impairment test may result in charges to our statements of income in the current reporting period that could not have been reasonably foreseen in prior periods. In order to estimate the fair value of goodwill, Management typically makes various assumptions about the future prospects for the reporting unit that the asset relates to, considers market factors specific to that reporting unit and estimates future cash flows to be generated by that reporting unit. The most recent assessment was performed in the fourth quarter of 2005 and the Company determined that goodwill was not impaired.

Intangible assets with definite lives are being amortized, and this amortization is included in the accompanying consolidated statements of operations.

Allowance for doubtful accounts and returns. Management judgments and estimates are made and used in connection with establishing an allowance for the possibility that portions of our accounts receivable balances may become uncollectible or subject to return. Accounts receivable are reduced by this allowance. Specifically, Management analyzes accounts receivable in relation to current economic trends, changes in our customer payment history, and changes in sales returns history in establishing this allowance. The accounts receivable balance, net of the provision for trade accounts receivables allowance of $595,000, was approximately $8.9 million as of October 1, 2006.

Share-based compensation. In February 2006, the Company granted certain Performance Stock Rights to executive officers, which vest on December 31, 2008. The number of common shares issuable upon vesting of each Performance Stock Right is subject to a minimum of 31,200 shares and a maximum of 208,000 shares, and will be partly based on the Company’s revenue and earnings per share from 2006 to 2008, relative to its strategic objectives over the same period, and partly based on the subjective discretion of the Board of Directors. The grant date fair value of the Performance Stock Rights was based on the fair value of the underlying common stock and is recognized over the three-year requisite service period. For the portion of the Performance Stock Rights containing performance conditions, the grant date fair value is adjusted each period for the number of shares ultimately expected to be issued. To the extent that the number of shares issuable varies significantly from period to period, the Company may record additional compensation expense or adjust previously recorded compensation expense to reflect current estimates. For the portion of the Performance Stock Rights subject to discretionary performance conditions, the grant date has not been established and accordingly, the fair value of the award is updated each period for changes in the fair value of the underlying common stock. In addition, the fair value of Performance Stock Rights subject to discretionary performance conditions is estimated assuming the maximum number of shares issuable, until such time that the actual number of shares can be determined. To the extent that the underlying fair value of the Company’s common stock varies significantly, and/or the number of shares issuable is determined, the Company may record additional compensation expense or adjust previously recognized compensation expense.

Accounting for income taxes. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws and our interpretation of current tax laws. Management must make assumptions, judgments and estimates to determine our tax provision and our deferred income tax assets and liabilities including the valuation allowance to be recorded against a deferred tax asset. Actual operating results and the underlying amount and category of income in future years could differ materially from our current assumptions, judgments and estimates of recoverable net deferred taxes.

A full valuation reserve related to the $2.4 million net deferred tax asset, exclusive of the deferred tax liability related to temporary differences in intangible assets with indeterminate lives that are not amortized for financial statement purposes, has been provided as of October 1, 2006. In the future, if sufficient evidence of the Company’s ability to generate adequate future taxable income becomes apparent, the valuation allowance may be required to be reduced. This would result in income tax benefits being recognized in the consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and assesses the need for the valuation allowance each reporting period.

Commitments and Other Contractual Obligations

Operating Leases

The Company leases equipment and production, warehouse, office and other space under non-cancelable leases that expire at various dates through April 2010. Approximate minimum payments of these obligations are as follows:

Obligation (in thousands)	Payments due for twelve months ending October 1,
	Total	2007	2008	2009	2010	2011	Thereafter

Rental Space and equipment	$1,758	$370	$364	$334	$184	$184	$322
Production, office and warehouse space - related party (1)	587	163	163	163	98	-	-
Total operating lease obligations	$2,345	$533	$527	$497	$282	$184	$322

(1) - CP Medical leases production, warehouse and office space from an entity controlled by the former owner of CP Medical, who is currently an officer and stockholder of Theragenics. Monthly payments of approximately $13,600 are due under this lease through April 2010 and are included in the above lease commitments.

New Accounting Pronouncements

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

In September 2006, the FASB issue Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for the Company beginning January 1, 2008. While the Company is still evaluating the impact of this statement, it does not currently believe it will have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. While the Company is still evaluating the impact of this statement, it does not currently believe it will have a material impact on its financial statements

Liquidity and Capital Resources

The Company had cash, short-term investments and marketable securities of $29.0 million at October 1, 2006, compared to $45.6 million at December 31, 2005. Marketable securities consist primarily of short-term cash investments and high-credit quality corporate and municipal obligations, in accordance with the Company’s investment policies. The decrease in cash, short-term investments and marketable securities was primarily the result of cash used in the Galt acquisition, partially offset by cash generated from operations and borrowings under the Company’s credit facility.

Working capital was $47.4 million at October 1, 2006, compared to $60.3 million at December 31, 2005. The decrease in working capital was a result of cash used for the acquisition of Galt, partially offset by cash generated from operations and increases in other current assets. The Company also has a Credit Agreement which expires in October 2009 with a financial institution that provides for revolving borrowings of up to $40.0 million, including a $5.0 million sub-limit for letters of credit, through a credit facility. As of October 1, 2006, there was $7.5 million outstanding under the Credit Agreement and letters of credit totaling $876,000 were outstanding. Interest on outstanding borrowings is payable monthly at LIBOR plus 1% (effective rate of 6.3% at October 1, 2006). The Credit Agreement is unsecured, but provides for a “springing lien” to be established on substantially all of the assets of the Company (subject to certain exceptions) in the event certain events of default occur under the Credit Agreement. The Credit Agreement, as amended, contains representations and warranties, as well as affirmative, reporting and negative covenants, customary for financings of this type. Among other things, certain provisions of the Credit Agreement limit the incurrence of additional debt and require the maintenance of certain financial ratios and tests.

Cash provided by operations was $5.9 million and $2.4 million during the nine months ended October 1, 2006 and October 2, 2005, respectively. Cash provided by operations consists of net earnings/(loss) plus non-cash expenses such as depreciation, amortization, and stock based compensation, and changes in balance sheet items such as accounts receivable, inventories, prepaid expenses and payables. Accounts receivable and inventories increased $432,000 and $685,000 respectively, during the first nine months of 2006 as a result of increased sales volume in the surgical products segment. Trade accounts payable, accrued salaries, wages and payroll taxes, and other current liabilities decreased an aggregate of $407,000 during the first nine months of 2006 primarily as a result of the timing of the payments.

Cash used by investing activities was $9.4 million and $19.6 million during the nine months ended October 1, 2006 and October 2, 2005, respectively. The Company used $29.6 million for the acquisition of Galt Medical in 2006 and $20.6 million for the acquisition of CP Medical in 2005. Cash was also used for capital expenditures, totaling $563,000 and $338,000 during the first nine months of 2006 and 2005, respectively. These uses of cash were partially offset by proceeds from the maturities and sales of marketable securities.

Cash provided by financing activities was $7.6 million and $112,000 in the first nine months of 2006 and 2005, respectively. In 2006, $7.5 million was borrowed under the Company’s $40.0 million credit facility.

Cash could be used in 2006 for increased marketing and brachytherapy support activities, support for growth in the surgical products segment, and in the pursuit of additional diversification such as the purchase of technologies, products or companies.

The Company believes that current cash and investment balances and cash from future operations and credit facilities will be sufficient to meet its current anticipated working capital and capital expenditure requirements. In the event additional financing becomes necessary, management may choose to raise those funds through other means of financing as appropriate.

Medicare Developments

On November 1, 2006, the Centers for Medicare and Medicaid Services (“CMS”) posted a final rule with payment rates for brachytherapy seeds for Medicare's hospital outpatient prospective payment system (“OPPS”) in calendar year 2007. CMS will continue to use Medicare's existing codes and continue to reimburse for brachytherapy seeds on the basis of the number, type and intensity of seeds prescribed to treat each patient.

CMS established prospective payment rates for all types of brachytherapy seeds, including separate payment rates for palladium-103 (such as TheraSeed®) and iodine-125 (such as I-Seed). CMS will not bundle reimbursement for brachytherapy seeds with reimbursement for other supplies or services associated with the brachytherapy procedure. CMS determined these rates by calculating the median cost for seeds from a subset of hospital claims submitted to Medicare for reimbursement. In determining these rates, CMS did not distinguish between the various configurations of seeds (for example, loose seeds versus stranded seeds) prescribed for each patient. These rates are the per seed rates at which hospitals would be reimbursed, regardless of whether a hospital's actual purchase cost is higher or lower. Additionally, the rule provides for the prospective payment rate to be updated annually. The new payment rates under Medicare’s OPPS for brachytherapy seeds in 2007 does not affect reimbursement in an Ambulatory Surgery Center (“ASC”) setting. Medicare reimbursement for brachytherapy seeds under an ASC setting will continue to be made at cost for 2007.

Since reimbursement rates for brachytherapy seeds are fixed based on isotope under the final rule, (without providing for price differentiation to reflect costs associated with different seed configurations), the implementation of prospective rates can be expected to lead to increased pricing pressure from hospitals, particularly with respect to stranded and other enhanced configurations of seeds. In addition, we believe that confusion and uncertainty among health care providers regarding prior reimbursement proposals may have affected sales of our brachytherapy products in the past, and may do so in the future.

The Company believes that CMS’ approach to determining the reimbursement rate for brachytherapy seeds is fundamentally flawed. For example, CMS did not stratify cost data on differing seed configurations, such as loose versus stranded seeds.

The Company believes that the changes planned for 2007 to the OPPS methodology for brachytherapy seeds should be delayed in order to provide adequate time for policy makers to determine the most appropriate reimbursement system for health care providers and patients. While we will continue to work with policy makers in efforts to rectify the shortcomings we believe are contained in the new CMS rule for 2007, and to identify the most appropriate reimbursement system for health care providers and patients, we cannot provide any assurance that we will be successful. We are currently assessing the final CMS rule as published and are considering both its potential short and longer term effects on the marketing, pricing and use of brachytherapy seeds in general, and TheraSeed® and I-Seed in particular. Management believes these prospective payment rates are likely to increase unit pricing pressure, which could adversely affect our brachytherapy revenue.

Forward Looking and Cautionary Statements

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding sales, marketing and distribution efforts, the Company’s direct sales organization, including, but not limited to, its growth and effectiveness, third-party reimbursement, CMS policy, sales mix, effectiveness and continuation of non-exclusive distribution agreements, pricing for the TheraSeed® and I-Seed devices, future cost of sales, R&D efforts and expenses, inventory investment, SG&A expenses, other income, potential new products and opportunities, the development of new markets and technologies, the 2005 restructuring’s expected operating expense savings and associated cash savings, contribution of Galt and CP Medical to Theragenics’ sales, net income, future growth, results in general, plans and strategies for continuing diversification, and the sufficiency of the Company’s liquidity and capital resources. From time to time, the Company may also make other forward-looking statements relating to such matters as well as statements relating to anticipated financial performance, business prospects, technological developments, other research and development activities and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with new product development cycles, effectiveness and execution of marketing and sales programs of Theragenics and its non-exclusive distributors, third-party distribution agreements, competitive conditions and selling tactics of the Company’s competitors, the impact of changes in third-party (including CMS) reimbursement, changes in product pricing by Theragenics or other brachytherapy seed producers, changes in cost of materials used in production processes (especially as related to isotope production), continued acceptance of products by the market, continued demand for palladium-103, integration of Galt and CP Medical into the Theragenics organization, capitalization on opportunities for growth within the Galt and CP Medical business plans, ability to recognize benefits from areas of shared expertise, competition within the medical device industry, development and growth of new applications within the markets for vascular access, wound closure, brachytherapy and more broadly, medical devices, competition from companies within vascular access, wound closure and medical device markets, competition from other methods of treatment, ability to execute on acquisition opportunities on favorable terms and successfully integrate any acquisitions, and other factors including the risks identified in Part II, Item 1A of this Quarterly Report on Form 10-Q. All forward looking statements and cautionary statements included in this document are made as of the date hereby based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward looking statement or cautionary statement.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk exposure related to market risk sensitive financial instruments is not material. Borrowings of $7.5 million and letters of credit totaling $876,000 are outstanding under the Company’s $40.0 million credit facility as of October 1, 2006. Interest on outstanding borrowings is payable monthly at LIBOR plus 1% (effective rate of 6.3% at October 1, 2006).

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 1, 2006, the end of the period covered by this report.

The Company acquired Galt Medical Corp. (“Galt”) on August 2, 2006. Since the date of acquisition, the Company has been focusing on analyzing, evaluating, and implementing changes in Galt’s procedures and controls to determine their effectiveness and to make them consistent with our disclosure controls and procedures. Prior to our acquisition of Galt, they were not required to prepare interim financial statements in accordance with generally accepted accounting principles. In addition, Galt was not previously required to maintain disclosure controls and procedures or maintain, document and assess internal control over financial reporting, in each case as required under the rules and regulation of the Securities and Exchange Commission. Accordingly, we expect that it will take several months to continue to analyze Galt’s procedures and controls and expect to make additional changes in those controls in the future. We have performed additional procedures to review accounting records and substantiate the financial information of Galt included in this report. Galt’s total revenues following the acquisition accounted for 4.3% of the Company’s consolidated revenues for the nine months ended October 1, 2006.

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

No changes in the Company’s internal control over financial reporting were identified as having occurred during the quarter ended October 1, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as described above with respect to CP Medical and Galt. Changes to processes, information technology systems, and other components of internal control over financial reporting resulting from the acquisition of Galt are expected as the integration proceeds.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the second quarter of 2006, a derivative suit was voluntarily dismissed with no financial settlement due as discussed in Part II, Item 1, “Legal Proceedings” in our Quarterly Report on Form 10-Q for the period ended July 2, 2006.

Item 1A. Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the period ended July 2, 2006 and in Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results, should be carefully considered. In addition to the items discussed in the aforementioned Forms 10-Q and 10-K, the item discussed in this report under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading of “Medicare Developments”, should also be carefully considered.

The risks described in our Quarterly Report on Form 10-Q for the period ended July 2, 2006, in our Annual Report on Form 10-K for the year ended December 31, 2005, and in this report as noted in the previous paragraph, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits

Exhibit No.	Title

2.1	Stock Purchase Agreement by and among Theragenics Corporation, James R. Eddings, as Sellers’ Representative, those shareholders and holders of Company Stock Derivatives of Galt Medical Corp, listed on Schedule 1 thereto, dated August 2, 2006, (incorporated by reference to Exhibit 2.1 of Form 8-K filed on August 8, 2006).

10.1	Employment Agreement between Galt Medical Corp. and James R. Eddings, dated as of August 2, 2006, (incorporated by reference to Exhibit 10.1 of Form 8-K on August 8, 2006).

10.2	Registration Rights Agreement between Theragenics Corporation and James R. Eddings, as Sellers’ Representative, dated as of August 2, 2006, (incorporated by reference to Exhibit 10.2 of Form 8-K filed on August 8, 2006).

10.3	Amendment to Employment Agreement dated August 8, 2006 between Theragenic's Corporation and M. Christine Jacobs, (incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended July 2, 3006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT:
THERAGENICS CORPORATION
Date: November 9, 2006	By:	/s/ M. Christine Jacobs
M. Christine Jacobs Chief Executive Officer

Date: November 9, 2006	By:	/s/ Francis J. Tarallo
Francis J. Tarallo Chief Financial Officer