Form 10-K
period 2006-12-31
THERAGENICS CORP
filed 2007-03-08
CIK 795551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, as determined by reference to the closing price of the Common Stock as reported on the New York Stock Exchange on July 2, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was $101,049,761.

As of March 6, 2007 the number of shares of Common Stock, $.01 par value, outstanding was 33,241,564

Documents incorporated by reference: Proxy Statement for the registrant’s 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006, is incorporated by reference in Part III herein.

Part I

Item 1.    BUSINESS

Overview

Theragenics Corporation® (the “Company”) is a medical device company serving the cancer treatment and surgical markets, operating in two business segments.

In its brachytherapy seed business, the Company produces, markets and sells TheraSeed®, its premier palladium-103 prostate cancer treatment device; I-Seed, its iodine-125 based prostate cancer treatment device; and other related products and services. Theragenics is the world’s largest producer of palladium-103, the radioactive isotope that supplies the therapeutic radiation for its TheraSeed® device. Physicians, hospitals and other healthcare providers, primarily located in the United States, utilize the TheraSeed® device. The majority of TheraSeed® sales are channeled through one third-party distributor. The Company also sells its TheraSeed® and I-Seed devices directly to physicians.

The Company’s surgical products business consists of wound closure and vascular access products. Wound closure includes sutures, needles and other surgical products with applications in, among other areas, urology, veterinary, cardiology, orthopedics, plastic surgery and dental. Vascular access includes introducers and guidewires used in the interventional radiology, interventional cardiology and vascular surgery markets.

The Company has substantially diversified its operations and revenues in recent years. Prior to 2003, the Company’s sole product was the palladium-103 TheraSeed® prostate cancer treatment device. In 2003, the Company began to market an iodine-125 prostate cancer treatment device. In May 2005, the Company expanded into the surgical products business with the acquisition of CP Medical Corporation (“CP Medical”), followed by the acquisition of Galt Medical Corp. (“Galt”) in August 2006. CP Medical and Galt comprise the Company’s surgical products business, which accounted for 36% of consolidated revenue in 2006, and 46% of the consolidated revenue in the fourth quarter of 2006. Prior to 2005, the brachytherapy seed business constituted 100% of the Company’s revenue.

The Company acquired CP Medical on May 6, 2005, for approximately $26.7 million, including $20.6 million in cash and the issuance of 1,840,458 shares of common stock valued at approximately $6.1 million. Galt was acquired on August 2, 2006, for $32.7 million (net of $2.3 million of cash acquired), including $29.6 million in cash and the issuance of common shares valued at $3.1 million.

During the third quarter of 2005 a plan to restructure the Company was implemented. This plan was announced on August 11, 2005. See 2005 Restructuring below.

2005 Restructuring

The Company implemented a restructuring of the brachytherapy segment in August 2005 that resulted in the closure of the Plasma Separation Process (“PSP”) facility in Oak Ridge, Tennessee, ended the research and development activities related to the use of palladium-103 in the vascular, macular degeneration and breast cancer areas, and eliminated production of radiochemical products. Significant restructuring charges were recorded in 2005, and curtailing these activities allowed the Company to shrink its asset base by shutting down six cyclotrons, closing the Newton Terrace facility in Buford, Georgia, and closing the PSP facility. The objective of the restructuring was to sharpen the Company’s focus on its two main business segments, brachytherapy seeds and surgical products, as well as provide a more focused platform for continued diversification and expansion through acquisitions or other channels. Restructuring charges of approximately $33.4 million were recorded in 2005.

Restructuring activities were completed during the second quarter of 2006, and the Company incurred restructuring costs of $369,000 during the first half of 2006. These restructuring costs were primarily a result of the ongoing site exit and disposal costs associated with the shutting down of the Oak Ridge facility. The Company is actively marketing its interest in its Oak Ridge real estate.

The restructuring generated pre-tax operating expense savings in 2006, as compared to the Company’s run rates prior to the restructuring, of approximately $8.6 million, including cash-based savings of $6.0 million.

Description of the Business

Financial Information about Operating Segments and Geographic Areas

The Company operates in two segments; the brachytherapy seed segment and the surgical products segment. Information related to revenue from external customers, measure of profit and loss by segment, total assets by segment, and geographic areas, is contained in Note M to the consolidated financial statements included in Part IV of this report.

Brachytherapy Seed Business

Overview

Excluding skin cancer, prostate cancer is the most common form of cancer, and the second leading cause of cancer deaths, in men. The American Cancer Society estimates there will be 218,890 new cases of prostate cancer diagnosed and an estimated 27,050 deaths associated with the disease in the United States during 2007.

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

Management believes the TheraSeed® device offers significant advantages over other treatment options, including reduced incidence of side effects such as impotence and incontinence. Recent multi-year clinical studies indicate that seeding offers success rates for early-stage prostate cancer that are comparable to or better than alternative treatment options and is associated with reduced complication rates. In addition, brachytherapy is a one-time outpatient procedure with a typical two to three day recovery period. By comparison, other treatment modalities typically require a lengthy hospital stay and recovery period.

The TheraSeed® device is a radioactive “seed” roughly the size of a grain of rice. Each seed consists of biocompatible titanium that encapsulates the radioactive isotope palladium-103. The half-life of palladium-103, or the time required to reduce the emitted radiation to one-half of its initial level, is 17 days. The half-life characteristics result in the loss of almost all radioactivity in less than four months. The number of seeds implanted normally ranges from 50 to 150, but the number of seeds varies with the size of the prostate. The procedure is usually performed under local anesthesia in an outpatient setting. An experienced practitioner typically performs the procedure in approximately 45 minutes, with the patient often returning home the same day.

The Company also offers the I-Seed device, which is a “seed” device similar to TheraSeed®, except that it utilizes the radioactive isotope iodine-125. The half-life of iodine-125 is approximately 60 days. The half-life characteristics result in the loss of almost all radioactivity in approximately 20 months. While management believes that palladium-103 continues to have certain advantages over iodine-125, including (i) higher dose rates without the risk of side effects that may be associated with even higher dose rates; (ii) a shorter half life, which shortens the duration of some radiation induced side effects by two-thirds; and (iii) reduced radiation exposure to medical personnel in treatment follow-up, the offering of its I-Seed iodine product enables the Company to compete more effectively for those direct customers who prefer to buy both seeds from a single source.

Treatment Options - Brachytherapy Seed Business

In addition to brachytherapy, there are many treatment options for localized prostate cancer. Some therapies may be combined to address a specific cancer stage or patient need. The following is a summary of treatment options for prostate cancer other than seeding.

Radical Prostatectomy is the most common surgical procedure. Radical Prostatectomy (“RP”) involves the complete surgical removal of the prostate gland and has been used for over 30 years in treating early-stage, localized tumors. RP typically requires a three-day average hospital stay and a lengthy recovery period (generally three to five weeks). Possible side effects include impotence and incontinence. Alternative forms of radical prostatectomy include laparoscopic radical prostatectomy (“LRP”) and robotic radical prostatectomy (“RRP”). These forms of radical prostatectomy are intended to be less invasive than a traditional radical prostatectomy and are more complex to perform.

External Beam Radiation Therapy (“EBRT”) involves directing a beam of radiation at the prostate gland from outside the body to destroy tumorous tissue and has been a common technique for treating many kinds of cancer since the 1950s. Patients are usually treated five days per week in an outpatient center over a period of eight to nine weeks. Side effects include impotence, incontinence and rectal complications.

Newer forms of external beam radiation include three-dimensional conformal radiation therapy (“3DCRT”) and Intensity Modulated Radiation Therapy (“IMRT”). These treatments generally utilize x-rays, computerized mapping and other techniques in an attempt to more accurately aim the radiation at the prostate. Conformal proton radiation is another newer form of radiation therapy that uses a similar approach, but instead of using x-rays this technique focuses proton beams on the cancer.

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

In addition to the treatment options described above, other forms of treatment and prevention, including drugs and other forms of radiation, may be undergoing development and testing in clinical settings.

 Clinical Results - Brachytherapy Seed Business

Strong Efficacy Results. Clinical data indicates that seeding offers success rates for early-stage prostate cancer treatment that are comparable to or better than those of RP or EBRT.

A twelve-year study published in the Volume 4, Issue 1 (2005) edition of the Journal Brachytherapy revealed that high-risk prostate cancer patients treated with brachytherapy using palladium-103 experienced greater success than patients treated with radical prostatectomy. The study was conducted by Dr. Jerrold Sharkey of the Urology Health Center in New Port Richey, Florida, Dr. Alan Cantor, et al, and retrospectively reviewed 1,707 prostate cancer patients treated from 1992 to 2004. 80% were treated with brachytherapy and 20% were treated with surgery. High-risk patients treated with seeding showed an 88% cure rate compared to a 43% cure rate obtained from surgery at 12 years. Intermediate-risk patients reflected a success rate of 89% with seed therapy compared to a 58% success rate with surgery at 12 years, and for low-risk patients the success rate for seeding was 99% compared to a 97% success rate with surgery at 10 years.

An 8-year study by Dr. Gregory Merrick, Dr. Kent Wallner, et al, of the Schiffler Cancer Center and Wheeling Jesuit Hospital, disputes a common view that men under the age of 60 should be treated with prostatectomy. The study, published in the British Journal of Urology, 2006, showed that men aged 54 and younger have a high probability of a good 8-year BPFS (biochemical progression-free survival) when treated with permanent interstitial brachytherapy, with or without supplemental external beam radiation therapy. For the entire group, the actuarial BPFS rate was 96%. For low- (57 men), intermediate- (47 men) and high- (four) risk patients, the BPFS rates were 96%, 100%, and three of four, respectively.

Combination Treatment: Seeding treatment in combination with EBRT has also recorded impressive results in the treatment of higher risk prostate cancer patients.

A 15-year study by John E. Sylvester, M.D., Peter D. Grimm, D.O., John C. Blasko, M.D., et al, of the Seattle Prostate Institute reported excellent 15-year biochemical control in patients treated with interstitial permanent brachytherapy combined with moderate-dose EBRT. The study, published in the International Journal of Radiation Oncology Biology Physics, 2007, followed a group of 223 consecutively treated patients with clinical T1-T3 prostate cancer. 15-year BFRS (biochemical relapse-free survival) of the group, treated with either Pd-103 or I-125 brachytherapy, was 74%. Results for low-, intermediate- and high-risk patients were 88%, 80%, and 53%, respectively, using the Memorial Sloan-Kettering risk cohort analysis.

An eight-year clinical study published in the January 2005 issue of International Journal of Radiation Oncology Biology and Physics, reported biochemical progression-free survival rates of 98.2%, 98.4% and 88.2% for low-, intermediate-, and high-risk patients, respectively, who underwent brachytherapy using either palladium-103 or iodine-125 and supplemental EBRT or androgen deprivation therapy (“ADT”). The study was conducted by Dr. Gregory Merrick, et al., of the Schiffler Cancer Center and included 668 patients who underwent brachytherapy between April 1995 and January 2001 followed by EBRT and/or ADT.

Results from a 10-year study conducted by Drs. Datolli and Wallner published in the International Journal of Radiation Oncology, Biology and Physics in September 2002 and presented at the October 2002 American Society of Therapeutic Radiology and Oncology (“ASTRO”) conference, confirmed the effectiveness of treatment with the TheraSeed® device combined with EBRT in patients with aggressive cancer who previously were considered poor candidates for seeding. The 10-year study was comprised of 175 patients with Stage T2a-T3 (localized to locally advanced) prostate cancer treated from 1991 through 1995. Of these patients 79 percent remained completely free of cancer after 10 years without the use of hormonal therapy or chemotherapy.

Isotope Selection: The following publications show that isotope selection has an effect on treatment outcome.

Louis Potters, M.D., Yijan Cao, Ph.D., et al, Memorial Sloan Kettering Cancer Center, published a comprehensive review of CT-based dosimetry parameters and biochemical control in 719 consecutive patients treated with either Pd-103 or I-125 permanent prostate brachytherapy in the July, 2001 International Journal of Radiation Oncology Biology Physics. This review showed that there was no statistically significant difference in treatment outcome when the treatment dose was optimal. However, when the dose was less than optimal, patients achieved much better biochemical control and suffered fewer relapses with Pd-103 than those treated with I-125: 83.4% freedom from failure compared to 63.8%.

A study of 5,889 patients over the course of 15 years presented at the 2006 ASTRO Annual meeting found that formula and isotope make a significant difference on the future prognosis of prostate cancer patients. Presented by Dr. Louis Potters of the New York Prostate Institute, the nomogram, or predictive model, showed a more positive outcome for a patient treated with Pd-103 compared to I-125. Dr. Potters noted that “results were compelling in that it provides a platform by which the medical community can distinguish how we prescribe brachytherapy based on a patient’s underlying risk.”

Lower Treatment Cost. The total one-time cost of seeding is typically lower than the cost of RP, which usually requires a three-day average hospital stay, and EBRT, which requires a six-to-eight week course of treatment.

Production - Brachytherapy Seed Business

With the exception of rhodium-103 (“Rh-103”), all raw materials used in the production of the TheraSeed® and I-Seed devices are relatively inexpensive and readily available from third party suppliers. Rh-103 is relatively expensive but readily available on the open market. The Company’s brachytherapy seed production does not require significant amounts of Rh-103. In addition, for reasons of quality assurance, sole source availability or cost effectiveness, certain components and raw materials are available only from sole suppliers.

Palladium-103 is a radioactive isotope that can be produced by neutron bombardment of palladium-102 in a nuclear reactor, or by proton bombardment of Rh-103 in a cyclotron, or by proton bombardment of Pd-104 in a cyclotron. Following the production of palladium-103 from Rh-103 in a cyclotron, the palladium-103 is harvested from the cyclotron and moved through a number of proprietary production processes until it reaches its final seed form.

The Company has produced palladium-103 using Company-owned cyclotrons since 1993. The Company currently has eight cyclotrons in production, and has no current plans to purchase additional cyclotrons. The Company’s cyclotrons were designed, built, installed and tested by a company specializing in the construction of such equipment.

The Company began production of the I-Seed product early in 2004. The Company does not produce the iodine-125 isotope. This isotope is relatively inexpensive and is readily available from multiple suppliers.

Since 1997, the Company’s quality control system related to its medical device manufacturing has been certified as meeting all the requirements of the International Organization for Standards ( ISO) Quality System Standard, and is currently certified to ISO 13485:2003.

Marketing and Major Customers - Brachytherapy Seed Business

The Company sells its TheraSeed® device directly to health care providers and to third party distributors through non-exclusive distribution agreements, and sells its I-Seed device directly to health care providers. Currently, the Company has non-exclusive distribution agreements with two distributors for the distribution of the TheraSeed® device. The Company’s primary distribution agreement is in place with C. R. Bard (“Bard”). The terms of the distribution agreement with Bard (the “Bard Agreement”) provide for automatic one-year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires on December 31, 2008 and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2007. The Bard Agreement gives Bard the right to distribute the TheraSeed® device in the U.S., Canada, Puerto Rico and other international locations for the treatment of prostate cancer and other solid localized cancerous tumors. A distribution agreement with Oncura, now a part of GE Healthcare, terminated on September 8, 2005. A summary of sales to significant customers follows:

	Percentage of Brachytherapy Product Revenue			Percentage of Consolidated Revenue
	2006	2005	2004	2006	2005	2004
Bard	60.2%	61.0%	60.1%	38.4%	49.0%	59.6%
Oncura	0.0%	9.6%	20.8%	0.0%	7.7%	20.6%

The Company maintains an internal brachytherapy sales force that sells the TheraSeed® and I-seed devices directly to hospitals. The Company also expects to continue direct to consumer advertising and other activities in an attempt to support its brand name and increase demand for the TheraSeed® device, including direct to consumer television and print advertising, clinical studies aimed at showing the advantages of the TheraSeed® device in the treatment of prostate cancer, technical field support to TheraSeed® customers, and other customer service and patient information activities.

Patents and Licenses; Trade Secrets - Brachytherapy Seed Business

The Company holds a number of United States patents directed to radiation delivery devices for therapeutic uses, as well as certain corresponding international patents. The Company’s policy is to file patent applications in the United States and foreign countries where rights are available and when the Company believes it is commercially advantageous to do so. The Company considers the ownership of patents important, but not necessarily essential, to its brachytherapy operations. The Company also uses a strategy of confidentiality agreements and trade secret treatment to provide primary protection to a number of proprietary design modifications in the cyclotrons, as well as various production processes.

The Company also holds a worldwide exclusive license from the University of Missouri for the use of technology required for producing the TheraSphere® device. Theragenics holds the rights to all improvements developed by the University of Missouri on this technology. The Company, in turn, sublicenses exclusive worldwide rights to this technology and all improvements to Nordion International, Inc. (“Nordion”). Pursuant to its licensing agreement with the University of Missouri, the Company is obligated to pay the university the greater of a fixed annual amount or a percentage of the gross sales amount derived from sales of the TheraSphere® device.

The Company holds a patent for technology concerning methods for delivery of the TheraSphere® device in the United States and several other countries. The Company exclusively licenses this technology to Nordion.

Competition - Brachytherapy Seed Business

The Company’s brachytherapy business competes in a market characterized by technological innovation, extensive research efforts and significant competition. In general, the TheraSeed® and I-Seed devices compete with conventional methods of treating localized cancer, including, but not limited to, radical prostatectomy, which includes laparoscopic radical prostatectomy and robot-assisted radical prostatectomy, and external beam radiation therapy which includes intensity modulated radiation therapy, as well as competing permanent devices. Management believes that if general conversion from these treatment options (or other established or conventional procedures) to brachytherapy treatment does occur, such conversion will likely be the result of a combination of equivalent or better efficacy, reduced incidence of side effects and complications, lower cost, other quality of life issues and pressure by health care providers and patients.

Several companies produce and distribute palladium-103 (“Pd-103”) and iodine-125 (“I-125”) seeds, which compete directly with the TheraSeed® and I-Seed devices. Bard, Oncura (a part of GE Healthcare), North American Scientific, Inc., Coloplast A/S and others all manufacture and/or sell Pd-103 and/or I-125 brachytherapy seeds. Management believes that Theragenics has competitive advantages over these companies including, but not limited to: (i) its proprietary production processes that have been developed and patented; (ii) its 17 year history of manufacturing radioactive medical devices and its record of reliability and safety in its manufacturing operations; (iii) vertical integration of production and related services, (iv) the time and resources required for competitors’ production capabilities to ramp up to commercial production on a scale comparable to Theragenics; (v) maintenance of the Company’s cancer information center, (vi) its direct sales force, (vii) its direct to consumer advertising programs and (viii) the non-exclusive distribution agreements that the Company currently has in place.

Other isotopes are also utilized in seeding, including cesium-131 (“Cs-131”), introduced during 2005. Cs-131 has an average energy that is significantly higher that that of Pd-103 and is similar to that of I-125. Cs-131’s half-life is significantly shorter than that of I-125. The combination of Cs-131’s higher energy and shorter half-life may cause issues related to production, handling and side effects associated with its use. The Company is not aware of any long-term clinical data demonstrating the effectiveness of Cs-131 as a therapy for prostate cancer.

In February 2007, the Company reduced its transfer price to its two non-exclusive distributors by 6%, in recognition of the current competitive environment and new distributor strategies. At any point in time, management of Theragenics and/or its non-exclusive distributors may continue to change their respective pricing policies for the TheraSeed® device, and Theragenics may change its pricing policies for the I-Seed device, in order to take advantage of market opportunities or respond to competitive situations. Responding to market opportunities and competitive situations, including but not limited to competitor selling tactics, could have an adverse effect on the prices of the TheraSeed® or I-Seed device. Responding to market opportunities and competitive situations may also have a favorable effect on market share and volumes, while failure to do so could adversely affect market share and volumes although per unit pricing could possibly be maintained.

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

Surgical Products Business

Overview

The Company’s surgical products segment primarily manufactures and distributes medical devices used for wound closure and vascular access applications.

Wound closure products include sutures and other surgical products with applications in urology, veterinary, cardiology, orthopedics, plastic surgery, and other fields. The wound closure market is estimated by industry sources to be a $2.0 billion annual worldwide market, and a $1.2 billion annual market in the United States. The Company’s wound closure products are used to hold skin, internal organs, blood vessels and other tissue together, after they have been severed by injury or surgery. Wound closure products such as sutures are produced in various dimensions, configurations, and types of materials, depending on the application. The Company produces and distributes over 800 wound closure line items, including sterile and non-sterile products. Sutures represented approximately 71% of surgical products revenue in 2006. Approximately 70% of suture sales was in veterinary applications and 30% was in human applications in 2006.

Vascular access products include introducers and guidewires used in interventional radiology, interventional cardiology and vascular surgery. The interventional radiology and interventional cardiology markets are estimated by industry sources to be in excess of $6.0 billion. The market for access devices is estimated to be 5% to 10% of the total market, or $300 million to $600 million. The Company’s introducers are used to create a conduit through which a physician can insert a device, such as a catheter, into a blood vessel. Such a device is introduced into the vasculature by first using a hypodermic needle to access the vein. A guidewire is then inserted through the needle and the needle is removed. The introducer, consisting of a hollow sheath and a dilator, is then inserted over the guide wire to expand the opening. The guidewire and dilator are then removed, leaving only the hollow sheath through which the catheter or other device is inserted. Once the device is in place, the introducer sheath is removed. This is typically done by splitting the introducer in half when the “tear away” version of the product is utilized. Introducers and guidewires are produced in various dimensions, configurations and types of material, depending upon the application. The Company produces and distributes over 200 introducer line items, many of which are procedure kits that, in addition to introducers and guidewires, may include needles, scalpels and other components. These products are sold sterile directly to hospitals and distributors and on an OEM basis in sterile and bulk, non-sterile configurations.

Major product lines in the company’s surgical products business include:

Sutures:
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

Staples:
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

Strips and Tape:
Strips and tapes are made of paper, plastic or polyester fabric backed by an adhesive. Strips and tapes are easy to use and are particularly effective for small wound closure and for use in conjunction with other wound closure materials.

Glues and other surgical sealants:
Glues and sealants are easy to use and eliminate some of the difficulties associated with suture such as variances in absorption rates and tissue reaction. However they can cause inflammation and are not effective for use in areas of high tissue tension.

Needles:
Needles consist of specialty needles used in general surgery, including a line of needles and related products used in brachytherapy surgical procedures.

Guidewires:
Guidewires function as a mechanical assist for the percutaneous introduction and exchange of various types of plastic catheters or introducer systems into the vasculature. Once the catheter is in place, the guidewire is removed and serves no other function. Materials commonly used in the production of guidewires are stainless steel, Nitinol, precoated polytetrafluoroethylene (“PTFE”) stainless steel wire, and platinum alloys. Guidewires are sold OEM on a bulk, non-sterile basis as well as packaged sterile for direct hospital sales. The Company has the technological and manufacturing capability to produce diagnostic and interventional guidewires, and currently offers a sterile product line with approximately 40 line items.

Micro-Introducer Kits:
Micro-Introducers are commonly called coaxial dilators and are utilized when a small entry site (21 gauge needle) is desirable. Micro-Introducers are introduced over a guidewire. These introducers are packaged in a sterile kit that includes a Micro-Introducer set, a 21 gauge needle and a .018” diameter guidewire. The standard product offerings consist of standard and stiffen variations. Various iterations are accomplished by using three different needle types and four different mandrel type guidewires. The current sterile product line consists of approximately 50 line items.

Tearaway Introducer Sets and Kits:
This product consists of a Teflon type sheath and a High Density Polyethylene (“HDPE”) dilator set that is introduced over a guidewire. Once that introduction is made the guidewire and the dilator are removed leaving the sheath in place as a vascular access. Once the definitive device (catheter) is introduced through the sheath, the sheath is easily split and removed leaving the desired catheter in place. These products are offered sterile as an introducer sheath/dilator set or as a complete introducer kit that includes a needle and a guidewire. The sterile product line consists of approximately 130 line items. Additionally, the components are sold on a bulk, non-sterile basis to OEM customers.

Elite HV™ Introducer Kits:
This product consists of a sheath that incorporates a hemostasis valve and an HDPE dilator. It is introduced into the vasculature as a set over a guidewire. The guidewire and dilator are removed leaving a “closed” vascular access system. The present product line consists of nine line items and is sold sterile and bulk, non-sterile.

The Company’s surgical products business manufactures and distributes surgical products under the following registered trademarks:

Monoswift® polyglycolic/caprolactone suture	Visorb® polyglycolic acid (PGA) suture
Mono-Dox® polydioxanone (PDO) suture	CP Fiber® high strength polyethylene sutures
Monomid® nylon monofilament suture	Medbond® skin adhesive
Polyamid® braided nylon suture	X-act® skin staplers
Polybond® braided polyester suture	Elite HV™
Polypro® polypropylene monofilament suture

Production - Surgical Products Business

The Company designs, manufactures, assembles packages and distributes its products. Component raw materials primarily include natural and synthetic sutures, tubing, wire, plastic resins and other components, which are generally readily available from third party suppliers. Suppliers are located in the United States, as well as in Latin America, Europe, and Asia. A significant portion of the Company’s products in the surgical products segment is produced on an OEM basis as private labeled products or in a bulk, non-sterile configuration.

Marketing and Major Customers - Surgical Products Business

A network of distributors in the United States and Europe is used to market and distribute the Company’s surgical products. A small direct sales force is maintained for direct sales to healthcare providers (human use and veterinary) and group purchasing organizations, as well as to service the needs of distributors. One customer represented approximately 10% and 14% of surgical products revenue for 2006 and 2005, respectively.

Competition - Surgical Products Business

The Company’s surgical products business operates primarily in the wound closure, interventional radiology, interventional cardiology and vascular surgery markets, which are dominated by a few large suppliers that can limit the growth opportunities available to smaller participants. The primary suppliers are Ethicon, Inc., a subsidiary of Johnson and Johnson, U.S. Surgical, a subsidiary of Tyco, Angiodynamics, Boston Scientific, Cook Medical, Inc., C.R. Bard, Inc., Enpath Medical, Inc., Merit Medical and Terumo Medical. The Company’s surgical products business competes in these markets by providing custom labeled products, high quality, timely and cost effective products, and a high level of customer service in niche markets that are underserved by the larger suppliers. The Company’s surgical products business also has extensive experience and knowledge of the markets as well as many established relationships with distributors and providers.

Patents and Licenses; Trade Secrets - Surgical Products Business

The Company’s surgical products business holds several U.S. patents related to suture dispensing systems, suture and needle design, and vascular introducer system design. The Company’s policy is to file patent applications in the United States and foreign countries where rights are available and when the Company believes it is commercially advantageous to do so. The Company considers the ownership of patents important, but not necessarily essential, to its surgical products business. A strategy of confidentiality agreements and trade secret treatment is also utilized to protect non-patented proprietary information.

Seasonality

Although effects from seasonality cannot be identified in relation to a specific quarter or quarters for either business segment, management believes that holidays, major medical conventions and vacations taken by physicians, patients and patients’ families, may have a seasonal impact on sales in both the brachytherapy seed and surgical products segments.

Research and Development

Research and development (R&D) expenses were $805,000, $3.6 million, and $9.6 million in 2006, 2005 and 2004, respectively. R&D expenses in 2005 and 2004 were related primarily to the use of palladium-103 in the peripheral vascular and macular degeneration programs in the brachytherapy business. These programs were curtailed in connection with the Company’s restructuring in 2005 (see “2005 Restructuring” above). R&D expenses in the brachytherapy business are not currently expected to be significant in the future. R&D expenses in the surgical products business may increase significantly, as the Company invests in new product development in this segment. In January 2007, the Company contracted with Peter J. Fitzgerald, M.D. to serve as its Chief Medical Director. Dr. Fitzgerald will consult with the Company to identify opportunities, and advise on research and product development in the interventional cardiology, interventional radiology and wound closure markets.

Government Regulation

The Company’s present and future intended activities in the development, manufacture and sale of cancer therapy products and wound closure and vascular access products are subject to extensive laws, regulations, regulatory approvals and guidelines. Within the United States, the Company’s medical devices must comply with the U.S. Federal Food, Drug and Cosmetic Act, which are enforced by the Food and Drug Administration (FDA). The Company is also subject to regulation by other governmental agencies, including the Occupational Safety and Health Administration (OSHA), the Environmental Protection Agency (EPA), the Nuclear Regulatory Commission, and other federal and state agencies. The Company must also comply with the regulations of the Competent Authorities of the European Union for its products that have been CE Marked and are sold in the member nations of the European Union.

The Company is also required to adhere to applicable FDA regulations for Quality System Regulation (previously known as Good Manufacturing Practices), including extensive record keeping and periodic inspections of manufacturing facilities.

The Company has obtained FDA 510(k) clearances for its medical devices in the brachytherapy and surgical products businesses. New FDA clearances would be required for any modifications in such products or its labeling that could significantly affect the safety or effectiveness of the original product.

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

Employees

As of December 31, 2006, the Company and its subsidiaries had 315 full time employees. None of its employees are represented by a union or a collective bargaining agreement, and management considers employee relations to be good.

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

Item 1A. Risk Factors

We operate in continually changing business environments and new risk factors may emerge from time to time. We cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or to the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed in any forward looking statement. Additional risks and uncertainties not currently known to us or that we might currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

We operate multiple businesses. When we refer to “brachytherapy” or the “brachytherapy business”, we are referring to our business that produces, markets and sells TheraSeed®, our premier palladium-103 prostate cancer treatment device, I-Seed, our iodine-125 based prostate cancer treatment device, and related products and services. When we refer to “surgical products” or the “surgical products business”, we are referring to our business that produces markets and sells wound closure products, disposable medical devices used for vascular access and other surgical related products.

Risks Related to our Business

There are risks associated with our acquisitions, potential acquisitions and joint ventures.

An important element of our strategy is to seek acquisition prospects and diversification opportunities that we believe will complement or diversify our existing product offerings, augment our market coverage and customer base, enhance our technological capabilities or offer revenue and profit growth opportunities. We acquired CP Medical in May 2005 and Galt in August 2006. Further transactions of this nature could result in potentially dilutive issuance of equity securities, use of cash and/or the incurring of debt and the assumption of contingent liabilities.

Acquisitions entail numerous costs, challenges and risks, including difficulties in the assimilation of acquired operations, technologies, personnel and products and the retention of existing customers and strategic partners, diversion of management’s attention from other business concerns, risks of entering markets in which we have limited or no prior experience and potential loss of key employees of acquired organizations. Other risks include the potential strain on the combined companies’ financial and managerial controls and reporting systems and procedures, greater than anticipated costs and expenses related to integration, and potential unknown liabilities associated with the acquired entities. No assurance can be given as to our ability to successfully integrate the businesses, products, technologies or personnel acquired in past acquisitions or those of other entities that may be acquired in the future or to successfully develop any products or technologies that might be contemplated by any future joint venture or similar arrangement. A failure to integrate CP Medical, Galt or future potential acquisitions could result in our failure to achieve our revenue growth or other objectives associated with acquisitions, or recover costs associated with these acquisitions, which could affect our profitability or cause the market price of our common stock to fall.

We may not realize the benefits of acquisitions.

The process of integrating our acquisitions may be complex, time consuming and expensive and may disrupt our businesses, and could affect our financial condition, results of operations or future prospects. The Company will need to overcome significant challenges in order to realize benefits or synergies from the acquisitions. These challenges include the timely, efficient and successful execution of a number of post-acquisition events, including:

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

The Company may not succeed in addressing these risks or any other problems encountered in connection with the acquisitions. The inability to successfully integrate the operations, technology and personnel of the two companies acquired, or any significant delay in achieving integration, could have a material adverse effect on the Company.

The cost of acquisitions could harm our financial results.

If the benefits of acquisitions do not exceed the associated costs, including costs related to integrating the companies acquired and dilution to our stockholders resulting from the issuance of shares in connection with the acquisitions, our financial results, including earnings per share, could be materially harmed.

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

Our stock price has been and may continue to be subject to large fluctuations.

The trading price of our Common Stock has been and may continue to be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations, new products or acquisitions by us or our competitors, developments with respect to patents or proprietary rights, general conditions in the medical device and surgical products industries, or other events or factors. In addition, the stock market can experience extreme price and volume fluctuations, which can particularly affect the market prices of technology companies and which can be unrelated to the operating performance of such companies. Average daily trading volume in our Common Stock is not significant and can cause significant price fluctuations. Specific factors applicable to the Company or broad market fluctuations may materially adversely affect the market price of our Common Stock. We have experienced significant fluctuations in our stock price and share trading volume in the past and may continue to do so.

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

Surgical product components are obtained from suppliers located in the United States, as well as in Latin America, Europe, and Asia. While we believe there is adequate access to alternative suppliers, any disruption in supply could have a material adverse effect on our business, financial condition and results of operations.

The Company operates three primary production facilities, each of which manufactures unique products. If an event occurred that resulted in damage to one or more of our production facilities, we may be unable to produce the relevant products at previous levels or at all. In addition, for reasons of quality assurance, sole source availability or cost effectiveness, certain components and raw materials are available only from a sole supplier. Due to the FDA’s and other stringent regulations regarding the manufacture of our products, we may not be able to quickly establish replacement sources for certain component materials. Any interruption in manufacturing, or in the ability to obtain raw materials and component supplies, could have a material adverse effect on our business.

We are subject to stringent government regulation.

The manufacture and sale of the Company’s products are subject to stringent government regulation in the United States and other countries. As of December 31, 2006, the Company’s medical devices have 510(k) clearance from the FDA for commercial distribution in the United States. FDA and other governmental approvals and clearances are subject to continual review, and later discovery of previously unknown problems could result in restrictions on a product’s marketing or withdrawal of the product from the market. The commercial distribution in the United States of new medical devices developed by the Company often will be dependent on obtaining the prior approval or clearance of the FDA, which can take many years to obtain and entail significant costs. No assurances can be made that any such approvals or clearances will be obtained on a timely basis or at all. In countries in which the Company’s medical devices are not approved, the use or sale of such medical devices will require approvals by government agencies comparable to the FDA. The process of obtaining such approvals can be lengthy, expensive and uncertain. There can be no assurance that the necessary approvals for the marketing of the Company’s products in other markets will be obtained on a timely basis or at all. The Company is also required to comply with applicable FDA regulations for Quality System Regulation (“QSR”), including extensive record keeping, reporting and periodic inspections of its manufacturing facilities. Similar requirements are imposed by governmental agencies in other countries. A new 510(k) clearance is required for any modifications to previously approved medical devices or their labeling that could significantly affect the safety or effectiveness of the original products. Under the FDA’s regulatory scheme, the decision whether to seek 510(k) clearance for a modified device is left to the manufacturer in the first instance, and management has thus far determined that no such clearance has been required. The FDA has the right to review and revoke 510(k) clearance at any time. The FDA may determine that a pre-market approval, whereby the FDA conducts a scientific and regulatory review of a Class III scientific device for safety and effectiveness, may be required for future products or for future modifications to the Company’s existing medical devices.

Certain of the Company’s medical devices have also been approved for marketing throughout the member countries of the European Union by obtaining appropriate CE Marks. As a result of receiving CE Marks, the Company must also comply with the regulations of the Competent Authorities of the European Union for any such devices sold in the member nations of the European Union.

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

Through April 2005, virtually all of the Company’s revenues were generated from the brachytherapy seed market. The growth of our surgical products business has reduced our dependence on the brachytherapy business. However, there is no assurance that we can continue to successfully diversify our business, and a lack of diversification or over reliance on any one of our businesses can be a risk.

We are dependent on new technological development.

The Company competes in markets characterized by technological innovation, extensive research efforts and significant competition. New developments in technology may have a material adverse effect on the development or sale of the Company’s products and may render such products noncompetitive or obsolete. Other companies, many of which have substantially greater capital resources, marketing experience, research and development staffs and facilities than the Company, are currently engaged in the development of products and innovative methods for treating cancer, caring for wounds, providing vascular access, and addressing other surgical procedures that are similar to, or compete with, the Company’s brachytherapy products, surgical products, and technologies. Significant developments by any of these companies or advances by medical researchers at universities, government research facilities or private research laboratories could eliminate the entire market for any or all of the Company’s products.

We face significant competition.

Our brachytherapy business is also subject to intense competition within the brachytherapy seed market. C.R. Bard, Inc., Oncura (a part of GE Healthcare), North American Scientific, Inc., Coloplast A/S and others all manufacture and/or sell Pd-103 and/or I-125 brachytherapy seeds. Our surgical products business competes with other suppliers of wound closure and vascular access products. Many of these competitors, including Bard, Ethicon, Inc., a Johnson & Johnson company, U.S. Surgical, a division of Tyco Healthcare Group LP, Angiodynamics, Boston Scientific, Cook Medical, Inc., Enpath Medical, Inc., Merit Medical and Terumo Medical have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than Theragenics. Additionally, many companies located outside of the United States, in particular in Asia, produce and supply similar surgical products. These companies may have access to substantially lower costs of production. Accordingly, such competitors or future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than us. As a result, we may be at a disadvantage when competing with these larger companies. If we fail to compete effectively, our business, financial condition and results of operations may be adversely affected.

We are highly dependent on our marketing and advertising specialists and our direct sales organization in the brachytherapy business. Any failure to build and manage our direct sales organization could negatively affect our revenues.

Beginning in 2002, the Company engaged marketing and advertising specialists with experience in healthcare and direct-to-consumer marketing, and expects direct-to-consumer activity to continue during 2007. The Company also expects to continue other activities in an attempt to support its brand name and increase demand for the brachytherapy seed devices, including direct-to-consumer television and print advertising, clinical studies aimed at showing the advantages of the TheraSeed® and I-Seed devices in the treatment of prostate cancer, technical field support to TheraSeed® and I-Seed customers, and other customer service and patient information activities. We are highly dependent on our direct sales organization comprised of brachytherapy specialists who promote and support our brachytherapy products. There is intense competition for skilled sales and marketing employees, particularly for people who have experience in the radiation oncology market. Accordingly, we could find it difficult to hire or retain skilled individuals to sell our products. Any failure to build our direct sales force could adversely affect our growth and our ability to meet our revenue goals. There can be no assurance that our direct sales and marketing efforts will be successful. If we are not successful in our direct sales and marketing, our sales revenue and results of operations are likely to be materially adversely affected.

We depend partially on our relationships with distributors and other industry participants to market our brachytherapy and surgical products, and if these relationships are discontinued or if we are unable to develop new relationships, our revenues could decline.

We rely, and will continue to rely, upon collaborative relationships with agents and distributors and other industry participants to maintain market access to potential customers. Some of the entities with which we have relationships to help market and distribute our products also produce or distribute products that directly compete with our products. In particular, C.R. Bard, one of our primary competitors, is also a distributor of our TheraSeed® product. Sales to Bard represented 60% of brachytherapy product revenue in 2006. The terms of our distribution agreement with Bard provides for automatic one-year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires on December 31, 2008, and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2007. There is no assurance that this distribution agreement will be extended and if it is not, how much unit volume being sold through Bard will be able to be retained.

A significant portion of our surgical products revenue is derived from our relationships with dealers and distributors. There is no assurance that we will be able to maintain or develop these relationships with agents and distributors and other industry participants or that these relationships will continue to be successful. If any of these relationships is terminated, not renewed or otherwise unsuccessful, or if we are unable to develop additional relationships, our product sales could decline, and our ability to grow our product lines could be adversely affected.

Doctors and hospitals may not adopt our products and technologies at levels sufficient to sustain our business or to achieve our desired growth rate.

To date, we have attained only limited penetration of the total potential market for our products. Our future growth and success depends upon creating broad awareness and acceptance of our products by doctors, hospitals and freestanding clinics, as well as patients. This will require substantial marketing and educational efforts, which will be costly and may not be successful. The target customers for our products may not adopt these technologies or may adopt them at a rate that is slower than desired. In addition, potential customers who decide to utilize any of our devices may later choose to purchase competitors’ products. Important factors that will affect our ability to attain broad market acceptance of our products include:

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NYSE rules are creating uncertainty for public companies, and are particularly burdensome for smaller public companies such as Theragenics. We continually evaluate and monitor developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

We are dependent on Medicare reimbursement policies and policies of other third party payors.

Medicare covers a substantial percentage of the patients treated for prostate cancer in the United States, and consequently, the costs for prostate cancer treatment are subject to Medicare’s prescribed rates of reimbursement. The utilization of TheraSeed®, I-Seed and many of the products in our surgical products business may be influenced by Medicare’s reimbursement levels, and the policies of other third party payors, which can change periodically. Unfavorable reimbursement levels and confusion regarding potential changes in Medicare have adversely affected sales of our brachytherapy products in the past, and could do so in the future.

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

The Company’s business is subject to product liability risks inherent in the testing, manufacturing and marketing of medical devices. The Company maintains umbrella liability policies with limits of $25 million per occurrence and in the aggregate. The Company’s product liability and general liability policies are provided on a claims-made basis and are subject to annual renewal. There can be no assurance that liability claims will not exceed the scope of coverage or limits of such policies or that such insurance will continue to be available on commercially reasonable terms or at all. If the Company does not or cannot maintain sufficient liability insurance, its ability to market its products may be significantly impaired. In addition, product liability claims, as well as negative publicity arising out of such claims, could have a material adverse effect on the business, financial condition and results of operations of the Company.

If we do not comply with laws and regulations relating to our use of hazardous materials, we may incur substantial liabilities.

We use hazardous materials and chemicals in our manufacturing operations. We are required to comply with increasingly rigorous laws and regulations governing environmental protection and workplace safety, including requirements governing the handling, storage and disposal of hazardous substances and the discharge of materials into the environment generally. Although, we believe that we handle, store and dispose of these materials in a manner that complies with state and federal regulations, the risk of accidental contamination or injury exists. In the event of an accident, we could be held liable for decontamination costs, other clean-up costs and related damages or liabilities. To help minimize these risks, we employ a full-time Environmental Health and Safety Officer and, when appropriate, we utilize outside professional services organizations to help us evaluate environmental regulations and monitor our compliance with such regulations. In addition, the Company procures insurance specifically designed to mitigate environmental liability exposures.

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

TheraSeed® and I-Seed deliver a highly concentrated and confined dose of radiation directly to the prostate from within the patient’s body. Surrounding tissues and organs are typically spared excessive radiation exposure. Our wound closure and vascular access products are also utilized directly on patients. It is an inherent risk of the industries in which we operate that we might be sued in a situation where one of our products results in, or is alleged to result in, a personal injury to a patient, health care provider, or other user. Although we believe that as of the current date we have adequate insurance to address anticipated potential liabilities associated with product liability, any unforeseen product liability, exposure in excess of, or outside the scope of, such insurance coverage could adversely affect our operating results. Any such claim brought against us, with or without merit, could result in significant damage to our business.

The FDA’s medical device reporting regulations require us to report any incident in which our products may have caused or contributed to a death or serious injury, or in which our products malfunctioned in a way that would be likely to cause or contribute to a death or serious injury if the malfunction reoccurred. Any required filing could result in an investigation of our products and possibly subsequent regulatory action against us if it is found that one of our products caused the death or serious injury of a patient.

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

We have a Credit Agreement with a financial institution that expires October 31, 2009 and provides for revolving borrowings of up to $40.0 million at any time outstanding, including a $5.0 million sub-limit for letters of credit. The Credit Agreement is subject to early termination upon the occurrence of certain events of default. In addition, the lender may decide to not extend this Credit Agreement at the expiration of the term. Finally, the Credit Agreement is unsecured and includes a springing lien on substantially all of the assets of the Company and its subsidiaries (subject to certain limited exceptions) in the event certain events of default occur under the Credit Agreement. The Credit Agreement contains representations and warranties, as well as affirmative, reporting and negative comments, customary for financings of this type. In the event the Credit Agreement terminates early or is not extended, we will not have access to future borrowings in order to fund our capital requirements unless we can find new financing. No assurances are made regarding whether such refinancing can be arranged.

If we are unable to develop new enhancements and new generations, we may be unable to retain our existing customers or attract new customers.

Rapid and significant technological change in products offered as well as enhancements to existing products and surgical techniques coupled with evolving industry standards and new product introductions characterize the market for our brachytherapy, wound closure and vascular access products. Many of our brachytherapy and surgical products are technologically innovative and require significant planning, design, development and testing. These activities require significant capital commitments and investment. If we are unable to raise needed capital on favorable terms or at all, we may be unable to maintain our competitive advantage in the marketplace.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2.    Properties

The executive offices of the Company are located in Buford, Georgia, in a facility that the Company owns. Approximately 144,000 square feet of manufacturing and development facilities in the brachytherapy seed business are also located in Buford, Georgia, and are owned by the Company. Approximately 68,000 square feet of space in leased facilities in the surgical products business are located in Portland, Oregon, and Garland, Texas.

The Company also owns approximately 32 acres in Buford, Georgia on which its executive offices and facilities for its brachytherapy seed business are located. Included in these 32 acres, land remains available for future development adjacent to its current Buford location.

The Company leases 21 acres of land in the Oak Ridge, Tennessee area, on which it constructed its Company-owned facility to house the PSP equipment. The Oak Ridge facility was shut down in connection with the Company’s restructuring in August 2005. The Company is actively marketing its interest in its Oak Ridge real estate (See “2005 Restructuring” above and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

Approximately 19,800 square feet of production, warehouse and office space located in Portland, Oregon, is leased for our surgical products business from an entity controlled by the former owner of CP Medical, who is currently an officer and stockholder of Theragenics. Monthly payments of approximately $14,000 are due under this lease through April 2010.

All of the Company’s owned and leased space is well maintained and suitable for the operations conducted in it.

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

On May 14, 1999 a stockholder of the Company filed a derivative complaint in the Delaware Court of Chancery purportedly on behalf of the Company, alleging that certain directors breached their fiduciary duties by engaging in the conduct that was alleged in the consolidated federal class action complaint. The derivative lawsuit was voluntarily dismissed in 2006 with no financial settlement due.

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

Item 4.    Submission of Matters to a Vote of Security Holders

The Company did not submit any matter to a vote of its security holders during the fourth quarter of calendar year 2006.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s Common Stock, $.01 par value, (“Common Stock”) is traded on the New York Stock Exchange (NYSE) under the symbol “TGX”. The high and low prices for the Company’s Common Stock for each quarterly period in 2006 and 2005 are as follows:

	High	Low
2006 First Quarter	$3.90	$ 3.01
Second Quarter	3.50	2.90
Third Quarter	3.62	2.83
Fourth Quarter	3.36	2.60

2005 First Quarter	$4.08	$ 3.04
Second Quarter	3.89	3.13
Third Quarter	3.58	2.78
Fourth Quarter	3.20	2.75

As of March 6, 2007, the closing price of the Company’s Common Stock was $4.46 per share. Also, as of that date, there were approximately 486 holders of record of the Company’s Common Stock. The number of record holders does not reflect the number of beneficial owners of the Company’s Common Stock for whom shares are held by depositary trust companies, brokerage firms and others.

The Company has a Stockholder Rights Plan (the “Rights Plan”), which contains provisions designed to protect the Company’s stockholders. Pursuant to the Rights Plan, each share of the Company’s Common Stock contains a share purchase right (a “Right”). The Rights expire in February 2017, and do not become exercisable unless certain events occur including the acquisition of, or commencement of a tender offer for, 20% or more of the outstanding Common Stock. In the event certain triggering events occur, including the acquisition of 20% or more of the outstanding Common Stock, each Right that is not held by the 20% or more stockholders will entitle its holder to purchase additional shares of Common Stock at a substantial discount to then current market prices. The Rights Plan and the terms of the Rights, which are set forth in a Rights Agreement between the Company and Computershare Investor Services LLC, as Rights Agent, could add substantially to the cost of acquiring the Company, and consequently could delay or prevent a change in control of the Company.

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

Item 6. Selected Financial Data

The following selected financial data are derived from the consolidated financial statements of the Company. The selected financial data set forth below should be read in conjunction with the consolidated financial statements of the Company and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Year Ended December 31,
	2006	2005	2004	2003	2002
(Amounts in thousands, except per share data) Statement of Earnings Data:
Product sales	$53,076	$43,693	$33,030	$35,393	$41,512
Licensing fees	1,020	577	308	187	352
Total revenue	54,096	44,270	33,338	35,580	41,864
Cost of sales	27,752	23,763	14,122	15,628	14,677
Gross profit	26,344	20,507	19,216	19,952	27,187
Selling, general and administrative	19,951	19,652	17,619	13,788	12,845
Amortization of purchased intangibles	1,371	500	—	—	—
Research and development	805	3,632	9,583	7,467	6,538
Restructuring expenses	369	33,390	—	—	—
(Gain) loss on sale of assets	(201)	14	15	—	—
Operating profit (loss)	4,049	(36,681)	(8,001)	(1,303)	7,804
Other income, net	1,104	1,281	1,149	894	897
Net earnings (loss) before income tax and cumulative effect of change in accounting principle	5,153	(35,400)	(6,852)	(409)	8,701
Income tax expense (benefit)	(1,712)	(6,394)	(2,542)	(319)	3,145
Earnings (loss) before cumulative effect of change in accounting principle	6,865	(29,006)	(4,310)	(90)	5,556
Cumulative effect of change in accounting principle, net of tax	—	—	—	(222)	—
Net earnings (loss)	$6,865	$(29,006)	$(4,310)	$(312)	$5,556
Earnings (loss) per common share
Basic:
Earnings (loss) before cumulative effect of change in accounting principle	$0.21	$(0.93)	$(0.14)	$(0.00)	$0.19
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.01)	—
Net earnings (loss)	$0.21	$(0.93)	$(0.14)	$(0.01)	$0.19
Diluted:
Earnings (loss) before cumulative effect of change in accounting principle	$0.21	$(0.93)	$(0.14)	$(0.00)	$0.19
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.01)	—
Net earnings (loss)	$0.21	$(0.93)	$(0.14)	$(0.01)	$0.19

Weighted average common shares
Basic	32,452	31,273	29,971	29,902	29,746
Diluted	32,540	31,273	29,971	29,902	29,994

	December 31,
	2006	2005	2004	2003	2002
(In thousands)
Balance Sheet Data:
Cash and short-term investments	$18,258	$10,073	$28,450	$45,104	$56,344
Marketable securities	14,722	35,535	33,811	21,327	11,977
Property, plant and equipment, net	30,901	32,766	70,215	73,372	74,050
Total assets	146,244	122,064	148,678	152,789	151,395
Long-term debt, including current installments	7,500	—	—	—	—
Contract termination liability, including current installments	1,537	1,560	—	—	—
Shareholders’ equity	$126,141	$115,683	$138,060	$142,326	$142,090

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

The Company’s surgical products business consists of wound closure and vascular access products. Wound closure includes sutures, needles and other surgical products with applications in, among other areas, urology, veterinary, cardiology, orthopedics, plastic surgery and dental. Vascular access includes introducers and guidewires used in the interventional radiology, interventional cardiology and vascular surgery markets.

The Company has substantially diversified its operations and revenues in recent years. Prior to 2003, the Company’s sole product was the palladium-103 TheraSeed® prostate cancer treatment device. In 2003, the Company began to market an iodine-125 based I-Seed prostate cancer treatment product. In May 2005, the Company expanded into the surgical products business with the acquisition of CP Medical Corporation (“CP Medical”), followed by the acquisition of Galt Medical Corp. (“Galt”) in August 2006. CP Medical and Galt comprise the Company’s surgical products business, which accounted for 36% of consolidated revenue in 2006, and 46% of consolidated revenue in the fourth quarter of 2006. Prior to May 2005, the brachytherapy seed business constituted 100% of the Company’s revenue.

CP Medical was acquired on May 6, 2005, for $26.7 million, including $20.6 million in cash and the issuance of common shares valued at $6.1 million. Galt was acquired on August 2, 2006, for $32.7 million (net of $2.3 million of cash acquired), including $29.6 million in cash and the issuance of common shares valued at $3.1 million. The Company borrowed $7.5 million under its $40.0 million credit facility in connection with the Galt acquisition. The Company’s consolidated results of operations include the results of CP Medical and Galt subsequent to their respective dates of acquisition.

During the third quarter of 2005 a plan to restructure the Company was implemented. This plan was announced on August 11, 2005. See “Restructuring” below.

Restructuring

The Company implemented a restructuring of the brachytherapy segment in August 2005 that resulted in the closure of the Plasma Separation Process (“PSP”) facility in Oak Ridge, Tennessee, ended the research and development activities related to the use of palladium-103 in the vascular, macular degeneration and breast cancer areas, and eliminated production of radiochemical products (the “2005 Restructuring”). Curtailing these activities allowed the Company to shrink its asset base by shutting down six cyclotrons, closing the Newton Terrace facility in Buford, Georgia, and closing the PSP facility. The objective of the restructuring was to sharpen the Company’s focus on its two main business segments, brachytherapy seeds and surgical products, as well as provide a more focused platform for continued diversification and expansion through acquisitions or other channels. As a result, restructuring charges of approximately $33.4 million were recorded in 2005.

The Company completed activities associated with the 2005 Restructuring during 2006. Restructuring costs of $369,000 in 2006 were associated with the site exit and disposal activities related to the shutting down of the Oak Ridge facility. The Company is actively marketing its interest in its Oak Ridge real estate. Assets held for sale of $3.4 million are included in the accompanying consolidated balance sheet at December 31, 2006.

The restructuring generated pre-tax operating expense savings in 2006, as compared to the Company’s run rates prior to the restructuring, of approximately $8.6 million, including cash-based savings of $6.0 million.

The Company recognized gains on the sale of assets of $201,000 in 2006. The significant portion of these gains was in the brachytherapy business, and represented the sale of equipment idled by the restructuring. The Company was not able to sell its leasehold interest in the PSP equipment due to its highly specialized use, its sensitive security classification, and its export control regulations. As a result, the PSP equipment was returned to the Department of Energy during 2006.

Results of Operations

Year Ended December 31, 2006, Compared to Year Ended December 31, 2005

Revenue

Following is a summary of revenue by segment (in thousands):

	Year ended December 31,
	2006	2005	Change (%)
Brachytherapy
Continuing revenue	$34,480	$36,372	(5.2%)
One-time license fees	400	—	n/a
Total brachytherapy	34,880	36,372	(4.1%)

Surgical products	19,372	7,921	144.6%

Intersegment eliminations	(156)	(23)	578.3%

Consolidated	$54,096	$44,270	22.2%

Revenue in the 2006 periods includes $400,000 of one-time license fee revenue in the brachytherapy business related to the license of the Company’s TheraSphere® product. Under the terms of the license agreement, this one-time fee was due upon the licensee receiving the CE Mark and European registration for TheraSphere® in certain European countries, which was recorded in the third quarter. The licensing agreement provides for continuing fees from European and U.S. product sales of TheraSphere®, though continuing license fees are not expected to be significant in the near future.

Other increases in revenue in the 2006 periods were a result of increases in the surgical products segment. 2006 includes revenue from Galt, which was acquired in August 2006, and a full year of operations of CP Medical, which was acquired in May 2005.

Excluding the one-time license fee revenue, brachytherapy sales decreased 5.2% in 2006 from 2005. This decrease primarily reflects softness in sales to our main distributor, which decreased 6% in 2006. Decreases from the loss of another distributor in late 2005 were partially offset by increases in direct sales during the 2006. The Company maintains its own internal brachytherapy sales force that sells TheraSeed® and I-Seed directly to hospitals and physicians. Direct sales increased from 29% of brachytherapy product revenue in 2005 to 39% in 2006. The average selling price of the TheraSeed® device during 2006 was comparable to 2005.

The Company has two non-exclusive distribution agreements in place for the distribution of the TheraSeed® device. The primary distribution agreement is with C. R. Bard (“Bard”), which is effective through December 31, 2008 (the “Bard Agreement”). Sales to Bard represented approximately 60% of brachytherapy product revenue in 2006. The terms of the Bard Agreement provide for automatic one-year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires on December 31, 2008, and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2007. The Company also has a non-exclusive distribution agreement in place with a second distributor, though revenue generated from the second distributor was not material in 2006 and is not expected to be material in 2007. Prior to 2006, the Company also had a non-exclusive distribution agreement in place with Oncura, currently a part of GE Healthcare (the “Oncura Agreement”). In December 2004, Oncura notified the Company that it would not be renewing its distribution agreement effective December 31, 2005 and subsequently, the Oncura Agreement was terminated effective September 8, 2005.

In recognition of competitive marketplace pressures and new distributor strategies, the Company reduced the per unit transfer price under which it sells its TheraSeed® device to its distributors by 6%, effective February 1, 2007. A reduction in transfer price will reduce gross margins on sales to these distributors at a fixed level of unit volumes. However, manufacturing costs in the Company’s brachytherapy segment contains a significant fixed cost component. Accordingly, any appreciable increases in sales unit volumes to distributors could have the impact of increasing overall gross margins. Therefore, the effect of a pricing reduction to distributors on gross margins and profitability is ultimately dependent upon the performance of the Company’s distributors, and their ability to increase unit volumes.

In addition to the impact of the disappointing performance by our largest distributor and the termination of the Oncura Agreement, management believes that the brachytherapy industry continues to be affected by competition from alternative therapies, declining prices for iodine-125 and palladium-103 seeds, competitors’ selling tactics and the effects of consolidation in the industry. Potential future Medicare reimbursement policies can also continue to affect the brachytherapy market. In December 2006 Congress enacted the Tax Relief and Healthcare Act of 2006 (the “Act”), which retains the “pass-through” status of reimbursement for brachytherapy seeds for 2007, and requires that a separate reimbursement code be established for stranded seeds. Stranded seeds are becoming a larger portion of the Company’s brachytherapy business. The Company believes that fixed reimbursement rates for seeds will be implemented beginning in 2008, (see “Medicare Developments” below) and that this and other factors can be expected to lead to continued pricing pressure from hospitals and other health care providers. Accordingly, Theragenics and/or its non-exclusive distributors may continue to change their respective pricing policies for the TheraSeed® device and Theragenics may change its pricing policy with respect to I-seed in order to take advantage of market opportunities or respond to competitive situations. Responding to market opportunities and competitive situations could have an adverse effect on average selling prices. Responding to market opportunities and competitive situations can also have could have a favorable effect or prevent an unfavorable effect on market share and volumes. Conversely, the Company or its non-exclusive distributors could individually and independently decide to maintain per unit pricing under certain competitive situations that could adversely affect current or potential market share and volumes.

Operating Income and costs and expenses

Following is a summary of operating income by segment (in thousands):

	Year ended December 31,
	2006	2005	Change ($)
Brachytherapy
Operating income (loss)	$2,122	$(38,111)	$40,233
One-time license fees	(400)	—	(400)
Restructuring related items	170	33,390	(33,220)
Other severance	—	731	(731)
Brachytherapy excluding special items	1,892	(3,990)	5,882

Surgical Products	1,955	1,430	525

Intersegment eliminations	(28)	—	(28)

Operating income (loss)
Consolidated	$4,049	$(36,681)	$40,730
Consolidated excluding special items	$3,819	$(2,560)	$6,379

Operating income excluding special items is a non-GAAP financial measure used by management in its analysis of the Company’s operating performance. Because of the significance of the restructuring, the one-time license fee revenue, and the other severance costs, we believe presentation of financial measures excluding the impact of these items provides supplemental information that is helpful to an understanding of the operating results of the Company’s businesses and period-to-period comparisons of performance. Non-GAAP financial measures should be considered in addition to, but not as a substitute for, the Company’s reported GAAP results.

Operating income excluding special items in the brachytherapy segment improved in 2006 primarily due to cost savings generated from the 2005 restructuring, which significantly reduced costs of manufacturing and research and development. Gross margins on product sales in the brachytherapy business were 51.5% in 2006, with costs of manufacturing totaling $16.4 million. Gross margins in the brachytherapy seed business are dependent on sales levels, due to the high fixed cost component of the business. The cost of manufacturing expenses experienced in 2006 is representative of what management expects going forward. Brachytherapy operating income before special items in 2006 also improved from 2005 as a result of a reduction in direct to consumer activities, decreases in advertising, and decreases in legal expenses.

Operating income in the surgical products segment increased by $525,000 in 2006 over 2005, reflecting the acquisition of Galt in August 2006, and the inclusion of CP Medical for the entire year in 2006. Gross margins in the surgical products business were 40.9% in 2006, with costs of manufacturing totaling $11.5 million. As a component of gross margin, costs of manufacturing included $407,000 of non-cash charges related to the purchase accounting for Galt that will not recur in 2007. Another $170,000 of non-cash charges were included in selling, general, and administrative expenses related to Galt purchase accounting that will not recur in 2007. Operating income for 2006 also reflected higher personnel and other costs to support increased capacity and anticipated future growth, and higher professional fees resulting from Sarbanes-Oxley related compliance costs. The Company expects to continue to invest in infrastructure to support growth in its surgical products business.

Research and development expenses declined significantly in the brachytherapy business in 2006 due to the restructuring and the discontinuance of the clinical trials and research programs underway at the time the restructuring was implemented. Looking forward, the only activity expected for these programs is the follow up of all patients previously treated in the brachytherapy related clinical trials in accordance with the FDA-approved protocol for those trials.

In the first quarter of 2007 the Company contracted with Peter J. Fitzgerald, M.D. to serve as its Chief Medical Director. Dr. Fitzgerald will consult with the Company to identify opportunities, and advise on research and product development in the interventional cardiology, interventional radiology and wound closure markets. Research and development expenses may increase significantly in future periods over the 2006 levels as investments are made in product development to address growth opportunities in the surgical products business.

Other income/expense

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

Interest and financing costs increased from $160,000 in 2005 to $419,000 in 2006. The increase is a result of the $7.5 million in borrowings under the Company’s $40.0 million credit facility in August 2006. Interest on outstanding borrowings is payable at LIBOR plus 1%, which was an effective rate of 6.3% at December 31, 2006. The Company expects to maintain borrowings under its credit facility to provide flexibility for future strategic initiatives and diversification. Accordingly, interest expense is expected to increase in future periods due to these outstanding borrowings and as a result of any future borrowings to support expansion programs and strategic opportunities for growth and diversification. Interest expense will also be impacted by increases or decreases in the effective interest rate on the borrowings.

Income tax benefit

The Company recognized an income tax benefit of $1.7 million in 2006. This net benefit was a result of recognizing income tax expense of $1.9 million, offset by a benefit resulting from the release of $3.6 million of the deferred tax asset valuation allowance in the fourth quarter.

Mainly as a result of the 2005 Restructuring, the Company had operating loss carryforwards and other future deductible temporary differences that resulted in a net deferred tax asset of $6.8 million at December 31, 2005. Because of the recent history of operating losses, the uncertainty of projecting future taxable income sufficient to recognize these deferred tax assets, and management’s belief that the Company had to establish a track record of returning to sustained profitability, a valuation allowance for the full amount of the net deferred tax asset was recorded at that time. In the third quarter of 2006, $2.9 million of deferred income tax liability arising from fair value adjustments in purchase accounting related to the acquisition of Galt were recorded as a reduction of the allowance for the net deferred tax asset and a reduction in the goodwill arising from the transaction.

Several events occurred in the fourth quarter of 2006, indicating to management that the Company had sufficiently demonstrated a track record of sustained profitability, and management concluded that it was more likely than not that the significant portion of the deferred tax asset would be realized. Management considered, among other things, the following factors: the fourth quarter was the Company’s fourth consecutive quarter of profitability, marking the first time since 2002 where the Company was profitable in all four quarters of a fiscal year; the cost savings recognized from the 2005 restructuring exceeded expectations after a full fiscal year of operations; the Tax Relief and Health Care Act of 2006 was passed by Congress and became law in December 2006, which provided important safeguards to protect 2007 reimbursement for brachytherapy seeds, as well as addressed some longer term reimbursement issues and eliminated some of the market uncertainty in brachytherapy; and the growth and performance of the surgical products segment further diversified the entire business, with 46% of fourth quarter revenue generated by the surgical products segment. Based on these and other factors, $3.6 million of the deferred tax asset valuation allowance (out of a total remaining allowance of $3.8 million) was released in 2006. The remaining allowance of $239,000 relates primarily to certain state net operating loss carryforwards for which the Company believes it is more likely than not that the benefit will not be realized. Beginning in 2007, the Company expects to report income as being fully taxed at rates of approximately 38% to 40%. However, actual future tax rates can be affected by, among other things, changes in tax regulations, changes in tax rates, changes in the tax jurisdictions in which the Company must file income tax returns, and many other items that affect the taxability and deductibility of the Company’s revenue and expenses and for which we cannot currently predict.

Results of Operations

Year Ended December 31, 2005, Compared to Year Ended December 31, 2004

Consolidated revenue for the year ended December 31, 2005 was $44.3 million, consisting of sales in the brachytherapy seed segment of $36.4 million and sales in the surgical products business of $7.9 million. This represents an increase of $10.9 million, or 32.8%, over revenue in 2004, and an increase in brachytherapy seed revenue of $3.0 million, or 9.1% over 2004. The average selling price of the TheraSeed® device during 2005 was comparable to the average selling price during 2004. Management believes that the increases in brachytherapy revenue were a result of the efforts of the Company’s direct sales force and its direct to consumer advertising programs.

In addition to direct brachytherapy sales, the Company sold through two distributors in 2005. The Company distributed through Bard under an agreement that was in place for all of 2005. The Company also distributed through Oncura, currently a part of GE Healthcare (the “Oncura Agreement”). In December 2004, Oncura notified the Company that it would not be renewing its distribution agreement effective December 31, 2005 and subsequently, the Oncura Agreement was terminated effective September 8, 2005. Sales to Oncura during the year ended December 31, 2005 declined by 50% compared to 2004.

Licensing fees revenue represents licensing payments for the Company’s TheraSphere® technology.

Cost of sales was $23.8 million during 2005, resulting in a gross profit margin of 46.3%, compared with cost of sales of $14.1 million and a gross profit margin of 57.6% during 2004. Included in cost of sales for the year ended December 31, 2005 was $4.4 million of cost of sales associated with the surgical products segment. The decreased gross margin during 2005 was due primarily to a decrease of $3.9 million in the amount of palladium-103 material produced and used to support research and development efforts during 2005 compared to 2004. The fixed costs associated with the $3.9 million in palladium-103 charged to R&D in 2004 remained in cost of sales during 2005. Additionally, $1.3 million of production costs were capitalized during 2004 associated with the first production of palladium-102 material using the PSP technology at the Company’s Oak Ridge, Tennessee facility. As a result of the cessation of production of palladium-102 during the fourth quarter of 2004, no Oak Ridge production costs were capitalized during 2005. The gross margin in 2005 was positively impacted by approximately $1.7 million of manufacturing related cost savings resulting from the restructuring, plus the increased revenue during 2005.

Selling, general and administrative expenses were $20.2 million during 2005, compared to $17.6 million during 2004, an increase of $2.6 million. This increase resulted from approximately $2.0 million of SG&A in the surgical products business, plus approximately $1.1 million of severance related expenses not associated with the restructuring. These increases were partially offset by a decrease in advertising.

        Research and development expense decreased to $3.6 million during 2005, from $9.6 million in 2004. The Company was previously conducting clinical trials related to the use of palladium-103 for the prevention of restenosis (the “TheraP trial”), and clinical trials related to the use of palladium-103 to treat exudative (wet) age related macular degeneration (the “TheraSight trial”). The decrease in R&D expense during 2005 was primarily attributable to the completion of the TheraP trial during the second quarter of 2005 and curtailment of the TheraSight trial. In connection with the recent restructuring, all activities related to the TheraP trial have been discontinued, and activities related to the TheraSight trial have been curtailed.

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

The Company’s effective income tax rate was a benefit of 18.1% during 2005, compared to a benefit of 37.1% during 2004. Primarily as a result of the restructuring charges incurred during the third quarter of 2005, the Company had a net deferred tax asset of approximately $6.8 million at December 31, 2005. The recent history of operating losses incurred by the Company resulted in a valuation allowance recorded for the full amount of the net deferred tax assets at December 31, 2005, reducing the income tax benefit recognized in the 2005 periods. The Company’s income tax rate in each period also differed from statutory rates primarily due to the recognition of tax credits related to research activities and tax-exempt interest income.

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

Property, plant and equipment. Property, plant and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of such assets. The Company’s estimates can result in differences from the actual useful lives of certain assets. The significant portion of equipment is comprised of the Company’s cyclotrons, utilized in the brachytherapy business. As of December 31, 2006, the Company owned and operated eight cyclotrons, the first of which entered service in 1998. Each of the Company’s cyclotrons is depreciated using an estimated 10-year life. Management’s estimate of the useful life of these cyclotrons is based on the Company’s experience to date with these cyclotrons. Based on experience gained relative to the operation, refurbishment, and maintenance of the cyclotrons, Management believes there is a substantive basis for the current depreciable lives of the cyclotrons.

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

It is possible that Management’s estimates concerning the realizability of the Company’s depreciable assets or assets held for sale could change in the future.

Goodwill. The Company has $36.2 million of goodwill associated with its surgical products business and $2.6 million of goodwill associated with its brachytherapy business. The Company accounts for goodwill and other intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized to expense and must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that such assets might be impaired. The first step of the impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill and intangible assets with indefinite lives. If fair value exceeds book value, goodwill is considered not impaired, and the second step of the impairment test is unnecessary. If book value exceeds fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. For this step the implied fair value of the goodwill is compared with the book value of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to that excess. Any loss recognized cannot exceed the carrying amount of goodwill. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited once the measurement of that loss is completed.

   The Company performs an annual goodwill impairment assessment during the fourth quarter. Management also makes judgments about goodwill whenever events or changes in circumstances indicate that impairment in the value of goodwill recorded on our balance sheet may exist. The timing of an impairment test may result in charges to our statements of income in the current reporting period that could not have been reasonably foreseen in prior periods. In order to estimate the fair value of goodwill, Management typically makes various assumptions about the future prospects for the reporting unit that the asset relates to, considers market factors specific to that reporting unit and estimates future cash flows to be generated by that reporting unit. Assumptions used in these assessments are consistent with the Company’s internal planning. The most recent assessment was performed in the fourth quarter of 2006 and the Company determined that goodwill was not impaired.

Intangible assets with definite lives are being amortized, and this amortization is included in the accompanying consolidated statements of operations.

Allowance for doubtful accounts and returns. Management judgments and estimates are made and used in connection with establishing an allowance for the possibility that portions of our accounts receivable balances may become uncollectible or subject to return. Accounts receivable are reduced by this allowance. Specifically, Management analyzes accounts receivable in relation to current economic trends, changes in our customer payment history, and changes in sales returns history in establishing this allowance. The accounts receivable balance, net of the provision for trade accounts receivables allowance of $617,000, was approximately $7.6 million as of December 31, 2006.

Share-based compensation. In February 2006, the Compensation Committee of the Board of Directors approved the issuance of 104,000 performance restricted stock units to executive officers, which vest on December 31, 2008 (the “2006 Performance Restricted Stock Units”). The number of common shares issuable upon vesting of the 2006 Performance Restricted Stock Units is subject to a minimum of 31,200 shares and a maximum of 208,000 shares, and will be partly based on the Company’s revenue and earnings per share from 2006 to 2008, relative to its strategic objectives over the same period, and partly based on the subjective discretion of the Compensation Committee. The grant date fair value of the 2006 Performance Restricted Stock Units was based on the fair value of the underlying common stock and is recognized over the three-year requisite service period. For the portion of the 2006 Performance Restricted Stock Units containing performance conditions, the grant date fair value is adjusted each period for the number of shares ultimately expected to be issued. For the portion of the 2006 Performance Restricted Stock Units subject to discretionary performance conditions, the grant date has not been established and accordingly, the fair value of the award is updated each period for changes in the fair value of the underlying common stock. To the extent that the underlying fair value of the Company’s common stock varies significantly, and/or the number of shares issuable is determined, the Company may record additional compensation expense or adjust previously recognized compensation expense.

Accounting for income taxes. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws and our interpretation of current tax laws. Management must make assumptions, judgments and estimates to determine our tax provision and our deferred income tax assets and liabilities, including the valuation allowance to be recorded against a deferred tax asset. Actual operating results and the underlying amount and category of income in future years could differ materially from our current assumptions, judgments and estimates of recoverable net deferred taxes.

Management periodically evaluates the recoverability of the Company’s deferred tax assets and recognizes the tax benefit only as reassessment demonstrates that they are realizable. At such time, if it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance is adjusted. In 2005, a $6.8 million net deferred tax asset arose primarily as a result of the existence of operating losses and other deductible temporary differences related to the Company’s 2005 Restructuring. At that time, a valuation allowance for the entire amount of the net deferred tax asset was established due to uncertainties surrounding its realizability. In the third quarter of 2006, $2.9 million of deferred income tax liabilities arising from fair value adjustments in purchase accounting related to the acquisition of Galt were recorded as a reduction of the allowance. During the fourth quarter of 2006, the Company determined it was more likely than not that a significant portion of these deferred tax assets would be realized and released $3.6 million of the valuation allowance. Factors considered by management in the fourth quarter of 2006 included, among other things, the Company’s performance for the year which included four consecutive quarters of profitability, a full fiscal year of realization of the cost savings associated with the 2005 restructuring which exceeded the expected cost savings, certain changes in federal laws and policies occurring in December 2006 related to Medicare reimbursement of brachytherapy seeds, and the continued successful diversification of the Company’s business through its surgical products segment. The remaining allowance of $239,000 relates primarily to certain state net operating loss carryforwards for which the Company believes it is more likely than not that the benefit will not be realized.

Management evaluates the realizability of the deferred tax assets and assesses the need for the valuation allowance each reporting period. In the future if, based on the facts and circumstances surrounding the Company’s ability to generate adequate future taxable income, it becomes more likely than not that some or all of the deferred tax asset will not be realized, the valuation allowance may be required to be increased.

Commitments and Other Contractual Obligations

Contractual Obligations

The Company leases equipment and production, warehouse, office and other space under non-cancelable leases that expire at various dates through April 2011. The Company also has $7.5 million of borrowings outstanding under its Credit Agreement. Approximate minimum payments of these obligations are as follows (amounts in thousands):

Obligation	Payments due by period
	Total	2007	2008	2009	2010	2011	Thereafter
Operating lease obligations
Rental space and equipment	$1,292	$353	$357	$302	$186	$94	$—
Production, office and warehouse space - related party (1)	566	169	169	169	59	—	—
Total operating lease obligations	1,858	522	526	471	245	94
Long-term debt (2)	7,500	—	—	7,500	—	—	—
Interest on long-term debt (3)	1,340	473	473	394	—	—	—
Total	$10,698	$995	$999	$8,365	$245	$94	$—

(1)
The surgical products business leases production, warehouse and office space from an entity controlled by the former owner of CP Medical, who is currently an officer and stockholder of Theragenics. Monthly payments of approximately $14,000 are due under this lease through April 2010.

(2)	Outstanding borrowings under the Company’s $40.0 million credit facility are due October 31, 2009
(3)	Interest on outstanding borrowings under credit facility at the December 31, 2006 effective rate of 6.3%

Contract Termination Liability

A contract termination liability of $1,537,000 (including $24,000 classified as short term) included in the accompanying consolidated balance sheet at December 31, 2006, consists of the present value of future payments due under the Company’s Oak Ridge land lease, using a discount rate of 8.5%. This represents a liability for costs that will continue to be incurred through the remaining term of that lease agreement without economic benefit to the Company, measured at its fair value when the Company ceased using its Oak Ridge facility in August 2005, and recorded in connection with the Company’s restructuring. The land lease requires monthly payments of $12,824 through April 2029, adjusted every five years beginning in 2010 for changes in the Consumer Price Index. Future principal maturities of obligations under this lease are as follows: 2007, $24,136; 2008, $26,269; 2009, $28,591; 2010, $31,119; 2011, $33,869; beyond, $1,393,404.

Other

The Company has a letter of credit outstanding under the Credit Agreement as of December 31, 2006 totaling approximately $876,000. This letter of credit is related to asset retirement liabilities of long-lived assets.

Liquidity and Capital Resources

The Company had cash, short-term investments and marketable securities of $33.0 million at December 31, 2006, compared to $45.6 million at December 31, 2005. Marketable securities consist primarily of short-term cash investments and high-credit quality corporate and municipal obligations, in accordance with the Company’s investment policies. The aggregate decrease in cash, short-term investments and marketable securities was primarily the result of $29.6 million in cash paid in the acquisition of Galt (see “Overview” above), offset by $10.0 million in cash generated from operations and $7.5 million in borrowings under the Company’s Credit Agreement.

Working capital was $58.3 million and $60.3 million at December 31, 2006 and 2005, respectively. The Company also has a Credit Agreement with a financial institution that provides for borrowings of up to $40.0 million, including a $5.0 million sub-limit for letters of credit, which expires on October 31, 2009. Borrowings of $7.5 million were outstanding under the Credit Agreement at December 31, 2006. Interest is payable quarterly at LIBOR plus 1% (effective rate of 6.3% at December 31, 2006) for outstanding borrowings. The Company also has a letter of credit totaling $876,000 outstanding under the Credit Agreement, representing decommission funding required by the Georgia Department of Natural Resources. The Credit Agreement is unsecured, but provides for a lien to be established on substantially all of the assets of the Company (subject to certain exceptions) in the event certain events of default occur under the Credit Agreement. The Credit Agreement, as amended, contains representations and warranties, as well as affirmative, reporting and negative covenants, customary for financings of this type. Among other things, certain provisions of the Credit Agreement limit the incurrence of additional debt and require the maintenance of certain financial ratios.

Cash provided by operations was $10.0 million for the year ended December 31, 2006, compared to $4.2 million in 2005. Cash provided by operations consists of net earnings/loss, plus non-cash expenses such as depreciation, amortization, deferred income taxes, and changes in balance sheet items such as accounts receivable, inventories, prepaid expenses and payables. Inventories increased approximately $1.1 million primarily due to increases in sales volume in the surgical products business. Accounts receivable decreased approximately $764,000 primarily due to a reduction in sales volume in the brachytherapy business.

Capital expenditures totaled $733,000 and $533,000 during 2006 and 2005, respectively. Capital expenditures are expected to increase in order to support continued growth in the surgical products business.

In August 2006 the Company acquired Galt for approximately $32.7 million, including $29.6 million in cash and $3.1 million in common stock. In May 2005 the Company acquired CP Medical for approximately $26.7 million, including $20.6 million in cash and $6.1 million in common stock.

Cash could also be used in 2007 for increased support for growth and research and development in the surgical products business, and in the pursuit of additional diversification efforts such as the purchase of technologies, products or companies.

Cash provided by financing activities was $7.6 million and $363,000 in 2006 and 2005, respectively. During 2006 the Company borrowed $7.5 million under its $40.0 million Credit Agreement. Cash provided by financing activities in 2005 consisted of cash proceeds from the exercise of stock options and the Company’s Employee Stock Purchase Plan.

The Company believes that current cash and investment balances and cash from future operations and credit facilities will be sufficient to meet its current anticipated working capital and capital expenditure requirements. In the event additional financing becomes necessary, management may choose to raise those funds through other means of financing as appropriate.

Medicare Developments

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”), which went into effect on January 1, 2004, contained brachytherapy provisions requiring Medicare to reimburse hospitals for each brachytherapy seed/source furnished between January 1, 2004 to December 31, 2006 based on the hospital’s costs for each patient (calculated from the hospital’s charges adjusted by the hospital’s specific cost-to-charge ratio). The MMA also directed the U.S. Government Accountability Office (“GAO”) to conduct a study examining future payment policies for brachytherapy seeds. The GAO published its report on July 25, 2006, concluding that the Centers for Medicare and Medicaid Services (“CMS”), the regulatory body that sets Medicare reimbursement policies, could establish separate prospective payment rates effective in 2007 for palladium-103 brachytherapy seeds/sources (such as TheraSeed®) and iodine-125 seeds/sources using Medicare’s hospital outpatient data. On November 1, 2006, CMS posted a final rule with payment rates for brachytherapy seeds for Medicare’s hospital outpatient prospective payment system (“OPPS”) for calendar year 2007. The use of prospective payment rates will fix the per seed rate at which hospitals will be reimbursed. From 2004 through 2006, hospitals were reimbursed at the per seed purchased cost. The Company believed that CMS’ approach to determining the reimbursement rate for brachytherapy seeds was fundamentally flawed. For example, CMS did not stratify cost data on differing seed configurations, such as loose versus “stranded” seeds. Accordingly, the Company continued to work with policy makers in an effort to rectify the shortcomings it believed to be contained in the new CMS rule.

In December 2006, Congress enacted the Tax Relief and Health Care Act of 2006, which extends and refines the Medicare safeguards initially enacted by Congress in 2003 for brachytherapy seeds administered in the hospital outpatient setting. The President signed the legislation on December 20, 2006. The new legislation supercedes the final rule published by CMS on November 1, 2006 by extending the current reimbursement policies for brachytherapy seeds through the end of 2007, ensuring that the Medicare program does not implement potentially restrictive caps on reimbursement during that period. In addition, the new legislation recognizes that prostate cancer patients must have meaningful access to stranded brachytherapy seeds, which increasingly are used in clinical practice to further enhance the safety and efficacy of treatment. The legislation establishes a permanent requirement for Medicare to use separate codes for the reimbursement of stranded brachytherapy devices, beginning no later than July 1, 2007. Stranded seeds are becoming a larger portion of Theragenics’ brachytherapy business. This important provision should allow reimbursement rules to recognize the value of this important clinical configuration even after 2007.

The Tax Relief and Healthcare Act of 2006 requires the establishment of a separate reimbursement code for stranded seeds, and Medicare will continue to reimburse hospitals at the per seed purchased cost (as defined in the Medicare rules) during 2007. The Company expects reimbursement rates for brachytherapy seeds will be fixed based on isotope beginning in 2008. If implemented in 2008 or thereafter, prospective rates can be expected to lead to an increase in pricing pressure from hospitals, which could adversely affect our brachytherapy revenue.

Medicare rules governing coding of brachytherapy seeds/sources and the procedures required to implant seeds are significantly influenced by public policy. They have undergone significant changes during the past few years, are expected to undergo changes again in 2008, and can undergo additional changes in the future. The Company believes that Medicare reimbursement policies may continue to create confusion for hospitals and doctors going forward. In that regard, management continues to closely monitor any effects of the reimbursement structure on the brachytherapy market as it continues to evaluate pricing, marketing and distribution strategies. Medicare’s OPPS reimbursement levels for the procedures performed during prostate brachytherapy could influence the utilization of brachytherapy seeds, including the Company’s brachytherapy products.

Forward Looking and Cautionary Statements

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding sales, marketing and distribution efforts, the Company’s direct sales organization, including, but not limited to, its growth and effectiveness, third-party reimbursement, CMS policy, sales mix, effectiveness and continuation of non-exclusive distribution agreements, pricing for the TheraSeed® and I-Seed devices, future cost of sales, R&D efforts and expenses, inventory investment, SG&A expenses, other income, potential new products and opportunities, the development of new markets and technologies, the 2005 restructuring’s expected operating expense savings and associated cash savings, contribution of the Company’s surgical products business to consolidated sales, net income, future growth, results in general, plans and strategies for continuing diversification, and the sufficiency of the Company’s liquidity and capital resources. From time to time, the Company may also make other forward-looking statements relating to such matters as well as statements relating to anticipated financial performance, business prospects, technological developments, other research and development activities and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with new product development cycles, effectiveness and execution of marketing and sales programs of Theragenics and its non-exclusive distributors, third-party distribution agreements, competitive conditions and selling tactics of the Company’s competitors, the impact of changes in third-party (including CMS) reimbursement, changes in product pricing by Theragenics or other brachytherapy seed producers, changes in cost of materials used in production processes (especially as related to isotope production), continued acceptance of products by the market, continued demand for palladium-103, integration of Galt and CP Medical into the Theragenics organization, capitalization on opportunities for growth within the Company’s surgical products business, ability to recognize benefits from areas of shared expertise, competition within the medical device industry, development and growth of new applications within the markets for vascular access, wound closure, brachytherapy and more broadly, medical devices, competition from companies within vascular access, wound closure and medical device markets, competition from other methods of treatment, ability to execute on acquisition opportunities on favorable terms and successfully integrate any acquisitions, and other factors including the risks identified in Part II, Item 1A of this Annual Report on Form 10-K. All forward looking statements and cautionary statements included in this document are made as of the date hereof based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward looking statement or cautionary statement.

Recent Accounting Pronouncements

        In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. On December 31, 2006, the Company adopted SAB 108. The adoption of SAB 108 did not impact the financial statements.

        In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. FIN 48 is effective for the Company beginning January 1, 2007. While the Company is still evaluating the impact of this statement, it does not currently believe it will have a material impact on its financial statements

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for the Company beginning January 1, 2008. The Company is still evaluating the impact of this statement and its potential impact on its financial statement has not been determined.

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
	2006				2005
	First Qtr	Second Qtr	Third Qtr	Fourth Qtr	First Qtr	Second Qtr	Third Qtr	Fourth Qtr
	(Amounts in thousands, except per share data)

Total revenue	$12,394	$12,590	$14,320	$14,792	$9,539	$11,372	$12,002	$11,357
Cost of product sales	6,055	6,480	7,263	7,954	4,794	6,244	6,833	5,891
Gross profit	6,339	6,110	7,057	6,838	4,745	5,128	5,169	5,466
Selling, general and administrative	5,347	5,378	4,552	4,674	4,501	5,789	4,226	5,136
Amortization of purchased intangibles	188	187	471	525	—	124	188	188
Research and development	239	179	206	181	1,407	1,143	823	258
Restructuring expenses	306	63	—	—	—	—	32,915	475
Gain (loss) on sale of assets	201	—	—	—	—	—	(2)	(12)
Other income	325	390	209	180	330	292	290	367
Net earnings (loss) before income taxes	785	693	2,037	1,638	(833)	(1,636)	(32,695)	(236)
Income tax expense (benefit)	10	260	380	(2,362)	(337)	(600)	(5,457)	—
Net earnings(loss)	$775	$433	$1,657	$4,000	$(496)	$(1,036)	$(27,238)	$(236)

Earnings per common share:
Basic	$0.02	$0.01	$0.05	$0.12	$(0.02)	$(0.03)	$(0.85)	$(0.01)
Diluted	$0.02	$0.01	$0.05	$0.12	$(0.02)	$(0.03)	$(0.85)	$(0.01)
Weighted average shares outstanding:
Basic	32,052	32,077	32,752	33,041	30,014	31,213	31,915	32,027
Diluted	32,085	32,120	32,822	33,125	30,014	31,213	31,915	32,027

Inflation

Management does not believe that the relatively moderate levels of inflation, which have been experienced in the United States in recent years, have had a significant effect on the Company’s results of operations.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

The Company’s market risk exposure, related to market risk sensitive financial instruments, is not material. Borrowings of $7.5 million and letters of credit totaling approximately $876,000 were outstanding under the terms of the Company’s $40.0 million credit facility as of December 31, 2006. Interest on outstanding borrowings is payable monthly at LIBOR plus 1% (effective rate of 6.3% as of December 31, 2006).

Item 8.    Financial Statements and Supplementary Data

See index to Financial Statements (Page F-1) and following pages.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006, the end of the period covered by this annual report.

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

All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

As permitted by guidance provided by the staff of the U.S. Securities and Exchange Commission, the scope of management’s assessment of internal control over financial reporting as of December 31, 2006 has excluded Galt Medical Corp. (“Galt”). Galt was acquired by the Company in August 2006 and constituted 8.2% of consolidated revenue for the year ended December 31, 2006 and 25.0% of consolidated assets as of December 31, 2006.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that assessment, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Grant Thornton LLP, an independent registered public accounting firm and their opinion of management’s assessment is stated in their report, which is included herein.

Remediation of Material Weakness at CP Medical

    As noted under Item 9A in Management’s Report on Internal Control over Financial Reporting in our Annual Report on Form 10-K for the year ended December 31, 2005, CP Medical was excluded from the scope of our assessment over the effectiveness of internal controls over financial reporting as of December 31, 2005. However, during the course of integrating the operations of CP Medical in 2005, material weaknesses in internal control specifically related to inventory accounting were identified, with respect to physical inventory quantities being accurately reflected in the automated inventory records and adequate control over movement of inventory. This was a result of ineffective information technology systems, specifically the software utilized for inventory accounting, a lack of adequately experienced accounting personnel for inventory accounting, and a lack of established and documented controls surrounding inventory activities. During 2006 we have implemented corrective systems and procedures designed to remediate the material weaknesses in internal controls over inventory at CP Medical, including the following:

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

    As of December 31, 2006, we have fully remediated the material weaknesses in internal control over financial reporting related to inventory at CP Medical.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting were identified as having occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as described above with respect to CP Medical.

Report of Independent Registered Public Accountants - Internal Controls Over Financial Reporting

Board of Directors and Shareholders of
Theragenics Corporation

We have audited management’s assessment included in the accompanying management’s Report on Internal Controls Over Financial Reporting, that Theragenics Corporation (a Delaware Corporation) and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in management’s Report on Internal Controls over Financial Reporting, management has excluded Galt Medical Corp. (“Galt”) from its assessment of internal controls over financial reporting as of December 31, 2006 because it was acquired by the Company in August 2006. We have also excluded Galt from our audit of internal control over financial reporting. Galt is a wholly-owned subsidiary whose total assets and total revenues represent 25.0% and 8.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive earnings (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 7, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Atlanta, Georgia March 7, 2007

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

The Company’s Chief Executive Officer is required to certify to the New York Stock Exchange each year that she was not aware of any violation by the Company of the Exchange’s corporate governance listing standards. The Chief Executive Officer made her annual certification to that effect to the New York Stock Exchange on May 25, 2006. The Company’s Form 10-K on file with the Securities and Exchange Commission includes the certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 and Section 302 of the Sarbanes-Oxley Act of 2002.

Item 11. Executive Compensation*

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*

Item 13. Certain Relationships and Related Transactions*

Item 14. Principal Accounting Fees and Services*

*          Except as set forth above, the information called for by Items 10, 11, 12, 13 and 14 is omitted from this Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company not later than 120 days after December 31, 2006, the close of its fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a)            The following documents are filed as part of this Report.

1.          Financial Statements
     See index to financial statements on page F-1.

2.          Financial Schedules
     See financial statement schedule on page S-2.

 3. Exhibits

3.1	Certificate of Incorporation as amended through July 29, 1998 (incorporated by reference to Exhibit 3.1 of the Company’s report on Form 10-Q for the quarterly period ended June 30, 1998)

3.2	By-Laws (incorporated by reference to Exhibit 3.4 of the Company’s registration statement on Form S-1, File No. 33-7097, and post-effective amendments thereto)

4.1	See Exhibits 3.1 - 3.2 for provisions in the Company's Certificate of Incorporation and By-Laws defining the rights of holders of the Company's Common Stock

4.2	See Exhibit 10.36

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

10.4
Sublease dated March 25, 1999 between Theragenics Corporation and Community Reuse Organization of East Tennessee (incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the quarterly period ended March 31, 1999)

10.5
Credit Agreement dated October 29, 2003 between Theragenics Corporation and SouthTrust Bank (incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the quarterly period ended September 30, 2003)

10.5A
Borrower Party Joinder Agreement dated May 6, 2005 among CP Medical Corporation, the Company, and Wachovia Bank, National Association, successor by merger to SouthTrust Bank, amending the Credit Agreement dated as of August 12, 2005 between the Company and SouthTrust Bank (incorporated by reference to Exhibit 10.4 of the Company’s report on Form 10-Q for the quarterly period ended July 3, 2005)

10.5B
Amendment to Credit Agreement dated August 11, 2005 among CP Medical Corporation, the Company, and Wachovia Bank, National Association, successor by merger to SouthTrust Bank, amending the Credit Agreement dated October 29, 2003 between the Company and SouthTrust Bank (incorporated by reference to Exhibit 10.6 of the Company’s report on Form 10-Q for the quarterly period ended July 3, 2005)

10.5C
Third Amendment to Credit Agreement by and among Theragenics Corporation, CP Medical Corporation and Wachovia Bank, National Association, successor by merger to SouthTrust Bank, dated June 29, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 3, 2006)

10.6
1986 Incentive and Non-Incentive Stock Option Plan* (incorporated by reference to Exhibit 10.11 of the Company’s registration statement on Form S-1, File No. 33-7097, and post-effective amendments thereto)

10.7	1990 Incentive and Non-Incentive Stock Option Plan* (incorporated by reference to Exhibit 10.10 of the Company’s report on Form 10-K for the year ended December 31, 1990)

10.8	Theragenics Corporation 1995 Stock Option Plan* (incorporated by reference to Exhibit 10.1 of the Company’s common stock registration statement on Form S-8, file no. 333-15313)

10.9	1997 Stock Incentive Plan* (incorporated by reference to Appendix B of the Company’s Proxy Statement for its 1997 Annual Meeting of Stockholders filed on Schedule 14A)

10.10	Theragenics Corporation Employee Stock Purchase Plan* (incorporated by reference to Appendix A of the Company’s Proxy Statement for its 1998 Annual Meeting of Stockholders filed on Schedule 14A)

10.11	Theragenics Corporation 2000 Stock Incentive Plan* (incorporated by reference to Exhibit 10.16 of the Company’s report on Form 10-K for the year ended December 31, 1999)

10.12	Employment Agreement dated April 13, 2000 of M. Christine Jacobs* (incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the quarterly period ended March 31, 2000)

10.12A
First Amendment dated July 8, 2003 to Executive Employment Agreement for M. Christine Jacobs* (incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the quarterly period ended June 30, 2003)

10.12B
Amendment to Employment Agreement dated August 8, 2006, between Theragenics Corporation and M. Christine Jacobs* (incorporated by reference to Exhibit 10.3 of the Company’s report on Form 10-Q for the quarterly period ended July 2, 2006)

10.13	Employment Agreement dated January 1, 1999 of Bruce W. Smith* (incorporated by reference to Exhibit 10.22 of the Company’s report on Form 10-K for the year ended December 31, 1998)

10.13A	Amendment to Executive Employment Agreement dated June 29, 1999 for Bruce W. Smith* (incorporated by reference to Exhibit 10.18 of the Company’s report on Form 10-K for year ended December 31, 2002)

10.13B
Second Amendment dated June 15, 2001 to Executive Employment Agreement for Bruce W. Smith* (incorporated by reference to Exhibit 10.19 of the Company’s report on Form 10-K for year ended December 31, 2002)

10.13C
Third Amendment dated September 3, 2002 to Executive Employment Agreement for Bruce W. Smith* (incorporated by reference to Exhibit 10.20 of the Company’s report on Form 10-K for year ended December 31, 2002)

10.13D
Fourth Amendment dated May 28, 2003 to Executive Employment Agreement for Bruce W. Smith* (incorporated by reference to Exhibit 10.2 of the Company’s report on Form 10-Q for the quarterly period ended June 30, 2003)

10.13E	Fifth Amendment to Executive Employment Agreement for Bruce W. Smith* (incorporated by reference to Exhibit 10.15E of the Company’s report on Form 10-K for the year ended December 31, 2005)

10.14	Employee Employment Agreement dated January 1, 2000 for Michael O’Bannon* (incorporated by reference to Exhibit 10.26 of the Company's report on Form 10-K for the year ended December 31, 2003)

10.14A
Amendment to Employee Employment Agreement dated October 25, 2001 for Michael O’Bannon* (incorporated by reference to Exhibit 10.27 of the Company's report on Form 10-K for the year ended December 31, 2003)

10.14B	Amendment to Employee Employment Agreement for Michael O’Bannon* (incorporated by reference to Exhibit 10.16B of the Company’s report on Form 10-K for the year ended December 31, 2005)

10.15	Forms of Option Award for grants prior to 2007* (incorporated by reference to Exhibit 10.22 of the Company’s report on Form 10-K for the year ended December 31, 2004)

10.16	Advisor to the President Agreement dated November 20, 2006 with John Herndon*

10.17	Form of Directors and Officers Indemnification Agreement* (incorporated by reference to Exhibit 10.28 of the Company’s report on Form 10-K for the year ended December 31, 2003)

10.18	Form of Restricted Stock Agreement for directors as of May 2005* (incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the quarterly period ended July 3, 2005)

10.19
Form of Performance Restricted Stock Rights Agreement used in 2004 and 2005* (incorporated by reference to Exhibit 10.2 of the Company’s report on Form 10-Q for the quarterly period ended July 3, 2005)

10.19A	Form of Amendment to Performance Restricted Stock Rights Agreement * (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed January 5, 2006)

10.20	Form of Restricted Stock Rights Agreement* for 2004 grants (incorporated by reference to Exhibit 10.3 of the Company’s report on Form 10-Q for the quarterly period ended July 3, 2005)

10.21
Employment Agreement between the Company and Francis J. Tarallo dated August 10, 2005* (incorporated by reference to Exhibit 10.5 of the Company’s report on Form 10-Q for the quarterly period ended July 3, 2005)

10.22	Form of Performance Restricted Stock Rights Agreement* for 2006 grants (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed February 22, 2006)

10.23	Theragenics Corporation Incentive Stock Option Award* (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated February 20, 2007)

10.24	Restricted Stock Award Pursuant to the Theragenics Corporation 2006 Stock Incentive Plan* (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated February 20, 2007)

10.25	Theragenics Corporation 2007 Long-Term Cash Incentive Plan* (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated February 20, 2007)

10.26	Additional Compensation Information*

10.27	Severance Agreement between the Company and James MacLennan dated May 26, 2005* (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed June 2, 2005)

10.28	Severance Agreement between the Company and Tracy Caswell dated May 26, 2005* (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed June 2, 2005)

10.29	Registration Rights Agreement dated May 6, 2005 by and among the Company, Patrick Ferguson and Cynthia Ferguson (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed May 12, 2005)

10.30	Employment Agreement dated May 6, 2005 by and between the Company and Patrick Ferguson* (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 12, 2005)

10.31
Stock Purchase Agreement by and among the Company, CP Medical Corporation, Patrick Ferguson and Cynthia Ferguson (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed April 29, 2005)

10.32
Theragenics Corporation 2006 Stock Incentive Plan* (incorporated by reference to Appendix A to the Company’s definitive proxy statement for its May 9, 2006 annual meeting of stockholders filed with the Securities and Exchange Commission on March 27, 2006).

10.32A	First Amendment to Theragenics Corporation 2006 Stock Incentive Plan* (incorporated by reference to Exhibit 18.1 on Form 8-K filed November 13, 2006)

10.33
Stock Purchase Agreement by and among Theragenics Corporation, James R. Eddings, as Sellers’ Representative, those shareholders and holders of Company Stock Derivatives of Galt Medical Corp. listed on Schedule 1 thereto, dated August 2, 2006 (incorporated by reference to Exhibit 2.1 of Form 8-K filed on August 8, 2006)

10.34	Employment Agreement between Galt Medical Corp. and James R. Eddings, dated as of August 2, 2006 * (incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 8, 2006)

10.35
Registration Rights Agreement between Theragenics Corporation and James R. Eddings, as Sellers’ Representative, dated as of August 2, 2006 (incorporated by reference to Exhibit 10.2 of Form 8-K filed on August 8, 2006).

10.36
Rights Agreement dated February 14, 2007 between the Company and Computershare Investor Services LLC (incorporated by reference to Exhibit 99.1 of the Company’s registration statement on Form 8-A/A filed February 16, 2007)

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

Dated: March 8, 2007 Buford, Georgia

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ M. Christine Jacobs
M. Christine Jacobs	Chief Executive Officer (Principal Executive Officer) President and Director	3/8/07

/s/ Francis J. Tarallo
Francis J. Tarallo	Chief Financial Officer (Principal Financial and Accounting Officer) and Treasurer	3/8/07

/s/ Orwin L. Carter
Orwin L. Carter	Director and Chairman of the Board	3/8/07

/s/ Otis W. Brawley, M.D.
Otis W. Brawley, M.D.	Director	3/8/07

/s/ Luther T. Griffith
Luther T. Griffith	Director	3/8/07

/s/ John V. Herndon
John V. Herndon	Director	3/8/07

/s/ Peter A. A. Saunders
Peter A. A. Saunders	Director	3/8/07

THERAGENICS CORPORATION®

Report of Independent Registered Public Accountants

Board of Directors and Shareholders of
Theragenics Corporation

We have audited the accompanying consolidated balance sheets of Theragenics Corporation (a Delaware corporation) and Subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive earnings (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006 and 2005, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Atlanta, Georgia March 7, 2007

Theragenics Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31,

(Amounts in thousands, except per share data)

ASSETS
	2006	2005
CURRENT ASSETS
Cash and short-term investments	$18,258	$10,073
Marketable securities	14,722	35,535
Trade accounts receivable, less allowance of $617 in 2006 and $517 in 2005	7,556	7,622
Inventories	7,433	5,042
Deferred income tax asset	7,798	—
Prepaid expenses and other current assets	3,478	2,720
Assets held for sale	3,400	3,433

Total current assets	62,645	64,425

PROPERTY, PLANT AND EQUIPMENT - AT COST
Buildings and improvements	22,374	21,793
Machinery and equipment	36,732	35,271
Office furniture and equipment	924	701
	60,030	57,765
Less accumulated depreciation	30,155	25,960
	29,875	31,805
Land and improvements	822	822
Construction in progress	204	139

	30,901	32,766

OTHER ASSETS
Goodwill	38,824	18,370
Other intangible assets	13,762	6,388
Other	112	115

	52,698	24,873

Total Assets	$146,244	$122,064

Theragenics Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS - Continued

December 31,

(Amounts in thousands, except per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	2006	2005
CURRENT LIABILITIES
Accounts payable	$1,768	$1,488
Accrued salaries, wages and payroll taxes	1,512	1,659
Other current liabilities	1,101	1,025

Total current liabilities	4,381	4,172

LONG TERM LIABILITIES
Long-term debt	7,500	—
Deferred income taxes	6,148	—
Contract termination liability	1,513	1,537
Decommissioning retirement	561	672

Total long term liabilities	15,722	2,209

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Common stock - authorized 100,000 shares of $.01 par value; issued and outstanding, 33,096 in 2006 and 32,008 in 2005	331	320
Additional paid-in capital	72,103	68,717
Deferred compensation	—	(94)
Retained earnings	53,789	46,924
Accumulated other comprehensive loss	(82)	(184)

Total shareholders’ equity	126,141	115,683

	$146,244	$122,064

The accompanying notes are an integral part of these consolidated statements.

Theragenics Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE EARNINGS (LOSS)

Year ended December 31,

(Amounts in thousands, except per share data)

	2006	2005	2004
Revenue
Product sales	$53,076	$43,693	$33,030
Licensing fees	1,020	577	308
	54,096	44,270	33,338

Cost of sales	27,752	23,763	14,122

Gross profit	26,344	20,507	19,216

Operating expenses
Selling, general and administrative	19,951	19,652	17,619
Amortization of purchased intangibles	1,371	500	—
Research and development	805	3,632	9,583
Restructuring expenses	369	33,390	—
(Gain) loss on sale of assets	(201)	14	15
	22,295	57,188	27,217

Earnings (loss) from operations	4,049	(36,681)	(8,001)

Other income (expense)
Interest income	1,541	1,429	1,209
Interest and financing costs	(419)	(160)	(171)
Other	(18)	12	111
	1,104	1,281	1,149

Earnings (loss) before income taxes	5,153	(35,400)	(6,852)

Income tax benefit	(1,712)	(6,394)	(2,542)

NET EARNINGS (LOSS)	$6,865	$(29,006)	$(4,310)

Theragenics Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE EARNINGS (LOSS) - Continued

Year ended December 31,

(Amounts in thousands, except per share data)

	2006	2005	2004
NET EARNINGS (LOSS) PER SHARE
Basic	$0.21	$(0.93)	$(0.14)
Diluted	$0.21	$(0.93)	$(0.14)

WEIGHTED AVERAGE SHARES
Basic	32,452	31,273	29,971
Diluted	32,540	31,273	29,971

COMPREHENSIVE EARNINGS (LOSS)
Net earnings (loss)	$6,865	$(29,006)	$(4,310)

Comprehensive earnings (loss), net of taxes
Reclassification adjustment for realized loss included in net earnings	39	—	—
Unrealized gain (loss) on securities available for sale, net of taxes	63	(50)	(143)

Total comprehensive earnings (loss)	$6,967	$(29,056)	$(4,453)

The accompanying notes are an integral part of these consolidated financial statements.

Theragenics Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three years ended December 31, 2006

(Amounts in thousands, except per share data)

	Common Stock
	Number of Shares	Par value $0.01	Additional paid-in capital	Deferred compensation	Retained earnings	Accumulated other comprehensive income	Total

Balance, December 31, 2003	29,944	$299	$61,778	$—	$80,240	$9	$142,326

Exercise of stock options	18	1	29	—	—	—	30

Employee stock purchase plan	20	—	78	—	—	—	78

Share based compensation	7	—	102	(23)	—	—	79

Unrealized loss on securities available-for-sale	—	—	—	—	—	(143)	(143)

Net loss for the year	—	—	—	—	(4,310)	—	(4,310)

Balance, December 31, 2004	29,989	$300	$61,987	$(23)	$75,930	$(134)	$138,060

Issuance of common stock for acquisition of CP Medical	1,840	18	6,083	—	—	—	6,101

Exercise of stock options	112	1	272	—	—	—	273

Employee stock purchase plan	32	1	89	—	—	—	90

Issuance of restricted shares	35	—	120	(120)	—	—	—

Share based compensation	—	—	166	49	—	—	215

Unrealized loss on securities available-for-sale	—	—	—	—	—	(50)	(50)

Net loss for the year	—	—	—	—	(29,006)	—	(29,006)

Balance, December 31, 2005	32,008	$320	$68,717	$(94)	$46,924	$(184)	$115,683

Theragenics Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - Continued
For the three years ended December 31, 2006

(Amounts in thousands, except per share data)

	Common Stock
	Number of Shares	Par value $0.01	Additional paid-in capital	Deferred Compensation	Retained earnings	Accumulated other comprehensive income	Total

Balance, December 31, 2005	32,008	$320	$68,717	$(94)	$46,924	$(184)	$115,683

Adoption of SFAS 123R	—	—	(94)	94	—	—	—

Issuance of restricted units and restricted shares	80	1	(1)	—	—	—	—

Issuance of common stock for acquisition of Galt	978	10	3,042	—	—	—	3,052

Employee stock purchase plan	30	—	77	—	—	—	77

Share based compensation	—	—	362	—	—	—	362

Reclassification adjustment for realized loss included in net earnings, net of tax	—	—	—	—	—	39	39

Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	63	63

Net earnings for the year	—	—	—	—	6,865	—	6,865

Balance, December 31, 2006	33,096	$331	$72,103	$—	$53,789	$(82)	$126,141

The accompanying notes are an integral part of these consolidated statements.

Theragenics Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,

(Amounts in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net earnings (loss)	$6,865	$(29,006)	$(4,310)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation & amortization	6,029	6,818	6,946
Deferred income taxes	(1,935)	(6,510)	(131)
Impairment of long-term assets	—	28,789	—
Other non-cash restructuring charges	—	3,315	—
Stock-based compensation	362	215	79
Deferred rent	(24)	(2)	(2)
Provision for allowances	517	326	78
Decommissioning retirement liability	(111)	—	—
(Gain) loss on sale of equipment	(201)	14	15
Realized loss on sale of marketable securities	39	—	—
Changes in assets and liabilities:
Accounts receivable	764	(657)	(2,015)
Inventories	(1,113)	(873)	(1,164)
Prepaid expenses and other current assets	(745)	1,527	539
Other assets	27	9	58
Trade accounts payable	(41)	(1,041)	(267)
Accrued salaries, wages and payroll taxes	(342)	980	31
Other liabilities	(125)	285	269

Net cash provided by operating activities	9,966	4,189	126

Cash flows from investing activities:
Purchases and construction of property and equipment	(733)	(533)	(3,263)
Proceeds from sale of equipment	234	—	2
Acquisition of business, net of cash acquired	(29,656)	(20,468)	(1,000)
Purchases of marketable securities	(9,699)	(22,455)	(27,624)
Maturities of marketable securities	24,535	20,527	14,997
Proceeds from sales of marketable securities	5,961	—	—

Net cash used in investing activities	(9,358)	(22,929)	(16,888)

Cash flows from financing activities:
Proceeds from long-term debt	7,500	—	—
Proceeds from exercise of stock options and stock purchase plan	77	363	108

Net cash provided by financing activities	7,577	363	108

Theragenics Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

Year ended December 31,

(Amounts in thousands)

	2006	2005	2004

Net increase (decrease) in cash and short-term investments	$8,185	$(18,377)	$(16,654)

Cash and short-term investments at beginning of year	10,073	28,450	45,104

Cash and short-term investments at end of year	$18,258	$10,073	$28,450

Supplementary Cash Flow Disclosure

Interest paid	$419	$80	$101
Income taxes paid (received)	$281	$(543)	$21

Non-cash investing and financing activities:

Stock issued for acquisition	$3,052	$6,101	$—

The accompanying notes are an integral part of these consolidated statements.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Theragenics Corporation (the “Company”) is a medical device company serving the cancer treatment and surgical markets, operating in two business segments. In its brachytherapy seed business, the Company produces, markets and sells TheraSeed®, its premier palladium-103 prostate cancer treatment device, I-Seed, its iodine-125 based prostate cancer treatment device, and related products and services. The Company’s surgical products business consists of wound closure and vascular access products. Wound closure includes sutures, needles and other surgical products with applications in, among other areas, urology, veterinary, cardiology, orthopedics, plastic surgery and dental. Vascular access includes introducers and guidewires used in the interventional radiology, interventional cardiology and vascular surgery markets.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1.    Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, CP Medical Corporation (“CP Medical”) and Galt Medical Corp. (“Galt”) All significant intercompany accounts and transactions have been eliminated. The Company has no unconsolidated entities and no special purpose entities.

2.    Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the balance sheet, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

5.    Marketable Securities and Fair Value of Financial Instruments

The Company’s financial instruments include cash, cash equivalents and marketable securities. The carrying value of cash and cash equivalents approximates fair value due to the relatively short period to maturity of the instruments. Marketable securities, which consist primarily of high-credit quality corporate and municipal obligations, are classified as available-for-sale and are reported at fair value based upon quoted market prices, with unrealized gains or losses excluded from earnings and included in other comprehensive income, net of applicable taxes. The cost of marketable securities sold is determined using the specific identification method.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

Available-for-sale securities consist of (in thousands):

	December 31,
	2006			2005
	Amortized Cost	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Loss	Estimated Fair Value
State and municipal securities	$352	$(3)	$349	$5,485	$(39)	$5,446
U.S. government and agency securities	2,000	(1)	1,999	3,107	(14)	3,093
Corporate and other securities	12,500	(126)	12,374	27,127	(131)	26,996
Total	$14,852	$(130)	$14,722	$35,719	$(184)	$35,535

The estimated fair value of marketable securities by contractual maturity at December 31, 2006, is as follows (in thousands):

Due in one year or less	$6,477
Due after one year through five years	$7,136
Due after five years	$1,109

6.    Accounts Receivable and Allowance for Doubtful Accounts and Returns

Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company’s accounts receivable arises from sales in their various markets. The Company maintains an allowance for doubtful accounts based upon the review of accounts receivable aging and management’s estimate of the expected collectibility of accounts receivable. The collectibility of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific reserve for bad debt is recorded to reduce the related receivable to the amount expected to be recovered.

7.    Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Market is replacement cost or net realizable value. The Company estimates reserves for inventory obsolescence based on management’s judgment of future realization. Inventories consist of the following (in thousands):

	December 31,
	2006	2005

Raw materials	$4,409	$2,381
Work in progress	950	531
Finished goods	1,608	1,422
Spare parts and supplies	935	921
	7,902	5,255
Allowance for obsolete inventory	(469)	(213)
Total	$7,433	$5,042

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

8.    Property, Equipment, and Depreciation

Property and equipment are recorded at historical cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives on a straight-line basis. Depreciation expense related to property and equipment charged to operations was approximately $4,195,000, $6,106,000 and $6,872,000 for 2006, 2005 and 2004, respectively. Estimated service lives are 30 years for buildings and improvements, and 3 to 15 years for machinery, equipment and furniture. Expenditures for repairs and maintenance not considered to substantially lengthen the life of the asset or increase capacity or efficiency are charged to expense as incurred.

9.    Impairment of Long-Lived Assets

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company periodically evaluates long-lived assets, including property, plant and equipment and definite lived intangible assets whenever events or changes in conditions may indicate that the carrying value may not be recoverable. Factors that management considers important that could initiate an impairment review include the following:

       •           significant operating losses;
       •           recurring operating losses;
       •           significant adverse change in legal factors or in the business climate
       •           significant declines in demand for a product produced by an asset capable of producing only that product;
       •           assets that are idled or held for sale;
       •           assets that are likely to be divested

The impairment review requires the Company to estimate future undiscounted cash flows associated with an asset or group of assets. If the future undiscounted cash flows are less than the carrying amount of the asset, the Company must estimate the fair value of the asset. If the fair value of the asset is below the carrying value, then the difference will be written-off. Estimating future cash flows requires the Company to make judgments regarding future economic conditions, product demand and pricing. Although the Company believes its estimates are appropriate, significant differences in the actual performance of the asset or group of assets may materially affect the Company’s asset values and results of operations.

Impairment charges of $28.8 million related to assets held for sale were recorded in 2005. These assets consisted of buildings and equipment for operations that have been permanently closed in conjunction with the Company’s 2005 restructuring activities. The charges represent the difference between the carrying value of the assets and their estimated fair value.

10.   Goodwill and Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized. The Company tests such goodwill and other intangible assets with indefinite lives for impairment annually, or more frequently if events or circumstances indicate that an asset might be impaired. Other intangible assets determined to have definite lives are amortized over their useful lives. The Company reviews these other intangible assets with definite lives for impairment to ensure they are appropriately valued if conditions exist that indicate the carrying value may not be recoverable.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

11.   Income Taxes

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

13.   Share Based Compensation

The Company adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”), effective January 1, 2006. SFAS No. 123R revises SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS No. 123R requires compensation costs related to share based payments, including stock options and other equity awards, to be measured based on the grant date fair value of the award. The Company has adopted SFAS No. 123R using the modified prospective application, which applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006 is recognized as the requisite service is rendered, based on their grant date fair value as calculated for the pro forma disclosures required under SFAS No. 123. Accordingly, financial results for prior periods have not been restated. Previously, the Company accounted for share based payments in accordance with APB 25. In accordance with APB 25, compensation cost was recorded for restricted stock and stock unit awards and recognized over the vesting periods of the awards. No compensation had been recognized for stock options issued to employees and directors, as all options granted had an exercise price at least equal to the market value of the underlying common stock at the date of grant.

Stock options outstanding at January 1, 2006 for which the requisite service period had not been rendered were not significant. Restricted stock and stock unit awards were previously recorded using fair value in a manner substantially equivalent to the accounting required under SFAS No. 123R. Accordingly, the adoption of SFAS No. 123R did not have a material effect on the Company’s results of operations, earnings per share or cash flows in 2006.

14. Research and Development Costs

Research and development (R&D) costs are expensed as incurred.

15. Advertising

Advertising costs are expensed as incurred, and totaled approximately $2,447,000, $3,054,000 and $3,430,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

16.   Reclassifications

Certain amounts have been reclassified in the 2005 and 2004 financial statements in order to conform to the 2006 presentation.

17.   Recently Issued Accounting Standards

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. On December 31, 2006, the Company adopted SAB 108. The adoption of SAB 108 did not impact the financial statements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS Statement No. 109, Accounting for Income Taxes. FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. FIN 48 is effective for the Company beginning January 1, 2007. While the Company is still evaluating the impact of this statement, it does not currently believe it will have a material impact on its financial statements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for the Company beginning January 1, 2008. The Company is still evaluating the impact of this statement and its potential impact on its financial statement has not been determined.

NOTE C - ACQUISITIONS

The Company accounts for acquisitions under the purchase method of accounting, in accordance with SFAS No. 141, Business Combinations. Accordingly, the purchase price is allocated based on the fair values of the assets acquired and liabilities assumed at the date of acquisition, with the excess of the purchase price over the fair value of the net assets acquired recorded as goodwill. Results of operations of acquired companies are included subsequent to the acquisition date.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
CP Medical

The Company acquired all of the outstanding common stock of CP Medical on May 6, 2005. The total purchase price, including transaction costs, was approximately $26.7 million, including $20.6 million in cash and 1,840,458 shares of common stock valued at approximately $6.1 million. CP Medical is a manufacturer and distributor of innovative wound closure and other medical products such as sutures, cardiac pacing cables, brachytherapy needles and supplies, and other surgical products. These products have applications in urology, veterinary, cardiology, plastic surgery, dental, orthopedics, and other fields. This acquisition established a new growth platform for the Company within the field of medical devices and serves to diversify the Company’s product offerings within its brachytherapy business. Following is a summary of the fair value of the assets acquired and liabilities assumed (in thousands):

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

Galt

The Company acquired all of the outstanding common stock and other equity interests of Galt on August 2, 2006. The total purchase price, including transaction costs, was approximately $32.7 million (net of cash acquired of approximately $2.3 million). The purchase price was paid $29.6 million in cash and the issuance of 978,065 shares of common stock valued at approximately $3.1 million. Galt develops, manufactures and markets disposable medical devices utilized for vascular access, primarily serving the interventional radiology, interventional cardiology and vascular surgery markets. Galt’s current products include guidewires, micro-introducer kits and tear-away introducer sets and kits, and hemostasis valved introducer kits and sets. This transaction further diversifies Theragenics’ medical device and surgical businesses and leverages the Company’s existing strengths within these markets.

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

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

$2.9 million of deferred income tax liability arising from fair value adjustments in purchase accounting related to the acquisition of Galt were recorded as a reduction of the allowance for the Company’s net deferred tax asset and a reduction in the goodwill arising from the transaction. The deferred income tax liability of $333,000 recorded in the purchase allocation above relates to the fair value of the trade name acquired, for which the income tax basis is zero and for which the timing of the deduction for financial reporting purposes cannot be determined.

Pro Forma Information

The following unaudited pro forma summary combines the Company’s results with those of the acquired companies as if the acquisitions had occurred at the beginning of the calendar year of the period presented. This unaudited pro forma information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had the acquisitions been completed as of the beginning of the calendar year presented, and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition (in thousands, except per share data):

	Year Ended December 31,
	2006	2005
Revenue	$60,086	$55,063
Net earnings (loss)	$7,685	$(28,481)
Earnings per share
Basic	$.23	$(0.87)
Diluted	$.23	$(0.87)

Certain pro forma adjustments have been made to reflect the impact of the purchase transactions, primarily consisting of amortization of intangible assets with determinate lives, reductions in interest income as a result of cash used in the acquisition, increases in interest expense resulting from borrowings under the Company’s credit facility, elimination of share based compensation on equity awards that terminated upon a change in control of the acquired company, and increases in weighted average shares outstanding for the common shares issued in each transaction. The pro forma adjustments also include non-recurring charges of $474,000 and $341,000 in 2006 and 2005, respectively, for amortization of the fair market value adjustments for inventory and backlog.

NOTE D - GOODWILL AND INTANGIBLE ASSETS

Goodwill and trade names are assigned to reporting units and are not amortized. The Company performs tests for impairment of goodwill and other intangible assets that are not amortized on an annual basis, or more frequently if events or circumstances indicate it might be impaired. Such tests include comparing the estimated fair value of the reporting unit with its carrying value, including goodwill and other intangible assets that are not amortized. Impairment assessments are performed primarily using discounted cash flow analyses. Assumptions used in these analyses are consistent with the Company’s internal planning. The Company completed its most recent annual impairment assessments in the fourth quarter of 2006 after its annual forecasting and budgeting process, and determined that goodwill and other intangible assets were not impaired.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

Changes in the carrying amount of goodwill are as follows (in thousands):

	Surgical products	Brachytherapy	Total
Balance, January 1, 2004	$—	$1,578	$1,578
Final progress payment for I-Seed line	—	1,000	1,000
Balance, December 31, 2004	—	2,578	2,578
Goodwill acquired during year	15,792	—	15,792
Balance, December 31, 2005	15,792	2,578	18,370
Goodwill acquired during year	20,454	—	20,454
Balance, December 31, 2006	$36,246	$2,578	$38,824

Other intangibles assets include the following (in thousands):

	December 31,
	2006	2005	Weighted Average Life
Trade names	$2,600	$1,700	indefinite
Customer relationships	8,600	3,500	8 years
Non-compete agreements	2,969	1,269	4 years
Developed technology	1,260	360	12 years
Loan fees, patents and other	414	290	12 years

	15,843	7,119
Accumulated amortization	2,081	731
	$13,762	$6,388

At December 31, 2006, the weighted average life of intangible assets subject to amortization was 7.6 years. Amortization expense related to purchased intangibles was $1,371,000 and $500,000 in 2006 and 2005, respectively, and is disclosed as such in the accompanying consolidated statements of operations and comprehensive earnings. Amortization expense related to other intangibles was $21,000, $57,000 and $24,000 for 2006, 2005 and 2004, respectively, and is included in selling, general and administrative expenses.

As of December 31, 2006, future approximate aggregate amortization expense for intangible assets subject to amortization is as follows (in thousands):

Year Ending December 31,
2007	$1,881
2008	1,877
2009	1,835
2010	1,471
2011	1,186
Beyond	2,912
$11,162

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
NOTE E - RESTRUCTURING

On August 11, 2005, the Company announced a restructuring that resulted in the closure of the Plasma Separation Process (“PSP”) facility in Oak Ridge, Tennessee, ended the research and development activities related to the use of palladium-103 in the vascular, macular degeneration and breast cancer areas, and eliminated production of radiochemical products. All of these activities were within the Company’s brachytherapy seed business segment. Curtailing these activities allowed the Company to shrink its asset base by shutting down six cyclotrons, closing its Newton Terrace facility in Buford, Georgia, and closing its PSP facility in Oak Ridge, Tennessee. The objective of the restructuring was to sharpen the Company’s focus on its two business segments, brachytherapy seeds and surgical products, as well as provide a more focused platform for continued diversification and expansion through acquisitions and other channels.

As a result, restructuring charges of $33.4 million were recorded in 2005. These restructuring charges were comprised of one time, non-cash impairment charges totaling $28.8 million, which were related to impairment of long-lived assets including the PSP equipment and facilities in Oak Ridge, Tennessee, the Newton Terrace facility in Buford, Georgia, and six cyclotrons and related facilities; other one time, non-cash charges of $3.3 million, including write off of inventory, other assets and contract termination costs related to the Oak Ridge land lease; and $1.3 million of severance, site exit and disposal costs and other expenses. The Company also incurred $369,000 of restructuring charges in 2006 associated with site exit and disposal activities related to the Oak Ridge facility. The restructuring activities were completed in the second quarter of 2006.

A schedule of certain information related to these restructuring charges follows (in thousands):

	Total amount expected to be incurred	Amount incurred in 2006	Cumulative amount incurred through December 31, 2006
Impairment of long-lived assets	$28,789	$—	$28,789
Write off of inventory and other assets	1,757	—	1,757
Contract termination costs	1,495	—	1,495
Severance costs	904	14	904
Site exit and disposal costs	712	355	712
Other	102	—	102
	$33,759	$369	$33,759

A reconciliation of liabilities attributable to the restructuring follows (in thousands):

	Accrual at December 31, 2005	Charged to expenses	Payments	Accrual at December 31, 2006
Contract termination costs	$1,560	$—	$23	$1,537
Severance	530	14	382	162
Site exit and disposal activities	—	355	355	—

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

Contract termination costs relate to the land lease at the Oak Ridge, Tennessee facility. This represents a liability for costs that will continue to be incurred through the remaining term of that lease agreement without economic benefit to the Company, measured at its fair value when the Company ceased using the facility in August 2005. The accrual includes $24,000 and $23,000 classified as other current liabilities in the accompanying consolidated balance sheets at December 31, 2006 and 2005, respectively, representing the current portion of the liability due.

Severance costs were expensed as they became vested in accordance with the terms of the severance agreements. Site exit and disposal costs were expensed as incurred.

Assets held for sale of approximately $3.4 million at December 31, 2006, represents the estimated fair market value of the Oak Ridge related equipment and facilities to be disposed of related to the restructuring.

NOTE F - ASSET RETIREMENT OBLIGATIONS

The Company provides for retirement obligations relating to future decommissioning costs associated with the Company’s equipment and buildings in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations. The liability is recorded at present value by discounting the Company’s estimated future cash flows associated with future decommissioning activities using the Company’s estimated credit-adjusted borrowing rate. The asset retirement obligation has been recorded in the accompanying consolidated balance sheets and will be adjusted to fair value over the estimated useful lives of the assets as an accretion expense. Changes in estimated future cash flows are adjusted in the period of change.

The following summarizes activity in the Company’s asset retirement obligation liability (in thousands):

	Year Ended
	2006	2005
Asset retirement obligation at beginning of period	$672	$549
Accretion expense	46	77
Revision in estimated cash flows	(157)	46
Asset retirement obligation at end of period	$561	$672

NOTE G - CREDIT AGREEMENT

The Company has a credit agreement with a financial institution that provides for borrowings of up to $40.0 million, including a $5.0 million sub-limit for letters of credit (the “Credit Agreement”). Interest on outstanding borrowings is payable at the rate of interest periodically designated by the financial institution as its base rate, or, at the option of the Company, interest may accrue at a LIBOR based rate, plus an applicable margin which is subject to quarterly adjustment. Interest on base rate loans is payable monthly, while interest on LIBOR loans is payable on the last day of the applicable one, two or three month interest period. At December 31, 2006, the Company had $7.5 million of borrowings outstanding under the Credit Agreement at an interest rate of LIBOR plus 1% (6.3% at December 31, 2006). All outstanding borrowings are due upon expiration of the Credit Agreement, which is October 31, 2009. No borrowings were outstanding under the Credit Agreement at December 31, 2005.

The Credit Agreement is unsecured, but provides for a lien to be established on substantially all of the assets of the Company (subject to certain exceptions) in the event certain events of default occur under the Credit Agreement. The Credit Agreement contains representations and warranties, as well as affirmative, reporting and negative covenants, customary for financings of this type. Among other things, certain provisions of the Credit Agreement limit the incurrence of additional debt and require the maintenance of certain financial ratios. The Company was in compliance with these debt covenants at December 31, 2006.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

The Company has letters of credit outstanding under the Credit Agreement as of December 31, 2006 totaling approximately $876,000. These letters of credit are related to asset retirement liabilities of long-lived assets and utility deposits. The letters of credit are subject to terms identical to those of borrowings under the Credit Agreement.

NOTE H - INCOME TAXES

The income tax provision (benefit) consisted of the following (in thousands):
	Year ended December 31,
	2006	2005	2004

Current	$134	$—	$(2,248)
Federal	89	116	(163)
State	223	$116	$(2,411)
Deferred
Federal	$1,745	$(5,699)	$(148)
State	(55)	(811)	17
Change in allowance	(3,625)	—	—
	$(1,935)	$(6,510)	$(131)

Income tax benefit	$(1,712)	$(6,394)	$(2,542)

The Company’s temporary differences are summarized as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Asset held for sale	4,414	4,427
Net operating loss carryforwards	3,583	4,461
Non-deductible accruals and allowances	265	808
Inventories	284	310
Share based compensation	471	383
Asset retirement obligation	207	223
Credits	511	377
Contract termination liability	569	577
Other	284	95
Gross deferred tax assets	10,588	11,661
Deferred tax liabilities:
Property and equipment	(5,009)	(4,616)
Goodwill and intangible assets	(3,669)	(289)
Other	(21)	—
Gross deferred tax liabilities	(8,699)	(4,905)

Valuation allowance	(239)	(6,756)

Net deferred tax asset	$1,650	$—

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

The net deferred tax asset is classified in the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2006	2005
Current deferred tax asset	$7,798	$—
Long-term deferred tax liability	(6,148)	—
Net deferred tax asset	$1,650	$—

Activity in the allowance for deferred tax assets is as follows (amounts in thousands):
	Year Ended December 31,
	2006	2005	2004
Valuation allowance, beginning of period	$6,756	$—	$—
Increase in allowance	—	6,756	—
Decrease in allowance from acquisition	(2,892)	—	—
Release of allowance	(3,625)	—	—
Valuation allowance, end of period	$239	$6,756	—

Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates that they are realizable. At such time, if it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance is adjusted. The $6.8 million net deferred tax asset arose in 2005 primarily as a result of the existence of operating losses and other deductible temporary differences related to the Company’s 2005 restructuring. At that time, a valuation allowance for the entire amount of the net deferred tax asset was established due to uncertainties surrounding its realizability. In the third quarter of 2006, $2.9 million of deferred income tax liabilities arising from fair value adjustments in purchase accounting related to the acquisition of Galt were recorded as a reduction of the allowance. During the fourth quarter of 2006, the Company determined it was more likely than not that a significant portion of these deferred tax assets would be realized and released $3.6 million of the valuation allowance. Factors considered by management in the fourth quarter of 2006 included, among other things, the Company’s performance for the year which included four consecutive quarters of profitability, a full fiscal year of realization of the cost savings associated with the 2005 restructuring which exceeded the expected cost savings, certain changes in federal laws and policies occurring in December 2006 related to Medicare reimbursement of brachytherapy seeds, and the continued successful diversification of the Company’s business through its surgical products segment. The remaining allowance of $239,000 relates primarily to certain state net operating loss carryforwards for which the Company believes it is more likely than not that the benefit will not be realized.

A reconciliation of the statutory federal income tax rate and the effective tax rate follows:

	2006	2005	2004
Tax at applicable federal rates	35.0%	(35.0)%	(35.0)%
State tax, net of federal income tax	2.2	(2.0)	(2.0)
Deferred tax asset valuation allowance	(70.0)	18.9	—
Tax exempt interest	(0.9)	(0.3)	(1.7)
Other	.5	0.3	1.6
	(33.2)%	(18.1)%	(37.1)%

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

The Company has net operating loss carryforwards of approximately $9.0 million that expire in 2025. The Company also has research and development tax credit carryforwards of approximately $237,000, which expire by 2025 and alternative minimum tax credit carryforwards of approximately $274,000.

NOTE I - COMMITMENTS AND CONTINGENCIES

Licensing Agreement

The Company holds a worldwide exclusive license from the University of Missouri for the use of technology patented by the University, used in the Company’s TheraSphere® product. The licensing agreement provides for the payment of royalties based on the level of sales and on lump sum payments received pursuant to a licensing agreement with Nordion International, Inc.

The Company has granted certain of its geographical rights under the licensing agreement with the University of Missouri to Nordion International, Inc., a Canadian company that is a producer, marketer and supplier of radioisotope products and related equipment. Under the Nordion agreement, the Company is entitled to licensing fees for each geographic area in which Nordion receives new drug approval. The Company will also be entitled to a percentage of revenues earned by Nordion as royalties under the agreement. Royalties from this agreement are recorded as “Licensing fees” in the accompanying consolidated statements of operations. 2006 includes $400,000 of one-time license fee revenue resulting from Nordion’s obtaining CE marking and European registration for TheraSphere® during the year.

Lease Commitments and Obligations

The Company leases equipment and production, warehouse, office and other space under non-cancelable leases that expire at various dates through April 2011. Approximate minimum lease payments under the leases are as follows: 2007, $522,000; 2008, $526,000; 2009, $471,000; 2010, $245,000 and 2011, $94,000.

The Company leases certain production, warehouse and office space from an entity controlled by the former owner of CP Medical, who is currently an officer and stockholder of Theragenics. Monthly payments of approximately $14,000 are due under this lease through April 2010 and are included in the above lease commitments.

Rent expense was approximately $471,000, $453,000 and $366,000 for the years ended December 31, 2006, 2005 and 2004, respectively, including rent expense of approximately $167,000 and $109,000 in 2006 and 2005, respectively, under the related party leases referred to above.

The contract termination liability of $1,537,000 (including $24,000 classified as short term) included in the accompanying consolidated balance sheet at December 31, 2006, consists of the present value of future payments due under the Company’s Oak Ridge land lease, using a discount rate of 8.5%. This represents a liability for costs that will continue to be incurred through the remaining term of that lease agreement without economic benefit to the Company, measured at its fair value when the Company ceased using its Oak Ridge facility in August 2005, and recorded in connection with the Company’s restructuring. The land lease requires monthly payments of $12,824 through April 2029, adjusted every five years beginning in 2010 for changes in the Consumer Price Index. Future maturities of obligations under this lease are as follows: 2007, $24,136; 2008, $26,269; 2009, $28,591; 2010, $31,119; 2011, $33,869; beyond, $1,393,404.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
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

On May 14, 1999 a stockholder of the Company filed a derivative complaint in the Delaware Court of Chancery purportedly on behalf of the Company, alleging that certain directors breached their fiduciary duties by engaging in the conduct that was alleged in the consolidated federal class action complaint.  During 2006, the plaintiff voluntarily dismissed the derivative suit with no financial settlement due.

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

NOTE J - SHARE BASED COMPENSATION AND SHAREHOLDERS’ EQUITY

The Company provides share-based compensation under equity incentive plans approved by stockholders, which provide for the granting of stock options, restricted stock and other equity incentives. As of December 31, 2006 there were 2,150,867 options and restricted stock rights outstanding and 1,604,814 shares of Common Stock remaining available for issuance under the Company’s equity incentive plans. The Company issues new shares from its authorized but unissued share pool.

Stock Options

Stock options granted to date have had an exercise price at least equal to 100% of market value of the underlying common stock on the date granted. These options expire ten years from the date of grant and become exercisable over a three to five-year vesting period.

On May 11, 2004, the Board of Directors approved the vesting of all options with an exercise price greater than the closing price of the Company’s stock on May 11, 2004. This acceleration was approved in anticipation of the issuance of Statement of Financial Accounting Standards No. 123R, and resulted in 352,000 of previously unvested options immediately becoming vested. Each of these options had exercise prices greater than the closing price of the Company’s stock on May 11, 2004 and, accordingly, this acceleration did not result in any charge to the Company’s results of operations.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

The following is a summary of activity in stock options outstanding during the year ended December 31, 2006 (shares in thousands):

	Shares	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate intrinsic value
Outstanding, beginning of period	2,433	$9.90		$—
Granted	—	—		—
Exercised	—	—		—
Forfeited	(2)	3.95		—
Expired	(415)	7.97		—
Outstanding, end of period	2,016	$10.30	3.3	$—
Exercisable at end of period	1,954	$10.50	3.1	$—

A summary of the status of the Company’s non-vested stock options as of December 31, 2006 and changes during the year then ended follows (shares in thousands):

Non-vested options	Shares	Weighted average grant date fair value
Non-vested at January 1, 2006	140	$1.87
Granted	—	—
Vested	(76)	2.03
Forfeited	(2)	1.38
Non-vested at December 31, 2006	62	$1.69

A summary of grant date fair values and intrinsic values follows (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005	2004
Weighted average grant date fair value of options granted	N/A	$1.38	$2.77
Total intrinsic value of options exercised	N/A	$62	$66
Total fair value of options vested	$155	$506	$920

The Company recognizes compensation expense for awards with graded vesting on a straight-line basis over the requisite service period for each separately vesting portion of the award. Compensation cost related to stock options totaled $62,000 for the year ended December 31, 2006. As of December 31, 2006 there was approximately $14,000 of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 1 year.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

Restricted Stock

The Company may issue restricted stock to employees, directors and others. Restrictions limit the sale or transfer of the shares until vested. Vesting of restricted stock is time-based over a three-year period. A summary of activity in non-vested restricted stock awards for the year ended December 31, 2006 follows (shares in thousands):

Non-vested Restricted Stock	Shares	Weighted average grant date fair value
Non-vested at January 1, 2006	35	$3.44
Granted	40	3.21
Vested	(22)	3.44
Forfeited	—	—
Non-vested at December 31, 2006	53	$3.27

Compensation cost related to the restricted shares is based on the grant date fair value of the common stock granted and is recorded over the requisite service period of three years. The weighted average per share grant date fair value of restricted shares issued was $3.21, $3.45 and $3.91 in 2006, 2005 and 2004, respectively. Compensation expense related to the restricted stock totaled approximately $115,000, $50,000 and $4,000 in 2006, 2005 and 2004, respectively. As of December 31, 2006, there was approximately $106,000 of unrecognized compensation cost related to the restricted shares, which is expected to be recognized over a weighted average period of 1.4 years.

Stock Units

The Company issues restricted stock units and performance restricted stock units. The following is a summary of activity for Stock Units:

Restricted Stock Units

In August 2004, the Board of Directors granted an aggregate of 48,000 Restricted Stock Units to executive officers which vested on December 31, 2005. The weighted average grant date fair value of these awards was $3.90. In August 2005 the Board of Directors granted 10,000 Restricted Stock Units to a newly appointed executive officer that vested on December 31, 2006. The grant date fair value of this award was $3.42. Vesting for all Restricted Stock Units was time-based. Compensation cost related to the Restricted Stock Units was based on the grant date fair value of the common stock granted and recorded over the requisite service period. Compensation expense related to the Restricted Stock Units totaled approximately $24,000, $115,000 and $55,000 in 2006, 2005 and 2004, respectively.

Performance Restricted Stock Units

The Board of Directors approved the issuance of performance restricted stock units in 2004 and 2005 to executive officers as long-term incentives (the “2004 and 2005 Performance Restricted Stock Units”). Under the original terms of these long-term incentives, the number of shares issuable upon vesting of each of the 2004 and 2005 Performance Restricted Stock Units was dependent upon on the Company’s stock price appreciation plus dividends paid (total shareholder return, or “TSR”) relative to the TSR of an industry peer group based on a fixed schedule over a three year period. Each Performance Restricted Stock Unit represented the right to a minimum of 0.30 of a share of common stock and a maximum of 2 shares of common stock, provided the employee remained in the Company’s employ as of the vesting date.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

Under SFAS No. 123R, the Company’s 2004 and 2005 Performance Restricted Stock Units based on TSR would be considered to be based on a “market condition” as defined in SFAS No. 123R. Under SFAS No. 123R, valuation of share based payments with market conditions requires a complex valuation methodology that would be unduly costly for a company the size of Theragenics. In view of this potentially significant administrative cost associated with valuing the Company’s outstanding Performance Restricted Stock Units under SFAS No. 123R, in November 2005 the Compensation Committee of the Board of Directors revised the 2004 and 2005 Performance Restricted Stock Units held by current executive officers. The revision included termination of the performance cycle for measuring TSR under the outstanding 2004 and 2005 Performance Restricted Stock Units as of December 31, 2005. As a result, the number of shares to be issued upon vesting was determined based on TSR through December 31, 2005. Vesting remains conditioned on continued employment through the original term of the award, subject to acceleration in certain events as set forth in the original award. Terms of 2004 and 2005 Performance Restricted Stock Units outstanding and held by former employees were not changed.

In February 2006, the Compensation Committee approved the issuance of 104,000 performance restricted stock units to executive officers, which vest on December 31, 2008 (the “2006 Performance Restricted Stock Units”). The number of common shares issuable upon vesting of the 2006 Performance Restricted Stock Units is subject to a minimum of 31,200 shares and a maximum of 208,000 shares, and will be partly based on the Company’s revenue and earnings per share from 2006 to 2008, relative to its strategic objectives over the same period, and partly based on the subjective discretion of the Compensation Committee. The grant date fair value of the 2006 Performance Restricted Stock Units was based on the fair value of the underlying common stock and is recognized over the three-year requisite service period. For the portion of the 2006 Performance Restricted Stock Units containing performance conditions, the grant date fair value is adjusted each period for the number of shares ultimately expected to be issued. For the portion of the 2006 Performance Restricted Stock Units subject to discretionary performance conditions, the grant date has not been established and accordingly, the fair value of the award is updated each period for changes in the fair value of the underlying common stock.

A summary of activity in non-vested Performance Restricted Stock Units follows (shares in thousands):

Non-vested Performance Restricted Stock Units	Units	Weighted average grant date fair value
Non-vested at January 1, 2006	87	$3.94
Granted	104	3.33
Vested	(43)	4.21
Forfeited	—	—
Non-vested at December 31, 2006	148	$3.43

The minimum, target and maximum shares issuable under the Performance Restricted Stock Units outstanding at December 31, 2006 are as follows (shares in thousands):

Shares
Minimum award	45
Target award	148
Maximum award	294

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

The weighted average per share grant date fair value of Performance Restricted Stock Units granted was $3.33, $3.66 and $4.30 in 2006, 2005 and 2004, respectively. Compensation cost related to Performance Restricted Stock Units totaled $150,000, $50,000 and $20,000 in 2006, 2005 and 2004, respectively. As of December 31, 2006 there was approximately $233,000 of unrecognized compensation cost related to Performance Restricted Stock Units issued to employees, which is expected to be recognized over a weighted average period of 1.3 years.

Employee Stock Purchase Plan

The Theragenics Corporation Employee Stock Purchase Plan (the “ESPP”) allows eligible employees the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each quarterly offering period. Compensation cost related to the ESPP totaled approximately $11,000 in 2006. As of December 31, 2006 and 2005, there were 49,000 and 79,000 shares of common stock reserved and un-issued for the ESPP, respectively, and 151,000 and 121,000 shares had been issued under the plan, respectively.

Pro Forma results

The following represents the effect on net earnings (loss) and earnings per share if the Company had applied the fair market value recognition provisions of SFAS 123R for 2005 and 2004 (in thousands, except per share data):

		2005	2004
Net loss	As reported	$(29,006)	$(4,310)
	Pro forma	(29,112)	(4,799)

Basic net loss per common share	As reported	$(0.93)	$(0.14)
	Pro forma	(0.93)	(0.16)

Diluted net loss per common share	As reported	$(0.93)	$(0.14)
	Pro forma	(0.93)	(0.16)

The weighted average fair value of the options granted during 2005 and 2004 was $1.38 and $2.77, respectively. The fair values were estimated using the Black-Scholes options-pricing model with the following weighted average assumptions:

	2005	2004
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	45.8%	64.1%
Risk-free interest rate	3.5%	3.2%
Expected life of option (years)	3.1	5.4

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

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

Shareholder Rights Plan

The Company has a Shareholder Rights Plan (the “Rights Plan”), which contains provisions designed to protect the Company’s shareholders in the event of an unsolicited takeover attempt. It is not intended to prevent a takeover on terms that are favorable and fair to all shareholders and will not interfere with a merger approved by the Board of Directors. Pursuant to the Rights Plan each share of the Company’s Common Stock contains a share purchase right (a “Right”), which expire in February 2017 and do not become exercisable unless a group acquires or announces a tender or exchange offer for 20% or more of the Company’s outstanding Common Stock. Each Right that is not held by the 20% or more shareholders will entitle its holder to purchase additional shares of Common Stock at a substantial discount to then current market prices.

NOTE K - 401(K) SAVINGS PLANS

The Company and its subsidiaries sponsor 401(k) defined contribution retirement savings plans for employees. Matching contributions are made in Company stock or in cash, depending on the plan. Matching contributions are charged to operating expenses and totaled approximately $114,000, $91,000 and $168,000 in 2006, 2005 and 2004, respectively.

NOTE L - EARNINGS/(LOSS) PER SHARE

Earnings (loss) per common share was computed as follows (in thousands, except per share data):

	Year ended December 31,
	2006	2005	2004

Net earnings (loss)	$6,865	$(29,006)	$(4,310)

Weighted average common shares outstanding	32,452	31,273	29,971
Incremental common shares issuable from stock options and awards	88	—	—

Weighted average common shares outstanding assuming dilution	32,540	31,273	29,971

Basic earnings (loss) per share	$0.21	$(0.93)	$(0.14)

Diluted earnings (loss) per share	$0.21	$(0.93)	$(0.14)

Diluted loss per share does not include the effect of certain stock options and awards as their impact would be anti-dilutive. Approximately 2,016,000, 2,433,000 and 2,562,000 stock options and awards for the years ended December 31, 2006, 2005 and 2004, respectively, were not included in the computation of diluted earnings (loss) per share for those years.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE M - SEGMENT REPORTING

Segment Reporting

The Company is a medical device company serving the cancer treatment and surgical markets, operating in two business segments. In its brachytherapy seed business, the Company produces, markets and sells TheraSeed®, its premier palladium-103 prostate cancer treatment device, I-Seed, its iodine-125 based prostate cancer treatment device, and related products and services. The Company’s surgical products business consists of wound closure and vascular access products. Wound closure includes sutures, needles and other surgical products with applications in, among other areas, urology, veterinary, cardiology, orthopedics, plastic surgery and dental. Vascular access includes introducers and guidewires used in the interventional radiology, interventional cardiology and vascular surgery markets. The following tables provide certain information for these segments (in thousands):

	Year Ended December 31,
	2006	2005	2004
Revenue
Brachytherapy seed	$34,880	$36,372	$33,338
Surgical products	19,372	7,921	—
Intersegment eliminations	(156)	(23)
	$54,096	$44,270	$33,338

Restructuring expenses
Brachytherapy seed	$369	$33,390	$—
Surgical products	—	—	—
	$369	$33,390	$—

Earnings (loss) from operations
Brachytherapy seed	$2,122	$(38,111)	$(8,001)
Surgical products	1,955	1,430	—
Intersegment eliminations	(28)	—	—
	$4,049	$(36,681)	$(8,001)

Capital expenditures,
excluding acquisition
of businesses
Brachytherapy seed	$131	$335	$3,263
Surgical products	602	198	—
	$733	$533	$3,263

Depreciation and amortization
Brachytherapy seed	$3,994	$6,281	$6,946
Surgical products	2,035	537	—
	$6,029	$6,818	$6,946

Earnings from operations by segment do not include interest expense, interest income, other income and expense, or provision for income taxes. Intersegment eliminations are for surgical products segment sales transactions consummated at arm's length.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

Segment information related to significant assets and liabilities follows (in thousands):

	December 31,
	2006	2005
Identifiable assets
Brachytherapy seed	$140,803	$120,485
Surgical products	69,860	29,191
Intersegment eliminations	(64,419)	(27,612)
	$146,244	$122,064

Goodwill
Brachytherapy seed	$2,578	$2,578
Surgical products	36,246	15,792
	$38,824	$18,370

Other intangible assets
Brachytherapy seed	$6	$29
Surgical products	13,756	6,359
	$13,762	$6,388

Information regarding revenue by geographic regions follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
United States	$50,534	$42,559	$33,030
Europe	1,921	764	—
Other foreign countries	621	370	—
License fees (Canada)	1,020	577	308
	$54,096	$44,270	$33,338

Foreign sales are attributed to countries based on location of the customer. License fees are recognized from the TheraSphere® licensing agreement with Nordion, a Canada-based company. All other foreign sales are related to the surgical products segment. All of the Company’s long-lived assets are located within the United States.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE N - DISTRIBUTION AGREEMENT AND MAJOR CUSTOMERS

Distribution Agreement

The Company sells its TheraSeed® device directly to health care providers and to third party distributors, and sells its I-Seed device directly to health care providers. One of the Company’s non-exclusive distribution agreements for the TheraSeed® device is with C. R. Bard (“Bard”) (the “Bard Agreement”). The terms of the Bard Agreement provide for automatic one-year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current terms expires December 31, 2008, and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2007. The Bard Agreement gives Bard the non-exclusive right to distribute the TheraSeed® device in the U.S., Canada, and other international locations for the treatment of prostate cancer and other solid localized cancerous tumors. A distribution agreement with Medi-Physics, Inc. (formerly d/b/a Nycomed Amersham and part of Oncura) terminated on September 8, 2005.

Major Customers

Sales to Bard represented approximately 60% of brachytherapy product revenue and 38% of consolidated product revenue in 2006. Combined sales to Bard and Oncura represented approximately 71% and 81% of brachytherapy product revenue in 2005 and 2004, respectively, and 57% and 81% of consolidated revenue in 2005 and 2004, respectively.

Accounts receivable from Bard represented approximately 53% of brachytherapy accounts receivable and 31% of consolidated accounts receivable at December 31, 2006. At December 31, 2005, accounts receivable from Bard represented approximately 52% of brachytherapy account receivable and 38% of consolidated accounts receivable.

One customer represented approximately 10% and 14% of surgical products revenue for 2006 and 2005, respectively. This customer also totaled 11% and 24% of surgical products accounts receivable at December 31, 2006 and 2005, respectively.

NOTE O - RELATED PARTY TRANSACTIONS

CP Medical leases production, warehouse and office space from an entity owned by the President of CP Medical. See Note I.

An officer and director of the Company was a director of a vendor that provides radiation measurement services to Theragenics until May 2004. Theragenics paid this vendor approximately $32,000 in 2004 for these services.

The same officer and director of the Company was a director of the American Cardiovascular Research Institute (“ACRI”) for a portion of 2003. ACRI performed animal studies related to the Company’s research initiatives. Theragenics paid ACRI approximately $51,000 during 2004 for these animal studies.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE P - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following summarizes certain quarterly results of operations (in thousands, except per share data):

Year ended December 31, 2006:	Quarter ended
	April 2	July 2	October 1	December 31
Net revenue	$12,394	$12,590	$14,320	$14,792
Gross profit	6,339	6,110	7,057	6,838
Restructuring expenses	306	63	—	—
Net earnings	775	433	1,657	4,000
Net earnings per common share
Basic	$0.02	$0.01	$0.05	$0.12
Diluted	$0.02	$0.01	$0.05	$0.12

Year ended December 31, 2005:	Quarter ended
	April 3	July 3	October 2	December 31
Net revenue	$9,539	$11,372	$12,002	$11,357
Gross profit	4,744	5,128	5,169	5,466
Restructuring expenses	—	—	32,915	475
Net loss	(496)	(1,036)	(27,238)	(236)
Net loss per common share
Basic	$(0.02)	$(0.03)	$(0.85)	$(0.01)
Diluted	$(0.02)	$(0.03)	$(0.85)	$(0.01)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS ON SCHEDULE

Board of Directors and Shareholders of
Theragenics Corporation

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Theragenics Corporation and Subsidiaries referred to in our report dated March 7, 2007, which is included in the annual report to security holders and incorporated by reference in Part II of this form.  Our report on the consolidated financial statements includes an explanatory paragraph, which discusses the adoption of Statement of Financial Accounting Standard No. 123R, Share Based-Payment, effective January 1, 2006, as discussed in Note B to the Consolidated Financial Statements.  Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
March 7, 2007

S-1

Theragenics Corporation and Subsidiary

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For each of the three years in the period ended December 31, 2006
(Amounts in thousands)

Column A - Description	Column B	Column C - Additions			Column D		Column E
	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts		Deductions		Balance at end of period
Year ended December 31, 2006
Allowance for doubtful accounts receivable	$517	$338	$32(c	)	$270(a	)	$617

Year ended December 31, 2005
Allowance for doubtful accounts receivable	$177	$278	$76(b	)	$14(a	)	$517

Year ended December 31, 2004
Allowance for doubtful accounts receivable	$118	$59	$—		$—		$177

(a)  - write-off of uncollectible amounts
(b)  - acquisition of CP Medical
(c) - acquisition of Galt

S-2