Form 10-Q
period 2007-04-01
THERAGENICS CORP
filed 2007-05-09
CIK 795551

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

or

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

As of May 4, 2007 the number of shares of $0.01 par value common stock outstanding was 33,260,560.

THERAGENICS CORPORATION

PART I. FINANCIAL INFORMATION Item 1. Financial Statements THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

ASSETS
	April 1, 2007 (Unaudited)	December 31, 2006
CURRENT ASSETS
Cash and short-term investments	$18,641	$18,258
Marketable securities	16,911	14,722
Trade accounts receivable, less allowance of $538 in 2007 and $617 in 2006	8,376	7,556
Inventories	6,643	7,433
Deferred income tax asset	7,017	7,798
Prepaid expenses and other current assets	3,495	3,478
Assets held for sale	3,400	3,400
TOTAL CURRENT ASSETS	64,483	62,645

PROPERTY AND EQUIPMENT
Buildings and improvements	22,389	22,374
Machinery and equipment	36,906	36,732
Office furniture and equipment	932	924
	60,227	60,030
Less accumulated depreciation	(31,252)	(30,155)
	28,975	29,875
Land	822	822
Construction in progress	349	204
TOTAL PROPERTY AND EQUIPMENT	30,146	30,901

Goodwill	38,824	38,824
Other intangible assets, net	13,293	13,762
Other assets	112	112
	52,229	52,698

TOTAL ASSETS	$146,858	$146,244

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
(Amounts in thousands, except per share data)

LIABILITIES & SHAREHOLDERS’ EQUITY
	April 1, 2007 (Unaudited)	December 31, 2006
CURRENT LIABILITIES
Trade accounts payable	$1,355	$1,768
Accrued salaries, wages and payroll taxes	1,111	1,512
Other current liabilities	1,139	1,101
TOTAL CURRENT LIABILITIES	3,605	4,381

LONG-TERM LIABILITIES
Long-term debt	7,500	7,500
Deferred income taxes	6,061	6,148
Contract termination liability	1,507	1,513
Decommissioning retirement	571	561
Other	36	-
TOTAL LONG-TERM LIABILITIES	15,675	15,722

SHAREHOLDERS’ EQUITY
Common stock, authorized 100,000 shares of $0.01 par value, issued and outstanding,
33,242 in 2007 and 33,096 in 2006	332	331
Additional paid-in capital	72,362	72,103
Retained earnings	54,957	53,789
Accumulated other comprehensive loss	(73)	(82)
TOTAL SHAREHOLDERS' EQUITY	127,578	126,141

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$146,858	$146,244

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(UNAUDITED)
(Amounts in thousands, except per share data)
	Quarter Ended
	April 1,	April 2,
	2007	2006
REVENUE
Product sales	$15,227	$12,256
Licensing fees	224	138
	15,451	12,394
COST OF SALES	8,109	6,055
GROSS PROFIT	7,342	6,339

OPERATING EXPENSES
Selling, general & administrative	4,856	5,347
Amortization of purchased intangibles	469	188
Research & development	291	239
Restructuring expenses	-	306
Gain on sale of assets	-	(201)
	5,616	5,879
EARNINGS FROM OPERATIONS	1,726	460

OTHER INCOME/(EXPENSE)
Interest income	389	415
Interest expense	(183)	(69)
Other	1	(21)
	207	325

Earnings before income tax	1,933	785
Income tax expense	765	10

NET EARNINGS	$1,168	$775

EARNINGS PER SHARE:
Basic	$0.04	$0.02
Diluted	$0.04	$0.02
WEIGHTED AVERAGE SHARES
Basic	33,074	32,052
Diluted	33,170	32,085

Comprehensive income:
Net earnings	$1,168	$775
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale, net of tax	9	(114)
Total comprehensive income	$1,177	$661

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)
	Quarter Ended
	April 1, 2007	April 2, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$1,168	$775
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,567	1,196
Deferred income taxes	693	-
Provision for allowances	(144)	67
Share based compensation	193	59
Deferred rent	(6)	-
Decommissioning retirement liability	10	(146)
Gain on sale of equipment	-	(201)
Changes in assets and liabilities:
Accounts receivable	(749)	(19)
Inventories	863	(233)
Prepaid expenses and other current assets	(17)	(145)
Other assets	-	27
Trade accounts payable	(413)	(203)
Accrued salaries, wages and payroll taxes	(401)	(446)
Other current liabilities	38	370
Other	36	(5)
Net cash provided by operating activities	2,838	1,096

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of property and equipment	(342)	(122)
Proceeds from sale of equipment	-	234
Purchases of marketable securities	(6,100)	(7,347)
Maturities of marketable securities	3,924	7,241
Net cash (used) provided by investing activities	(2,518)	6

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of stock options and stock purchase plan	63	23

NET INCREASE IN CASH AND SHORT-TERM INVESTMENTS	$383	$1,125

CASH AND SHORT-TERM INVESTMENTS AT
BEGINNING OF PERIOD	18,258	10,073
CASH AND SHORT-TERM INVESTMENTS AT
END OF PERIOD	$18,641	$11,198

Supplementary cash flow disclosure:
Interest paid	$183	$69
The accompanying footnotes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE QUARTER ENDED APRIL 1, 2007
(UNAUDITED)
(Amounts in thousands)

	Common Stock				Accumulated
	Number of	Par Value	Additional Paid-in	Retained	Other Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

BALANCE, December 31, 2006	33,096	$331	$72,103	$53,789	$(82)	$126,141

Exercise of stock options	13	-	53	-	-	53

Tax benefit of stock option exercises	-	-	4	-	-	4

Employee stock purchase plan	4	-	10	-	-	10

Issuance of common stock under vesting of restricted units	23	-				-

Issuance of restricted shares	106	1	(1)	-	-	-

Share based compensation	-	-	193	-	-	193

Unrealized gains on securities available for sale, net of taxes	-	-	-	-	9	9

Net earnings for the period	-	-	-	1,168	-	1,168

BALANCE, April 1, 2007	33,242	$332	$72,362	$54,957	$(73)	$127,578

The accompanying footnotes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 1, 2007
(Unaudited)

NOTE A - BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The unaudited interim condensed consolidated financial statements included herein reflect the consolidated operations of Theragenics Corporation and its wholly-owned subsidiaries, CP Medical Corporation and Galt Medical Corp. (collectively, the “Company”). All material intercompany accounts and transactions have been eliminated in consolidation. These statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the consolidated financial position, consolidated results of operations, consolidated cash flows and changes in shareholders’ equity for the periods presented. All such adjustments are of a normal recurring nature. Pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2006, included in the Form 10-K Annual Report filed by the Company. The December 31, 2006 condensed consolidated balance sheet included herein has been derived from the December 31, 2006 audited consolidated balance sheet included in the aforementioned Form 10-K. The consolidated results of operations for the quarter ended April 1, 2007 are not necessarily indicative of the results to be expected for a full year.

Theragenics Corporation is a medical device company serving the cancer treatment and surgical markets, operating in two business segments. In its brachytherapy seed business, the Company produces, markets and sells TheraSeed®, its premier palladium-103 prostate cancer treatment device, I-Seed, its iodine-125 based prostate cancer treatment device, and related products and services. The Company’s surgical products business consists of wound closure and vascular access products. Wound closure includes sutures, needles, and other surgical products with applications in, among other areas, urology, veterinary, cardiology, orthopedics, plastic surgery, and dental. Vascular access includes introducers and guidewires used in the interventional radiology, interventional cardiology, and vascular surgery markets.

NOTE B - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). The Company adopted FIN 48 on January 1, 2007. See footnote E.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for the Company beginning January 1, 2008. The Company is evaluating SFAS 157 and the potential impact of this statement on the Company’s consolidated financial statements has not been determined.

In February 2007, FASB issued Statement of Financial Accounting Standards SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 11, (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for the Company beginning January 1, 2008. The Company is evaluating the impact of SFAS 159 and the potential impact of this statement on the Company’s consolidated financial statements has not been determined.

NOTE C - ACQUISITION OF GALT MEDICAL

The Company acquired all of the outstanding common stock and other equity interests of Galt Medical Corp. (“Galt”) on August 2, 2006. The acquisition was accounted for under the purchase method of accounting, in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Results of operations of Galt are included in the Company’s financial statements subsequent to the acquisition date.

The total purchase price, including transaction costs, was approximately $32.7 million (net of cash acquired of approximately $2.3 million). The purchase price was paid $29.6 million in cash and the issuance of 978,065 shares of common stock valued at approximately $3.1 million. Galt develops, manufactures and markets disposable medical devices utilized for vascular access, primarily serving the interventional radiology, interventional cardiology and vascular surgery markets. Galt’s current products include guidewires, micro-introducer kits and tear-away introducer sets and kits, and hemostasis valved introducer kits and sets. This transaction further diversifies Theragenics’ medical device and surgical products businesses and leverages the Company’s existing strengths within these markets.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 1, 2007
(Unaudited)

Pro Forma Information

The following unaudited pro forma summary combines the Company’s results with those of Galt as if the acquisition had occurred at the beginning of the calendar year of the period presented. This unaudited pro forma information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had the acquisition been completed as of the beginning of the calendar year presented, and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition (in thousands, except per share data):

Quarter Ended April 2, 2006
Revenue	$14,902
Net earnings	$875
Earnings per share
Basic	$0.03
Diluted	$0.03

Certain pro forma adjustments have been made to reflect the impact of the purchase transaction, primarily consisting of amortization of intangible assets with determinate lives, reductions in interest income as a result of cash used in the acquisition, increases in interest expense resulting from borrowings under the Company’s credit facility, elimination of share based compensation on equity awards that terminated upon a change in control of the acquired company, income taxes to reflect the Company’s effective rate for the period, and increases in weighted average shares outstanding for the common shares issued in the transaction. The pro forma adjustments also include non-recurring charges of $398,000 for amortization of the fair market value adjustments for inventory and backlog.

NOTE D - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Market is replacement cost or net realizable value. The Company estimates reserves for inventory obsolescence based on management’s judgment of future realization. Inventories were comprised of the following (in thousands):

	April 1, 2007	December 31, 2006
Raw materials	$3,840	$4,409
Work in process	1,147	950
Finished goods	1,220	1,608
Spare parts and supplies	831	935
	7,038	7,902
Allowance for slow moving and obsolete inventory	(395)	(469)
Total	$6,643	$7,433

NOTE E - INCOME TAXES

The Company’s effective income tax rate for the first quarter of 2007 was approximately 40%, which is reflective of the approximate effective rate expected for 2007. This includes federal and state income taxes, and is higher than taxes computed at the statutory rates due to certain non-deductible items.

The Company’s effective tax rate for the first quarter of 2006 was approximately 1%. During 2006 the Company had an allowance for a deferred income tax asset that was reduced during the course of the year as it became more likely than not that some portion of the deferred tax asset would be realized. The first quarter of 2006 included a tax benefit of approximately $312,000, representing a reduction in the allowance for the deferred income tax asset and significantly reducing the effective tax rate for that period. In the fourth quarter of 2006, Management determined that it was more likely than not that substantially all of the remaining deferred tax asset would be recognized and, accordingly, all but $239,000 of the allowance was released. The allowance of $239,000 remains at April 1, 2007, and primarily represents certain state net operating loss carryforwards for which the Company believes it is more likely than not that the benefit will not be realized.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 1, 2007
(Unaudited)

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has evaluated its tax positions for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years that remain subject to examination by major tax jurisdictions as of March 31, 2007. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or income tax examinations by tax authorities for years prior to 2003. The Company concluded that there are no significant uncertain tax positions requiring recognition in the financial statements. Accordingly, adoption of FIN 48 did not have a material effect on the Company’s financial statements.

The Company’s U.S. income tax returns for 2004 and 2005 are currently under examination by the IRS. An estimate of the range of possible changes that may result from the examination cannot be made at this time.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Any interest or penalties assessed are classified as selling, general and administrative expenses.

NOTE F - SHARE-BASED COMPENSATION

During the quarter ended April 1, 2007, the Company granted 76,000 shares of restricted stock and 175,000 stock options to executive officers, each which vest over four years, under the 2007 Long Term Incentive Plan. The exercise price of the stock options is $5.00 per share, which is equal to the fair value of the underlying common stock on the date of grant. The Company also granted 30,000 shares of restricted stock to a consultant for services to be provided over a three year period. Compensation cost is being recorded over the vesting periods of the restricted stock and stock options. The weighted average grant date fair value of the restricted stock was $5.36 per share. Fair value of restricted shares granted to executive officers is based on the fair value of the underlying common stock at the grant date. The fair value of the restricted shares granted to non employees is remeasured each period until they are vested based on the fair value of the underlying common stock. The grant date fair value of the stock options was $2.68 per share and was estimated using the Black-Sholes options-pricing model using the following assumptions:

Expected dividend yield	0.0%
Expected volatility	49.9%
Risk-free interest rate	4.8%
Expected life	6 years

Expected stock price volatility is based on the historical volatility of the Company’s stock price over the most recent period commensurate with the expected option life. When determining the expected life of stock options, the Company classifies options into groups for employees where relatively homogeneous exercise behavior is expected. The vesting period of the options, the length of time similar grants have remained outstanding in the past, and the expected volatility of the stock is also considered. These factors may cause the expected volatility and expected life of options granted to differ from period to period.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 1, 2007
(Unaudited)

As of April 1, 2007, there was approximately $523,000 and $438,000 of unrecognized compensation cost related to the restricted stock and stock options, respectively, granted in the first quarter of 2007, which is expected to be recognized over a weighted average period of 2.9 years and 2.5 years, respectively.

NOTE G - DISTRIBUTION AGREEMENT AND MAJOR CUSTOMERS

Distribution Agreement

The Company’s brachytherapy business sells its TheraSeed® device directly to health care providers and to third party distributors. The Company’s primary non-exclusive distribution agreement is with C. R. Bard (“Bard”) for the distribution of the TheraSeed® device (the “Bard Agreement”). The terms of the Bard Agreement provide for automatic one year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current terms expires December 31, 2008, and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2007. The Bard Agreement gives Bard the non-exclusive right to distribute the TheraSeed® device in the U.S., Canada, and other international locations for the treatment of prostate cancer and other solid localized cancerous tumors.

Major Customers

Sales to Bard under the Bard Agreement represented approximately 54% of total brachytherapy seed product revenue, and approximately 29% of consolidated revenue, for the three months ended April 1, 2007. For the three months ended April 2, 2006, sales to Bard under the Bard Agreement represented approximately 63% of brachytherapy seed product revenue and 45% of consolidated revenue.

Accounts receivable from Bard under the Bard Agreement represented approximately 45% of brachytherapy accounts receivable and 26% of consolidated accounts receivable at April 1, 2007. At December 31, 2006, accounts receivable from Bard under the Bard Agreement represented approximately 53% of brachytherapy accounts receivable and 31% of consolidated accounts receivable.

For the three months ended April 1, 2007, one customer represented approximately 12% of surgical product revenue. For the three months ended April 2, 2006, two customers equaled or exceeded 10% of surgical products sales, with one customer totaling 20% of sales and one customer totaling 10% of sales. No single customer exceeded 10% of surgical products accounts receivable at April 1, 2007. One customer represented approximately 11% of surgical products accounts receivable at December 31, 2006.

NOTE H - SEGMENT REPORTING

Segment Reporting

Theragenics is a medical device company serving the cancer treatment and surgical markets, operating in two business segments. In its brachytherapy seed business, the Company produces, markets and sells TheraSeed®, its premier palladium-103 prostate cancer treatment device, I-Seed, its iodine-125 based prostate cancer treatment device, and related products and services. The Company’s surgical products business consists of wound closure and vascular access products. Wound closure includes sutures, needles and other surgical products with applications in, among other areas, urology, veterinary, cardiology, orthopedics, plastic surgery and dental. Vascular access includes introducers and guidewires used in the interventional radiology, interventional cardiology and vascular surgery markets.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 1, 2007
(Unaudited)
 The following tables provide certain information for these segments (in thousands):

	Quarter Ended
	April 1, 2007	April 2, 2006
Revenues
Brachytherapy seed	$8,649	$9,008
Surgical products	6,839	3,442
Intersegment eliminations	(37)	(56)
	$15,451	$12,394

Restructuring expenses
Brachytherapy seed	$-	$306
Surgical products	-	-
	$-	$306

Gain on sale of assets
Brachytherapy seed	$-	$199
Surgical products	-	2
	$-	$201

Earnings from operations
Brachytherapy seed	$1,150	$171
Surgical products	578	309
Intersegment eliminations	(2)	(20)
	$1,726	$460

Capital expenditures
Brachytherapy seed	$123	$69
Surgical products	219	53
	$342	$122

Depreciation and amortization
Brachytherapy seed	$969	$984
Surgical products	598	212
	$1,567	$1,196

Earnings from operations by segment do not include interest expense, interest income, other income and expense, or provisions for income taxes. Intersegment eliminations are for surgical products segment sales transactions consummated at arm’s length.

Supplemental information related to significant assets and liabilities follows (in thousands):

	April 1,	December 31,
	2007	2006
Identifiable assets
Brachytherapy seed	$78,621	$79,136
Surgical products	70,887	69,860
Corporate investment in subsidiaries	61,667	61,667
Intersegment eliminations	(64,317)	(64,419)
	$146,858	$146,244
Goodwill
Brachytherapy seed	$2,578	$2,578
Surgical products	36,246	36,246
	$38,824	$38,824
Other intangible assets
Brachytherapy seed	$5	$6
Surgical products	13,288	13,756
	$13,293	$13,762

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 1, 2007
(Unaudited)

Information regarding revenue by geographic regions follows (in thousands):

	Quarter Ended
	April 1, 2007	April 2, 2006
United States	$14,411	$11,790
Europe	621	292
Other foreign countries	195	174
License fees (Canada)	224	138
	$15,451	$12,394

Foreign sales are attributed to countries based on the location of the customer. License fees are recognized from the TheraSphere® licensing agreement with Nordion, a Canadian based company. All other foreign sales are related to the surgical products segment. All of the Company’s long-lived assets are located within the United States.

NOTE I - RESTRUCTURING

$306,000 of restructuring costs was incurred in the first quarter of 2006. These restructuring costs consisted primarily of the ongoing site exit and disposal costs associated with the restructuring of the brachytherapy business that was announced in August 2005. These restructuring activities were completed in the second quarter of 2006. Gain on sale of assets in the first quarter of 2006 includes $199,000 related to assets sold that were idled in the restructuring.

NOTE J - RELATED PARTY TRANSACTIONS

The Company leases certain production, warehouse and office space from an entity controlled by the former owner of CP Medical Corporation, who is currently an officer and stockholder of Theragenics. At December 31, 2006, monthly payments of $14,000 were due under this lease through April 2010. This lease was amended in 2007 to increase the space being leased. Monthly payments as amended will be approximately $17,000. All other terms and conditions of the lease are unchanged.

NOTE K - EARNINGS PER SHARE

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

	Quarter ended
	April 1,2007	April 2,2006
Net earnings	$1,168	$775

Weighted average common shares outstanding	33,074	32,052
Incremental common shares issuable under stock options and awards	96	33
Weighted average common shares outstanding assuming dilution	33,170	32,085

Earnings per share
Basic	$0.04	$0.02
Diluted	$0.04	$0.02

For the quarters ended April 1, 2007 and April 2, 2006, common stock equivalents from 1,969,333 and 2,433,333 stock options, respectively, were not included in the diluted earnings per share calculation because their effect is antidilutive.

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

The Company has substantially diversified its operations and revenues in recent years. Prior to 2003, the Company’s sole product was the palladium-103 TheraSeed® prostate cancer treatment device. In 2003, the Company began to market an iodine-125 based I-Seed prostate cancer treatment product. In May 2005, the Company expanded into the surgical products business with the acquisition of CP Medical Corporation (“CP Medical”), followed by the acquisition of Galt Medical Corp. (“Galt”) in August 2006. CP Medical and Galt comprise the Company’s surgical products business, which accounted for 44% of consolidated revenue in the first quarter of 2007. Prior to May 2005, the brachytherapy seed business constituted 100% of the Company’s revenue.

Galt was acquired on August 2, 2006, for $32.7 million (net of $2.3 million of cash acquired), including $29.6 million in cash and the issuance of common shares valued at $3.1 million. The Company borrowed $7.5 million under its $40.0 million credit facility in connection with the Galt acquisition. The Company’s consolidated results of operations include the results of Galt subsequent to the acquisition date.

Results of Operations

Revenue

Following is a summary of revenue by segment (in thousands):

	Quarter Ended
	April 1, 2007	April 2, 2006	Change (%)
Brachytherapy seed
Product sales	$8,425	$8,870	(5.0%)
License fees	224	138	62.3%
Total brachytherapy seed	$8,649	$9,008	( 4.0%)
Surgical products	6,839	3,442	98.7%
Intersegment eliminations	(37)	(56)	(33.9%)

Consolidated	$15,451	$12,394	24.7%

The increase in consolidated revenue is a result of the increase in the surgical products segment, which includes wound closure and vascular access products. 2007 revenue includes the results of Galt, which was acquired in August 2006. CP Medical’s line of wound closure and related products increased 25% over the 2006 period, resulting from greater penetration in key accounts. Wound closure and vascular access products are sold to original equipment manufacturers, distributors and, to a lesser extent, directly to hospitals and health care providers.

The decrease in brachytherapy sales primarily reflects softness in sales to our main distributor, which decreased 19%. Of the 19% decline to this main distributor, 15% was attributable to a decrease in unit volume and 4% was due to a reduction in transfer price. The per unit transfer price under which the Company sells its TheraSeed® device to its distributors was reduced by 6% effective February 1, 2007 in recognition of competitive marketplace pressures and new distributor strategies. This price decrease reduced gross margins on sales to the Company’s main distributor in the first quarter due to the decline in unit volume. Continued declines in unit volumes would reduce margins further due to the significant fixed cost component of manufacturing expenses. However, because of this significant fixed cost component, any appreciable increases in unit volumes to distributors could have the impact of increasing overall margins. The future effect of the pricing reduction to the Company’s distributors is dependent upon the performance of the distributors, and their ability to maintain or increase unit volumes.

The Company also maintains its own internal brachytherapy sales force that sells TheraSeed® and I-Seed directly to hospitals and physicians. Revenue from direct sales increased 15% in the first quarter of 2007 over 2006, resulting from programs implemented by the direct sales force, including direct to consumer advertising programs. Direct sales comprised 45% of brachytherapy product sales in the first quarter of 2007, compared to 37% in the first quarter of 2006. The average selling price of the TheraSeed® device sold directly to hospitals and physicians during the first quarter of 2007 was comparable to the 2006 period.

The Company has two non-exclusive distribution agreements in place for the distribution of the TheraSeed® device. The primary distribution agreement is with C. R. Bard (“Bard”), which is effective through December 31, 2008 (the “Bard Agreement”). Sales to Bard under the Bard Agreement represented approximately 54% and 63% of brachytherapy product revenue in the first quarter of 2007 and 2006, respectively (29% and 45% of consolidated revenue in the first quarter of 2007 and 2006, respectively). The terms of the Bard Agreement provide for automatic one-year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires on December 31, 2008, and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2007. The Company also has a non-exclusive distribution agreement in place with a second distributor, though revenue generated from the second distributor was not material.

Management believes that the brachytherapy industry continues to be affected by competition from alternative therapies, declining prices for iodine-125 and palladium-103 seeds, competitors’ selling tactics and the effects of consolidation in the industry. Theragenics’ brachytherapy business also continues to be affected by the Company’s non-exclusive distributors. Medicare reimbursement policies have affected the brachytherapy market and can also continue to affect the brachytherapy market. In December 2006 Congress enacted the Tax Relief and Health Care Act of 2006 (the “Act”), which retains the “pass-through” status of reimbursement for brachytherapy seeds for 2007, and requires that a separate reimbursement code be established for stranded seeds. Stranded seeds are becoming a larger portion of the Company’s brachytherapy business. The Company believes that fixed reimbursement rates for seeds will be implemented beginning in 2008, (see “Medicare Developments” below) and that this and other factors can be expected to lead to continued pricing pressure from hospitals and other health care providers. Accordingly, Theragenics and/or its non-exclusive distributors may continue to change their respective pricing policies for the TheraSeed® device and Theragenics may change its pricing policy with respect to I-seed in order to take advantage of market opportunities or respond to competitive situations. Responding to market opportunities and competitive situations could have an adverse effect on average selling prices. Responding to market opportunities and competitive situations could also have a favorable effect or prevent an unfavorable effect on market share and volumes. Conversely, the Company or its non-exclusive distributors could individually and independently decide to maintain per unit pricing under certain competitive situations that could adversely affect current or potential market share and volumes.

Operating Income and costs and expenses

Following is a summary of operating income by segment (in thousands):

	Quarter Ended		Increase
	April 1, 2007	April 2, 2006		$%
Operating income
Brachytherapy seed	$1,150	$171	$979	572.5%
Surgical Products	578	309	269	87.1%
Intersegment eliminations	(2)	(20)	18	90.0%

Consolidated	$1,726	$460	$1,266	275.2%

The increase in operating income in the brachytherapy segment was a result of a $1.3 million decrease in selling, general and administrative (“SG&A”) expenses, primarily consisting of declines in advertising and professional fees. The decline in brachytherapy revenue compared to 2006 partially offset the increase in operating income, due to the high fixed cost component of brachytherapy manufacturing operations. Gross margins on product sales in the brachytherapy business decreased to 53% of product sales in 2007 compared to 55% in 2006, as costs of manufacturing were consistent at $4.1 million in 2007 and $4.0 million in 2006. Gross margins in the brachytherapy seed business are expected to continue to be dependent on sales levels, due to this high fixed cost component.

Operating income in the surgical products segment reflect the results of Galt, acquired in August 2006, and the revenue growth in the wound closure lines at CP Medical over the 2006 period. Gross margins were 41% and 40% in the first quarter of 2007 and 2006, respectively, with costs of manufacturing totaling $4.0 million in 2007 compared to $2.1 million for the 2006 period. Gross margins in the surgical products business are dependent on product and sales channel mix. Operating expenses in the 2007 period included approximately $200,000 of severance costs and an increase of $282,000 in amortization of purchased intangibles over 2006 due to the Galt acquisition. The 2007 period also reflects higher personnel and other infrastructure costs to support increased capacity and anticipated future growth. Research and development (“R&D”) expenses also increased over 2006 as investments were made in new product development in the surgical products business. The Company expects to continue to invest in infrastructure and R&D during 2007, as investments are made to support anticipated future growth and in product development to address growth opportunities in our surgical products business.

Other income/expense

Interest income was comparable between the 2007 and 2006 periods. Higher interest rates and yields were offset by a decrease in invested funds due to cash used for the Galt acquisition in August 2006. The Company’s investments consist primarily of short-term cash investments and high-credit quality corporate and municipal obligations, in accordance with the Company’s investment policies. Funds available for investment have and will continue to be utilized for the Company’s current and future expansion programs and strategic opportunities for growth and diversification. As funds continue to be used for these programs and activities, and as interest rates continue to change, management expects interest income to fluctuate accordingly.

Interest and financing costs increased in 2007 as a result of the $7.5 million in borrowings under the Company’s $40.0 million credit facility in August 2006. Interest on outstanding borrowings is payable at LIBOR plus 1%, which was an effective rate of 6.3% at April 1, 2007. The Company expects to maintain borrowings under its credit facility to provide flexibility for future strategic initiatives and diversification. Accordingly, interest expense will be impacted by increases or decreases in the effective interest rate on the borrowings. Interest expense may also increase in future periods as a result of any future borrowings to support expansion programs and strategic opportunities for growth and diversification.

Income tax expense

The Company’s effective income tax rate for the first quarter of 2007 was approximately 40%, which is reflective of the approximate effective rate expected for 2007. This includes federal and state income taxes, and is higher than taxes computed at the statutory rates due to certain non-deductible items.

The Company’s effective tax rate for the first quarter of 2006 was approximately 1%. During 2006 the Company had an allowance for a deferred income tax asset that was reduced during the course of the year and as it became more likely than not that some portion of the deferred tax asset would be realized. The first quarter of 2006 included a tax benefit of approximately $312,000, representing a reduction in the allowance for the deferred income tax asset and significantly reducing the effective tax rate for that period. In the fourth quarter of 2006, Management determined that it was more likely than not that substantially all of the remaining deferred tax asset would be recognized and, accordingly, all but $239,000 of the allowance was released. The allowance of $239,000 remains at April 1, 2007, and primarily represents certain state net operating loss carryforwards for which the Company believes it is more likely than not that the benefit will not be realized.

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007 (see “Critical Accounting Policies” below). The Company has evaluated its tax positions and concluded that there are no significant uncertain tax positions requiring recognition in the financial statements. This evaluation was performed for all tax years that remain subject to examination by major tax jurisdictions as of April 1, 2007. Accordingly, adoption of FIN 48 did not have a material effect on the Company’s financial statements. However, Management considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and may not accurately anticipate actual outcomes.

The Company’s U.S. income tax returns for 2004 and 2005 are currently under examination by the IRS. An estimate of the range of possible changes that may result from the examination cannot be made at this time.

Critical Accounting Policies

The preparation of financial statements requires Management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. The following is not intended to be a comprehensive list of all of the Company’s critical accounting policies. The Company’s significant accounting policies are more fully described in the notes to its consolidated financial statements included in its Annual Report on Form 10-K and as updated in this Form 10-Q. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for Management’s judgment in their application. The accounting policies described below are those which we believe are most critical in fully understanding and evaluating our reported financial results, and are areas in which Management’s judgment in selecting an available alternative might produce a materially different result.

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

Goodwill. The Company has $36.2 million of goodwill associated with its surgical products business and $2.6 million of goodwill associated with its brachytherapy seed business. The Company accounts for goodwill and other intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized to expense and must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that such assets might be impaired. The first step of the impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill and intangible assets with indefinite lives. If fair value exceeds book value, goodwill is considered not impaired. If book value exceeds fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. For this step the implied fair value of the goodwill is compared with the book value of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to that excess. Any loss recognized cannot exceed the carrying amount of goodwill. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited once the measurement of that loss is completed.

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

Share-based compensation. The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standard No. 123R, Shared-based Payment (‘SFAS 123R”). Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the Company’s stock price volatility, employee stock option exercise behaviors and, for performance based awards, expected performance rates during the vesting period.

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

In February 2006, the Compensation Committee of the Board of Directors approved the issuance of performance restricted stock units to executive officers, which vest on December 31, 2008 (the “2006 Performance Restricted Stock Units”). The number of common shares issuable upon vesting of the 2006 Performance Restricted Stock Units is subject to a minimum of 31,200 shares and a maximum of 208,000 shares, and will be partly based on the Company’s revenue and earnings per share from 2006 to 2008, relative to its strategic objectives over the same period, and partly based on the subjective discretion of the Compensation Committee. The grant date fair value of the 2006 Performance Restricted Stock Units was based on the fair value of the underlying common stock and is recognized over the three-year requisite service period. For the portion of the 2006 Performance Restricted Stock Units containing performance conditions, the grant date fair value is adjusted each period for the number of shares ultimately expected to be issued. For the portion of the 2006 Performance Restricted Stock Units subject to discretionary performance conditions, the grant date has not been established and accordingly, the fair value of the award is updated each period for changes in the fair value of the underlying common stock. To the extent that the underlying fair value of the Company’s common stock varies significantly, and/or the number of shares issuable is determined, the Company may record additional compensation expense or adjust cumulative compensation expense.

Accounting for income taxes. Our judgments, assumptions and estimates relative to the provision for income taxes takes into account current tax laws and our interpretation of current tax laws. Management must make assumptions, judgments and estimates to determine our tax provision and our deferred income tax assets and liabilities, including the valuation allowance to be recorded against a deferred tax asset. Actual operating results and the underlying amount and category of income in future years could differ materially from our current assumptions, judgments and estimates of recoverable net deferred taxes.

Management evaluates the realizability of the deferred tax assets and assesses the need for the valuation allowance each reporting period. In the future if, based on the facts and circumstances surrounding the Company’s ability to generate adequate future taxable income, it becomes more likely than not that some or all of the deferred tax asset will not be realized, the valuation allowance may be required to be increased. At April 1, 2007, the Company has recorded a current deferred tax asset of $7.0 million, a long-term deferred tax liability of $6.1 million and an allowance of $239,000.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material effect on the Company’s financial statements. Management considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and may not accurately anticipate actual outcomes.

New Accounting Pronouncements

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

In February 2007, FASB issued Statement of Financial Accounting Standards SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 11, (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for the Company beginning January 1, 2008.

The Company is evaluating the impact of these new pronouncements and their potential impact on its consolidated financial statements has not been determined.

Liquidity and Capital Resources

The Company had cash, short-term investments and marketable securities of $35.6 million at April 1, 2007, compared to $33.0 million at December 31, 2006. Marketable securities consist primarily of high-credit quality corporate and municipal obligations in accordance with the Company’s investment policies. The aggregate increase in cash, short-term investments and marketable securities was primarily the result of cash generated from operations.

Working capital was $60.9 million at April 1, 2007, compared to $58.3 million at December 31, 2006. The Company also has a Credit Agreement with a financial institution that provides for revolving borrowings of up to $40.0 million, including a $5.0 million sub-limit for letters of credit, through a credit facility which expires on October 31, 2009. $7.5 million of borrowings was outstanding under the Credit Agreement as of April 1, 2007. Interest is payable quarterly at LIBOR plus 1% (effective rate of 6.3% at April 1, 2007). Letters of credit, representing decommission funding required by the Georgia Department of Natural Resources, totaling $876,000 were outstanding under the Credit Agreement as of April 1, 2007. The Credit Agreement is unsecured, but provides for a lien to be established on substantially all of the assets of the Company (subject to certain exceptions) in the event certain events of default occur under the Credit Agreement. The Credit Agreement, as amended, contains representations and warranties, as well as affirmative, reporting and negative covenants, customary for financings of this type. Among other things, certain provisions of the Credit Agreement limit the incurrence of additional debt and require the maintenance of certain financial ratios and tests. The Company was in compliance with these covenants as of April 1, 2007.

Cash provided by operations was $2.8 million and $1.1 million during the first quarter of 2007 and 2006, respectively. Cash provided by operations consists of net earnings plus non-cash expenses such as depreciation, amortization, and changes in balance sheet items such as accounts receivable, inventories, prepaid expenses and payables. Accounts receivable increased $749,000 primarily due to higher sales volume in the first quarter of 2007 compared to the fourth quarter of 2006. Inventories decreased $863,000 during the first quarter of 2007 as a result of our efforts to minimize inventory levels. Trade accounts payable, and accrued salaries, wages and payroll taxes decreased an aggregate of $814,000 during the first quarter of 2007 primarily as a result of the timing of the payments.

Capital expenditures totaled $342,000 and $122,000 during the first quarter of 2007 and 2006, respectively. The Company expects capital expenditures in 2007 to continue to be higher than 2006 as investments are made primarily in the surgical products business.

Cash provided by financing activities was $63,000 and $23,000 in the first quarter of 2007 and 2006, respectively, consisting of cash proceeds from the exercise of stock options and the Company’s Employee Stock Purchase Plan.

Cash could be used in 2007 for increased marketing and TheraSeed® support activities, support for growth in the surgical products segment, and in the pursuit of additional diversification efforts such as product development and the purchase of technologies, products or companies.

The Company believes that current cash and investment balances and cash from future operations and credit facilities will be sufficient to meet its current anticipated working capital and capital expenditure requirements. In the event additional financing becomes necessary, management may choose to raise those funds through other means of financing as appropriate.

Medicare Developments

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”), which went into effect on January 1, 2004, contained brachytherapy provisions requiring Medicare to reimburse hospitals for each brachytherapy seed/source furnished between January 1, 2004 to December 31, 2006 based on the hospital’s costs for each patient (calculated from the hospital’s charges adjusted by the hospital’s specific cost-to-charge ratio). The MMA also directed the U.S. Government Accountability Office (“GAO”) to conduct a study examining future payment policies for brachytherapy seeds. The GAO published its report on July 25, 2006, concluding that the Centers for Medicare and Medicaid Services (“CMS”), the regulatory body that sets Medicare reimbursement policies, could establish separate prospective payment rates effective in 2007 for palladium-103 brachytherapy seeds/sources (such as TheraSeed®) and iodine-125 seeds/sources using Medicare’s hospital outpatient data. On November 1, 2006, CMS posted a final rule with payment rates for brachytherapy seeds for Medicare's hospital outpatient prospective payment system (“OPPS”) for calendar year 2007. The use of prospective payment rates will fix the per seed rate at which hospitals will be reimbursed. From 2004 through 2006, hospitals were reimbursed at the per seed purchased cost. The Company believed that CMS’ approach to determining the reimbursement rate for brachytherapy seeds was fundamentally flawed. For example, CMS did not stratify cost data on differing seed configurations, such as loose versus “stranded” seeds. Accordingly, the Company continued to work with policy makers in an effort to rectify the shortcomings it believed to be contained in the new CMS rule.

In December 2006, Congress enacted the Tax Relief and Health Care Act of 2006, which extends and refines the Medicare safeguards initially enacted by Congress in 2003 for brachytherapy seeds administered in the hospital outpatient setting. The President signed the legislation on December 20, 2006. The legislation supercedes the final rule published by CMS on November 1, 2006 by extending the current reimbursement policies for brachytherapy seeds through the end of 2007, ensuring that the Medicare program does not implement potentially restrictive caps on reimbursement during that period. In addition, the legislation recognizes that prostate cancer patients must have meaningful access to stranded brachytherapy seeds, which increasingly are used in clinical practice to further enhance the safety and efficacy of treatment. The legislation establishes a permanent requirement for Medicare to use separate codes for the reimbursement of stranded brachytherapy devices, beginning no later than July 1, 2007. Stranded seeds are becoming a larger portion of Theragenics’ brachytherapy business. This important provision should allow reimbursement rules to recognize the value of this important clinical configuration even after 2007.

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

Forward Looking and Cautionary Statements

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding sales, marketing and distribution efforts, the Company’s direct sales organization, including, but not limited to, its growth and effectiveness, third-party reimbursement, CMS policy, sales mix, effectiveness and continuation of non-exclusive distribution agreements, pricing for the TheraSeed® and I-Seed devices, anticipated growth in the Surgical Products business segment, future cost of sales, future gross margins, R&D efforts and expenses, investment in additional personnel and infrastructure, SG&A expenses, other income, potential new products and opportunities, the development of new markets and technologies, diversification of operations, results in general, plans and strategies for continuing diversification, and the sufficiency of the Company’s liquidity and capital resources. From time to time, the Company may also make other forward-looking statements relating to such matters as well as statements relating to anticipated financial performance, business prospects, technological developments, other research and development activities and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with new product development cycles, effectiveness and execution of marketing and sales programs of the Company’s business segments and its distributors, third-party distribution agreements, competitive conditions and selling tactics of the Company’s competitors, the impact of changes in third-party (including CMS) reimbursement, changes in product pricing by the Company’s brachytherapy business segment, changes in cost of materials used in production processes, continued acceptance of products by the market, continued demand for the Company’s brachytherapy, wound closure and vascular access products, integration of Galt and CP Medical into the Theragenics organization, capitalization on opportunities for growth within the Company’s surgical products business, ability to recognize benefits from areas of shared expertise, competition within the medical device industry, development and growth of new applications within the markets for vascular access, wound closure, brachytherapy and more broadly, medical devices, competition from companies within vascular access, wound closure and medical device markets, competition from other methods of treatment, ability to execute on acquisition opportunities on favorable terms and successfully integrate any acquisitions, and other factors including the risks identified in Part II, Item 1A of the Company’s most recent Form 10-K Annual Report. All forward looking statements and cautionary statements included in this document are made as of the date hereof based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward looking statement or cautionary statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk exposure related to market risk sensitive financial instruments is not material. As of April 1, 2007, the Company had borrowings of $7.5 million and letters of credit of approximately $876,000 outstanding under the terms of its Credit Agreement. Interest on outstanding borrowings is payable monthly at LIBOR plus 1% (effective rate of 6.3% as of April 1, 2007),

Item 4.  Controls and Procedures

Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of April 1, 2007, the end of the period covered by this report.

The Company acquired Galt Medical Corporation (“Galt”) on August 2, 2006. Since the date of acquisition, the Company has been focusing on analyzing, evaluating, and implementing changes in Galt's procedures and controls to determine their effectiveness and to make them consistent with our disclosure controls and procedures. Prior to our acquisition of Galt, Galt was not required to prepare financial statements in accordance with accounting principles generally accepted in the United States of America. In addition, Galt was not previously required to maintain disclosure controls and procedures or maintain, document and assess internal control over financial reporting, in each case as required under the rules and regulation of the Securities and Exchange Commission. As noted in Management's Report on Internal Control over Financial Reporting in the Company’s Form 10-K for the year ended December 31, 2006 and as permitted by guidance issued by the staff of the U.S. Securities and Exchange Commission, Galt was excluded from the scope of management’s assessment over the effectiveness of internal control over financial reporting as of December 31, 2006. We have similarly excluded Galt from the scope of our quarterly discussion of material changes in internal control over financial reporting below. Galt constituted 16.7% of consolidated revenue for the three months ended April 1, 2007 and 25.1% of consolidated assets as of April 1, 2007.

No changes in the Company's internal control over financial reporting were identified as having occurred during the fiscal quarter ended April 1, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except as described above with respect to Galt.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is subject to certain legal proceedings and claims in the ordinary course of business. We currently are not aware of any such legal proceedings or claims that we believe will have, individually or in aggregate, a material adverse effect on our business, financial condition, or operating results.

Item 1A. Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results, should be carefully considered. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

REGISTRANT:

THERAGENICS CORPORATION

Date: May 9, 2007	By:	/s/ M. Christine Jacobs
M. Christine Jacobs
Chief Executive Officer

Date: May 9, 2007	By:	/s/ Francis J. Tarallo
Francis J. Tarallo
Chief Financial Officer