Form 10-Q
period 2007-07-01
THERAGENICS CORP
filed 2007-08-08
CIK 795551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

or

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

As of August 1, 2007 the number of shares of $0.01 par value common stock outstanding was 33,287,807.

THERAGENICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

ASSETS
	July 1, 2007 (Unaudited)	December 31, 2006
CURRENT ASSETS
Cash and short-term investments	$22,702	$18,258
Marketable securities	18,740	14,722
Trade accounts receivable, less allowance of $537 in 2007 and $617 in 2006	7,998	7,556
Inventories	8,047	7,433
Deferred income tax asset	5,195	7,798
Prepaid expenses and other current assets	1,204	3,478
Assets held for sale	3,400	3,400
TOTAL CURRENT ASSETS	67,286	62,645

PROPERTY AND EQUIPMENT
Buildings and improvements	22,399	22,374
Machinery and equipment	37,059	36,732
Office furniture and equipment	949	924
	60,407	60,030
Less accumulated depreciation	32,345	30,155
	28,062	29,875
Land	822	822
Construction in progress	609	204
TOTAL PROPERTY AND EQUIPMENT	29,493	30,901

Goodwill	38,721	38,824
Other intangible assets, net	12,823	13,762
Other assets	93	112
	51,637	52,698
TOTAL ASSETS	$148,416	$146,244

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
(Amounts in thousands, except per share data)

LIABILITIES & SHAREHOLDERS’ EQUITY
	July 1, 2007 (Unaudited)	December 31, 2006
CURRENT LIABILITIES
Trade accounts payable	$1,536	$1,768
Accrued salaries, wages and payroll taxes	1,842	1,512
Other current liabilities	1,021	1,101
TOTAL CURRENT LIABILITIES	4,399	4,381

LONG-TERM LIABILITIES
Long-term debt	7,500	7,500
Deferred income taxes	4,963	6,148
Contract termination liability	1,501	1,513
Decommissioning retirement liability	581	561
Other	82	—
TOTAL LONG-TERM LIABILITIES	14,627	15,722

CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Common stock, authorized 100,000 shares of $0.01 par value, issued and outstanding, 33,285 in 2007 and 33,096 in 2006	333	331
Additional paid-in capital	72,623	72,103
Retained earnings	56,501	53,789
Accumulated other comprehensive loss	(67)	(82)
TOTAL SHAREHOLDERS’ EQUITY	129,390	126,141

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$148,416	$146,244

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
REVENUE
Product sales	$15,364	$12,424	$30,591	$24,680
Licensing fees	211	166	435	304
	15,575	12,590	31,026	24,984
COST OF SALES	7,864	6,480	15,973	12,535
GROSS PROFIT	7,711	6,110	15,053	12,449

OPERATING EXPENSES
Selling, general & administrative	4,898	5,378	9,754	10,725
Amortization of purchased intangibles	468	187	937	375
Research & development	379	179	670	418
Restructuring expenses	—	63	—	369
Gain on sale of assets	—	—	—	(201)
	5,745	5,807	11,361	11,686
EARNINGS FROM OPERATIONS	1,966	303	3,692	763

OTHER INCOME/(EXPENSE)
Interest income	734	454	1,123	869
Interest expense	(168)	(65)	(351)	(134)
Other	1	1	2	(20)
	567	390	774	715
Earnings before income taxes	2,533	693	4,466	1,478
Income tax expense	989	260	1,754	270

NET EARNINGS	$1,544	$433	$2,712	$1,208

NET EARNINGS PER COMMON SHARE:
Basic	$0.05	$0.01	$0.08	$0.04
Diluted	$0.05	$0.01	$0.08	$0.04
WEIGHTED AVERAGE SHARES
Basic	33,112	32,077	33,093	32,064
Diluted	33,264	32,120	33,236	32,114

Comprehensive income:
Net earnings	$1,544	$433	$2,712	$1,208
Other comprehensive income/(loss):
Unrealized gain/(loss) on securities available for sale, net of taxes	6	3	15	(111)
Total comprehensive income	$1,550	$436	$2,727	$1,097

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Six Months Ended
	July 1, 2007	July 2, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$2,712	$1,208
Adjustments to reconcile net earnings to net cash provided by operating activities
Deferred income taxes	1,409	260
Depreciation and amortization	3,139	2,432
Provision for allowances	(26)	172
Share based compensation	365	223
Contract termination liability	(12)	—
Decommissioning retirement liability	20	(135)
Gain on sale of equipment	—	(201)
Changes in assets and liabilities:
Accounts receivable	(380)	22
Inventories	(650)	(278)
Prepaid expenses and other current assets	2,377	(530)
Other assets	19	(154)
Trade accounts payable	(232)	(345)
Accrued salaries, wages and payroll taxes	330	(244)
Other current liabilities	(80)	263
Other	82	(12)
Net cash provided by operating activities	9,073	2,681

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of property and equipment	(788)	(246)
Proceeds from sale of equipment	—	234
Purchases of marketable securities	(10,100)	(7,617)
Maturities of marketable securities	6,102	8,700
Net cash provided (used) by investing activities	(4,786)	1,071

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of stock options and stock purchase plan	141	44
Excess tax benefit from exercise of stock options	16	—
Net cash provided by financing activities	157	44

NET INCREASE IN CASH AND SHORT-TERM INVESTMENTS	$4,444	$3,796

CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD	18,258	10,073

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD	$22,702	$13,869

The accompanying footnotes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)
(Amounts in thousands)

	Six Months Ended
	July 1, 2007	July 2, 2006
Supplementary cash flow disclosure:
Interest paid	$354	$134
Taxes paid (received), net	$(1,617)	371

The accompanying footnotes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JULY 1, 2007
(UNAUDITED)
(Amounts in thousands)

	Common Stock
	Number of Shares	Par value $0.01	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE, December 31, 2006	33,096	$331	$72,103	$53,789	$(82)	$126,141
Exercise of stock options	28	—	121	—	—	121
Tax benefit of stock option exercises	—	—	16	—	—	16
Employee stock purchase plan	7	1	19	—	—	20
Issuance of common stock under vesting of restricted units	23	—	—	—	—	—
Issuance of restricted shares	131	1	(1)	—	—	—
Share based compensation	—	—	365	—	—	365
Unrealized gains on securities available for sale, net of taxes	—	—	—	—	15	15
Net earnings for the period	—	—	—	2,712	—	2,712
BALANCE, July 1, 2007	33,285	$333	$72,623	$56,501	$(67)	$129,390

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2007
(Unaudited)

NOTE A - BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The unaudited interim condensed consolidated financial statements included herein reflect the consolidated operations of Theragenics Corporation and its wholly-owned subsidiaries (collectively, “Theragenics” or the “Company”). All material intercompany accounts and transactions have been eliminated in consolidation. These statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the consolidated financial position, consolidated results of operations, consolidated cash flows and changes in shareholders’ equity for the periods presented. All such adjustments are of a normal recurring nature. Pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2006, included in the Form 10-K Annual Report filed by the Company. The December 31, 2006 condensed consolidated balance sheet included herein has been derived from the December 31, 2006 audited consolidated balance sheet included in the aforementioned Form 10-K. The consolidated results of operations for the three and six months ended July 1, 2007 are not necessarily indicative of the results to be expected for a full year.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 11, (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for the Company beginning January 1, 2008. The Company is evaluating the impact of SFAS 159 and the potential impact of this statement on the Company’s consolidated financial statements has not been determined.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2007
(Unaudited)

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

Goodwill of $20.4 million was recorded in connection with the acquisition of Galt in August 2006. In the second quarter of 2007, goodwill was reduced by $103,000 as a result of certain adjustments made to the allocation of the purchase price.

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

	Three Months Ended July 2, 2006	Six Months Ended July 2, 2006
Revenue	$15,333	$30,235
Net earnings	$697	$1,572
Earnings per share
Basic	$0.02	$0.05
Diluted	$0.02	$0.05

Certain pro forma adjustments have been made to reflect the impact of the purchase transaction, primarily consisting of amortization of intangible assets with determinate lives, reductions in interest income as a result of cash used in the acquisition, increases in interest expense resulting from borrowings under the Company’s credit facility, elimination of share based compensation on equity awards that terminated upon a change in control of the acquired company, income taxes to reflect the Company’s effective rate for the period, and increases in weighted average shares outstanding for the common shares issued in the transaction. The pro forma adjustments also include non-recurring charges of $76,000 and $474,000 for amortization of the fair market value adjustments for inventory and backlog for the three and six months ended July 2, 2006, respectively.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2007
(Unaudited)

NOTE D - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Market is replacement cost or net realizable value. The Company estimates reserves for inventory obsolescence based upon management’s judgment of future realization. Inventories were comprised of the following (in thousands):

	July 1, 2007	December 31, 2006
Raw materials	$4,230	$4,409
Work in process	1,627	950
Finished goods	1,906	1,608
Spare parts and supplies	788	935
	8,551	7,902
Allowance for slow moving and obsolete inventory	(504)	(469)
Total	$8,047	$7,433

NOTE E - INCOME TAXES

The Company’s effective income tax rate for the three and six months ended July 1, 2007 was approximately 39%, which is reflective of the approximate effective rate expected for 2007. This includes federal and state income taxes, and is higher than taxes computed at the statutory rates due to certain non-deductible items.

The Company’s effective tax rate for the three and six months ended July 2, 2006 was approximately 38% and 18%, respectively. During 2006 the Company had an allowance for a deferred income tax asset that was reduced during the course of the year as it became more likely than not that some portion of the deferred tax asset would be realized. The three and six months ended July 2, 2006 included a tax benefit of approximately $25,000 and $337,000, respectively, representing a reduction in the allowance for the deferred income tax asset and reducing the effective tax rate for each period. In the fourth quarter of 2006, Management determined that it was more likely than not that substantially all of the remaining deferred tax asset would be recognized and, accordingly, all but $239,000 of the allowance was released. The allowance of $239,000 remains at July 1, 2007, and primarily represents certain state net operating loss carryforwards for which the Company believes it is more likely than not that the benefit will not be realized.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest expense and penalties, accounting in interim periods, disclosure and transition. The Company has evaluated its tax positions for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years that remain subject to examination by major tax jurisdictions as of July 1, 2007. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or income tax examinations by tax authorities for years prior to 2003. The Company concluded that there are no significant uncertain tax positions requiring recognition in the financial statements. Accordingly, adoption of FIN 48 did not have a material effect on the Company’s financial statements.

The Company’s policy is to recognize accrued interest expense and penalties associated with uncertain tax positions as a component of income tax expense. Inasmuch as the Company has concluded that there are no significant uncertain tax positions, no amounts of interest or penalties have been accrued.

During the second quarter of 2007 the IRS completed an examination of the Company’s 2004 federal income tax return, with no significant adjustments. Upon settlement of this audit, the Company received a refund of federal income taxes previously paid of $1.9 million.  This refund resulted from the carryback of tax losses that were reported in the Company’s 2004 federal income tax return.  The Company also received $309,000 of interest income related to this refund, which was recognized upon settlement of the IRS examination in the second quarter of 2007. The Company’s federal income tax return for 2005 is currently under examination by the IRS. The examination is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2007
(Unaudited)

NOTE F - SHARE-BASED COMPENSATION

Stock Options

The following is a summary of activity in stock options outstanding during the first six months of 2007 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate intrinsic value
Outstanding, beginning of period	2,016	$10.30
Granted	175	5.00
Exercised	(28)	4.25
Forfeited	(319)	8.00
Expired	(16)	11.75
Outstanding, end of period	1,828	$10.30	3.4	$13
Exercisable at end of period	1,615	$11.00	2.6	$10

The grant date fair value of the stock options issued in 2007 was $2.68 per share and was estimated using the Black-Scholes options-pricing model using the following assumptions:

Expected dividend yield	0.0%
Expected volatility	49.9%
Risk-free interest rate	4.8%
Expected life	6 years

Expected stock price volatility is based on the historical volatility of the Company’s stock price over the most recent period commensurate with the expected option life. When determining the expected life of stock options, the Company classifies options into groups for employees where relatively homogeneous exercise behavior is expected. The vesting period of the options, the length of time similar grants have remained outstanding in the past, and the expected volatility of the stock are also considered. These factors may cause the expected volatility and expected life of options granted to differ from period to period.

The Company recognizes compensation expense for option awards with graded vesting on a straight-line basis over the requisite service period for each separately vesting portion of the award. Compensation cost related to stock options totaled $61,000 and $106,000 for the three and six months ended July 1, 2007, respectively and $18,000 and $31,000 for the three and six months ended July 2, 2006, respectively. As of July 1, 2007 there was approximately $377,000 of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 2.3 years. The total intrinsic value of options exercised was approximately $45,000 for the six months ended July 1, 2007.  No stock options were granted or exercised during the six months ended July 2, 2006.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2007
(Unaudited)

Restricted Stock

A summary of activity in non-vested restricted stock awards during the first six months of 2007 follows (shares in thousands):

	Shares	Weighted average grant date fair value
Non-vested at January 1, 2007	53	$3.27
Granted	131	4.73
Vested	(20)	3.66
Forfeited	-	-
Non-vested at July 1, 2007	164	$4.43

Fair value of restricted shares granted to employees and directors is based on the fair value of the underlying common stock at the grant date. The fair value of the restricted shares granted to non-employees is remeasured each period until they are vested based on the fair value of the underlying common stock. Compensation expense related to restricted stock totaled approximately $91,000 and $169,000 for the three and six months ended July 1, 2007, respectively, and $65,000 and $76,000 for the three and six months ended July 2, 2006, respectively. As of July 1, 2007, there was approximately $563,000 of unrecognized compensation cost related to the restricted shares, which is expected to be recognized over a weighted average period of 3.2 years. The total fair value of restricted stock vested during 2007 was approximately $94,000 and $72,000 for the six months ended July 1, 2007 and July 2, 2006, respectively.

Stock Units

There was no activity in stock units during the six months ended July 1, 2007, and no stock units were vested during the six months ended July 1, 2007 or the six months ended July 2, 2006. Compensation expense related to stock units totaled approximately $19,000 and $87,000 for the three and six months ended July 1, 2007, respectively, and $78,000 and $109,000 for the three and six months ended July 2, 2006, respectively. As of July 1, 2007, there was approximately $187,000 of unrecognized compensation cost related to the stock units, which is expected to be recognized over a weighted average period of 1.4 years.

Employee Stock Purchase Plan

The Theragenics Corporation Employee Stock Purchase Plan (the “ESPP”) allows eligible employees the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each quarterly offering period. Compensation cost related to the ESPP totaled approximately $1,000 and $3,000 for the three and six months ended July 1, 2007, respectively and $3,000 and $7,000 for the three and six months ended July 2, 2006, respectively.

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

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2007
(Unaudited)

Major Customers

Sales to Bard represented approximately 55% of total brachytherapy seed product revenue and approximately 30% of consolidated revenue for both the three months and six months ended July 1, 2007. Sales to Bard represented approximately 60% and 62% of total brachytherapy seed product revenue, and approximately 40% and 43% of consolidated revenue, for the three and six months ended July 2, 2006, respectively.

Accounts receivable from Bard represented approximately 52% of brachytherapy accounts receivable and 31% of consolidated accounts receivable at July 1, 2007. At December 31, 2006, accounts receivable from Bard represented approximately 53% of brachytherapy accounts receivable and 31% of consolidated accounts receivable.

For the three and six months ended July 1, 2007, no single customer equaled or exceeded 10% of surgical products sales. For the six months ended July 2, 2006, three customers equaled or exceeded 10% of surgical products sales, with one customer totaling 13% of sales and two customers each totaling 10% of sales. For the three months ended July 2, 2006, one customer totaled 14% and another customer totaled 11% of surgical products sales. No single customer equaled or exceeded 10% of surgical products accounts receivable at July 1, 2007. One customer totaled 11% of surgical products accounts receivable at December 31, 2006.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2007
(Unaudited)

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

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Revenues
Brachytherapy seed	$8,551	$8,610	$17,200	$17,618
Surgical products	7,071	4,019	13,910	7,461
Intersegment eliminations	(47)	(39)	(84)	(95)
	$15,575	$12,590	$31,026	$24,984
Restructuring expenses
Brachytherapy seed	$—	$63	$—	$369
Surgical products	—	—	—	—
	$—	$63	$—	$369
Gain on sale of assets
Brachytherapy seed	$—	$—	$—	$199
Surgical products	$—	—	—	2
	—	$—	$—	$201
Earnings (loss) from operations
Brachytherapy seed	$940	$(233)	$2,090	$(61)
Surgical products	1,029	528	1,607	837
Intersegment eliminations	(3)	8	(5)	(13)
	$1,966	$303	$3,692	$763
Capital expenditures
Brachytherapy seed	$209	$75	$332	$144
Surgical products	237	49	456	102
	$446	$124	$788	$246
Depreciation and amortization
Brachytherapy seed	$965	$1,020	$1,934	$2,004
Surgical products	607	216	1,205	428
	$1,572	$1,236	$3,139	$2,432

Earnings from operations by segment do not include interest expense, interest income, other income and expense, or provisions for income taxes. Intersegment eliminations represent surgical products segment sales transactions.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2007
(Unaudited)

Supplemental information related to significant assets and liabilities follows (in thousands):

	July 1, 2007	December 31, 2006
Identifiable assets
Brachytherapy seed	$84,601	$79,136
Surgical products	70,241	69,860
Corporate investment in subsidiaries	61,667	61,667
Intersegment eliminations	(68,093)	(64,419)
	$148,416	$146,244
Goodwill
Brachytherapy seed	$2,578	$2,578
Surgical products	36,143	36,246
	$38,721	$38,824
Other intangible assets
Brachytherapy seed	$5	$6
Surgical products	12,818	13,756
	$12,823	$13,762

Information regarding revenue by geographic regions follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
United States	$14,527	$11,888	$28,938	$23,678
Europe	663	354	1,284	646
Other foreign countries	174	182	369	356
License fees (Canada)	211	166	435	304
	$15,575	$12,590	$31,026	$24,984

Foreign sales are attributed to countries based on the location of the customer. License fees are recognized from the TheraSphere® licensing agreement with Nordion, a Canadian based company. All other foreign sales are related to the surgical products segment. All of the Company’s long-lived assets are located within the United States.

NOTE I - RESTRUCTURING

Restructuring costs of $63,000 and $369,000 were incurred in the three and six months ended July 2, 2006, respectively. These restructuring costs consisted primarily of the ongoing site exit and disposal costs associated with the restructuring of the brachytherapy business that was announced and implemented in August 2005. These restructuring activities were completed in the second quarter of 2006. Gain on sale of assets in the six months ended July 2, 2006 includes $199,000 related to assets sold that were idled in the restructuring.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2007
(Unaudited)

NOTE J - EARNINGS PER SHARE

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

	Three months ended		Six months ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net earnings	$1,544	$433	$2,712	$1,208

Weighted average common shares outstanding	33,112	32,077	33,093	32,064
Incremental common shares issuable under stock options and awards	152	43	143	50
Weighted average common shares outstanding assuming dilution	33,264	32,120	33,236	32,114
Earnings per share
Basic	$0.05	$0.01	$0.08	$0.04
Diluted	$0.05	$0.01	$0.08	$0.04

For the three and six months ended July 1, 2007, potential common stock from approximately 1,430,000 and 1,440,000 stock options, respectively, were not included in the diluted earnings per share calculation because their effect is antidilutive. For both the three and six months ended July 2, 2006, potential common stock from approximately 2,433,000 stock options were not included in the diluted earnings per share calculation because their effect is antidilutive.

NOTE K - CONTINGENCIES

From time to time, the Company is subject to certain legal proceedings and claims in the ordinary course of business. Management currently is not aware of any such legal proceedings or claims that it believes will have, individually or in aggregate, a material adverse effect on the Company’s business, financial condition, or operating results.

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

The Company has substantially diversified its operations and revenues in recent years. Prior to 2003, the Company’s sole product was the palladium-103 TheraSeed® prostate cancer treatment device. In 2003, the Company began to market I-Seed, an iodine-125 based prostate cancer treatment device. In May 2005, the Company expanded into the surgical products business with the acquisition of CP Medical Corporation (“CP Medical”), followed by the acquisition of Galt Medical Corp. (“Galt”) in August 2006. CP Medical and Galt comprise the Company’s surgical products business, which accounted for 45% of consolidated revenue in the first six months of 2007. Prior to May 2005, the brachytherapy seed business constituted 100% of the Company’s revenue.

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

Results of Operations

Revenue

Following is a summary of revenue by segment (in thousands):

	Three Months Ended			Six Months Ended
	July 1, 2007	July 2, 2006	Change (%)	July 1, 2007	July 2, 2006	Change (%)
Brachytherapy seed
Product sales	$8,340	$8,444	(1.2%)	$16,765	$17,314	(3.2%)
License fees	211	166	27.1%	435	304	43.1%
Total brachytherapy seed	8,551	8,610	(.7%)	17,200	17,618	(2.4%)
Surgical products	7,071	4,019	75.9%	13,910	7,461	86.4%
Intersegment eliminations	(47)	(39)	20.5%	(84)	(95)	(11.6%)
Consolidated	$15,575	$12,590	23.7%	$31,026	$24,984	24.2%

The increase in consolidated revenue over the 2006 periods is a result of the increase in the surgical products segment, which includes wound closure and vascular access products. Revenue for 2007 includes the results of Galt, which was acquired in August 2006. A significant portion of wound closure and vascular access products are sold to original equipment manufacturers and distributors. Ordering patterns of these customers vary and are difficult to predict. Accordingly, surgical products revenue is subject to fluctuation on a quarter to quarter basis.

Brachytherapy product sales decreased 1% and 3% in the three and six month period ended July 1, 2007, respectively, compared to the 2006 periods. This decrease was due to a decline in sales to our main distributor, which decreased 9% and 14% for the three and six months ended July 1, 2007, respectively, largely offset by increased revenue from direct sales. The decline to this main distributor was attributable to decreases in unit volumes and in the transfer price, which was reduced by 6% effective February 1, 2007. Continued declines in unit volumes to distributors would reduce gross profit further due to the significant fixed cost component of manufacturing expenses to the extent not offset by increased direct sales. However, because of this significant fixed cost component, any appreciable increases in unit volumes to distributors could have the impact of increasing overall margins. The future effect of the pricing reduction to the Company’s distributors is dependent upon the ability of the distributors to leverage this pricing reduction to maintain or increase unit volumes.

The Company also maintains its own internal brachytherapy sales force that sells TheraSeed® and I-Seed directly to hospitals and physicians. Revenue from direct sales increased 7% and 11% for the three and six months ended July 1, 2007, respectively, over the comparable 2006 periods. This increase in direct sales resulted from programs implemented by the direct sales force, including direct to consumer advertising programs. The average selling price of the TheraSeed® device sold directly to hospitals and physicians during the second quarter and first six months of 2007 was comparable to the respective 2006 periods.

The Company has two non-exclusive distribution agreements in place for the distribution of the TheraSeed® device. The primary distribution agreement is with C. R. Bard (“Bard”), which is effective through December 31, 2008 (the “Bard Agreement”). Sales to Bard represented 55% of brachytherapy products sales and 30% of consolidated sales for both the three and six months ended July 1, 2007. For the six months ended July 2, 2006, sales to Bard represented 62% of brachytherapy product sales and 43% of consolidated sales. The terms of the Bard Agreement provide for automatic one-year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires on December 31, 2008, and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2007.

Management believes that Medicare reimbursement policies have affected the brachytherapy market and can also continue to affect the brachytherapy market. In December 2006 Congress enacted the Tax Relief and Health Care Act of 2006 (the “Act”), which retained the “charges adjusted to costs” reimbursement methodology for brachytherapy seeds throughout 2007. The Company believes that it is likely that fixed reimbursement rates for seeds will be implemented beginning in 2008, (see “Medicare Developments” below) and that this and other factors can be expected to lead to continued pricing pressure from hospitals and other health care providers.

Operating income and costs and expenses

Following is a summary of operating income by segment (in thousands):

	Three Months Ended			Six Months Ended
	July 1, 2007	July 2, 2006	Change ($)	July 1, 2007	July 2 2006	Change ($)
Operating income (loss)
Brachytherapy seed	$940	$(233)	$1,173	$2,090	$(61)	$2,151
Surgical products	1,029	528	501	1,607	837	770
Intersegment eliminations	(3)	8	(11)	(5)	(13)	8

Consolidated	$1,966	$303	$1,663	$3,692	$763	$2,929

The increase in operating income in the brachytherapy segment was a result of reductions in operating expenses. Cost of sales decreased $336,000 and $289,000 for the three and six months ended July 1, 2007, respectively, compared to the 2006 periods. These decreases were a result of cost reductions from operating efficiencies. As a result, gross margins on product sales increased to 55% in the second quarter of 2007 from 50% in 2006, and to 54% for the first six months of 2007 compared to 52% in the comparable 2006 period. Looking forward, gross margins in the brachytherapy seed business are expected to be dependent primarily on sales levels, due to the high fixed cost component of brachytherapy operations. Selling, general and administrative (“SG&A”) expenses decreased $922,000 and $2.2 million for the three and six months of 2007, respectively, compared to the 2006 periods primarily due to declines in advertising and professional fees.

Operating income in the surgical products segment include the results of Galt, acquired in August 2006. Gross margins in the surgical products segment were 44% and 42% for the three and six months ended July 1, 2007, respectively, and are dependent on product and sales channel mix. In addition to the inclusion of Galt, operating income improved over the 2006 periods due to reductions in professional fees and bad debt expenses partially offset by severance costs. In addition, efficiencies were realized because of the larger scale of the surgical products business in 2007. Overall SG&A expenses as a percent of sales in the surgical products segment decreased to 27% for the three months ended July 1, 2007 from 29% in the comparable 2006 period and to 28% for the first six months of 2007 compared to 29% in the comparable 2006 period. To support anticipated growth, the Company expects to continue to make investments in staffing and other infrastructure in the surgical products segment. Accordingly, SG&A expenses may fluctuate as a percentage of sales in future periods.

Research and development (“R&D”) expenses increased over the 2006 periods as investments were made in new product development. The Company expects to continue to invest in R&D during 2007 as investments are made in product development to address growth opportunities in our businesses.

Other

Interest income was $734,000 and $1,123,000 for the three and six months ended July 1, 2007, respectively, compared to $454,000 and $869,000 for the comparable 2006 periods. The 2007 periods include $309,000 of one-time interest income related to $1.9 million of refunded federal income taxes. The interest income was recognized in the three months ended July 1, 2007 upon settlement of the IRS’ examination of the Company’s 2004 federal income tax return. This increase in interest income was partially offset due to having fewer invested funds in the 2007 periods, as $29.6 million in cash was utilized for the acquisition of Galt in August 2006. The Company’s investments consist primarily of short-term cash investments and high-credit quality corporate and municipal obligations, in accordance with the Company’s investment policies. Funds available for investment have and will continue to be utilized for the Company’s current and future expansion programs and strategic opportunities for growth and diversification. As funds continue to be used for these programs and activities, and as interest rates continue to change, management expects interest income to fluctuate accordingly.

Income tax expense

The Company’s effective income tax rate for the three and six months ending July 1, 2007 was approximately 39%, which is reflective of the approximate effective rate expected for 2007. This includes federal and state income taxes, and is higher than taxes computed at the statutory rates due to certain non-deductible items.

The Company’s effective tax rate for the three and six months ending July 2, 2006 was approximately 38% and 18%, respectively. During 2006 the Company had an allowance for a deferred income tax asset that was reduced during the course of the year as it became more likely than not that some portion of the deferred tax asset would be realized. The three and six months ended July 2, 2006 included a tax benefit of approximately $25,000 and $337,000, respectively, which represented a reduction in the allowance for the deferred income tax asset and reduced the effective tax rate for that period. In the fourth quarter of 2006, Management determined that it was more likely than not that substantially all of the remaining deferred tax asset would be recognized and, accordingly, all but $239,000 of the allowance was released. The allowance of $239,000 remains at July 1, 2007, and primarily represents certain state net operating loss carryforwards for which the Company believes it is more likely than not that the benefit will not be realized.

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007 (see “Critical Accounting Policies” below). The Company has evaluated its tax positions and concluded that there are no significant uncertain tax positions requiring recognition in the financial statements. This evaluation was performed for all tax years that remain subject to examination by major tax jurisdictions as of July 1, 2007. Accordingly, adoption of FIN 48 did not have a material effect on the Company’s financial statements. However, Management considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and may not accurately anticipate actual outcomes.

During the second quarter of 2007 the IRS completed an audit of the Company’s 2004 federal income tax return, with no significant adjustments. The Company’s federal income tax return for 2005 is currently under examination by the IRS. The examination is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Critical Accounting Policies

The preparation of financial statements requires Management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. The following is not intended to be a comprehensive list of all of the Company’s accounting policies. The Company’s significant accounting policies are more fully described in the notes to its consolidated financial statements included in its Annual Report on Form 10-K and as updated in its Forms 10-Q for the current fiscal year. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for Management’s judgment in their application. The accounting policies described below are those which we believe are most critical in fully understanding and evaluating our reported financial results, and are areas in which Management’s judgment in selecting an available alternative might produce a materially different result.

Property, plant and equipment. Property, plant and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of such assets. The Company’s estimates can result in differences from the actual useful lives of certain assets. The significant portion of equipment is comprised of the Company’s cyclotrons, utilized in the brachytherapy business. As of July 1, 2007, the Company owned and operated eight cyclotrons, the first of which entered service in 1998. Each of the Company’s cyclotrons is depreciated using an estimated 10-year life. Management’s estimate of the useful life of these cyclotrons is based on the Company’s experience to date with these cyclotrons. Based on experience gained relative to the operation, refurbishment, and maintenance of the cyclotrons, Management believes there is a substantive basis for the current depreciable lives of the cyclotrons.

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

Goodwill. The Company has $36.1 million of goodwill associated with its surgical products business and $2.6 million of goodwill associated with its brachytherapy seed business. The Company accounts for goodwill and other intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized to expense and must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that such assets might be impaired. The first step of the impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill and intangible assets with indefinite lives. If fair value exceeds book value, goodwill is considered not impaired. If book value exceeds fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. For this step the implied fair value of the goodwill is compared with the book value of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to that excess. Any loss recognized cannot exceed the carrying amount of goodwill. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited once the measurement of that loss is completed.

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

Goodwill of $20.4 million was recorded in connection with the acquisition of Galt in August 2006. In the second quarter of 2007, goodwill was reduced by $103,000 as a result of certain adjustments made to the allocation of the purchase price.

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

Share-based compensation. The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standard No. 123R, Shared-based Payment (“SFAS 123R”). Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the Company’s stock price volatility, employee stock option exercise behaviors and, for performance based awards, expected performance rates during the vesting period.

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

Income taxes. Our judgments, assumptions and estimates relative to the provision for income taxes take into account current tax laws and our interpretation of current tax laws. Management must make assumptions, judgments and estimates to determine our tax provision and our deferred income tax assets and liabilities, including the valuation allowance to be recorded against a deferred tax asset. Actual operating results and the underlying amount and category of income in future years could differ materially from our current assumptions, judgments and estimates of recoverable net deferred taxes.

Management evaluates the realizability of the deferred tax assets and assesses the need for the valuation allowance each reporting period. In the future if, based on the facts and circumstances surrounding the Company’s ability to generate adequate future taxable income, it becomes more likely than not that some or all of the deferred tax asset will not be realized, the valuation allowance may be required to be increased. At July 1, 2007, the Company has recorded a current deferred tax asset of $5.2 million, a long-term deferred tax liability of $5.0 million and an allowance of $239,000.

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

Liquidity and Capital Resources

The Company had cash, short-term investments and marketable securities of $41.4 million at July 1, 2007, compared to $33.0 million at December 31, 2006. Marketable securities consist primarily of high-credit quality corporate and municipal obligations, in accordance with the Company’s investment policies. The aggregate increase in cash, short-term investments and marketable securities was primarily the result of cash generated from operations.

Working capital was $62.9 million at July 1, 2007, compared to $58.3 million at December 31, 2006. The Company also has a Credit Agreement with a financial institution that provides for revolving borrowings of up to $40.0 million, including a $5.0 million sub-limit for letters of credit, through a credit facility that expires on October 31, 2009. Borrowings of $7.5 million were outstanding under the Credit Agreement as of July 1, 2007. Interest is payable quarterly at LIBOR plus 1% (effective rate of 6.3% at July 1, 2007). Letters of credit, representing decommission funding required by the Georgia Department of Natural Resources, totaling $876,000 were outstanding under the Credit Agreement as of July 1, 2007. The Credit Agreement is unsecured, but provides for a lien to be established on substantially all of the assets of the Company (subject to certain exceptions) in the event certain events of default occur under the Credit Agreement. The Credit Agreement, as amended, contains representations and warranties, as well as affirmative, reporting and negative covenants, customary for financings of this type. Among other things, certain provisions of the Credit Agreement limit the incurrence of additional debt and require the maintenance of certain financial ratios and tests. The Company was in compliance with these covenants as of July 1, 2007.

Cash provided by operations was $9.1 million and $2.7 million during the six months ended July 1, 2007 and July 2, 2006, respectively. Cash provided by operations consists of net earnings plus non-cash expenses such as depreciation, amortization, and stock based compensation, and changes in balance sheet items such as accounts receivable, inventories, prepaid expenses and payables. During the first six months of 2007, inventories increased $650,000 and accounts receivable increased $380,000, each as a result of higher sales volumes compared to the fourth quarter of 2006. The increase in cash provided by operations from 2006 was primarily due to increases in net earnings and non-cash expenses, plus a reduction in prepaid expenses mainly generated by the receipt of a federal income tax refund of $1.9 million plus related interest income of $309,000.

Capital expenditures totaled $788,000 and $246,000 during the first six months of 2007 and 2006, respectively. The Company expects capital expenditures in 2007 to continue to be higher than 2006 as investments continue to be made primarily in the surgical products business.

Cash provided by financing activities was $157,000 and $44,000 in the first six months of 2007 and 2006, respectively, consisting of cash proceeds from the exercise of stock options and the Company’s Employee Stock Purchase Plan.

Cash could be used in 2007 for increased marketing and brachytherapy support activities, support for growth in the surgical products segment, and in the pursuit of additional diversification efforts such as the purchase of technologies, products or companies.

The Company believes that current cash and investment balances and cash from future operations and credit facilities will be sufficient to meet its current anticipated working capital and capital expenditure requirements. In the event additional financing becomes necessary, management may choose to raise those funds through other means of financing as appropriate.

Medicare Developments

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”), which went into effect on January 1, 2004, contained brachytherapy provisions requiring Medicare to reimburse hospitals for each brachytherapy seed/source furnished between January 1, 2004 to December 31, 2006 based on the hospital’s costs for each patient (calculated from the hospital’s charges adjusted by the hospital’s specific cost-to-charge ratio). The MMA also directed the U.S. Government Accountability Office (“GAO”) to conduct a study examining future payment policies for brachytherapy seeds. The GAO published its report on July 25, 2006, concluding that the Centers for Medicare & Medicaid Services (“CMS”), the regulatory body that sets Medicare reimbursement policies, could establish separate prospective payment rates effective in 2007 for palladium-103 brachytherapy seeds/sources (such as TheraSeed®) and iodine-125 seeds/sources using Medicare’s hospital outpatient data.

Although subsequently superceded by Congress, CMS posted a final rule on November 1, 2006 with fixed prospective payment rates for brachytherapy seeds for Medicare's hospital outpatient prospective payment system (“OPPS”) that would have applied to calendar year 2007. The use of prospective payment rates would have fixed the per seed rate at which hospitals would have been reimbursed in 2007. The Company believed that CMS’ approach to determining the fixed prospective reimbursement rate for brachytherapy seeds was fundamentally flawed. For example, CMS did not stratify cost data on differing seed configurations, such as loose versus “stranded” seeds. Accordingly, the Company continued to work with policy makers in an effort to rectify the shortcomings it believed to be contained in the new CMS rule.

In December 2006, Congress enacted the Tax Relief and Health Care Act of 2006 (the “Act”), which extended and refined the Medicare safeguards initially enacted by Congress in 2003 for brachytherapy seeds administered in the hospital outpatient setting. The Act’s provisions on brachytherapy superceded the final rule published by CMS on November 1, 2006 by extending the current “charges adjusted to cost” reimbursement policies for brachytherapy seeds through the end of 2007, ensuring that the Medicare program would not implement potentially restrictive caps on reimbursement during that period. In addition, the legislation recognized that prostate cancer patients must have meaningful access to stranded brachytherapy seeds, which increasingly are used in clinical practice to further enhance the safety and efficacy of treatment. The legislation established a permanent requirement for Medicare to use separate codes for the reimbursement of stranded brachytherapy devices, beginning no later than July 1, 2007. Stranded seeds are becoming a larger portion of Theragenics’ brachytherapy business. This important provision should allow reimbursement rules to recognize the value of this important clinical configuration even after 2007.

Effective July 2007, CMS issued new reimbursement codes for brachytherapy sources. The codes are isotope specific and recognize the distinction between nonstranded versus stranded seeds, as mandated by the Act. In late July 2007, CMS also posted a proposed OPPS rule for calendar year 2008 with proposed fixed prospective reimbursement rates for these new codes. The Company believes it is likely that fixed reimbursement rates for seeds will be implemented beginning in 2008, and that this and other factors can be expected to lead to continued pricing pressure from hospitals and other health care providers. The Company also continues to work through the Coalition for the Advancement of Brachytherapy, the brachytherapy industry trade organization, in an effort to extend the current “charges adjusted to costs” reimbursement methodology for brachytherapy seeds.

Forward Looking and Cautionary Statements

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding sales, marketing and distribution efforts, ordering patterns of customers, the Company’s direct sales organization, including, but not limited to, its growth and effectiveness, third-party reimbursement, CMS policy, sales mix, effectiveness and continuation of non-exclusive distribution agreements, pricing for the TheraSeed® and I-Seed devices, anticipated growth in the Surgical Products business segment, future cost of sales and gross margins, R&D efforts and expenses, investment in additional personnel and infrastructure, SG&A expenses, other income, potential new products and opportunities, the development of new markets and technologies, diversification of operations, results in general, plans and strategies for continuing diversification, and the sufficiency of the Company’s liquidity and capital resources. From time to time, the Company may also make other forward-looking statements relating to such matters as well as statements relating to anticipated financial performance, business prospects, technological developments, other research and development activities and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with new product development cycles, effectiveness and execution of marketing and sales programs of the Company’s business segments and its distributors, third party distribution agreements, competitive conditions and selling tactics of the Company’s competitors, potential changes in third-party reimbursement (including CMS), changes in product pricing by the Company’s brachytherapy business segment, changes in cost of materials used in production processes, continued acceptance of the Company’s products by the market, continued demand for the Company’s brachytherapy, wound closure and vascular access products, capitalization on opportunities for growth within the Company’s Surgical Products business segment, ability to recognize benefits from areas of shared expertise, competition within the medical device industry, development and growth of new applications within the markets for brachytherapy, wound closure, vascular access and, more broadly, medical devices, competition from companies within brachytherapy, wound closure, vascular access and, more broadly, medical device markets, competition from other methods of treatment, ability to execute on acquisition opportunities on favorable terms and successfully integrate any acquisitions, and the risks identified in Part II, Item 1A of the Company’s most recent Form 10-K Annual Report. All forward looking statements and cautionary statements included in this document are made as of the date hereby based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward looking statement or cautionary statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk exposure related to market risk sensitive financial instruments is not material. As of July 1, 2007, the Company had borrowing of $7.5 million and letters of credit of approximately $876,000 outstanding under the terms of its Credit Agreement. Interest on outstanding borrowing is payable monthly at LIBOR plus 1% (effective rate of 6.3% as of July 1, 2007).

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 1, 2007, the end of the period covered by this report.

The Company acquired Galt Medical Corp. (“Galt”) on August 2, 2006. Since the date of acquisition, the Company has been focusing on analyzing, evaluating, and implementing changes in Galt's procedures and controls to determine their effectiveness and to make them consistent with our disclosure controls and procedures. Prior to our acquisition of Galt, Galt was not required to prepare financial statements in accordance with accounting principles generally accepted in the United States of America. In addition, Galt was not previously required to maintain disclosure controls and procedures or maintain, document and assess internal control over financial reporting, in each case as required under the rules and regulation of the Securities and Exchange Commission. As noted in Management's Report on Internal Control over Financial Reporting in the Company’s Form 10-K for the year ended December 31, 2006 and as permitted by guidance issued by the staff of the U.S. Securities and Exchange Commission, Galt was excluded from the scope of management’s assessment over the effectiveness of internal control over financial reporting as of December 31, 2006. We have similarly excluded Galt from the scope of our quarterly discussion of material changes in internal control over financial reporting below. Galt constituted 18.3% of consolidated revenue for the six months ended July 1, 2007 and 23.1% of consolidated assets as of July 1, 2007.

No changes in the Company’s internal control over financial reporting were identified as having occurred during the quarter ended July 1, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as described above with respect to Galt.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is subject to certain legal proceedings and claims in the ordinary course of business. Management currently is not aware of any such legal proceedings or claims that it believes will have, individually or in aggregate, a material adverse effect on the Company’s business, financial condition, or operating results.

Item 1A. Risk Factors

In addition to the other information set forth in this report, and in the following paragraph, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results, should be carefully considered. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Management believes that the brachytherapy industry continues to be affected by competition from alternate therapies, declining prices for iodine-125 and palladium-103 seeds, competitors’ selling tactics and the effects of consolidation in the industry. Theragenics’ brachytherapy business also continues to be affected by the Company’s non-exclusive distributors. Medicare reimbursement policies have affected the brachytherapy market and can also continue to affect the brachytherapy market. In December 2006 Congress enacted the Tax Relief and Health Care Act of 2006, which retained the “charges adjusted to cost” reimbursement methodology for brachytherapy seeds for 2007. The Company believes it is likely that fixed prospective reimbursement rates for seeds will be implemented beginning in 2008, (see “Medicare Developments” above) and that this and other factors can be expected to lead to continued pricing pressure from hospitals and other health care providers. Accordingly, Theragenics and/or its non-exclusive distributors may continue to change their respective pricing policies for the TheraSeed® device and Theragenics may change its pricing policy with respect to I-seed in order to take advantage of market opportunities or respond to competitive situations. Responding to market opportunities and competitive situations could have an adverse effect on average selling prices. Responding to market opportunities and competitive situations could also have a favorable effect or prevent an unfavorable effect on market share and volumes. Conversely, the Company or its non-exclusive distributors could individually and independently decide to maintain per unit pricing under certain competitive situations that could adversely affect current or potential market share and volumes.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company’s annual meeting of stockholders was held on May 17, 2007.

(b)	M. Christine Jacobs was elected to the board of directors to serve for a three-year term. Ms. Jacobs received 22,606,339 votes for her election with 4,910,318 withholding authority.

(c)
The appointment of Dixon Hughes PLLC was ratified as the Company’s independent registered public accounting firm for the year ending December 31, 2007 with 27,394,121 votes for ratification, 82,760 votes against ratification and 39,776 abstentions.

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

REGISTRANT:
THERAGENICS CORPORATION

Date: August 8, 2007	By:	/s/ M. Christine Jacobs
M. Christine Jacobs Chief Executive Officer

Date: August 8, 2007	By:	/s/ Francis J. Tarallo
Francis J. Tarallo Chief Financial Officer