Form 10-Q
period 2007-09-30
THERAGENICS CORP
filed 2007-11-08
CIK 795551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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
YES ☐   NO ☒

As of November 1, 2007 the number of shares of $0.01 par value common stock outstanding was 33,271,372.

THERAGENICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

ASSETS	September 30,
	2007	December 31,
	(Unaudited)	2006
CURRENT ASSETS
Cash and short-term investments	$22,682	$18,258
Marketable securities	22,405	14,722
Trade accounts receivable, less allowance of $467 in 2007 and $617 in 2006	8,703	7,556
Inventories	7,632	7,433
Deferred income tax asset	5,434	7,798
Prepaid expenses and other current assets	1,208	3,478
Asset held for sale	3,400	3,400
TOTAL CURRENT ASSETS	71,464	62,645

PROPERTY AND EQUIPMENT
Buildings and improvements	22,430	22,374
Machinery and equipment	37,173	36,732
Office furniture and equipment	955	924
	60,558	60,030
Less accumulated depreciation	33,358	30,155
	27,200	29,875
Land	822	822
Construction in progress	799	204
TOTAL PROPERTY AND EQUIPMENT	28,821	30,901

Goodwill	38,658	38,824
Other intangible assets, net	12,350	13,762
Other assets	93	112
	51,101	52,698
TOTAL ASSETS	$151,386	$146,244

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
(Amounts in thousands, except per share data)

LIABILITIES & SHAREHOLDERS’ EQUITY	September 30,
	2007	December 31,
	(Unaudited)	2006
CURRENT LIABILITIES
Trade accounts payable	$1,226	$1,768
Accrued salaries, wages and payroll taxes	2,038	1,512
Income taxes payable	894	-
Other current liabilities	671	1,101
TOTAL CURRENT LIABILITIES	4,829	4,381

LONG-TERM LIABILITIES
Long-term debt	7,500	7,500
Deferred income taxes	5,366	6,148
Contract termination liability	1,494	1,513
Decommissioning retirement liability	591	561
Other	303	—
TOTAL LONG-TERM LIABILITIES	15,254	15,722

CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Common stock, authorized 100,000 shares of $0.01 par value, issued and outstanding, 33,269 in 2007 and 33,096 in 2006	333	331
Additional paid-in capital	72,763	72,103
Retained earnings	58,264	53,789
Accumulated other comprehensive loss	(57)	(82)
TOTAL SHAREHOLDERS’ EQUITY	131,303	126,141

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$151,386	$146,244

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
REVENUE
Product sales	$15,757	$13,766	$46,348	$38,446
License fees	244	554	679	858
	16,001	14,320	47,027	39,304
COST OF SALES	8,207	7,263	24,180	19,798
GROSS PROFIT	7,794	7,057	22,847	19,506
OPERATING EXPENSES
Selling, general & administrative	4,498	4,552	14,252	15,277
Amortization of purchased intangibles	469	471	1,406	846
Research & development	430	206	1,100	624
Restructuring expenses	—	—	—	369
Gain on sale of assets	—	—	—	(201)
	5,397	5,229	16,758	16,915
EARNINGS FROM OPERATIONS	2,397	1,828	6,089	2,591
OTHER INCOME/(EXPENSE)
Interest income	530	362	1,653	1,231
Interest expense	(177)	(114)	(528)	(249)
Other	(1)	(39)	1	(58)
	352	209	1,126	924
Earnings before income taxes	2,749	2,037	7,215	3,515
Income tax expense	986	380	2,740	650

NET EARNINGS	$1,763	$1,657	$4,475	$2,865

NET EARNINGS PER COMMON SHARE:
Basic	$0.05	$0.05	$0.14	$0.09
Diluted	$0.05	$0.05	$0.13	$0.09
WEIGHTED AVERAGE SHARES
Basic	33,118	32,752	33,101	32,293
Diluted	33,237	32,822	33,262	32,368

Comprehensive income:
Net earnings	$1,763	$1,657	$4,475	$2,865
Other comprehensive income/(loss):
Reclassification adjustment for realized loss included in net earnings	5	39	5	39
Unrealized gain/(loss) on securities available for sale, net of taxes	5	108	20	(3)
Total comprehensive income	$1,773	$1,804	$4,500	$2,901

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Nine Months Ended
	September 30,	October 1,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$4,475	$2,865
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	4,711	3,995
Deferred income taxes	1,530	540
Realized loss on sale of marketable securities	5	39
Provision (credit) for allowances	(70)	213
Share-based compensation	575	302
Contract termination liability	(19)	(16)
Decommissioning retirement liability	30	(123)
Gain on sale of equipment	—	(201)
Changes in assets and liabilities:
Accounts receivable	(1,037)	(432)
Inventories	(239)	(685)
Prepaid expenses and other current assets	2,270	(258)
Other assets	(64)	27
Trade accounts payable	(542)	(311)
Accrued salaries, wages and payroll taxes	526	(359)
Other current liabilities	(330)	263
Income taxes payable	997	—
Other	303	—
Net cash provided by operating activities	13,121	5,859

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of property and equipment	(1,223)	(563)
Proceeds from sale of equipment	—	234
Cash paid for acquisition, net of cash acquired	—	(29,656)
Purchases of marketable securities	(22,900)	(8,108)
Maturities of marketable securities	14,976	22,770
Proceeds from sales of marketable securities	280	5,961
Net cash used by investing activities	(8,867)	(9,362)

The accompanying footnotes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)
(Amounts in thousands)

	Nine Months Ended
	September 30,	October 1,
	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	—	7,500
Exercise of stock options and stock purchase plan	154	62
Excess tax benefit from exercise of stock options	16	—
Net cash provided by financing activities	170	7,562

NET INCREASE IN CASH AND SHORT-TERM INVESTMENTS	$4,424	$4,059

CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD	18,258	10,073

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD	$22,682	$14,132

SUPPLEMENTARY CASH FLOW DISCLOSURE:
Interest paid	$473	$248
Taxes paid (received), net	$(1,648)	278

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in acquisition	$—	$3,052
Common stock received for other receivable	$83	$—

The accompanying footnotes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDITED)
(Amounts in thousands)

	Common Stock				Accumulated
	Number	Par	Additional		Other
	of	value	Paid-in	Retained	Comprehensive
	Shares	$0.01	Capital	Earnings	Loss	Total
BALANCE, December 31, 2006	33,096	$331	$72,103	$53,789	$(82)	$126,141
Exercise of stock options	30	—	126	—	—	126
Tax benefit from exercise of stock options	—	—	16	—	—	16
Employee stock purchase plan	10	1	27	—	—	28
Retirement of common stock received in settlement for other receivable	(21)	—	(83)	—	—	(83)
Issuance of common stock upon vesting of restricted units	23	—	—	—	—	—
Issuance of restricted shares	131	1	(1)	—	—	—
Share based compensation	—	—	575	—	—	575
Reclassification adjustment for realized loss included in net earnings	—	—	—	—	5	5
Unrealized gains on securities available for sale, net of taxes	—	—	—	—	20	20
Net earnings for the period	—	—	—	4,475	—	4,475
BALANCE, September 30, 2007	33,269	$333	$72,763	$58,264	$(57)	$131,303

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

NOTE A - BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The unaudited interim condensed consolidated financial statements included herein reflect the consolidated operations of Theragenics Corporation and its wholly-owned subsidiaries (collectively, “Theragenics” or the “Company”). All material intercompany accounts and transactions have been eliminated in consolidation. These statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the consolidated financial position, consolidated results of operations, consolidated cash flows and changes in shareholders’ equity for the periods presented. All such adjustments are of a normal recurring nature. Pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2006, included in the Form 10-K Annual Report filed by the Company. The December 31, 2006 condensed consolidated balance sheet included herein has been derived from the December 31, 2006 audited consolidated balance sheet included in the aforementioned Form 10-K.  The consolidated results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for a full year.

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

NOTE B – RECENTLY ISSUED ACCOUNTING STANDARDS

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 11, (“SFAS 159”).  SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for the Company beginning January 1, 2008. The Company is evaluating the impact of SFAS 159 and the potential impact of this statement on the Company’s consolidated financial statements has not been determined.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

NOTE C – ACQUISITION OF GALT MEDICAL

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

The total purchase price, including transaction costs, was approximately $32.7 million (net of cash acquired of approximately $2.3 million).  The purchase price was paid $29.7 million in cash and the issuance of 978,065 shares of common stock valued at approximately $3.1 million.  Galt develops, manufactures and markets disposable medical devices utilized for vascular access, primarily serving the interventional radiology, interventional cardiology and vascular surgery markets.  Galt’s current products include guidewires, micro-introducer kits and tear-away introducer sets and kits, and hemostasis valved introducer kits and sets.  This transaction further diversifies Theragenics’ medical device and surgical products businesses and leverages the Company’s existing strengths within these markets.

Goodwill of $20.5 million was recorded in connection with the acquisition of Galt in August 2006.  During 2007 goodwill was reduced by $166,000 as a result of certain adjustments made to the allocation of the purchase price.

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

	Three Months Ended October 1, 2006	Nine Months Ended October 1, 2006
Revenue	$15,058	$45,294
Net earnings	$1,864	$3,435
Earnings per share
Basic	$0.06	$0.10
Diluted	$0.06	$0.10

Certain pro forma adjustments have been made to reflect the impact of the purchase transaction, primarily consisting of amortization of intangible assets with determinate lives, reductions in interest income as a result of cash used in the acquisition, increases in interest expense resulting from borrowings under the Company’s credit facility, elimination of share based compensation on equity awards that terminated upon a change in control of the acquired company, income taxes to reflect the Company’s effective rate for the period, and increases in weighted average shares outstanding for the common shares issued in the transaction.  The pro forma adjustments also include non-recurring charges of $474,000 for amortization of the fair market value adjustments for inventory and backlog for the nine months ended October 1, 2006.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

NOTE D - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Market is replacement cost or net realizable value. The Company estimates reserves for inventory obsolescence based upon management’s judgment of future realization. Inventories were comprised of the following (in thousands):

	September 30 2007	December 31, 2006
Raw materials	$4,341	$4,409
Work in process	1,423	950
Finished goods	1,626	1,608
Spare parts and supplies	750	935
	8,140	7,902
Allowance for slow moving and obsolete inventory	(508)	(469)
Total	$7,632	$7,433

NOTE E - INCOME TAXES

The Company’s effective income tax rates for the three and nine months ended September 30, 2007 were approximately 36% and 38%, respectively, and include federal and state income taxes.  The year to date effective rate is reflective of the approximate effective rate expected for 2007.

The Company’s effective tax rate for the three and nine months ended October 1, 2006 was approximately 19%.  During 2006 the Company had an allowance for a deferred income tax asset that was reduced during the course of the year as it became more likely than not that some portion of the deferred tax asset would be realized.   The three and nine months ended October 1, 2006 included a tax benefit of approximately $1.0 million and $1.4 million, respectively, representing a reduction in the allowance for the deferred income tax asset and significantly reduced the effective tax rate for each period.  In the fourth quarter of 2006, Management determined that it was more likely than not that substantially all of the remaining deferred tax asset would be recognized and, accordingly, the significant portion of the allowance was released.  The balance of the allowance at September 30, 2007 is $241,000, primarily representing certain state net operating loss carryforwards for which the Company believes it is more likely than not that the benefit will not be realized.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest expense and penalties, accounting in interim periods, disclosure and transition.  The Company has evaluated its tax positions for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years that remain subject to examination by major tax jurisdictions as of September 30, 2007. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or income tax examinations by tax authorities for years prior to 2003.   The Company concluded that there are no significant uncertain tax positions requiring recognition in the financial statements.  Accordingly, adoption of FIN 48 did not have a material effect on the Company’s financial statements.

The Company’s policy is to recognize accrued interest expense and penalties associated with uncertain tax positions as a component of income tax expense.  Inasmuch as the Company has concluded that there are no significant uncertain tax positions, no amounts of interest or penalties have been accrued.

During 2007, the IRS completed an examination of the Company’s 2004 and 2005 federal income tax return with no significant adjustments.  Upon settlement of the 2004 audit, the Company received a refund of federal income tax previously paid of $1.9 million.  This refund resulted from the carryback of tax losses that were reported in the Company’s 2004 federal income tax return. The Company also received $309,000 of interest income related to this refund, which was recognized upon settlement of the IRS examination in the second quarter of 2007.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

NOTE F - SHARE-BASED COMPENSATION

Stock Options

The following is a summary of activity in stock options outstanding during the first nine months of 2007 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate intrinsic value
Outstanding, beginning of period	2,016	$10.30
Granted	175	5.00
Exercised	(30)	4.23
Forfeited	(377)	8.99
Expired	(16)	11.75
Outstanding, end of period	1,768	$10.15	3.2	$53
Exercisable at end of period	1,560	$10.85	2.5	$41

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

The Company recognizes compensation expense for option awards with graded vesting on a straight-line basis over the requisite service period for each separately vesting portion of the award. Compensation cost related to stock options totaled $61,000 and $167,000 for the three and nine months ended September 30, 2007, respectively, and $15,000 and $46,000 for the three and nine months ended October 1, 2006, respectively.  As of September 30, 2007 there was approximately $316,000 of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 2.2 years.  The total intrinsic value of options exercised was approximately $45,000 for the nine months ended September 30, 2007.  No stock options were granted or exercised during the nine months ended October 1, 2006.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

Restricted Stock

A summary of activity in non-vested restricted stock awards during the first nine months of 2007 follows (shares in thousands):

	Shares	Weighted average grant date fair value
Non-vested at January 1, 2007	53	$3.27
Granted	131	4.81
Vested	(20)	3.66
Forfeited	-	-
Non-vested at September 30, 2007	164	$4.49

Fair value of restricted shares granted to employees and directors is based on the fair value of the underlying common stock at the grant date.  The fair value of the restricted shares granted to non-employees is remeasured each period until they are vested based on the fair value of the underlying common stock. Compensation expense related to restricted stock totaled approximately $98,000 and $267,000 for the three and nine months ended September 30, 2007, respectively, and $16,000 and $92,000 for the three and nine months ended October 1, 2006, respectively. As of September 30, 2007, there was approximately $474,000 of unrecognized compensation cost related to the restricted shares, which is expected to be recognized over a weighted average period of 3.0 years.  The total fair value of restricted stock vested during 2007 was approximately $94,000 and $72,000 for the nine months ended September 30, 2007 and October 1, 2006, respectively.

Stock Units

There was no activity in stock units during the nine months ended September 30, 2007, and no stock units were vested during the nine months ended September 30, 2007 or the nine months ended October 1, 2006.  Compensation expense related to stock units totaled approximately $49,000 and $136,000 for the three and nine months ended September 30, 2007, respectively,  and $45,000 and $154,000 for the three and nine months ended October 1, 2006, respectively.  As of September 30, 2007, there was approximately $159,000 of unrecognized compensation cost related to the stock units, which is expected to be recognized over a weighted average period of 1.2 years.

Employee Stock Purchase Plan

The Theragenics Corporation Employee Stock Purchase Plan (the “ESPP”) allows eligible employees the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each quarterly offering period. Compensation cost related to the ESPP totaled approximately $2,000 and $5,000 for the three and nine months ended September 30, 2007, respectively and $3,000 and $10,000 for the three and nine months ended October 1, 2006, respectively.

NOTE G - DISTRIBUTION AGREEMENT AND MAJOR CUSTOMERS

Distribution Agreement

The Company’s brachytherapy business sells its TheraSeed® device directly to health care providers and to third party distributors.  The Company’s primary non-exclusive distribution agreement is with C. R. Bard (“Bard”) for the distribution of the TheraSeed® device (the “Bard Agreement”). The terms of the Bard Agreement provide for automatic one year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current terms expire December 31, 2008, and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2007. The Bard Agreement gives Bard the non-exclusive right to distribute the TheraSeed® device in the U.S., Canada, and other international locations for the treatment of prostate cancer and other solid localized cancerous tumors.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

Major Customers

Sales to Bard represented approximately 51% and 54% of total brachytherapy seed product revenue and approximately 26% and 28% of consolidated revenue for both the three months and nine months ended September 30, 2007, respectively.  Sales to Bard represented approximately 58% and 61% of total brachytherapy seed product revenue, and approximately 35% and 40% of consolidated revenue, for the three and nine months ended October 1, 2006, respectively.

Accounts receivable from Bard represented approximately 46% of brachytherapy accounts receivable and 28% of consolidated accounts receivable at September 30, 2007. At December 31, 2006, accounts receivable from Bard represented approximately 53% of brachytherapy accounts receivable and 31% of consolidated accounts receivable.

For the three months ended September 30, 2007, one customer totaled 10% of surgical products sales.  No single customer equaled or exceeded 10% of surgical products sales for the nine months ended September 30, 2007.  For the nine months ended October 1, 2006, two customers each totaled 10% of surgical products sales.  For the three months ended October 1, 2006, no customers exceeded 10% of surgical products sales. One customer totaled 12% of surgical products accounts receivable, and another customer totaled 10% of surgical products accounts receivable at September 30, 2007.  One customer totaled 11% of surgical products accounts receivable at December 31, 2006.

NOTE H – LICENSE FEES

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

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

NOTE I - SEGMENT REPORTING

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

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Revenues
Brachytherapy seed	$8,477	$9,248	$25,676	$26,866
Surgical products	7,587	5,112	21,498	12,573
Intersegment eliminations	(63)	(40)	(147)	(135)
	$16,001	$14,320	$47,027	$39,304
Restructuring expenses
Brachytherapy seed	$—	$—	$—	$369
Surgical products	—	—	—	—
	$—	$—	$—	$369
Gain on sale of assets
Brachytherapy seed	$—	$—	$—	$199
Surgical products	—	—	—	2
	$—	$—	$—	$201
Earnings from operations
Brachytherapy seed	$1,244	$1,708	$3,335	$1,647
Surgical products	1,160	140	2,766	977
Intersegment eliminations	(7)	(20)	(12)	(33)
	$2,397	$1,828	$6,089	$2,591
Capital expenditures
Brachytherapy seed	$59	$14	$391	$100
Surgical products	376	361	832	463
	$435	$375	$1,223	$563
Depreciation and amortization
Brachytherapy seed	$955	$1,009	$2,889	$3,013
Surgical products	617	554	1,822	982
	$1,572	$1,563	$4,711	$3,995

Earnings from operations by segment do not include interest expense, interest income, other income and expense, or provisions for income taxes.  Intersegment eliminations primarily represent surgical products segment sales transactions.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

Supplemental information related to significant assets and liabilities follows (in thousands):

	September 30, 2007	December 31, 2006
Identifiable assets
Brachytherapy seed	$86,822	$79,136
Surgical products	70,689	69,860
Corporate investment in subsidiaries	61,667	61,667
Intersegment eliminations	(67,792)	(64,419)
	$151,386	$146,244
Goodwill
Brachytherapy seed	$2,578	$2,578
Surgical products	36,080	36,246
	$38,658	$38,824
Other intangible assets
Brachytherapy seed	$1	$6
Surgical products	12,349	13,756
	$12,350	$13,762

Information regarding revenue by geographic regions follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
United States	$14,771	$12,792	$43,709	$36,470
Europe	856	435	2,140	1,081
Other foreign countries	130	539	499	895
License fees (Canada)	244	554	679	858
	$16,001	$14,320	$47,027	$39,304

Foreign sales are attributed to countries based on the location of the customer. License fees are recognized from the TheraSphere® licensing agreement with Nordion, a Canadian based company.  All other foreign sales are related to the surgical products segment.  All of the Company’s long-lived assets are located within the United States.

NOTE J - RESTRUCTURING

Restructuring costs of $369,000 were incurred in the nine months ended October 1, 2006.   These restructuring costs consisted primarily of site exit and disposal costs associated with the restructuring of the brachytherapy business that was announced and implemented in August 2005.   These restructuring activities were completed in the second quarter of 2006.  Gain on sale of assets in the nine months ended October 1, 2006 includes $199,000 related to assets sold that were idled in the restructuring.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

NOTE K – EARNINGS PER SHARE

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

	Three months ended		Nine months ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006

Net earnings	$1,763	$1,657	$4,475	$2,865

Weighted average common shares outstanding	33,118	32,752	33,101	32,293
Incremental common shares issuable under stock options and awards	119	70	161	75
Weighted average common shares outstanding assuming dilution	33,237	32,822	33,262	32,368
Earnings per share
Basic	$0.05	$0.05	$0.14	$0.09
Diluted	$0.05	$0.05	$0.13	$0.09

For the three and nine months ended September 30, 2007, potential common stock from approximately 1,716,000 and 1,576,000 stock options, respectively, were not included in the diluted earnings per share calculation because their effect is antidilutive. For both the three and nine months ended October 1, 2006, potential common stock from approximately 2,433,000 stock options were not included in the diluted earnings per share calculation because their effect is antidilutive.

NOTE L –CONTINGENCIES

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business.  Management currently is not aware of any such proceedings or claims that it believes will have, individually or in aggregate, a material adverse effect on the Company’s business, financial condition, or operating results.

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

The Company has substantially diversified its operations and revenues in recent years. Prior to 2003, the Company’s sole product was the palladium-103 TheraSeed® prostate cancer treatment device. In 2003, the Company began to market I-Seed, an iodine-125 based prostate cancer treatment device. In May 2005, the Company expanded into the surgical products business with the acquisition of CP Medical Corporation (“CP Medical”), followed by the acquisition of Galt Medical Corp. (“Galt”) in August 2006. CP Medical and Galt comprise the Company’s surgical products business, which accounted for 45% of consolidated revenue in the first nine months of 2007.  Prior to May 2005, the brachytherapy seed business constituted 100% of the Company’s revenue.

Galt was acquired on August 2, 2006, for $32.7 million (net of $2.3 million of cash acquired), including $29.7 million in cash and the issuance of common shares valued at $3.1 million. The Company borrowed $7.5 million under its $40.0 million credit facility in connection with the Galt acquisition. The Company’s consolidated results of operations include the results of Galt subsequent to the acquisition date.

Results of Operations

Revenue

Following is a summary of revenue by segment (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2007	October 1, 2006	Change (%)	September 30, 2007	October 1, 2006	Change (%)
Brachytherapy seed
Product sales	$8,233	$8,694	(5.3%)	$24,997	$26,008	(3.9%)
Continuing licensing fees	244	154	58.4%	679	458	48.3%
One-time license fees	—	400	(100.0%)	—	400	(100.0%)
Total brachytherapy seed	8,477	9,248	(8.3%)	25,676	26,866	(4.4%)
Surgical products	7,587	5,112	48.4%	21,498	12,573	71.0%
Intersegment eliminations	(63)	(40)	57.5%	(147)	(135)	8.9%
Consolidated	$16,001	$14,320	11.7%	$47,027	$39,304	19.6%

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

Brachytherapy product sales decreased 5% and 4% in the three and nine month period ended September 30, 2007, respectively, compared to the 2006 periods.  This decrease was due to a decline in sales to our main distributor, which decreased 17% and 15% for the three and nine months ended September 30, 2007, respectively, somewhat offset by increased revenue from direct sales.  The sales decline to this main distributor was attributable to a 6% reduction in transfer price, which was effective February 1, 2007, with the remaining decreases due to lower unit volumes.  Continued declines in unit volumes sold to distributors would reduce gross profit further due to the significant fixed cost component of manufacturing expenses to the extent not offset by increased direct sales.  However, because of this significant fixed cost component, any appreciable increases in unit volumes to distributors could have the impact of increasing overall margins.   The future effect of the pricing reduction to the Company’s distributors is dependent upon the ability of the distributors to leverage this pricing reduction to maintain or increase unit volumes.

The Company also maintains its own internal brachytherapy sales force that sells TheraSeed® and I-Seed directly to hospitals and physicians.  Revenue from direct sales increased 10% and 11% for the three and nine months ended September 30, 2007, respectively, over the comparable 2006 periods. This increase in direct sales resulted from programs implemented by the direct sales force, including direct to consumer advertising programs.  The average selling price of the TheraSeed® device sold directly to hospitals and physicians during the third quarter and first nine months of 2007 was comparable to the respective 2006 periods.

The Company has two non-exclusive distribution agreements in place for the distribution of the TheraSeed® device.  The primary distribution agreement is with C. R. Bard (“Bard”), which is effective through December 31, 2008 (the “Bard Agreement”). Sales to Bard represented approximately 51% and 54% of total brachytherapy seed product revenue and approximately 26% and 28% of consolidated revenue for both the three months and nine months ended September 30, 2007, respectively.  Sales to Bard represented approximately 58% and 61% of total brachytherapy seed product revenue, and approximately 35% and 40% of consolidated revenue, for the three and nine months ended October 1, 2006, respectively.

The terms of the Bard Agreement provide for automatic one-year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires on December 31, 2008, and will be automatically extended for one additional year unless either party gives notice by December 31, 2007 of its intent not to extend the agreement.

Management believes that Medicare reimbursement policies have affected the brachytherapy market and can also continue to affect the brachytherapy market.  In December 2006 Congress enacted the Tax Relief and Health Care Act of 2006 (the “Act”), which retained the “charges adjusted to costs” reimbursement methodology for brachytherapy seeds throughout 2007.  The Company believes that it is likely that fixed reimbursement rates for seeds will be implemented beginning in 2008, (see “Medicare Developments” below) and that this and other factors can be expected to lead to continued pricing pressure from hospitals and other health care providers.  This could have an adverse effect on brachytherapy revenue.

Revenue in the 2006 periods included $400,000 of one-time license fee revenue in the brachytherapy business related to the license of the Company’s TheraSphere® product.  Under the terms of the license agreement, this one-time fee was due upon the licensee receiving the CE Mark and European registration for TheraSphere® in certain European countries.  The licensing agreement provides for continuing license fees from European and U.S. product sales of TheraSphere®, though continuing license fees are not expected to be significant in the near future.    Commencing in the second quarter of 2008, the licensing rate will be reduced to approximately one-half of its current rate, and license fee revenue will decline accordingly. Expenses related to the license agreement will decline by a like amount, and no net effect on operating income is expected.

Some of the Company’s competitors experienced a temporary interruption of their palladium-103 supply in the third quarter, and the Company supplied certain of those competitors’ customers for several weeks.  Although such sales did not materially affect revenues during the quarter ended September 30, 2007, it demonstrates the value and reliability of the Company’s manufacturing capabilities.

Operating income and costs and expenses

Following is a summary of operating income by segment (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2007	October 1, 2006	Change (%)	September 30, 2007	October 1, 2006	Change (%)
Brachytherapy seed
Operating income	$1,244	$1,708	(27.2%)	$3,335	$1,647	102.5%
One-time license fees	—	(400)	n/a	—	(400)	n/a
Restructuring related items	—	—	—	—	170	n/a
Brachytherapy seed excluding special items	1,244	1,308	(4.9)%	3,335	1,417	135.4%

Surgical products	1,160	140	728.6%	2,766	977	183.1%

Intersegment eliminations	(7)	(20)	(65.0%)	(12)	(33)	(63.6%)

Operating income
Consolidated	$2,397	$1,828	31.1%	$6,089	$2,591	135.0%
Excluding special items	$2,397	$1,428	67.9%	$6,089	$2,361	157.9%

Operating income excluding special items is a non-GAAP financial measure used by management in its analysis of the Company’s operating performance.   Because of the significance of the one-time license fee and restructuring related items, we believe presentation of financial measures excluding the impact of these items provides supplemental information that is helpful to an understanding of the operating results of the Company’s businesses and period-to-period comparisons of performance. Non-GAAP financial measures should be considered in addition to, but not as a substitute for, the Company's reported GAAP results.

Operating income excluding special items in the brachytherapy segment increased 135% in the nine month period compared to the 2006 period.   This increase was a result of cost reductions in operating expenses as compared to 2006, partially offsetting the effect of lower revenue.  Cost reductions were a result of operating efficiencies and other savings programs implemented in the third quarter of 2006.  Gross margins on product sales were approximately 54% in the 2007 nine month period compared to 52% in 2006.  Selling, general and administrative (SG&A) expenses were the significant portion of the cost reductions in the nine months ended September 30, 2007, decreasing by $2.5 million as compared to 2006. These SG&A reductions were primarily a result of decreases in advertising and professional fees.    Operating income excluding special items for the three months ending September 30, 2007 decreased 5% compared to 2006, affected by lower revenue.  Expense savings compared to the prior year were not as significant in the third quarter of 2007 as they were for the nine month period because the cost reduction programs generating the expense savings were implemented in the third quarter of 2006. Accordingly, we do not currently expect continued cost reductions on a year over year basis.  Gross margins on product sales were 55% and 53% in the third quarter of 2007 and 2006, respectively. Looking forward, gross margins in the brachytherapy seed business are expected to be dependent primarily on sales levels, due to the high fixed cost component of brachytherapy operations.

Operating income in the surgical products segment include the results of Galt, acquired in August 2006.  Gross margins in the surgical products segment were 43% and 42% for the three and nine months ended September 30, 2007, respectively, and are dependent on product and sales channel mix.   In addition to the inclusion of Galt, operating income improved over the 2006 periods due to reductions in professional fees and bad debt expenses partially offset by severance costs.  Efficiencies were also realized because of the larger scale of the surgical products business in 2007.  Overall SG&A expenses as a percent of sales in the surgical products segment decreased to 25% for the three months ended September 30, 2007 from 32% in the comparable 2006 period and to 27% for the first nine months of 2007 compared to 30% in the comparable 2006 period.  To support anticipated growth, the Company expects to continue to make investments in staffing and other infrastructure in the surgical products segment.  Accordingly, SG&A expenses may fluctuate as a percentage of sales in future periods.

Research and development (“R&D”) expenses increased over the 2006 periods as investments were made in new product development.  The Company expects to continue to invest in R&D during 2007 and 2008 as investments are made in product development to address growth opportunities in our businesses.

Other

Interest income was $530,000 and $1,653,000 for the three and nine months ended September 30, 2007, respectively, compared to $362,000 and $1,231,000 for the comparable 2006 periods. The 2007 nine month period includes $309,000 of one-time interest income related to $1.9 million of refunded federal income taxes.  The interest income was recognized in the second quarter of 2007 upon settlement of the IRS’ examination of the Company’s 2004 federal income tax return.    Other increases in interest income were a result of higher interest rates in 2007, partially offset due to having fewer invested funds in the 2007 periods, as $29.7 million in cash was utilized for the acquisition of Galt in August 2006.  The Company’s investments consist primarily of short-term cash investments and high-credit quality corporate and municipal obligations, in accordance with the Company’s investment policies. Funds available for investment have and will continue to be utilized for the Company’s current and future expansion programs and strategic opportunities for growth and diversification. As funds continue to be used for these programs and activities, and as interest rates continue to change, management expects interest income to fluctuate accordingly.

Income tax expense

The Company’s effective income tax rates for the three and nine months ended September 30, 2007 were approximately 36% and 38%, respectively, and include federal and state income taxes. The year to date effective rate is reflective of the approximate effective tax rate expected for 2007.

The Company’s effective tax rate for the three and nine months ended October 1, 2006 was approximately 19%.  During 2006 the Company had an allowance for a deferred income tax asset that was reduced during the course of the year as it became more likely than not that some portion of the deferred tax asset would be realized.   The three and nine months ended October 1, 2006 included a tax benefit of approximately $1.0 million and $1.4 million, respectively, representing a reduction in the allowance for the deferred income tax asset and significantly reducing the effective tax rate for each period.  In the fourth quarter of 2006, Management determined that it was more likely than not that substantially all of the remaining deferred tax asset would be recognized and, accordingly, the significant portion of the allowance was released.  The balance of the allowance at September 30, 2007 is $241,000, primarily representing certain state net operating loss carryforwards for which the Company believes it is more likely than not that the benefit will not be realized.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest expense and penalties, accounting in interim periods, disclosure and transition.  The Company has evaluated its tax positions for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years that remain subject to examination by major tax jurisdictions as of September 30, 2007. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or income tax examinations by tax authorities for years prior to 2003.   The Company concluded that there are no significant uncertain tax positions requiring recognition in the financial statements.  Accordingly, adoption of FIN 48 did not have a material effect on the Company’s financial statements.

The Company’s policy is to recognize accrued interest expense and penalties associated with uncertain tax positions as a component of income tax expense.  Inasmuch as the Company has concluded that there are no significant uncertain tax positions, no amounts of interest or penalties have been accrued.

During 2007, the IRS completed an examination of the Company’s 2004 and 2005 federal income tax return with no significant adjustments.  Upon settlement of the 2004 audit, the Company received a refund of federal income tax previously paid of $1.9 million.  This refund resulted from the carryback of tax losses that were reported in the Company’s 2004 federal income tax return. The Company also received $309,000 of interest income related to this refund, which was recognized upon settlement of the IRS examination in the second quarter of 2007.

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

Property, plant and equipment. Property, plant and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of such assets. The Company’s estimates can result in differences from the actual useful lives of certain assets. The significant portion of equipment is comprised of the Company’s cyclotrons, utilized in the brachytherapy business.  As of September 30, 2007, the Company owned and operated eight cyclotrons, the first of which entered service in 1998. Each of the Company’s cyclotrons is depreciated using an estimated 10-year life. Management’s estimate of the useful life of these cyclotrons is based on the Company’s experience to date with these cyclotrons. Based on experience gained relative to the operation, refurbishment, and maintenance of the cyclotrons, Management believes there is a substantive basis for the current depreciable lives of the cyclotrons.

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

Goodwill of $20.5 million was recorded in connection with the acquisition of Galt in August 2006.  During the first nine months of 2007, goodwill was reduced by $166,000 as a result of certain adjustments made to the allocation of the purchase price.

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

Management evaluates the realizability of the deferred tax assets and assesses the need for the valuation allowance each reporting period. In the future if, based on the facts and circumstances surrounding the Company’s ability to generate adequate future taxable income, it becomes more likely than not that some or all of the deferred tax asset will not be realized, the valuation allowance may be required to be increased.  At September 30, 2007, the Company has recorded a current gross deferred tax asset of $5.6 million, a long-term deferred tax liability of $5.4 million and an allowance of $241,000.

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

Liquidity and Capital Resources

The Company had cash, short-term investments and marketable securities of $45.1 million at September 30, 2007, compared to $33.0 million at December 31, 2006. Marketable securities consist primarily of high-credit quality corporate and municipal obligations, in accordance with the Company’s investment policies. The aggregate increase in cash, short-term investments and marketable securities was primarily the result of cash generated from operations.

Working capital was $66.6 million at September 30, 2007, compared to $58.3 million at December 31, 2006. The Company also has a Credit Agreement with a financial institution that provides for revolving borrowings of up to $40.0 million, including a $5.0 million sub-limit for letters of credit, through a credit facility that expires on October 31, 2009.  Borrowings of $7.5 million were outstanding under the Credit Agreement as of September 30, 2007.  Interest is payable quarterly at LIBOR plus 1% (effective rate of 6.5% at September 30, 2007).  Letters of credit, representing decommission funding required by the Georgia Department of Natural Resources, totaling $876,000 were outstanding under the Credit Agreement as of September 30, 2007. The Credit Agreement is unsecured, but provides for a lien to be established on substantially all of the assets of the Company (subject to certain exceptions) in the event certain events of default occur under the Credit Agreement. The Credit Agreement, as amended, contains representations and warranties, as well as affirmative, reporting and negative covenants, customary for financings of this type. Among other things, certain provisions of the Credit Agreement limit the incurrence of additional debt and require the maintenance of certain financial ratios and tests.  The Company was in compliance with these covenants as of September 30, 2007.

Cash provided by operations was $13.1 million and $5.9 million during the nine months ended September 30, 2007 and October 1, 2006, respectively. Cash provided by operations consists of net earnings plus non-cash expenses such as depreciation, amortization, deferred income taxes and stock based compensation, and changes in balance sheet items such as accounts receivable, inventories, prepaid expenses and payables.  In addition to higher net earnings and non cash expenses, significant items affecting the increase in cash from operations for 2007 over 2006 include a $2.3 million decrease in prepaid expenses and other current assets, arising primarily due to the receipt of a federal income tax refund of $1.9 million in 2007, and an increase of $1.0 million in income taxes payable.  A significant item reducing cash from operations was an increase in accounts receivable of $1.0 million, resulting from higher sales.  As of September 30, 2007, the Company has utilized substantially all of its net operating loss carryforwards for income taxes. Accordingly, the Company expects to begin paying income taxes at normal rates going forward, which will have a negative effect on cash flow from operations in the future.

Capital expenditures totaled $1.2 million and $563,000 during the first nine months of 2007 and 2006, respectively. The Company expects current capital expenditure rates to continue in 2007 and 2008 as investments continue to be made to support capacity, primarily in the surgical products business.  In 2006, $29.7 million in cash was used for the acquisition of Galt.

Cash provided by financing activities was $170,000 and $7.6 million in the first nine months of 2007 and 2006, respectively.  The 2006 amount was primarily a result of $7.5 million in borrowings under the Company’s $40.0 million credit facility.  The remainder consists of cash proceeds from the exercise of stock options and the Company’s Employee Stock Purchase Plan.

Cash is expected to be used in 2007 for increased marketing and brachytherapy support activities, support for growth in the surgical products segment, and in the pursuit of additional diversification efforts such as the purchase of technologies, products or companies.

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

Effective July 2007, CMS issued new reimbursement codes for brachytherapy sources. The codes are isotope specific and recognize the distinction between nonstranded versus stranded seeds, as mandated by the Act.  In early November 2007, CMS also posted a final OPPS rule for calendar year 2008 with fixed prospective reimbursement rates for these new codes.  The Company believes it is likely that fixed reimbursement rates for seeds will be implemented beginning in 2008, and that this and other factors can be expected to lead to continued pricing pressure from hospitals and other health care providers.  This could have an adverse effect on brachytherapy revenue.  The Company also continues to work through the Coalition for the Advancement of Brachytherapy, the brachytherapy industry trade organization, in an effort to extend the current “charges adjusted to costs” reimbursement methodology for brachytherapy seeds.

Forward Looking and Cautionary Statements

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding sales, marketing and distribution efforts, ordering patterns of customers, the Company’s direct sales organization, including, but not limited to, its growth and effectiveness, third-party reimbursement, CMS policy, sales mix, effectiveness and continuation of non-exclusive distribution agreements, pricing for the TheraSeed® and I-Seed devices, anticipated growth in the surgical products business segment, future cost of sales and gross margins, R&D efforts and expenses, investment in additional personnel and infrastructure, SG&A expenses, other income, potential new products and opportunities, the development of new markets and technologies, diversification of operations, results in general, plans and strategies for continuing diversification, and the sufficiency of the Company’s liquidity and capital resources. From time to time, the Company may also make other forward-looking statements relating to such matters as well as statements relating to anticipated financial performance, business prospects, technological developments, other research and development activities and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with new product development cycles, effectiveness and execution of marketing and sales programs of the Company’s business segments and its distributors, third party distribution agreements, competitive conditions and selling tactics of the Company’s competitors, potential changes in third-party reimbursement (including CMS), changes in product pricing by the Company’s brachytherapy business segment, changes in cost of materials used in production processes, continued acceptance of the Company’s products by the market, continued demand for the Company’s brachytherapy, wound closure and vascular access products, integration of acquired companies into the Theragenics organization, capitalization on opportunities for growth within the Company’s surgical products business segment, ability to recognize benefits from areas of shared expertise, competition within the medical device industry, development and growth of new applications within the markets for brachytherapy, wound closure, vascular access, and, more broadly, medical devices, competition from companies within brachytherapy, wound closure, vascular access and, more broadly, medical device markets, competition from other methods of treatment, ability to execute on acquisition opportunities on favorable terms and successfully integrate any acquisitions, and the risks identified in Part II, Item 1A of the Company’s most recent Form 10-K Annual Report. All forward looking statements and cautionary statements included in this document are made as of the date hereof based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward looking statement or cautionary statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk exposure related to market risk sensitive financial instruments is not material. As of September 30, 2007, the Company had borrowings of $7.5 million and letters of credit of approximately $876,000 outstanding under the terms of its Credit Agreement.  Interest on outstanding borrowings is payable monthly at LIBOR plus 1% (effective rate of 6.5% as of September 30, 2007).

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007, the end of the period covered by this report.

The Company acquired Galt Medical Corp. (“Galt”) on August 2, 2006. Since the date of acquisition, the Company has been focusing on analyzing, evaluating, and implementing changes in Galt's procedures and controls to determine their effectiveness and to make them consistent with our disclosure controls and procedures. Prior to our acquisition of Galt, Galt was not required to prepare financial statements in accordance with accounting principles generally accepted in the United States of America. In addition, Galt was not previously required to maintain disclosure controls and procedures or maintain, document and assess internal control over financial reporting, in each case as required under the rules and regulation of the Securities and Exchange Commission. As noted in Management's Report on Internal Control over Financial Reporting in the Company’s Form 10-K for the year ended December 31, 2006 and as permitted by guidance issued by the staff of the U.S. Securities and Exchange Commission, Galt was excluded from the scope of management’s assessment over the effectiveness of internal control over financial reporting as of December 31, 2006. We have similarly excluded Galt from the scope of our quarterly discussion of material changes in internal control over financial reporting below. Galt constituted 19.4% of consolidated revenue for the nine months ended September 30, 2007 and 22.7% of consolidated assets as of September 30, 2007.

No changes in the Company’s internal control over financial reporting were identified as having occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as described above with respect to Galt.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. Management currently is not aware of any such legal proceedings or claims that it believes will have, individually or in aggregate, a material adverse effect on the Company’s business, financial condition, or operating results.

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

Management believes that the brachytherapy industry continues to be affected by competition from alternate therapies, declining prices for iodine-125 and palladium-103 seeds, competitors’ selling tactics and the effects of consolidation in the industry. Theragenics’ brachytherapy business also continues to be affected by the Company’s non-exclusive distributors.  Medicare reimbursement policies have affected the brachytherapy market and can also continue to affect the brachytherapy market.  In December 2006 Congress enacted the Tax Relief and Health Care Act of 2006, which retained the “charges adjusted to cost” reimbursement methodology for brachytherapy seeds for 2007.  The Company believes it is likely that fixed prospective reimbursement rates for seeds will be implemented beginning in 2008, (see “Medicare Developments” above) and that this and other factors can be expected to lead to continued pricing pressure from hospitals and other health care providers.  This could have an adverse effect on brachytherapy revenue.  Additionally, Theragenics and/or its non-exclusive distributors may continue to change their respective pricing policies for the TheraSeed® device and Theragenics may change its pricing policy with respect to I-seed in order to take advantage of market opportunities or respond to competitive situations. Responding to market opportunities and competitive situations could have an adverse effect on average selling prices.  Responding to market opportunities and competitive situations could also have a favorable effect or prevent an unfavorable effect on market share and volumes. Conversely, the Company or its non-exclusive distributors could individually and independently decide to maintain per unit pricing under certain competitive situations that could adversely affect current or potential market share and volumes.

Item 6. Exhibits

Exhibit No.	Title

3.1	Amended and Restated Bylaws of Theragenics Corporation (incorporated by reference from the Current Report on Form 8-K dated August 17, 2007)

10.1	Employment Agreement dated August 21, 2007 between Galt Medical Corp. and Michael Lang.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT:

THERAGENICS CORPORATION

Date: November 8, 2007	By:	/s/ M. Christine Jacobs
M. Christine Jacobs Chief Executive Officer

Date: November 8, 2007	By:	/s/ Francis J. Tarallo
Francis J. Tarallo Chief Financial Officer