Form 10-K
period 2007-12-31
THERAGENICS CORP
filed 2008-03-13
CIK 795551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.     Large accelerated filer ☐      Accelerated filer ☒      Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, as determined by reference to the closing price of the Common Stock as reported on the New York Stock Exchange on June 29,  2007, the last business day of the registrant’s most recently completed second fiscal quarter, was $128,863,525 .

As of March 11, 2008 the number of shares of Common Stock, $.01 par value, outstanding was 33,402,171.

Documents incorporated by reference: Proxy Statement for the registrant’s 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2007 is incorporated by reference in Part III herein.

THERAGENICS CORPORATION® AND SUBSIDIARIES
TABLE OF CONTENTS

	PART I	Page
Item 1.	Business	I-1
Item 1A.	Risk Factors	I-11
Item 1B.	Unresolved Staff Comments	I-21
Item 2.	Properties	I-21
Item 3.	Legal Proceedings	I-21
Item 4.	Submission of Matters to a Vote of Security Holders	I-21

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	II-1
Item 6.	Selected Financial Data	II-2
Item 7.	Management’s Discussion and Analysis of Financial Condition and Operations	II-4
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	II-18
Item 8.	Financial Statements and Supplementary Data	II-18
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	II-18
Item 9A.	Controls and Procedures	II-18
Item 9B.	Other Information	II-21

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	III-1
Item 11.	Executive Compensation	III-1
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	III-1
Item 13.	Certain Relationships and Related Transactions, and Director Independence	III-1
Item 14.	Principal Accounting Fees and Services	III-1

PART IV
Item 15.	Exhibits, Financial Statement Schedules	IV-1

	Signatures	IV-5

Part I

Item 1. BUSINESS

Overview

Theragenics Corporation® (the “Company”) is a medical device company serving the cancer treatment and surgical markets, operating in two business segments.

In its brachytherapy seed business, the Company produces, markets and sells TheraSeed®, its premier palladium-103 prostate cancer treatment device; I-Seed, its iodine-125 based prostate cancer treatment device; and other related products and services. Theragenics is the world’s largest producer of palladium-103, the radioactive isotope that supplies the therapeutic radiation for its TheraSeed® device. Physicians, hospitals and other healthcare providers, primarily located in the United States, utilize the TheraSeed® device. The majority of TheraSeed® sales are channeled through one third-party distributor. The Company also maintains an in-house sales force and sells its TheraSeed® and I-Seed devices directly to physicians.

The Company’s surgical products business consists of wound closure and vascular access products.  Wound closure includes sutures, needles and other surgical products with applications in, among other areas, urology, veterinary, cardiology, orthopedics, plastic surgery and dental. Vascular access includes introducers and guidewires used in the interventional radiology, interventional cardiology and vascular surgery markets.  The surgical products business sells its devices and components primarily to original equipment manufacturers (“OEM”) and to a network of distributors.

The Company has substantially diversified its operations and revenues in recent years. Prior to 2003, the Company’s sole product was the palladium-103 TheraSeed® prostate cancer treatment device. In 2003, the Company began to market an iodine-125 prostate cancer treatment device. In May 2005, the Company expanded into the surgical products business with the acquisition of CP Medical Corporation (“CP Medical”), followed by the acquisition of Galt Medical Corp. (“Galt”) in August 2006. CP Medical and Galt comprise the Company’s surgical products business, which accounted for 46% of consolidated revenue in 2007. Prior to 2005, the brachytherapy seed business constituted 100% of the Company’s revenue.

The Company acquired CP Medical on May 6, 2005, for approximately $26.7 million, including $20.6 million in cash and the issuance of 1,840,458 shares of common stock valued at approximately $6.1 million. Galt was acquired on August 2, 2006, for $32.7 million (net of $2.3 million of cash acquired), including $29.6 million in cash and the issuance of 978,065 share of common stock valued at $3.1 million.

2005 Restructuring

The Company implemented a restructuring of the brachytherapy segment in August 2005 that resulted in the closure of the Plasma Separation Process (“PSP”) facility in Oak Ridge, Tennessee, ended the research and development activities related to the use of palladium-103 in the vascular, macular degeneration and breast cancer areas, and eliminated production of radiochemical products. Curtailing these activities allowed the Company to shrink its asset base by shutting down six cyclotrons, closing the Newton Terrace facility in Buford, Georgia, and closing the PSP facility. The objective of the restructuring was to sharpen the Company’s focus on its two main business segments, brachytherapy seeds and surgical products, as well as provide a more focused platform for continued diversification and expansion through acquisitions or other channels. Restructuring charges of $33.4 million were recorded in 2005.  In 2006, restructuring charges of $369,000 were recorded, as the Company completed the shut down of its Oak Ridge facility.  The Company also recognized gains on the sale of assets of $199,000 in 2006, representing the sale of equipment idled by the restructuring.  The Company is actively marketing its interest in its Oak Ridge real estate.

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

Brachytherapy Seed Business

Overview

Excluding skin cancer, prostate cancer is the most common form of cancer, and the second leading cause of cancer deaths, in men. The American Cancer Society estimates there will be 186,320 new cases of prostate cancer diagnosed and an estimated 28,660 deaths associated with the disease in the United States during 2008.

According to the American Cancer Society, more than 90% of all prostate cancers are found in the local and regional stages (local means it is still confined to the prostate; regional means it has spread from the prostate to nearby areas, but not to distant sites such as other organs). According to the American Cancer Society, the 5-year survival rate for men with prostate cancers found in the local and regional stages is nearly 100%.

Theragenics produces TheraSeed®, an FDA-cleared device for treatment of all solid localized tumors and currently used principally for the treatment of prostate cancer. In the prostate application, TheraSeed® devices are implanted throughout the prostate gland in a minimally invasive surgical technique, assisted by transrectal ultrasound guidance. The radiation emitted by the seeds is contained within the immediate prostate area for the purpose of killing the tumor while attempting to spare surrounding organs of significant radiation exposure. The seeds, whose capsules are biocompatible, remain permanently in the prostate after delivering their radiation dose. The TheraSeed® device is best suited for solid localized tumors.

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

The TheraSeed® device is a radioactive "seed" roughly the size of a grain of rice. Each seed consists of biocompatible titanium that encapsulates the radioactive isotope palladium-103 (“Pd-103”). The half-life of Pd-103, or the time required to reduce the emitted radiation to one-half of its initial level, is 17 days. The half-life characteristics result in the loss of almost all radioactivity in less than four months. The number of seeds implanted normally ranges from 50 to 150, but the number of seeds varies depending on the size of the prostate. The procedure is usually performed under local anesthesia in an outpatient setting. An experienced practitioner typically performs the procedure in approximately 45 minutes, with the patient often returning home the same day.

The Company also offers the I-Seed device, which is a “seed” device similar to TheraSeed®, except that it utilizes the radioactive isotope iodine-125 (“I-125”). The half-life of I-125 is approximately 60 days. The half-life characteristics result in the loss of almost all radioactivity in approximately 20 months. While management believes that Pd-103 continues to have certain advantages over I-125, including (i) higher dose rates without the risk of side effects that may be associated with even higher dose rates; (ii) a shorter half-life, which shortens the duration of some radiation induced side effects by two-thirds; and (iii) reduced radiation exposure to medical personnel in treatment follow-up, the offering of its I-Seed iodine product enables the Company to compete more effectively for those direct customers who prefer to buy both seeds from a single source.

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

A twelve-year study published in the Volume 4, Issue 1 (2005) edition of the Journal Brachytherapy revealed that high-risk prostate cancer patients treated with brachytherapy using Pd-103 experienced greater success than patients treated with radical prostatectomy. The study was conducted by Dr. Jerrold Sharkey of the Urology Health Center in New Port Richey, Florida, Dr. Alan Cantor, et al, and retrospectively reviewed 1,707 prostate cancer patients treated from 1992 to 2004.  80% were treated with brachytherapy and 20% were treated with surgery. High-risk patients treated with seeding showed an 88% cure rate compared to a 43% cure rate obtained from surgery at 12 years. Intermediate-risk patients reflected a success rate of 89% with seed therapy compared to a 58% success rate with surgery at 12 years, and for low-risk patients the success rate for seeding was 99% compared to a 97% success rate with surgery at 10 years.

An eight-year study by Dr. Gregory Merrick, Dr. Kent Wallner, et al, of the Schiffler Cancer Center and Wheeling Jesuit Hospital, disputes a common view that men under the age of 60 should be treated with radical prostatectomy.  The study, published in the British Journal of Urology, 2006, showed that men aged 54 and younger have a high probability of a good 8-year BPFS (biochemical progression-free survival) when treated with permanent interstitial brachytherapy, with or without supplemental external beam radiation therapy.  For the entire group, the actuarial BPFS rate was 96%.  For low- (57 men), intermediate- (47 men) and high- (four men) risk patients, the BPFS rates were 96%, 100%, and three of four, respectively.

In January of 2008, an article in the Journal of Clinical Oncology authored by H. Mitsuyama et al, titled; "The Prognostic Significance of Gleason Pattern 5 in Prostate Cancer Patients Treated with Palladium 103 Brachytherapy" reviewed the significance of having a component of Gleason factor 5 in a diagnosis of prostate cancer.  The article found that patients that had a Gleason factor five identified upon biopsy did not have as favorable outcomes as patients with other Gleason scores.  The authors concluded that the presence of pattern 5 disease is a risk factor for biochemical failure.  But in contrast to prior studies, Pd-103 brachytherapy based radiation appears to provide such patients with a high likelihood of cancer eradication.

Combination Treatment:  Seeding treatment in combination with EBRT has also recorded impressive results in the treatment of higher risk prostate cancer patients.

A study published in June 2007 by Michael Dattoli, M.D. of the Dattoli Cancer Center & Brachytherapy Research Institute, Kent Wallner, M.D., of the Department of Radiation Oncology, University of Washington, et al showed that high tumor control rates are possible with brachytherapy and supplemental conformal radiation even in patients having intermediate- and high-risk disease.  The study summarized long-term outcomes from treatment of prostate cancer among patients with increased risk of extracapsular cancer extension who had brachytherapy-based treatment.  282 patients were treated between 1992 and 1996 with external beam radiation followed by treatment with Pd-103 seeds.  Overall actuarial freedom from biochemical progression at 14 years was 81%, including the 87% and 72% of patients having intermediate and high-risk disease, respectively.  The study confirmed the effectiveness of treatment with the TheraSeed® device combined with EBRT in patients with aggressive cancer who previously were considered poor candidates for seeding.

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

An eight-year clinical study published in the January 2005 issue of International Journal of Radiation Oncology Biology and Physics, reported biochemical progression-free survival rates of 98.2%, 98.4% and 88.2% for low-, intermediate-, and high-risk patients, respectively, who underwent brachytherapy using either Pd-103 or I-125 and supplemental EBRT or androgen deprivation therapy (“ADT”). The study was conducted by Dr. Gregory Merrick, et al., of the Schiffler Cancer Center and included 668 patients who underwent brachytherapy between April 1995 and January 2001 followed by EBRT and/or ADT.

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

The Company produces its Pd-103, a radioactive isotope, by proton bombardment of Rh-103 in cyclotrons. The Pd-103 is then harvested from the cyclotrons and moved through a number of proprietary production processes until it reaches its final seed form. There are other methods of producing Pd-103, including by neutron bombardment of palladium-102 in a nuclear reactor and by proton bombardment of palladium-104 in a cyclotron.

The Company has produced Pd-103 using Company-owned cyclotrons since 1993. The Company currently has eight cyclotrons in production, and has no current plans to purchase additional cyclotrons. The Company's cyclotrons were designed, built, installed and tested by a company specializing in the construction of such equipment.

The Company began production of the I-Seed product early in 2004. The Company does not produce the I-125 isotope.  This isotope is relatively inexpensive and is readily available from multiple suppliers.

Since 1997, the Company’s quality control system related to its medical device manufacturing has been certified as meeting all the requirements of the International Organization for Standards (ISO) Quality System Standard, and is currently certified to ISO 13485:2003.

Marketing and Major Customers - Brachytherapy Seed Business

The Company sells its TheraSeed® device directly to health care providers and to third party distributors through two non-exclusive distribution agreements, and sells its I-Seed device directly to health care providers. Currently, the Company has non-exclusive distribution agreements with two distributors for the distribution of the TheraSeed® device.   The Company’s primary distribution agreement is in place with C. R. Bard (“Bard”). The terms of the distribution agreement with Bard (the “Bard Agreement”) provide for automatic one-year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires on December 31, 2009 and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2008. The Bard Agreement gives Bard the right to distribute the TheraSeed® device in the U.S., Canada, Puerto Rico and other international locations for the treatment of prostate cancer and other solid localized cancerous tumors. A distribution agreement with Oncura, now a part of GE Healthcare, terminated on September 8, 2005. A summary of sales to significant customers follows:

	Percentage of			Percentage of
	Brachytherapy Product Revenue			Consolidated Revenue
	2007	2006	2005	2007	2006	2005
Bard	52.7%	60.2%	61.0%	27.6%	38.4%	49.0%
Oncura	0.0%	0.0%	9.6%	0.0%	0.0%	7.7%

The Company maintains an internal brachytherapy sales force that sells the TheraSeed® and I-seed devices directly to hospitals. Direct sales comprised approximately 46%, 39% and 29% of brachytherapy product revenue in 2007, 2006 and 2005, respectively. The Company also expects to continue direct to consumer advertising and other activities in an attempt to support its brand name and increase demand for the TheraSeed® device, including direct to consumer television and print advertising, clinical studies aimed at showing the advantages of the TheraSeed® device in the treatment of prostate cancer, technical field support to TheraSeed® customers, and other customer service and patient information activities.

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

Several companies produce and distribute Pd-103 and I-125 seeds, which compete directly with the TheraSeed® and I-Seed devices. Bard, Oncura, North American Scientific, Inc., Core Oncology and others all manufacture and/or sell Pd-103 and/or I-125 brachytherapy seeds.  Management believes that Theragenics has competitive advantages over these companies including, but not limited to: (i) its proprietary production processes that have been developed and patented; (ii) its 20 year history of manufacturing radioactive medical devices and its record of reliability and safety in its manufacturing operations; (iii) vertical integration of production and related services, (iv) the time and resources required for competitors’ production capabilities to ramp up to commercial production on a scale comparable to Theragenics; (v) maintenance of the Company’s cancer information center, (vi) its direct sales force, (vii) its direct to consumer advertising programs and (viii) the non-exclusive distribution agreements that the Company currently has in place.

Other isotopes are also utilized in seeding, including cesium-131 (“Cs-131”), introduced during 2005. Cs-131 has an average energy that is significantly higher than that of Pd-103 and is similar to that of I-125.  Cs-131’s half-life is significantly shorter than that of I-125.  The combination of Cs-131’s higher energy and shorter half-life may cause issues related to production, handling and side effects associated with its use. The Company is not aware of any long-term clinical data demonstrating the effectiveness of Cs-131 as a therapy for prostate cancer.

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

Surgical Products Business

Overview

The Company’s surgical products segment primarily manufactures and distributes medical devices used for wound closure and vascular access applications.   Sales are primarily on an OEM basis and to a network of distributors.

Wound closure products include sutures and other surgical products with applications in urology, veterinary, cardiology, orthopedics, plastic surgery, and other fields.  The wound closure market is estimated by industry sources to be a $2.0 billion annual worldwide market, and a $1.2 billion annual market in the United States.  Sutures represent approximately $700 million of the world wide wound closure market.  The Company’s wound closure products are used to hold skin, internal organs, blood vessels and other tissue together, after they have been severed by injury or surgery.  Wound closure products such as sutures are produced in various dimensions, configurations, and types of materials, depending on the application.  The Company produces and distributes over 800 wound closure line items, including sterile and non-sterile products.  Sutures represent the majority of wound closure products sold by the Company.  Of the Company’s suture products, approximately 60% were in veterinary applications and 40% were in human applications in 2007.  In 2006, approximately 70% of suture was in veterinary applications and 30% was in human applications.

Vascular access products include a variety of introducer sheaths, guidewires and accessories used in interventional radiology, interventional cardiology and vascular surgery.  The interventional radiology and interventional cardiology markets are estimated by industry sources to be in excess of $6.0 billion.  The market for access devices is estimated to be 5% to 10% of the total market, or $300 million to $600 million.  The Company’s introducers are used to create a conduit through which a physician can insert a device, such as a catheter, into a blood vessel.  Such a device is introduced into the vasculature by first using a needle to access the vein. A guidewire is then inserted through the needle and the needle is removed. The introducer, consisting of a hollow sheath and a dilator, is then inserted over the guide wire to expand the opening. The guidewire and dilator are then removed, leaving only the hollow sheath through which the catheter or other device is inserted. Once the device is in place, the introducer sheath is removed. This is typically done by splitting the introducer in half when the “tear away” version of the product is utilized. Introducers and guidewires are produced in various dimensions, configurations and types of material, depending upon the application.  The Company produces and distributes over 200 introducer line items, many of which are procedure kits that, in addition to introducers and guidewires, may include needles, scalpels and other components.  These products are sold sterile to distributors and on an OEM basis in sterile and bulk, non-sterile configurations.

Major product lines in the company’s surgical products business include:

Sutures:
Sutures are classified as absorbable or non-absorbable; monofilament, multifilament or braided; and natural or synthetic. Absorbable or non-absorbable describes the sutures effective life within tissue. Absorbable sutures lose the majority of their tensile strength within 60 days after use. Non-absorbable sutures are resistant to living tissue and do not break down. Monofilament, multifilament and braided describes the structure or configuration of the suture and is based on the number of strands used to manufacture the product. Natural or synthetic describes the origin of the suture. Natural suture materials include surgical gut, chromic gut, and silk. Synthetic suture materials include nylon, polyester, stainless steel, polypropylene, polyglycolic acid, ployglycolide-cocaprolactone, and polydioxanone.

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

Needles:
Needles used in general surgery, including a line of needles and related products used in brachytherapy surgical procedures.  Smooth and echogenic introducer needles are also available as sterile products.

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

Tearaway Introducer Sets and Kits:
This product consists of a Teflon sheath and a High Density Polyethylene (“HDPE”) dilator set that is introduced over a guidewire.  Once that introduction is made the guidewire and the dilator are removed leaving the sheath in place as a vascular access.  Once the definitive device (catheter) is introduced through the sheath, the sheath is easily split and removed leaving the desired catheter in place.  These products are offered sterile as an introducer sheath/dilator set or as a complete introducer kit that includes a needle and a guidewire.  The sterile product line consists of approximately 130 line items with lengths from 5cm to 50cm.  Additionally, the components are sold on a bulk, non-sterile basis to OEM customers.

Elite HV™ Introducer Kits:
This product consists of a sheath that incorporates a hemostasis valve and an HDPE dilator for arterial access.  It is introduced into the vasculature as a set over a guidewire.  The guidewire and dilator are removed leaving a “closed” vascular access system.  The product line consists of standard .035” compatible sheaths, as well as .018” Micro-access kits, which allows for a less invasive entry.  Recent enhancements include a line of 24 cm sheaths, as well as the option of a raidopaque band to assist in tip visibility under fluoroscopy.  The present product line consists of nine line items and is sold sterile and bulk, non-sterile.

ReDial™ 4cm High Flow Introducer Sheath
This product consists of a sheath that incorporates a hemostasis valve, HDPE dilator, larger bore tubing, side holes, and color coded clamps for use in de-clotting dialysis shunts. The larger bore tubing and side holes allow for high flow procedures. The ReDial™ is available with or without radiopaque band, and consists of 12 line items. The present product line is sold sterile and bulk, non sterile.

Radial Artery Access Kits:
This product consists of a sheath that incorporates a hemostasis valve and an HDPE dilator for arterial access via the radial artery.  Radial artery access reduces trauma and recovery time.  The radial artery access kits are available in three different lengths to meet the preference of the physician, and include a needle and guidewire. These introducer sheaths are used during coronary angioplasty procedures.

The Company’s surgical products business manufactures and distributes surgical products under the following registered trademarks:

Monoswift® polyglicolide- - cocaprolactone suture	Visorb® polyglycolic acid (PGA) suture
Mono-Dox® polydioxanone (PDO) suture	CP Fiber® high strength polyethylene sutures
Monomid® nylon monofilament suture	Medbond® skin adhesive
Polyamid® braided nylon suture	X-act® skin staplers
Polybond® braided polyester suture	Polypro® polypropylene monofilament suture
Elite HV™ hemostasis vale introducer	ReDial™ Introducer Sheath

Production - Surgical Products Business

The Company designs, manufactures, assembles, packages and distributes its products.  Component raw materials primarily include natural and synthetic sutures, tubing, wire, plastic resins and other components, which are generally readily available from third party suppliers. Suppliers are located in the United States, as well as in Latin America, Europe, and Asia. A significant portion of the Company’s products in the surgical products segment is produced on an OEM basis as private labeled products or in a bulk, non-sterile configuration.

Marketing and Major Customers - Surgical Products Business

A network of distributors in the United States and Europe is used to market and distribute the Company’s surgical products. A small direct sales force is maintained for direct sales to healthcare providers (human use and veterinary) and group purchasing organizations, as well as to service the needs of distributors. No single customer represented 10% or more of surgical products revenue for 2007.  One customer represented approximately 10% and 14% of surgical products revenue for 2006 and 2005, respectively.

Competition - Surgical Products Business

The Company’s surgical products business operates primarily in the wound closure, interventional radiology, interventional cardiology and vascular surgery markets, which are dominated by a few large suppliers that can limit the growth opportunities available to smaller participants. The primary suppliers are Ethicon, Inc., a subsidiary of Johnson and Johnson, Covidien Ltd. (a spin off of Tyco), Angiodynamics, Boston Scientific, Cook Medical, Inc., C.R. Bard, Inc., Greatbatch, Inc., Merit Medical and Terumo Medical. The Company’s surgical products business competes in these markets by providing custom labeled products, high quality, timely and cost effective products, and a high level of customer service in niche markets that are underserved by the larger suppliers. The Company’s surgical products business also has extensive experience and knowledge of the markets as well as many established relationships with distributors and providers.

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

Research and Development

Research and development (R&D) expenses were $1.4 million, $805,000 and $3.6 million in 2007, 2006 and 2005, respectively. R&D expenses in 2005 were related primarily to the use of Pd-103 in the peripheral vascular and macular degeneration programs in the brachytherapy business. These programs were curtailed in connection with the Company’s restructuring in 2005 (see “2005 Restructuring” above). In 2007, the brachytherapy segment developed a new device to assist with the configuration of seeds.  This new device allows a physician to perform real time stranding of seeds and customize the brachytherapy procedure while in the operating room.  R&D in the surgical products segment was primarily related to new product development.  These product development activities are focused on products that can be marketed once they have received 510(k) clearance by the U.S. Food and Drug Administration, rather than products that would require costly and lengthy clinical trials.  Looking forward, management expects consolidated R&D expenses in 2008 to continue at levels similar to 2007, with more R&D incurred in the surgical products segment and less in the brachytherapy segment.  However, the rate of R&D spending in 2008 could change based on the opportunities identified.   In January 2007, the Company contracted with Peter J. Fitzgerald, M.D., Ph.D. to serve as its Chief Medical Director.  Dr. Fitzgerald will consult with the Company to identify opportunities, and advise on research and product development in the interventional cardiology, interventional radiology and wound closure markets.

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

Employees

As of December 31, 2007, the Company and its subsidiaries had 338 full time employees. None of its employees are represented by a union or a collective bargaining agreement, and management considers employee relations to be good.

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

Item 1A. Risk Factors

The Company operates in continually changing business environments and new risk factors may emerge from time to time.  Management cannot predict such new risk factors, nor can they assess the impact, if any, of such new risk factors on the business or to the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed in any forward looking statement.  Additional risks and uncertainties not currently known to management or that management might currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

The Company operates multiple businesses.  When management refers to “brachytherapy” or the “brachytherapy business”, management is referring to the business that produces, markets and sells TheraSeed®, its premier palladium-103 prostate cancer treatment device, I-Seed, our iodine-125 based prostate cancer treatment device, and related products and services. When management refers to “surgical products” or the “surgical products business”, management is referring to the business that produces markets and sells wound closure products, disposable medical devices used for vascular access and other surgical related products.

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

The process of integrating our acquisitions may be complex, time consuming and expensive and may disrupt our businesses, and could affect our financial condition, results of operations or future prospects. The Company will need to overcome significant challenges in order to realize benefits or synergies from the acquisitions. These challenges include the timely, efficient and successful execution of a number of post-acquisition events, including:

•	integrating the operations and technologies of the acquired companies;
•	retaining and assimilating the key personnel of each company;
•	retaining existing customers of both companies and attracting additional customers;
•	retaining strategic partners of each company and attracting new strategic partners; and
•	creating uniform standards, controls, procedures, policies and information systems.

The execution of these post-acquisition events will involve considerable risks and may not be successful. These risks include:

•	the potential disruption of the combined companies’ ongoing businesses and distraction of management;
•	the potential strain on the combined companies’ financial and managerial controls and reporting systems and procedures; and
•	the potential unknown liabilities associated with the acquisition and the combined operations.

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

We are dependent on key personnel.

We are highly dependent upon our ability to attract and retain qualified management, scientific and technical personnel.  Therefore, our future success is dependent on our key employees.  If the services of our chief executive or other key employees cease to be available, the loss could adversely affect our business and financial results.  We carry key employee insurance for M. Christine Jacobs, our Cheif Executive Officer, in the amount of $1 million.

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

The manufacture and sale of the Company’s products are subject to stringent government regulation in the United States and other countries.  The Company’s medical devices have 510(k) clearance by the FDA for commercial distribution in the United States.  FDA and other governmental approvals and clearances are subject to continual review, and later discovery of previously unknown problems could result in restrictions on a product’s marketing or withdrawal of the product from the market.  The commercial distribution in the United States of new medical devices developed by the Company often will be dependent on obtaining the prior approval or clearance of the FDA, which can take many years to obtain and entail significant costs.  No assurances can be made that any such approvals or clearances will be obtained on a timely basis or at all.  In countries in which the Company’s medical devices are not approved, the use or sale of such medical devices will require approvals by government agencies comparable to the FDA.  The process of obtaining such approvals can be lengthy, expensive and uncertain.  There can be no assurance that the necessary approvals for the marketing of the Company’s products in other markets will be obtained on a timely basis or at all.  The Company is also required to comply with applicable FDA regulations for Quality System Regulation (“QSR”), including extensive record keeping, reporting and periodic inspections of its manufacturing facilities.  Similar requirements are imposed by governmental agencies in other countries.  A new 510(k) clearance is required for any modifications to previously approved medical devices or their labeling that could significantly affect the safety or effectiveness of the original products.  Under the FDA’s regulatory scheme, the decision whether to seek 510(k) clearance for a modified device is left to the manufacturer in the first instance, and management has thus far determined that no such clearance has been required.  The FDA has the right to review and revoke 510(k) clearance at any time.  The FDA may determine that a pre-market approval, whereby the FDA conducts a scientific and regulatory review of a Class III scientific device for safety and effectiveness, may be required for future products or for future modifications to the Company’s existing medical devices.

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

The Company is required under its radioactive materials license to maintain radiation control and radiation safety personnel, procedures, equipment and processes, and to monitor its facilities and its employees and contractors.  The Company is also required to provide financial assurance that adequate funding will exist for end-of-life radiological decommissioning of its cyclotrons and other radioactive areas of its properties that contain radioactive materials.  The Company has provided this financial assurance through the issuance of letters of credit.  The Company has so far been successful in explaining to the Georgia Department of Natural Resources that it will not have to dispose of its cyclotrons, but instead will be able to sell them for re-use or use for spare parts if it ceases to operate them.  Thus, the Company is only required to estimate and provide financial assurance for the end-of-life remediation and disposal costs associated with ancillary structures, such as plumbing, laboratory equipment and chemical processing facilities.  However, if the Georgia Department of Natural Resources was to require that the Company include the cost of decommissioning its cyclotrons in its financial assurance demonstration, the amount of funds required to be set aside by the Company to cover decommissioning costs could dramatically increase.

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

We face significant competition.

Our brachytherapy business is also subject to intense competition within the brachytherapy seed market.  C.R. Bard, Inc., Oncura (a part of GE Healthcare), North American Scientific, Inc., Core Oncology and others all manufacture and/or sell Pd-103 and/or I-125 brachytherapy seeds. Our surgical products business competes with other suppliers of wound closure and vascular access products.    Many of these competitors, including Bard, Ethicon, Inc., a Johnson & Johnson company, Covidien Ltd. (a spin off of Tyco), Angiodynamics, Boston Scientific, Cook Medical, Inc., Greatbatch, Inc., Merit Medical and Terumo Medical have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than Theragenics.  Additionally, many companies located outside of the United States, in particular in Asia, produce and supply similar surgical products.  These companies may have access to substantially lower costs of production.  Accordingly, such competitors or future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than us.  As a result, we may be at a disadvantage when competing with these larger companies.  If we fail to compete effectively, our business, financial condition and results of operations may be adversely affected.

We are highly dependent on our marketing and advertising specialists and our direct sales organization in the brachytherapy business.  Any failure to build and manage our direct sales organization could negatively affect our revenues.

We are highly dependent on our direct sales organization comprised of brachytherapy specialists who promote and support our brachytherapy products.  There is intense competition for skilled sales and marketing employees, particularly for people who have experience in the radiation oncology market. Accordingly, we could find it difficult to hire or retain skilled individuals to sell our products. Failure to retain our direct sales force could adversely affect our growth and our ability to meet our revenue goals.  There can be no assurance that our direct sales and marketing efforts will be successful. If we are not successful in our direct sales and marketing, our sales revenue and results of operations are likely to be materially adversely affected.

We depend partially on our relationships with distributors and other industry participants to market our brachytherapy and surgical products, and if these relationships are discontinued or if we are unable to develop new relationships, our revenues could decline.

We rely, and will continue to rely, upon collaborative relationships with agents and distributors and other industry participants to maintain market access to potential customers. Some of the entities with which we have relationships to help market and distribute our products also produce or distribute products that directly compete with our products.  In particular, C.R. Bard, one of our primary competitors, is also a distributor of our TheraSeed® product. Sales to Bard represented 53% of brachytherapy product revenue in 2007. The terms of our distribution agreement with Bard provides for automatic one-year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires on December 31, 2009, and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2008. There is no assurance that this distribution agreement will be extended and if it is not, how much unit volume being sold through Bard will be able to be captured by our direct sales force.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NYSE rules are creating uncertainty for public companies, and are particularly burdensome for smaller public companies such as Theragenics. We cannot predict or estimate the amount of the additional costs we may incur relating to regulatory developments or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

There are limitations on our ability to protect our intellectual property, and we are dependent on trade secrets.

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

Management believes that the brachytherapy industry continues to be affected by competition from alternate therapies, declining prices for I-125 and Pd-103 seeds, competitors’ selling tactics and the effects of consolidation in the industry. Theragenics’ brachytherapy business also continues to be affected by the Company’s non-exclusive distributors.  Medicare reimbursement policies have affected the brachytherapy market and can also continue to affect the brachytherapy market.  In December 2007 Congress enacted the Medicare, Medicaid and SCHIP Extension Act of 2007, which retained the “charges adjusted to cost” reimbursement methodology for brachytherapy seeds under Medicare through June 30, 2008.  Under the current law, fixed reimbursement rates for seeds will be implemented in July 2008, (see “Medicare Developments” included in “Management’s Discussion and Analysis” below). This and other factors can be expected to lead to continued pricing pressure from hospitals and other health care providers.  Accordingly, Theragenics and/or its non-exclusive distributors may continue to change their respective pricing policies for the TheraSeed® device and Theragenics may change its pricing policy with respect to I-Seed in order to take advantage of market opportunities or respond to competitive situations. Responding to market opportunities and competitive situations could have an adverse effect on average selling prices.  Responding to market opportunities and competitive situations could also have a favorable effect or prevent an unfavorable effect on market share and volumes. Conversely, the Company or its non-exclusive distributors could individually and independently decide to maintain per unit pricing under certain competitive situations that could adversely affect current or potential market share and volumes.

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

The Company’s business is subject to product liability risks inherent in the testing, manufacturing and marketing of medical devices. The Company maintains liability policies with limits of $25 million per occurrence and in the aggregate.  The Company’s product liability and general liability policies are provided on a claims-made basis and are subject to annual renewal.  There can be no assurance that liability claims will not exceed the scope of coverage or limits of such policies or that such insurance will continue to be available on commercially reasonable terms or at all.  If the Company does not or cannot maintain sufficient liability insurance, its ability to market its products may be significantly impaired.  In addition, product liability claims, as well as negative publicity arising out of such claims, could have a material adverse effect on the business, financial condition and results of operations of the Company.

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

New product developments in the healthcare industry are inherently risky and unpredictable. These risks include:
•	failure to prove feasibility;
•	time required from proof of feasibility to routine production;
•	timing and cost of product development and regulatory approvals and clearances;
•	competitors’ response to new product developments;
•	development, launch, manufacturing, installation, warranty and maintenance cost overruns;
•	failure to obtain customer acceptance and payment;
•	customer demands for retrofits of both old and new products; and
•	excess inventory caused by phase-in of new products and phase-out of old products.

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

Our cash balances and marketable securities are subject to risks which may cause losses and affect the liquidity of these investments.

At December 31, 2007, we had $28.7 million in cash and cash equivalents and $20.1 million of investments in marketable securities.  Our cash and cash equivalents represent cash deposits, money market funds, commercial paper and certificates of deposit, and are invested with four financial institutions.  Our marketable securities primarily represent investments in high-credit quality corporate and municipal obligations, in accordance with the Company’s investment policies. Certain of these cash, cash equivalents and marketable securities investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by sub-prime mortgage defaults and other credit related problems that have affected various sectors of the financial markets and caused credit and liquidity issues.  These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.

Item 1B.  Unresolved Staff Comments.

None.

Item 2. Properties

The executive offices of the Company are located in Buford, Georgia, in a facility that the Company owns.  Approximately 144,000 square feet of manufacturing and development facilities in the brachytherapy seed business are also located in Buford, Georgia, and are owned by the Company.  Approximately 72,000 square feet of space in leased facilities in the surgical products business are located in Portland, Oregon, and Garland, Texas.

The Company also owns approximately 32 acres in Buford, Georgia on which its executive offices and facilities for its brachytherapy seed business are located. Included in these 32 acres, land remains available for future development adjacent to its current Buford facility.

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

Approximately 23,200 square feet of production, warehouse and office space located in Portland, Oregon, is leased for our surgical products business from an entity controlled by the former owner of CP Medical, who is currently an officer and stockholder of Theragenics. Monthly payments of approximately $17,000 are due under this lease through April 2010.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company did not submit any matter to a vote of its security holders during the fourth quarter of calendar year 2007.

PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock, $.01 par value, (“Common Stock”) is traded on the New York Stock Exchange (NYSE) under the symbol “TGX”. The high and low prices for the Company’s Common Stock for each quarterly period in 2007 and 2006 are as follows:
	High	Low
2007 First Quarter	$6.32	$3.00
Second Quarter	6.95	4.00
Third Quarter	4.58	3.40
Fourth Quarter	4.74	3.37

2006 First Quarter	$3.90	$3.01
Second Quarter	3.50	2.90
Third Quarter	3.62	2.83
Fourth Quarter	3.36	2.60

As of March 11, 2008, the closing price of the Company's Common Stock was $3.41 per share. Also, as of that date, there were approximately 438 holders of record of the Company's Common Stock. The number of record holders does not reflect the number of beneficial owners of the Company's Common Stock for whom shares are held by depositary trust companies, brokerage firms and others.

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

Dividend Policy

The Company has never declared or paid a cash dividend on its Common Stock. It is the present policy of the Board of Directors to retain all earnings to support operations and the Company’s strategy of continued diversification and expansion. Consequently, the Board of Directors does not anticipate declaring or paying cash dividends on the Common Stock in the foreseeable future. In addition, the Company's current credit facility prohibits the payment of dividends.

Item 6. Selected Financial Data

The following selected financial data are derived from the consolidated financial statements of the Company. The selected financial data set forth below should be read in conjunction with the consolidated financial statements of the Company and related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	Year ended December 31,
(Amounts in thousands, except per share data)
	2007	2006	2005	2004	2003
Statement of Earnings Data:
Product sales	$61,286	$53,076	$43,693	$33,030	$35,393
Licensing fees	924	1,020	577	308	187
Total revenue	62,210	54,096	44,270	33,338	35,580
Cost of sales	31,994	27,752	23,763	14,122	15,628
Gross profit	30,216	26,344	20,507	19,216	19,952
Selling, general and administrative	19,131	19,951	19,652	17,619	13,788
Amortization of purchased intangibles	1,875	1,371	500	-	-
Research and development	1,365	805	3,632	9,583	7,467
Write down of asset held for sale	500	-	-	-	-
Restructuring expenses	-	369	33,390	-	-
(Gain) loss on sale of assets	-	(201)	14	15	-
Operating profit (loss)	7,345	4,049	(36,681)	(8,001)	(1,303)
Other income, net	1,502	1,104	1,281	1,149	894
Net earnings (loss) before income tax and cumulative effect of change in accounting principle	8,847	5,153	(35,400)	(6,852)	(409)
Income tax expense (benefit)	3,212	(1,712)	(6,394)	(2,542)	(319)
Earnings (loss) before cumulative effect of change in accounting principle	5,635	6,865	(29,006)	(4,310)	(90)
Cumulative effect of change in accounting principle, net of tax	-	-	-	-	(222)
Net earnings (loss)	$5,635	$6,865	$(29,006)	$(4,310)	$(312)

Earnings (loss) per common share
Basic:
Earnings (loss) before cumulative effect of change in accounting principle	$0.17	$0.21	$(0.93)	$(0.14)	$(0.00)
Cumulative effect of change in accounting principle, net of tax	-	-	-	-	(0.01)
Net earnings (loss)	$0.17	$0.21	$(0.93)	$(0.14)	$(0.01)
Diluted:
Earnings (loss) before cumulative effect of change in accounting principle	$0.17	$0.21	$(0.93)	$(0.14)	$(0.00)
Cumulative effect of change in accounting principle, net of tax	-	-	-	-	(0.01)
Net earnings (loss)	$0.17	$0.21	$(0.93)	$(0.14)	$(0.01)

Weighted average common shares
Basic	33,103	32,452	31,273	29,971	29,902
Diluted	33,299	32,540	31,273	29,971	29,902

	December 31,
(In thousands)	2007	2006	2005	2004	2003
Balance Sheet Data:
Cash and cash equivalents	$28,666	$18,258	$10,073	$28,450	$45,104
Marketable securities	20,123	14,722	35,535	33,811	21,327
Property and equipment, net	27,972	30,901	32,766	70,215	73,372
Total assets	148,821	146,244	122,064	148,678	152,789
Long-term debt, including current installments	7,500	7,500	-	-	-
Contract termination liability, including current installments	1,513	1,537	1,560	-	-
Shareholders' equity	$132,619	$126,141	$115,683	$138,060	$142,326

THERAGENICS CORPORATION

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Theragenics Corporation is a medical device company serving the cancer treatment and surgical markets, operating in two business segments. In its brachytherapy seed business, the Company produces, markets and sells TheraSeed®, its premier palladium-103 prostate cancer treatment device; I-Seed, its iodine-125 based prostate cancer treatment device; and other related products and services. Theragenics is the world’s largest producer of palladium-103, the radioactive isotope that supplies the therapeutic radiation for its TheraSeed® device. Physicians, hospitals and other healthcare providers, primarily located in the United States, utilize the TheraSeed® device. The majority of TheraSeed® sales are channeled through third-party distributors. The Company also maintains an in-house sales forces and sells its TheraSeed® and I-Seed devices directly to physicians.

The Company’s surgical products business consists of wound closure and vascular access products.  Wound closure includes sutures, needles and other surgical products with applications in, among other areas, urology, veterinary, cardiology, orthopedics, plastic surgery and dental. Vascular access includes introducers and guidewires used in the interventional radiology, interventional cardiology and vascular surgery markets.  The Company’s surgical products business sells primarily to original equipment manufacturers and to a network of distributors.

The Company has substantially diversified its operations and revenues in recent years. Prior to 2003, the Company’s sole product was the palladium-103 TheraSeed® prostate cancer treatment device. In 2003, the Company began to market an iodine-125 based I-Seed prostate cancer treatment product. In May 2005, the Company expanded into the surgical products business with the acquisition of CP Medical Corporation (“CP Medical”), followed by the acquisition of Galt Medical Corp. (“Galt”) in August 2006. CP Medical and Galt comprise the Company’s surgical products business, which accounted for 46% of consolidated revenue in 2007.  Prior to May 2005, the brachytherapy seed business constituted 100% of the Company’s revenue.

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

2005 Restructuring

The Company implemented a restructuring of the brachytherapy segment in August 2005 that resulted in the closure of the Plasma Separation Process (“PSP”) facility in Oak Ridge, Tennessee, ended the research and development activities related to the use of palladium-103 in the vascular, macular degeneration and breast cancer areas, and eliminated production of radiochemical products (the “2005 Restructuring”). Curtailing these activities allowed the Company to shrink its asset base by shutting down six cyclotrons, closing the Newton Terrace facility in Buford, Georgia, and closing the PSP facility. The objective of the restructuring was to sharpen the Company’s focus on its two main business segments, brachytherapy seeds and surgical products, as well as provide a more focused platform for continued diversification and expansion through acquisitions or other channels. As a result, restructuring charges of $33.4 million were recorded in 2005.  In 2006, restructuring charges totaling $369,000 were recorded, as the Company completed the shut down of its Oak Ridge facility.  The Company also recognized gains on the sale of assets of $199,000 in 2006, representing the sale of equipment idled by the restructuring.  The Company is actively marketing its interest in its Oak Ridge facility, which has been shut down and held for sale since August 2005.

Results of Operations

Following is a summary of revenue and operating income by segment for each of the three years in the period ended December 31, 2007 (in thousands):

Revenue by segment	Year ended December 31,
	2007	2006	2005
Brachytherapy seed
Product sales	$32,596	$33,860	$35,795
Continuing licensing fees	924	620	577
One-time license fees	—	400	-
Total brachytherapy seed	33,520	34,880	36,372
Surgical products	28,896	19,372	7,921
Intersegment eliminations	(206)	(156)	(23)
Consolidated	$62,210	$54,096	$44,270

Operating income (loss) by segment	Year ended December 31,
	2007	2006	2005
Brachytherapy seed
Operating income	$3,403	$2,122	$(38,111)
One-time license fees	—	(400)	-
Write down of asset held for sale	500	—	-
Restructuring related items, net	—	170	33,390
Other severance	-	-	731
Brachytherapy seed excluding special items	3,903	1,892	(3,990)

Surgical products	3,977	1,955	1,430

Intersegment eliminations	(35)	(28)	-

Operating income (loss)
Consolidated	$7,345	$4,049	$(36,681)
Excluding special items	$7,845	$3,819	$(2,560)

Operating income excluding special items is a non-GAAP financial measure used by management to make operational decisions, evaluate performance, prepare internal forecasts and allocate resources.  Management believes presentation of these non-GAAP financial measures provides supplemental information that is helpful to an understanding of the operating results of the Company’s businesses and period-to-period comparisons of performance. Non-GAAP financial measures should be considered in addition to, but not as a substitute for, the comparable measure calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”).

Year Ended December 31, 2007, Compared to Year Ended December 31, 2006

Revenue

Consolidated revenue increased 15.0% over 2006 as a result of the increase in revenue in the surgical products segment. Results for 2007 include the results of Galt for the entire year.  Galt, which was acquired in August 2006, was included for approximately five months in 2006.   A significant portion of wound closure and vascular access products are sold to original equipment manufacturers and a network of distributors.  Ordering patterns of these customers vary and are difficult to predict.  Accordingly, surgical products revenue is subject to fluctuation, especially on a quarter to quarter basis.

Brachytherapy product sales decreased 4% in 2007, compared to 2006.  This decrease was due to a 15% decline in sales to our main distributor, partially offset by an increase in direct sales.  The sales decline to this main distributor was attributable to a 6% reduction in transfer price, which was effective February 1, 2007, with the remaining decreases due to lower unit volumes.  The reduction in transfer price was given in recognition of competitive marketplace pressures and new distributor strategies.

The Company also maintains its own internal brachytherapy sales force that sells TheraSeed® and I-Seed directly to hospitals and physicians.  Revenue from direct sales increased 13% in 2007 over 2006, and direct sales totaled 46% of brachytherapy product revenue in 2007 compared to 39% in 2006. This increase in direct sales resulted from programs implemented by the direct sales force, and direct to consumer advertising programs. The average selling price of the TheraSeed® device sold directly to hospitals and physicians in 2007 was comparable to 2006.

The Company has two non-exclusive distribution agreements in place for the distribution of the TheraSeed® device.  The primary distribution agreement is with C. R. Bard (“Bard”), which is effective through December 31, 2009 (the “Bard Agreement”). Sales to Bard represented approximately 53% and 60% of brachytherapy product revenue in 2007 and 2006, respectively, and 28% and 38% of consolidated product revenue in 2007 and 2006, respectively.  Revenue generated from the second non-exclusive distributor was not material in 2007 and is not expected to be material in 2008.

The terms of the Bard Agreement provide for automatic one-year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires on December 31, 2009, and will be automatically extended for one additional year unless either party gives notice by December 31, 2008 of its intent not to extend the agreement.

In addition to the impact of the disappointing performance by our largest distributor, management believes that the brachytherapy industry continues to be affected by competition from alternative therapies, declining prices for iodine-125 and palladium-103 seeds, competitors’ selling tactics and the effects of consolidation in the industry.  Medicare reimbursement policies have affected and, management believes, will continue to affect the brachytherapy market.  During 2007 Medicare continued to reimburse for brachytherapy seeds under the “charges adjusted to costs” methodology, which is based on the actual invoiced cost of the seeds and we sometimes refer to as a “pass-through” methodology. In December 2007, Congress enacted the Medicare, Medicaid and SCHIP Extension Act of 2007, which extended the existing cost-based reimbursement methodology through June 30, 2008.  Under current law, fixed reimbursement rates for seeds are scheduled to be implemented under Medicare in July 2008, (see “Medicare Developments” below) and that this and other factors can be expected to lead to continued pricing pressure from hospitals and other health care providers.  Any of these factors could have an adverse effect on brachytherapy revenue.

Revenue in the 2006 period included $400,000 of one-time license fee revenue in the brachytherapy segment related to the licensee’s receipt of the CE Mark and European registration for TheraSphere® in certain European countries.  During 2007, license fees represented only the continuing royalties from continuing license fees from European and U.S. product sales of TheraSphere®. Commencing in the second quarter of 2008, the licensing rate will be reduced to approximately one-half of its current rate, and license fee revenue will decline accordingly. Expenses related to the license agreement will decline by a like amount, and no net effect on operating income is expected.

Operating income and costs and expenses

Operating income excluding special items in the brachytherapy segment increased to $3.9 million, more than double the $1.9 million in 2006.   This increase in profitability was a result of reductions in operating expenses in 2007, partially offsetting the effect of lower revenue.  Cost reductions were a result of operating efficiencies and other savings programs implemented in the last half of 2006.  As a result of these cost reductions, gross margins on brachytherapy product sales increased to 54% in 2007 compared to 52% in 2006, even as revenue declined in 2007.   In December 2007 the Company increased the estimated service lives of its cyclotron equipment from 10 years to 15 years.  The effect of this change was not significant in 2007.  However, this change is expected to reduce manufacturing related depreciation expense by approximately $1.4 million in 2008.  Other than this reduction in depreciation expense, manufacturing related expenses in the brachytherapy segment are not expected to continue to decline in 2008, and the significant portion of brachytherapy manufacturing expenses will be “fixed” in nature.

In 2007, selling, general and administrative (SG&A) expenses in the brachytherapy segment decreased by $2.6 million as compared to 2006.  These SG&A reductions were primarily a result of decreases in advertising and professional fees. We do not expect continued reductions in SG&A expenses in 2008.  During 2007 the Company did record a $500,000 write down of the carrying value of its Oak Ridge facility, which has been shut down and held for sale since August 2005.  This write down was based on the length of time the facility has been for sale, the general deterioration of the commercial real estate markets and recent signs of weakness in the overall economy in the United States.

Operating income in the surgical products segment includes the results of Galt, acquired in August 2006.  Gross margins in the surgical products segment were 43% in 2007 and 41% in 2006 and are dependent on product and sales channel mix.  In addition to the inclusion of Galt for a full year in 2007, operating income improved over the 2006 periods due to reductions in professional fees and bad debt expense partially offset by severance costs.  Efficiencies were also realized because of the larger scale of the surgical products business in 2007.  Overall SG&A expenses as a percent of sales in the surgical products segment decreased to 20% in 2007 from 22% in 2006.  To support anticipated growth, the Company expects to continue to make investments in staffing and other infrastructure in the surgical products segment.  Accordingly, SG&A expenses may fluctuate as a percentage of sales in future periods.

Research and development (“R&D”) expenses increased to $1.4 million in 2007, compared to $805,000 in 2006.   The brachytherapy segment developed a new device to assist with the configuration of seeds.  This new device allows a physician to perform real time stranding of seeds and customize the brachytherapy procedure while in the operating room.  R&D in the surgical products segment was primarily related to new product development.  These product development activities are focused on products that can be marketed once they have received 501(k) approval by the U.S. Food and Drug Administration, rather than products that would require costly and lengthy clinical trials.  Looking forward, management expects consolidated R&D expenses in 2008 to continue at levels similar to 2007, with more R&D incurred in the surgical products segment and less in the brachytherapy segment.  However, the rate of R&D spending in 2008 could change based on the opportunities identified.

Other income/expense

Interest income was $2.2 million in 2007 compared with $1.5 million in 2006. The 2007 amount included $309,000 of one-time interest income related to $1.9 million of refunded federal income taxes.  This interest income was recognized in the second quarter of 2007 upon settlement of the IRS’ examination of the Company’s 2004 federal income tax return.  Other increases in interest income were a result of higher interest rates in 2007.  The Company’s investments consist primarily of short-term cash investments and high-credit quality corporate and municipal obligations, in accordance with the Company’s investment policies. Funds available for investment have and will continue to be utilized for the Company’s current and future expansion programs and strategic opportunities for growth and diversification. As funds continue to be used for these programs and activities, and as interest rates continue to change, management expects interest income to fluctuate accordingly.

Interest expense increased from $419,000 in 2006 to $691,000 in 2007, as the $7.5 million in borrowings under the Company’s credit facility was outstanding for all of 2007.  In 2006, these borrowings were outstanding for approximately 5 months.  Interest on outstanding borrowings is payable at LIBOR plus 1%, which was an effective rate of 6.2% at December 31, 2007 and 6.3% at December 31, 2006.  The Company expects to utilize its credit facility to provide flexibility for future strategic initiatives and diversification.  Interest expense will be impacted by increases or decreases in the effective interest rate on the borrowings and any future borrowings to support expansion programs and strategic opportunities for growth and diversification.

Income tax expense

The Company’s effective income tax rate for 2007 was 36.3%.  In 2006, the Company recognized an income tax benefit of $1.7 million. This net benefit was a result of recognizing income tax expense of $1.9 million, offset by a benefit resulting from the release of $3.6 million of the deferred tax asset valuation allowance. The valuation allowance was released in 2006 as it became more likely than not the Company’s deferred income tax assets would be realized.  Excluding the release of the allowance, the effective tax rate for 2006 would have been 37.1%. Future tax rates can be affected by, among other things, changes in tax regulations, changes in statutory tax rates, changes in the tax jurisdictions in which the Company must file income tax returns, and many other items that affect the taxability and deductibility of the Company’s revenue and expenses and for which we cannot currently predict.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest expense and penalties, accounting in interim periods, disclosure and transition.  The Company has evaluated its tax positions for the tax years ended December 31, 2004, 2005, 2006 and 2007, the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2007. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or income tax examinations by tax authorities for years prior to 2004.   The Company believes there are no significant uncertain tax positions requiring recognition in the consolidated financial statements.  Accordingly, adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements.

During 2007, the IRS completed an examination of the Company’s 2004 and 2005 federal income tax returns with no significant adjustments.  Upon settlement of the 2004 audit, during 2007 the Company received a refund of federal income tax previously paid of $1.9 million.  This refund resulted from the carryback of tax losses that were reported in the Company’s 2004 federal income tax return. The Company also received $309,000 of interest income related to this refund.  The interest income was recognized in 2007 upon settlement of the IRS examination of the 2004 income tax return.

Year Ended December 31, 2006, Compared to Year Ended December 31, 2005

Revenue

Revenue in the 2006 periods included $400,000 of one-time license fee revenue in the brachytherapy business related to the license of the Company’s TheraSphere® product. Under the terms of the license agreement, this one-time fee was due upon the licensee receiving the CE Mark and European registration for TheraSphere® in certain European countries, which was recorded in the third quarter.  The licensing agreement provides for continuing fees from European and U.S. product sales of TheraSphere®.

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

The Company’s primary brachytherapy distribution agreement in 2006 was with Bard.  Sales to Bard represented approximately 60% of brachytherapy product revenue in 2006 and 61% in 2005.  The Company also had a non-exclusive distribution agreement in place with a second distributor, though revenue generated from the second distributor was not material in 2006. Prior to 2006, the Company also had a non-exclusive distribution agreement in place with Oncura, currently a part of GE Healthcare (the “Oncura Agreement”). In December 2004, Oncura notified the Company that it would not be renewing its distribution agreement effective December 31, 2005 and subsequently, the Oncura Agreement was terminated effective September 8, 2005.

Operating income and costs and expenses

Operating income excluding special items in the brachytherapy segment improved in 2006 primarily due to cost savings generated from the 2005 Restructuring, which significantly reduced costs of manufacturing and research and development.  Gross margins on product sales in the brachytherapy business were 52% in 2006, with costs of manufacturing totaling $16.4 million.  Brachytherapy operating income before special items in 2006 also improved from 2005 as a result of a reduction in direct to consumer activities, decreases in advertising, and decreases in legal expenses.

Operating income in the surgical products segment increased by $525,000 in 2006 over 2005, reflecting the acquisition of Galt in August 2006, and the inclusion of CP Medical for the entire year in 2006.  Gross margins in the surgical products business were 41% in 2006, with costs of manufacturing totaling $11.5 million. As a component of gross margin, costs of manufacturing included $407,000 of non-cash charges related to the purchase accounting for Galt that did not recur in 2007.  Another $170,000 of non-cash charges was included in selling, general, and administrative expenses related to Galt purchase accounting that did not recur in 2007.  Operating income for 2006 also reflected higher personnel and other costs to support increased capacity and anticipated future growth, and higher professional fees resulting from Sarbanes-Oxley related compliance costs.

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

Income tax benefit

The Company recognized an income tax benefit of $1.7 million in 2006.  This net benefit was a result of recognizing income tax expense of $1.9 million, offset by a benefit resulting from the release of $3.6 million of the deferred tax asset valuation allowance.

Mainly as a result of the 2005 Restructuring, the Company had operating loss carryforwards and other future deductible temporary differences that resulted in a net deferred tax asset of $6.8 million at December 31, 2005. Because of the recent history of operating losses, the uncertainty of projecting future taxable income sufficient to recognize these deferred tax assets, and management’s belief that the Company had to establish a track record of returning to sustained profitability, a valuation allowance for the full amount of the net deferred tax asset was recorded at that time. In the third quarter of 2006, $2.9 million of deferred income tax liability arising from fair value adjustments in purchase accounting related to the acquisition of Galt were recorded as a reduction of the allowance for the net deferred tax asset and a reduction in the goodwill arising from the transaction.  Also during 2006, the Company determined it was more likely than not that a significant portion of these deferred tax assets would be realized and, accordingly, released $3.6 million of the valuation allowance.   Factors considered by management in determining that the significant portion of the deferred tax assets would be realized included, among other things, the Company’s performance for the year which included four consecutive quarters of profitability, a full fiscal year of realization of the cost savings associated with the 2005 restructuring which exceeded the expected cost savings, certain changes in federal laws and policies occurring in December 2006 related to Medicare reimbursement of brachytherapy seeds, and the continued successful diversification of the Company’s business through its surgical products segment.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. The following is not intended to be a comprehensive list of all of the Company’s accounting policies. The Company’s significant accounting policies are more fully described in the notes to its consolidated financial statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The accounting policies described below are those which we believe are most critical in fully understanding and evaluating our reported financial results, and are areas in which management’s judgment in selecting an available alternative might produce a materially different result. The significant accounting policies, which we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:

Property and equipment. Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of such assets. The Company’s estimates can result in differences from the actual useful lives of certain assets. The significant portion of equipment is comprised of the Company’s cyclotrons, utilized in the brachytherapy business.  As of December 31, 2007, the Company owned and operated eight cyclotrons, the first of which entered service in 1998.  In December 2007 the Company changed the estimated service lives of certain depreciable assets, mainly the cyclotron equipment. The estimated service life of the cyclotron equipment was increased from 10 years to 15 years, and was based on, among other things, an assessment of the equipment’s operating and maintenance history and expected future performance.  The Company accounted for this change as a change in estimate in accordance with Statement of Financial Accounting (“SFAS”) No. 154, Accounting Changes and Error Corrections.  Accordingly, this change was accounted for in the period of the change and will be accounted for in future periods.  The effect of this change was not significant in 2007.  In 2008, this change is expected to reduce depreciation expense by approximately $1.4 million.

Management will continue to periodically examine estimates used for depreciation for reasonableness. If the Company determines that the useful life of property or equipment should be shortened or lengthened, depreciation expense would be adjusted accordingly for the remaining useful lives of the identified assets.

Management assesses the impairment of its depreciable assets whenever events or circumstances indicate that such assets might be impaired. In the event the expected undiscounted future cash flow attributable to the asset is less than the carrying value of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. The estimation of fair value, whether in conjunction with an asset to be held and used or with an asset held for sale, also involves judgment. During the third quarter of 2005 the Company recorded impairment charges of approximately $28.8 million related to the PSP facility, the Newton Terrace facility, six cyclotrons and other related long-lived assets. This impairment charge reflects the excess of these assets’ carrying value over their fair value as a result of the restructuring actions taken during the third quarter of 2005 (see “2005 Restructuring” above).  Additionally, the Company wrote down the carrying value of its Oak Ridge facility by $500,000 in 2007.  This facility has been shut down and held for sale since August 2005.  The reduction in the carrying value was based upon the length of time the facility has been for sale, the general deterioration of the commercial real estate markets and recent signs of weakness in the overall economy in the United States.

It is possible that management’s estimates concerning the realizability of the Company’s depreciable assets or assets held for sale could change in the future.

Goodwill and other intangible assets. The Company has $36.0 million of goodwill associated with its surgical products business and $2.6 million of goodwill associated with its brachytherapy business.  The Company accounts for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized to expense and must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that such assets might be impaired. The first step of the impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill and intangible assets with indefinite lives. If fair value exceeds book value, goodwill is considered not impaired, and the second step of the impairment test is unnecessary. If book value exceeds fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. For this step the implied fair value of the goodwill is compared with the book value of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to that excess. Any loss recognized cannot exceed the carrying amount of goodwill. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited once the measurement of that loss is completed.

        The Company performs an annual goodwill impairment assessment during the fourth quarter. Management also makes judgments about goodwill whenever events or changes in circumstances indicate that impairment in the value of goodwill recorded on our balance sheet may exist. The timing of an impairment test may result in charges to our statements of income in future reporting periods that could not have been reasonably foreseen in prior periods. In order to estimate the fair value of goodwill, management typically makes various assumptions about the future prospects for the reporting unit that the asset relates to, considers market factors specific to that reporting unit and estimates future cash flows to be generated by that reporting unit.  Assumptions used in these assessments are consistent with the Company’s internal planning. The most recent assessment was performed in the fourth quarter of 2007 and the Company determined that goodwill was not impaired.

 Other intangible assets determined to have finite lives are amortized over their useful lives using a method that is expected to reflect the pattern of its economic benefit.  When a pattern of economic benefit cannot be determined, or if the straight-line method results in greater amortization, then the straight-line method is used.  To date, all finite lived intangible assets have been amortized using the straight-line method. The Company also reviews finite lived intangible assets for impairment to ensure they are appropriately valued if conditions exist that indicate the carrying value may not be recoverable.

Allowance for doubtful accounts and returns. Management judgments and estimates are made and used in connection with establishing an allowance for the possibility that portions of our accounts receivable balances may become uncollectible or subject to return. Accounts receivable are reduced by this allowance. Specifically, Management analyzes accounts receivable in relation to customer creditworthiness, current economic trends, changes in our customer payment history, and changes in sales returns history in establishing this allowance. It is possible that these or other underlying factors could change and impact the Company’s financial position and results of operations.

Asset retirement obligation.  SFAS No. 143, Accounting for Asset Retirement Obligations, requires the Company to estimate the future cost of asset retirement obligations, to discount that cost to its present value, and record a corresponding asset and liability in its consolidated balance sheet.  The values ultimately derived are based on many significant estimates, including future decommissioning costs, inflation, cost of capital, and market risk premiums.  The nature of these estimates requires management to make judgments based on historical experience and future expectations.  Revisions to the estimates may be required based on such things as changes to cost estimates or the timing of future cash outlays.  Any such changes that result in upward or downward revisions in the estimated obligation will result in an adjustment to the related capitalized asset and corresponding liability on a prospective basis.

        Share-based compensation. The Company accounts for share-based compensation in accordance with SFAS No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. In order to determine the fair value of stock options on the date of grant, we utilize the Black Scholes model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. The risk-free interest rate and dividend yield are based on factual data derived from public sources. The expected stock-price volatility and option life assumptions require significant judgment, which makes them critical accounting estimates. The Company’s expected volatility is based upon weightings of the historical volatility of the Company’s stock.  With respect to the weighted-average option life assumption, the Company considers the exercise behavior of past grants and models the pattern of aggregate exercises.

The grant date fair value of Restricted Stock Units and Performance Restricted Stock Units (collectively, the "Stock Units") are based on the fair value of the underlying common stock and is recognized over the requisite service period.  For Stock Units containing performance conditions, the grant date fair value is adjusted each period for the number of shares ultimately expected to be issued. For Stock Units subject to discretionary performance conditions, the grant date has not been established and accordingly, the fair value of the award is updated each period for changes in the fair value of the underlying common stock. To the extent that the underlying fair value of the Company’s common stock varies significantly, and/or the number of shares issuable is determined, the Company may record additional compensation expense or adjust previously recognized compensation expense.

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

Management periodically evaluates the recoverability of the Company’s deferred tax assets and recognizes the tax benefit only as reassessment demonstrates that they are realizable. At such time, if it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance is adjusted. In 2005, a $6.8 million net deferred tax asset arose primarily as a result of the existence of operating losses and other deductible temporary differences related to the Company’s 2005 Restructuring.  At that time, a valuation allowance for the entire amount of the net deferred tax asset was established due to uncertainties surrounding its realizability.  In the third quarter of 2006, $2.9 million of deferred income tax liabilities arising from fair value adjustments in purchase accounting related to the acquisition of Galt were recorded as a reduction of the allowance.  Also during 2006, the Company determined it was more likely than not that a significant portion of these deferred tax assets would be realized and, accordingly, released $3.6 million of the valuation allowance.   Factors considered by management in determining that the significant portion of the deferred tax assets would be realized included, among other things, the Company’s performance for the year which included four consecutive quarters of profitability, a full fiscal year of realization of the cost savings associated with the 2005 restructuring which exceeded the expected cost savings, certain changes in federal laws and policies occurring in December 2006 related to Medicare reimbursement of brachytherapy seeds, and the continued successful diversification of the Company’s business through its surgical products segment.

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

Commitments and Other Contractual Obligations

Contractual Obligations

The Company leases equipment and production, warehouse, office and other space under non-cancelable leases that expire at various dates through June 2013. The Company also has $7.5 million of borrowings outstanding under its Credit Agreement.  Approximate minimum payments of these obligations are as follows (amounts in thousands):

Obligation		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating lease obligations
Rental space and equipment	$1,357	$362	$509	$387	$99
Production, office and warehouse space - related party (1)	474	203	271	-	-
Total operating lease obligations	1,831	565	780	387	99

Long-term debt (2)	7,500	-	7,500	-	-
Interest on long-term debt (3)	853	465	388	-	-
Total long-term debt	8,353	465	7,888	-	-

Other long-term obligations	255	-	255	-	-

Total	$10,439	$1,030	$8,923	$387	$99

(1)
The surgical products business leases production, warehouse and office space from an entity controlled by the former owner of CP Medical, who is currently an officer and stockholder of Theragenics. Monthly payments of approximately $17,000 are due under this lease through April 2010.

(2)	Outstanding borrowings under the Company’s $40.0 million credit facility are due October 31, 2009
(3)	Interest on outstanding borrowings under credit facility at the December 31, 2007 effective rate of 6.2%

Contract Termination Liability

A contract termination liability of $1,513,000 (including $26,000 classified as short term) included in the accompanying consolidated balance sheet at December 31, 2007, consists of the present value of future payments due under the Company’s Oak Ridge land lease, using a discount rate of 8.5%. This represents a liability for costs that will continue to be incurred through the remaining term of that lease agreement without economic benefit to the Company, measured at its fair value when the Company ceased using its Oak Ridge facility in August 2005, and recorded in connection with the Company’s 2005 Restructuring. The land lease requires monthly payments of $12,824 through April 2029, adjusted every five years beginning in 2010 for changes in the Consumer Price Index. Future principal maturities of obligations under this lease are as follows: 2008, $26,269; 2009, $28,591; 2010, $31,119; 2011, $33,869; 2012, $36,860; beyond, $1,356,559.

Other

The Company has a letter of credit outstanding under the Credit Agreement as of December 31, 2007 totaling approximately $876,000. This letter of credit is related to asset retirement liabilities of long-lived assets.

Liquidity and Capital Resources

The Company had cash, cash equivalents and marketable securities of $48.8 million at December 31, 2007, compared to $33.0 million at December 31, 2006. Marketable securities consist primarily of high-credit quality corporate and municipal obligations, in accordance with the Company’s investment policies. The aggregate increase in cash, cash equivalents and marketable securities was primarily the result of $17.0 million in cash from operations less capital expenditures of $1.5 million.

Working capital was $62.3 million and $58.3 million at December 31, 2007 and 2006, respectively. The Company also has a Credit Agreement with a financial institution that provides for borrowings of up to $40.0 million, including a $5.0 million sub-limit for letters of credit, which expires on October 31, 2009. Borrowings of $7.5 million were outstanding under the Credit Agreement at December 31, 2007. Interest is payable quarterly at LIBOR plus 1% (effective rate of 6.2% at December 31, 2007) for outstanding borrowings.  The Company also has a letter of credit totaling $876,000 outstanding under the Credit Agreement, representing decommission funding required by the Georgia Department of Natural Resources. The Credit Agreement is unsecured, but provides for a lien to be established on substantially all of the assets of the Company (subject to certain exceptions) in the event certain events of default occur under the Credit Agreement. The Credit Agreement, as amended, contains representations and warranties, as well as affirmative, reporting and negative covenants, customary for financings of this type. Among other things, certain provisions of the Credit Agreement limit the incurrence of additional debt and require the maintenance of certain financial ratios. As of December 31, 2007, the Company was in compliance with the terms of its Credit Agreement.

Cash provided by operations was $17.0 million for the year ended December 31, 2007, compared to $10.0 million in 2006. Cash provided by operations consists of net earnings, plus non-cash expenses such as depreciation, amortization, deferred income taxes, and changes in balance sheet items such as accounts receivable, inventories, prepaid expenses and payables. Net earnings were $5.6 million in 2007 compared to $6.9 million in 2006.  However, 2006 net earnings included a $3.6 million non-cash benefit from the release of the deferred tax asset valuation allowance.  Additionally, 2007 results include a $2.2 million refund of income taxes paid in prior periods including interest.  During 2007, the Company utilized all of its net operating loss carryforwards for federal income taxes, significantly reducing income tax payments for the year compared to what they would have been. As of December 31, 2007, the Company has no remaining net operating loss carryforwards for federal income tax purposes and limited carryforwards for state income tax purposes.  Accordingly, the Company expects to pay income taxes at normal rates going forward, which will have a negative effect on cash flows from operations in the future.  The Company does have a deferred tax asset of $3.7 million related to its asset held for sale that is expected to reduce income taxes payable in the period in which it is sold.

Capital expenditures totaled $1.5 million and $733,000 during 2007 and 2006, respectively. The increase was primarily due to supporting continued growth and capacity in the surgical products business. Capital expenditures are expected to continue to increase in 2008 as the Company continues its investments to support growth in the surgical products segment and maintain the brachytherapy segment.

Cash provided by financing activities was $177,000 and $7.6 million in 2007 and 2006, respectively.  Cash provided by financing activities in 2007 consisted of cash proceeds from the exercise of stock options and the Company’s Employee Stock Purchase Plan.  During 2006 the Company borrowed $7.5 million under its $40.0 million Credit Agreement.

In August 2006 the Company acquired Galt for approximately $32.7 million, including $29.6 million in cash and $3.1 million in common stock.  Growth through acquisitions is a part of the Company’s long term diversification strategy.  Accordingly, cash could be used in 2008 for the acquisition of businesses, technologies or products, as well as for increased support for growth and research and development in the surgical products business.

The Company believes that current cash and investment balances and cash from future operations and credit facilities will be sufficient to meet its current anticipated working capital and capital expenditure requirements. In the event additional financing becomes necessary, management may choose to raise those funds through other means of financing as appropriate.

Medicare Developments

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “2003 Act”), which went into effect on January 1, 2004, contained brachytherapy provisions requiring Medicare to reimburse hospital outpatient departments for each brachytherapy seed/source furnished between January 1, 2004 to December 31, 2006 based on the hospital’s costs for each patient (calculated from the hospital’s charges adjusted by the hospital’s specific cost-to-charge ratio). The 2003 Act also directed the U.S. Government Accountability Office (“GAO”) to conduct a study examining future payment policies for brachytherapy seeds. The GAO published its report on July 25, 2006, concluding that the Centers for Medicare & Medicaid Services (“CMS”), the regulatory body that sets Medicare reimbursement policies, could establish separate prospective payment rates effective in 2007 for palladium-103 brachytherapy seeds/sources (such as TheraSeed®) and iodine-125 seeds/sources using Medicare’s hospital outpatient data.

                Although subsequently superceded by Congress, CMS posted a final rule on November 1, 2006 with fixed prospective payment rates for brachytherapy seeds for Medicare's hospital outpatient prospective payment system (“OPPS”) that would have applied to calendar year 2007.  The use of prospective payment rates would have fixed the per seed rate at which Medicare would have been reimbursed hospitals in 2007.  The Company believed that CMS’ approach to determining the fixed prospective reimbursement rate for brachytherapy seeds was fundamentally flawed.  For example, CMS did not stratify cost data on differing seed configurations, such as loose versus “stranded” seeds. Accordingly, the Company continued to work with policy makers in an effort to rectify the shortcomings it believed to be contained in the new CMS rule.

In December 2006, Congress enacted the Tax Relief and Health Care Act of 2006 (the “2006 Act”), which extended and refined the Medicare safeguards initially enacted by Congress in 2003 for brachytherapy seeds administered in the hospital outpatient setting. The 2006 Act’s provisions on brachytherapy superceded the final rule published by CMS on November 1, 2006 by extending the existing  “charges adjusted to cost” reimbursement policies (which we sometimes refer to as a “pass-through” methodology) for brachytherapy seeds through the end of 2007, ensuring that the Medicare program would not implement potentially restrictive caps on reimbursement during that period.  In addition, the legislation recognized that prostate cancer patients must have meaningful access to stranded brachytherapy seeds, which increasingly are used in clinical practice to further enhance the safety and efficacy of treatment.  The 2006 Act also established a permanent requirement for Medicare to use separate codes for the reimbursement of stranded brachytherapy devices. Stranded seeds are becoming a larger portion of Theragenics’ brachytherapy business.

Effective July 2007, CMS issued new reimbursement codes for brachytherapy sources. The codes are isotope specific and recognize the distinction between nonstranded versus stranded seeds, as mandated by the 2006 Act.  In early November 2007, CMS again posted a final OPPS rule for calendar year 2008 with fixed prospective reimbursement rates for all brachytherapy source new codes, including the new codes established in July 2007.

In December 2007, Congress passed the Medicare, Medicaid and SCHIP Extension Act of 2007 (the “2007 Act”), which once again superseded another CMS’ final OPPS rule by extending the existing “pass-through” reimbursement policies for brachytherapy seeds through June 30, 2008.  Fixed reimbursement rates would have been scheduled to become effective on January 1, 2008 without the enactment of the 2007 Act.  Under the current law, fixed reimbursement rates for seeds will be implemented in July 2008.  This and other factors can be expected to lead to continued pricing pressure from hospitals and other health care providers.  Any of these factors could have an adverse effect on brachytherapy revenue.  The Company intends to continue to pursue delays in implementation of fixed reimbursement.

Forward Looking and Cautionary Statements

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding sales, marketing and distribution efforts, ordering patterns of customers, the Company’s direct sales organization and its growth and effectiveness, third-party reimbursement, CMS policy, sales mix, effectiveness and continuation of non-exclusive distribution agreements, pricing for the TheraSeed® and I-Seed devices, anticipated growth in the surgical products business segment, future cost of sales and gross margins, R&D efforts and expenses, investment in additional personnel and infrastructure, SG&A expenses, other income, potential new products and opportunities, results in general, plans and strategies for continuing diversification, and the sufficiency of the Company’s liquidity and capital resources. From time to time, the Company may also make other forward-looking statements relating to such matters as well as statements relating to anticipated financial performance, business prospects, technological developments and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with new product development cycles, effectiveness and execution of marketing and sales programs of the Company’s business segments and its distributors, competitive conditions and selling tactics of the Company’s competitors, potential changes in third-party reimbursement (including CMS), changes in product pricing by the Company’s brachytherapy business segment, changes in cost of materials used in production processes, continued acceptance of the Company’s products by the market, potential changes in demand for the Company’s brachytherapy, wound closure and vascular access products, integration of acquired companies into the Theragenics organization, capitalization on opportunities for growth within the Company’s surgical products business segment, competition within the medical device industry, development and growth of new applications within our markets, competition from other methods of treatment, ability to execute on acquisition opportunities on favorable terms and successfully integrate any acquisitions, and the risks identified in this Form 10-K Annual Report. All forward looking statements and cautionary statements included in this document are made as of the date hereof based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward looking statement or cautionary statement.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements.  SFAS No. 157 is effective for the Company beginning January 1, 2008 and is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 11 (“SFAS 159”).  SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS No. 159 is effective for the Company beginning January 1, 2008 and is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" (“SFAS 141R”), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for the Company beginning January 1, 2009. The Company is currently evaluating the effect that the adoption of SFAS 141R will have on the Company’s consolidated financial statements.

Quarterly Results

The following table sets forth certain statement of operations data for each of the Company's last eight quarters. This unaudited quarterly information has been prepared on the same basis as the annual audited information presented elsewhere in this Form 10-K, reflects all adjustments (consisting only of normal, recurring adjustments) which are, in management’s opinion, necessary for a fair presentation of the information for the periods covered and should be read in conjunction with the consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period. Quarterly data presented may not reconcile to totals for full year results due to rounding.

	2007				2006
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr
	(Amounts in thousands, except per share data)

Total revenue	$15,451	$15,575	$16,001	$15,183	$12,394	$12,590	$14,320	$14,792
Cost of product sales	8,109	7,864	8,207	7,814	6,055	6,480	7,263	7,954
Gross profit	7,342	7,711	7,794	7,369	6,339	6,110	7,057	6,838
Selling, general and administrative	4,856	4,898	4,498	4,879	5,347	5,378	4,552	4,674
Amortization of purchased intangibles	469	468	469	469	188	187	471	525
Research and development	291	379	430	265	239	179	206	181
Write down of asset held for sale	-	-	-	500	-	-	-	-
Restructuring expenses	-	-	-	-	306	63	-	-
Gain on sale of assets	-	-	-	-	201	-	-	-
Other income	207	567	352	376	325	390	209	180
Net earnings before income taxes	1,933	2,533	2,749	1,632	785	693	2,037	1,638
Income tax expense (benefit)	765	989	986	472	10	260	380	(2,362)
Net earnings	$1,168	$1,544	$1,763	$1,160	$775	$433	$1,657	$4,000

Earnings per common share:
Basic	$0.04	$0.05	$0.05	$0.04	$0.02	$0.01	$0.05	$0.12
Diluted	$0.04	$0.05	$0.05	$0.03	$0.02	$0.01	$0.05	$0.12
Weighted average shares outstanding:
Basic	33,074	33,112	33,118	33,103	32,052	32,077	32,752	33,041
Diluted	33,170	33,264	33,237	33,299	32,085	32,120	32,822	33,125

Inflation

Management does not believe that the relatively moderate levels of inflation, which have been experienced in the United States in recent years, have had a significant effect on the Company’s results of operations.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

The Company's market risk exposure, related to market risk sensitive financial instruments, is not material. Borrowings of $7.5 million and letters of credit totaling approximately $876,000 were outstanding under the terms of the Company’s $40.0 million credit facility as of December 31, 2007. Interest on outstanding borrowings is payable monthly at LIBOR plus 1% (effective rate of 6.2% as of December 31, 2007).

Item 8.    Financial Statements and Supplementary Data

See index to Financial Statements (Page F-1) and following pages.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

As reported in its Form 8-K filed on March 19, 2007, the Audit Committee of the Company’s Board of Directors dismissed Grant Thornton LLP and voted to appoint Dixon Hughes PLLC as the Company’s independent registered public accounting firm on March 13, 2007, and the Company's stockholders ratified the selection of Dixon Hughes on May 17, 2007.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007, the end of the period covered by this annual report.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

                Dixon Hughes PLLC, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, as stated in their report, which is included below.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting were identified as having occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accountants – Internal Controls Over Financial Reporting

To the Board of Directors and
Shareholders of Theragenics Corporation

We have audited Theragenics Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of December 31, 2007 and for the year then ended, and our report dated March 12, 2008, expressed an unqualified opinion on those consolidated financial statements.

/s/ DIXON HUGHES PLLC

Atlanta, Georgia
March 12, 2008

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance*

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

The Company's Chief Executive Officer is required to certify to the New York Stock Exchange each year that she was not aware of any violation by the Company of the Exchange's corporate governance listing standards. The Chief Executive Officer made her annual certification to that effect to the New York Stock Exchange on May 31, 2007. The Company's Form 10-K on file with the Securities and Exchange Commission includes the certifications of the Company's Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 and Section 302 of the Sarbanes-Oxley Act of 2002.

Item 11.  Executive Compensation*

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*

Item 13.  Certain Relationships and Related Transactions, Director Indepedence*

Item 14.  Principal Accounting Fees and Services*

*           Except as set forth above, the information called for by Items 10, 11, 12, 13 and 14 is omitted from this Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company not later than 120 days after December 31, 2007, the close of its fiscal year.

III-1

PART IV

Item 15. Exhibits and Financial Statement Schedules

a)	The following documents are filed as part of this Report.

	1.	Financial Statements
See index to financial statements on page F-1.

	2.	Financial Schedules
See financial statement schedule on page S-2.

3.	Exhibits

3.1	Certificate of Incorporation as amended through July 29, 1998 (incorporated by reference to Exhibit 3.1 of the Company’s report on Form 10-Q for the quarterly period ended June 30, 1998)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed August 17, 2007)

4.1	See Exhibits 3.1 - 3.2 for provisions in the Company's Certificate of Incorporation and By-Laws defining the rights of holders of the Company's Common Stock

4.2	See Exhibit 10.33

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

10.4
Credit Agreement dated October 29, 2003 between Theragenics Corporation and SouthTrust Bank (incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the quarterly period ended September 30, 2003)

10.4A
Borrower Party Joinder Agreement dated May 6, 2005 among CP Medical Corporation, the Company, and Wachovia Bank, National Association, successor by merger to SouthTrust Bank, amending the Credit Agreement dated as of August 12, 2005 between the Company and SouthTrust Bank (incorporated by reference to Exhibit 10.4 of the Company’s report on Form 10-Q for the quarterly period ended July 3, 2005)

10.4B
Amendment to Credit Agreement dated August 11, 2005 among CP Medical Corporation, the Company, and Wachovia Bank, National Association, successor by merger to SouthTrust Bank, amending the Credit Agreement dated October 29, 2003 between the Company and SouthTrust Bank (incorporated by reference to Exhibit 10.6 of the Company’s report on Form 10-Q for the quarterly period ended July 3, 2005)

10.4C
Third Amendment to Credit Agreement by and among Theragenics Corporation, CP Medical Corporation and Wachovia Bank, National Association, successor by merger to SouthTrust Bank, dated June 29, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 3, 2006)

10.5
1986 Incentive and Non-Incentive Stock Option Plan* (incorporated by reference to Exhibit 10.11 of the Company’s registration statement on Form S-1, File No. 33-7097, and post-effective amendments thereto)

10.6	1990 Incentive and Non-Incentive Stock Option Plan* (incorporated by reference to Exhibit 10.10 of the Company’s report on Form 10-K for the year ended December 31, 1990)

10.7	Theragenics Corporation 1995 Stock Option Plan* (incorporated by reference to Exhibit 10.1 of the Company’s common stock registration statement on Form S-8, file no. 333-15313)

10.8	1997 Stock Incentive Plan* (incorporated by reference to Appendix B of the Company’s Proxy Statement for its 1997 Annual Meeting of Stockholders filed on Schedule 14A)

10.9	Theragenics Corporation Employee Stock Purchase Plan* (incorporated by reference to Appendix A of the Company’s Proxy Statement for its 1998 Annual Meeting of Stockholders filed on Schedule 14A)

10.10	Theragenics Corporation 2000 Stock Incentive Plan* (incorporated by reference to Exhibit 10.16 of the Company’s report on Form 10-K for the year ended December 31, 1999)

10.11	Employment Agreement dated April 13, 2000 of M. Christine Jacobs* (incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the quarterly period ended March 31, 2000)

10.11A
First Amendment dated July 8, 2003 to Executive Employment Agreement for M. Christine Jacobs* (incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the quarterly period ended June 30, 2003)

10.11B
Amendment to Employment Agreement dated August 8, 2006, between Theragenics Corporation and M. Christine Jacobs* (incorporated by reference to Exhibit 10.3 of the Company’s report on Form 10-Q for the quarterly period ended July 2, 2006)

10.12	Employment Agreement dated January 1, 1999 of Bruce W. Smith* (incorporated by reference to Exhibit 10.22 of the Company’s report on Form 10-K for the year ended December 31, 1998)

10.12A	Amendment to Executive Employment Agreement dated June 29, 1999 for Bruce W. Smith* (incorporated by reference to Exhibit 10.18 of the Company’s report on Form 10-K for year ended December 31, 2002)

10.12B
Second Amendment dated June 15, 2001 to Executive Employment Agreement for Bruce W. Smith* (incorporated by reference to Exhibit 10.19 of the Company’s report on Form 10-K for year ended December 31, 2002)

10.12C
Third Amendment dated September 3, 2002 to Executive Employment Agreement for Bruce W. Smith* (incorporated by reference to Exhibit 10.20 of the Company’s report on Form 10-K for year ended December 31, 2002)

10.12D
Fourth Amendment dated May 28, 2003 to Executive Employment Agreement for Bruce W. Smith* (incorporated by reference to Exhibit 10.2 of the Company’s report on Form 10-Q for the quarterly period ended June 30, 2003)

10.12E	Fifth Amendment to Executive Employment Agreement for Bruce W. Smith* (incorporated by reference to Exhibit 10.15E of the Company’s report on Form 10-K for the year ended December 31, 2005)

10.13	Employee Employment Agreement dated January 1, 2000 for Michael O’Bannon* (incorporated by reference to Exhibit 10.26 of the Company's report on Form 10-K for the year ended December 31, 2003)

10.13A
Amendment to Employee Employment Agreement dated October 25, 2001 for Michael O’Bannon* (incorporated by reference to Exhibit 10.27 of the Company's report on Form 10-K for the year ended December 31, 2003)

10.13B	Amendment to Employee Employment Agreement for Michael O’Bannon* (incorporated by reference to Exhibit 10.16B of the Company’s report on Form 10-K for the year ended December 31, 2005)

10.14	Forms of Option Award for grants prior to 2007* (incorporated by reference to Exhibit 10.22 of the Company’s report on Form 10-K for the year ended December 31, 2004)

10.15	Advisor to the Chief Executive Officer Agreement dated February 18, 2008 with John Herndon* +

10.16	Form of Directors and Officers Indemnification Agreement* (incorporated by reference to Exhibit 10.28 of the Company’s report on Form 10-K for the year ended December 31, 2003)

10.17	Form of Restricted Stock Agreement for directors as of May 2005* (incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the quarterly period ended July 3, 2005)

10.18
Form of Performance Restricted Stock Rights Agreement used in 2004 and 2005* (incorporated by reference to Exhibit 10.2 of the Company’s report on Form 10-Q for the quarterly period ended July 3, 2005)

10.18A	Form of Amendment to Performance Restricted Stock Rights Agreement * (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed January 5, 2006)

10.19	Form of Restricted Stock Rights Agreement* for 2004 grants (incorporated by reference to Exhibit 10.3 of the Company’s report on Form 10-Q for the quarterly period ended July 3, 2005)

10.20
Employment Agreement between the Company and Francis J. Tarallo dated August 10, 2005* (incorporated by reference to Exhibit 10.5 of the Company’s report on Form 10-Q for the quarterly period ended July 3, 2005)

10.21	Form of Performance Restricted Stock Rights Agreement for 2006 grants* (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed February 22, 2006)

10.22	Theragenics Corporation Incentive Stock Option Award for 2007 grants* (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated February 20, 2007)

10.23	Restricted Stock Award Pursuant to the Theragenics Corporation 2006 Stock Incentive Plan for 2007 grants* (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated February 20, 2007)

10.24	Theragenics Corporation Amended and Restated 2007 Long-Term Cash Incentive Plan* +

10.25	Additional Compensation Information* +

10.26	Registration Rights Agreement dated May 6, 2005 by and among the Company, Patrick Ferguson and Cynthia Ferguson (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed May 12, 2005)

10.27	Employment Agreement dated May 6, 2005 by and between the Company and Patrick Ferguson* (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 12, 2005)

10.28
Stock Purchase Agreement by and among the Company, CP Medical Corporation, Patrick Ferguson and Cynthia Ferguson (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed April 29, 2005)

10.29
Theragenics Corporation 2006 Stock Incentive Plan* (incorporated by reference to Appendix A to the Company’s definitive proxy statement for its May 9, 2006 annual meeting of stockholders filed with the Securities and Exchange Commission on March 27, 2006).

10.29A	First Amendment to Theragenics Corporation 2006 Stock Incentive Plan* (incorporated by reference to Exhibit 18.1 on Form 8-K filed November 13, 2006)

10.30
Stock Purchase Agreement by and among Theragenics Corporation, James R. Eddings, as Sellers’ Representative, those shareholders and holders of Company Stock Derivatives of Galt Medical Corp. listed on Schedule 1 thereto, dated August 2, 2006 (incorporated by reference to Exhibit 2.1 of Form 8-K filed on August 8, 2006)

10.31	Employment Agreement between Galt Medical Corp. and James R. Eddings, dated as of August 2, 2006 * (incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 8, 2006)

10.32
Registration Rights Agreement between Theragenics Corporation and James R. Eddings, as Sellers’ Representative, dated as of August 2, 2006 (incorporated by reference to Exhibit 10.2 of Form 8-K filed on August 8, 2006).

10.33
Rights Agreement dated February 14, 2007 between the Company and Computershare Investor Services LLC (incorporated by reference to Exhibit 99.1 of the Company’s registration statement on Form 8-A/A filed February 16, 2007)

10.34	Employment Agreement between Galt Medical Corp. and Michael F. Lang dated August 21, 2007* (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed November 8, 2007)

10.35	Theragenics Corporation Incentive Stock Option Award for 2008 grants* (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated February 25, 2008)

10.36	Restricted Stock Award for 2008 grants, pursuant to the Theragenics Corporation 2006 Stock Incentive Plan* (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated February 25, 2008)

10.37	Theragenics Corporation 2008 Long-Term Cash Incentive Plan* (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K dated February 25, 2008)

21.1	Subsidiaries of Registrant+

23.1	Consent of Dixon Hughes PLLC+

23.2	Consent of Grant Thornton LLP+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002+

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002+

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

* Management contract or compensatory plan.
+ Enclosed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERAGENICS CORPORATION
(Registrant)

	By:	/s/ M. Christine Jacobs
M. Christine Jacobs
Chief Executive Officer
Dated: March 13, 2008
Buford, Georgia

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ M. Christine Jacobs	Chief Executive Officer	3/13/08
M. Christine Jacobs	(Principal Executive Officer)
President and Chairman

/s/ Francis J. Tarallo	Chief Financial Officer (Principal Financial	3/13/08
Francis J. Tarallo	and Accounting Officer) and Treasurer

/s/ Luther T. Griffith	Director	3/13/08
Luther T. Griffith

/s/ John V. Herndon	Director	3/13/08
John V. Herndon

/s/ C. David Moody, Jr.	Director	3/13/08
C. David Moody, Jr.

/s/ Peter A.A. Saunders	Director	3/13/08
Peter A. A. Saunders

THERAGENICS CORPORATION®

Report of Independent Registered Public Accountants

To the Board of Directors and
Shareholders of Theragenics Corporation

We have audited the accompanying consolidated balance sheet of Theragenics Corporation and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations and comprehensive earnings (loss), shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2007 consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/s/ DIXON HUGHES PLLC

Atlanta, Georgia
March 12, 2008

Report of Independent Registered Public Accountants

Board of Directors and Shareholders of
Theragenics Corporation

We have audited the accompanying consolidated balance sheet of Theragenics Corporation (a Delaware corporation) and Subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations and comprehensive earnings (loss), shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006 , and the consolidated results of its operations and its consolidated cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, effective January 1, 2006.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
March 7, 2007

Theragenics Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31,

(Amounts in thousands, except per share data)

ASSETS
	2007	2006
CURRENT ASSETS
Cash and cash equivalents	$28,666	$18,258
Marketable securities	20,123	14,722
Trade accounts receivable, less allowance of $372 in 2007 and $617 in 2006	7,882	7,556
Inventories	7,644	7,433
Deferred income tax asset	1,664	7,798
Prepaid expenses and other current assets	1,338	3,478
Asset held for sale	-	3,400

Total current assets	67,317	62,645

PROPERTY AND EQUIPMENT - AT COST
Buildings and improvements	22,579	22,374
Machinery and equipment	37,349	36,732
Office furniture and equipment	988	924
	60,916	60,030
Less accumulated depreciation	34,327	30,155
	26,589	29,875
Land and improvements	822	822
Construction in progress	561	204

Property and equipment, net	27,972	30,901

OTHER ASSETS
Goodwill	38,658	38,824
Other intangible assets	11,881	13,762
Asset held for sale	2,900	-
Other	93	112

	53,532	52,698

Total assets	$148,821	$146,244

Theragenics Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS - Continued

December 31,

(Amounts in thousands, except per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	2007	2006
CURRENT LIABILITIES
Accounts payable	$1,530	$1,768
Accrued salaries, wages and payroll taxes	1,868	1,512
Income tax payable	867	-
Other current liabilities	724	1,101

Total current liabilities	4,989	4,381

LONG TERM LIABILITIES
Long-term debt	7,500	7,500
Deferred income taxes	1,369	6,148
Contract termination liability	1,487	1,513
Decommissioning retirement	602	561
Other long-term liabilities	255	-

Total long term liabilities	11,213	15,722

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock - authorized 100,000 shares of $.01 par value; issued and outstanding, 33,274 in 2007 and 33,096 in 2006	333	331
Additional paid-in capital	72,918	72,103
Retained earnings	59,424	53,789
Accumulated other comprehensive loss	(56)	(82)

Total shareholders’ equity	132,619	126,141

Total liabilities and shareholders’ equity	$148,821	$146,244

The accompanying notes are an integral part of these consolidated statements.

Theragenics Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE EARNINGS (LOSS)

Year ended December 31,

(Amounts in thousands, except per share data)

	2007	2006	2005
Revenue
Product sales	$61,286	$53,076	$43,693
License fees	924	1,020	577
	62,210	54,096	44,270

Cost of sales	31,994	27,752	23,763

Gross profit	30,216	26,344	20,507

Operating expenses
Selling, general and administrative	19,131	19,951	19,652
Amortization of purchased intangibles	1,875	1,371	500
Research and development	1,365	805	3,632
Write down of asset held for sale	500	-	-
Restructuring expenses	-	369	33,390
(Gain) loss on sale of equipment	-	(201)	14
	22,871	22,295	57,188

Earnings (loss) from operations	7,345	4,049	(36,681)

Other income (expense)
Interest income	2,192	1,541	1,429
Interest expense	(691)	(419)	(160)
Other	1	(18)	12
	1,502	1,104	1,281

Earnings (loss) before income taxes	8,847	5,153	(35,400)

Income tax expense (benefit)	3,212	(1,712)	(6,394)

NET EARNINGS (LOSS)	$5,635	$6,865	$(29,006)

Theragenics Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE EARNINGS (LOSS) – Continued

Year ended December 31,

(Amounts in thousands, except per share data)

	2007	2006	2005
NET EARNINGS (LOSS) PER SHARE
Basic	$0.17	$0.21	$(0.93)
Diluted	$0.17	$0.21	$(0.93)

WEIGHTED AVERAGE SHARES
Basic	33,103	32,452	31,273
Diluted	33,299	32,540	31,273

COMPREHENSIVE EARNINGS (LOSS)
Net earnings (loss)	$5,635	$6,865	$(29,006)

Other comprehensive earnings (loss), net of taxes
Reclassification adjustment for realized loss included in net earnings	5	39	-
Unrealized gain (loss) on securities arising during the year	21	63	(50)
Total other comprehensive earnings (loss)	26	102	(50)

Total comprehensive earnings (loss)	$5,661	$6,967	$(29,056)

The accompanying notes are an integral part of these consolidated financial statements.

Theragenics Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three years ended December 31, 2007

(Amounts in thousands, except per share data)

	Common Stock
	Number of Shares	Par value $0.01	Additional paid-in capital	Deferred compensation	Retained earnings	Accumulated other comprehensive loss	Total

Balance, December 31, 2004	29,989	$300	$61,987	$(23)	$75,930	$(134)	$138,060

Issuance of common stock for acquisition of CP Medical	1,840	18	6,083	-	-	-	6,101

Exercise of stock options	112	1	272	-	-	-	273

Employee stock purchase plan	32	1	89	-	-	-	90

Issuance of restricted shares	35	-	120	(120)	-	-	-

Share based compensation	-	-	166	49	-	-	215

Other comprehensive loss	-	-	-	-	-	(50)	(50)

Net loss for the year	-	-	-	-	(29,006)	-	(29,006)

Balance, December 31, 2005	32,008	$320	$68,717	$(94)	$46,924	$(184)	$115,683

Theragenics Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – Continued

For the three years ended December 31, 2007

(Amounts in thousands, except per share data)

	Common Stock
	Number of Shares	Par value $0.01	Additional paid-in capital	Deferred Compensation	Retained earnings	Accumulated other comprehensive loss	Total

Balance, December 31, 2005	32,008	$320	$68,717	$(94)	$46,924	$(184)	$115,683

Adoption of SFAS 123R	-	-	(94)	94	-	-	-

Issuance of restricted units and restricted shares	80	1	(1)	-	-	-	-

Issuance of common stock for acquisition of Galt	978	10	3,042	-	-	-	3,052

Employee stock purchase plan	30	-	77	-	-	-	77

Share based compensation	-	-	362	-	-	-	362

Other comprehensive earnings	-	-	-	-	-	102	102

Net earnings for the year	-	-	-	-	6,865	-	6,865

Balance, December 31, 2006	33,096	$331	$72,103	$-	$53,789	$(82)	$126,141

The accompanying notes are an integral part of these consolidated statements.

Theragenics Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – Continued

For the three years ended December 31, 2007

(Amounts in thousands, except per share data)

	Common Stock
	Number of Shares	Par value $0.01	Additional paid-in capital	Deferred Compensation	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2006	33,096	$331	$72,103	$-	$53,789	$(82)	$126,141

Exercise of stock options	30	-	126	-	-	-	126

Tax benefit from exercise of stock options	-	-	15	-	-	-	15

Issuance of restricted units and restricted shares	135	1	(1)	-	-	-	-

Restricted shares forfeited	(1)	-	-	-	-	-	-

Issuance of common stock upon vesting of restricted units	23	-	-	-	-	-	-

Retirement of common stock received in settlement for other receivable	(21)	-	(83)	-	-	-	(83)

Employee stock purchase plan	12	1	35	-	-	-	36

Share based compensation	-	-	723	-	-	-	723

Other comprehensive earnings	-	-	-	-	-	26	26

Net earnings for the year	-	-	-	-	5,635	-	5,635

Balance, December 31, 2007	33,274	$333	$72,918	$-	$59,424	$(56)	$132,619

The accompanying notes are an integral part of these consolidated statements.

Theragenics Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,

(Amounts in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$5,635	$6,865	$(29,006)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	6,146	6,029	6,818
Deferred income taxes	1,300	(1,935)	(6,510)
Write down of asset held for sale	500	-	-
Impairment of long-term assets	-	-	28,789
Other non-cash restructuring charges	-	-	3,315
Share based compensation	723	362	215
Contract termination liability	(26)	(24)	(2)
Provision for allowances	19	517	326
Decommissioning retirement liability	41	(111)	-
(Gain) loss on sale of equipment	-	(201)	14
Realized loss on sale of marketable securities	5	39	-
Changes in assets and liabilities:
Accounts receivable	(124)	764	(657)
Inventories	(325)	(1,113)	(873)
Prepaid expenses and other current assets	2,140	(745)	1,527
Other assets	(64)	27	9
Trade accounts payable	(238)	(41)	(1,041)
Accrued salaries, wages and payroll taxes	356	(342)	980
Income tax payable	970	-	-
Other current liabilities	(277)	(125)	285
Other	255	-	-

Net cash provided by operating activities	17,036	9,966	4,189

Cash flows from investing activities:
Purchases and construction of property and equipment	(1,450)	(733)	(533)
Proceeds from sale of equipment	-	234	-
Acquisition of business, net of cash acquired	-	(29,656)	(20,468)
Purchases of marketable securities	(29,493)	(9,699)	(22,455)
Maturities of marketable securities	21,658	24,535	20,527
Proceeds from sales of marketable securities	2,480	5,961	-

Net cash used in investing activities	(6,805)	(9,358)	(22,929)

Cash flows from financing activities:
Proceeds from long-term debt	-	7,500	-
Proceeds from exercise of stock options and stock purchase plan	162	77	363
Excess tax benefit from exercise of stock options	15	-	-

Net cash provided by financing activities	177	7,577	363

Theragenics Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

Year ended December 31,

(Amounts in thousands)

	2007	2006	2005

Net increase (decrease) in cash and cash equivalents	$10,408	$8,185	$(18,377)

Cash and cash equivalents at beginning of year	18,258	10,073	28,450

Cash and cash equivalents at end of year	$28,666	$18,258	$10,073

Supplementary Cash Flow Disclosure

Interest paid	$662	$419	$80
Income taxes paid (received), net	$(928)	$281	$(543)

Non-cash investing and financing activities:

Stock issued for acquisition	$-	$3,052	$6,101
Common stock received in settlement of other receivable	$83	$-	$-

The accompanying notes are an integral part of these consolidated statements.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1.  Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, CP Medical Corporation (“CP Medical”) and Galt Medical Corp. (“Galt”). All significant intercompany accounts and transactions have been eliminated. The Company has no unconsolidated entities and no special purpose entities.

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

3.  Revenue Recognition and Cost of Sales

Product sales are recognized upon shipment and are generally not returnable, including sales to third party distributors. License fees are recognized in the periods to which they relate.

Shipping and handling costs are included in cost of sales.  Any sales taxes are excluded from both net sales and expenses.

4.  Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash in banks, variable rate demand notes, treasury investments and U.S. obligations and commercial paper with maturities equal to or less than 90 days from purchase.

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

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
December 31, 2007 and 2006

Available-for-sale securities consist of (in thousands):

	December 31,
	2007			2006
		Gross	Estimated		Gross	Estimated
	Amortized	Unrealized	Fair	Amortized	Unrealized	Fair
	Cost	Loss	Value	Cost	Loss	Value
State and municipal securities	$13,890	$-	$13,890	$352	$(3)	$349
U.S. government and agency securities	-	-	-	2,000	(1)	1,999
Corporate and other securities	6,319	(86)	6,233	12,500	(126)	12,374
Total	$20,209	$(86)	$20,123	$14,852	$(130)	$14,722

The estimated fair value of marketable securities by contractual maturity at December 31, 2007, is as follows (in thousands):

Due in one year or less	$18,782
Due after one year through five years	$1,341

6.	Accounts Receivable and Allowance for Doubtful Accounts and Returns

Trade accounts receivable arise from sales in the Company’s various markets, are stated at the amount expected to be collected and do not bear interest.  The Company maintains an allowance for doubtful accounts based upon the review of accounts receivable aging and management’s estimate of the expected collectibility of accounts receivable.  The collectibility of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms.  If it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific reserve for bad debt is recorded to reduce the related receivable to the amount expected to be recovered.

7.	Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Market is replacement cost or net realizable value. The Company estimates reserves for inventory obsolescence based on management’s judgment of future realization. Inventories consist of the following (in thousands):

	December 31,
	2007	2006

Raw materials	$3,702	$4,409
Work in progress	1,463	950
Finished goods	2,211	1,608
Spare parts and supplies	913	935
	8,289	7,902
Allowance for obsolete inventory	(645)	(469)
Total	$7,644	$7,433

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
December 31, 2007 and 2006

8.  Property, Equipment, and Depreciation

Property and equipment are recorded at historical cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives on a straight-line basis. Leasehold improvements are amortized over the useful life of the asset or the lease term, whichever is shorter.  Depreciation expense related to property and equipment charged to operations was approximately $4,272,000, $4,195,000 and $6,106,000 for 2007, 2006 and 2005, respectively. Estimated service lives are 30 years for buildings and improvements, and 3 to 15 years for machinery, equipment and furniture.  Expenditures for repairs and maintenance not considered to substantially lengthen the life of the asset or increase capacity or efficiency are charged to expense as incurred.

The Company reassesses the estimated service lives of its depreciable assets on a periodic basis.  In December 2007 the Company changed the estimated service lives of certain depreciable assets, mainly the cyclotron equipment used in its brachytherapy segment.  The estimated service life of the cyclotron equipment was increased from 10 years to 15 years, and was based on, among other things, an assessment of the equipment’s operating and maintenance history and expected future performance.  The Company accounted for this change as a change in estimate in accordance with Statement of Financial Accounting (“SFAS”) No. 154, Accounting Changes and Error Corrections.  Accordingly, this change was accounted for in the period of the change and will be accounted for in future periods.  The effect of this change was not significant in 2007.  This change is expected to reduce depreciation expense by approximately $1.4 million in 2008.  Periods prior to this change have not been restated or retrospectively adjusted.

9. Impairment of Long-Lived Assets

Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company periodically evaluates long-lived assets, including property and equipment and finite lived intangible assets whenever events or changes in conditions may indicate that the carrying value may not be recoverable. Factors that management considers important that could initiate an impairment review include the following:

•	significant operating losses;
•	recurring operating losses;
•	significant adverse change in legal factors or in the business climate;
•	significant declines in demand for a product produced by an asset capable of producing only that product;
•	assets that are idled or held for sale;
•	assets that are likely to be divested

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

No impairment charges have been recorded for the year ended December 31, 2007 or 2006. Impairment charges of $28.8 million were recorded in 2005. These assets consisted of buildings and equipment for operations that have been permanently closed in conjunction with the Company’s 2005 restructuring activities.  The charges represented the difference between the carrying value of the assets and their estimated fair value.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
December 31, 2007 and 2006

10. Goodwill and Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized. The Company tests such goodwill and other intangible assets with indefinite lives for impairment annually, or more frequently if events or circumstances indicate that an asset might be impaired. Other intangible assets determined to have finite lives are amortized over their useful lives using a method that is expected to reflect the pattern of its economic benefit.  When a pattern of economic benefit cannot be determined, or if the straight line method results in greater amortization, then the straight line method is used.  To date, all finite lived intangible assets have been amortized using the straight line method. The Company also reviews finite lived intangible assets for impairment to ensure they are appropriately valued if conditions exist that indicate the carrying value may not be recoverable.

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

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest expense and penalties, accounting in interim periods, disclosure and transition.  The adoption of FIN 48 in 2007 did not have a material effect on the Company’s financial statements.

The Company’s policy is to recognize accrued interest expense and penalties associated with uncertain tax positions as a component of income tax expense.  Inasmuch as the Company has concluded that there are no significant uncertain tax positions, no amounts of interest or penalties have been accrued.

12. Earnings Per Share and Common Stock

Basic net earnings (loss) per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net earnings(loss) per common share is based upon the weighted average number of common shares outstanding plus dilutive potential common shares, including options and awards outstanding during the period.

13. Share Based Compensation

The Company adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”), effective January 1, 2006. SFAS No. 123R revises SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS No. 123R requires compensation costs related to share based payments, including stock options and other equity awards, to be measured based on the grant date fair value of the award. The Company has adopted SFAS No. 123R using the modified prospective application, which applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that were outstanding as of January 1, 2006 is recognized as the requisite service is rendered, based on their grant date fair value as calculated for the pro forma disclosures required under SFAS No. 123. Accordingly, financial results for 2005 were not restated. Previously, the Company accounted for share based payments in accordance with APB 25. In accordance with APB 25, compensation cost was recorded for restricted stock and stock unit awards and recognized over the vesting periods of the awards. No compensation had been recognized for stock options issued to employees and directors, as all options granted had an exercise price at least equal to the market value of the underlying common stock at the date of grant.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
December 31, 2007 and 2006

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

15. Advertising

Advertising costs are expensed as incurred, and totaled approximately $1,589,000, $2,447,000 and $3,054,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

16. Concentrations

The Company is potentially subject to financial instrument concentration of credit risk through its cash and cash equivalents, marketable securities and trade accounts receivable. To mitigate these risks, the Company maintains policies, which require minimum credit ratings, and restricts the amount of credit exposure with any one counterparty for short-term investments and marketable securities.  For cash and cash equivalents, the Company maintains approximately $28.7 million with four financial institutions.  The Company periodically evaluates the credit standing of these financial institutions. Trade accounts receivable are subject to risks related to the medical device industry generally, and the prostate cancer treatment, wound closure and vascular access markets specifically.  These industries are in turn largely dependent upon the health care market generally, which can be affected by, among other things, innovation and advances in treatments and procedures, insurance and government reimbursement policies, preferences of physicians and other health care providers, demographics and patient requirements, and government regulation.  The significant portion of the Company’s trade accounts receivable is with customers based in the United States.  The Company does have certain customers, which comprise ten percent or more of its trade accounts receivable and net revenue.  See Note N.

17.  Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements.  SFAS 157 is effective for the Company beginning January 1, 2008.  SFAS 157 is not expected to have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, the Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 11, (“SFAS 159”).  SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS 159 is effective for the Company beginning January 1, 2008.  SFAS 159 is not expected to have a material impact on the Company’s financial statements.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
December 31, 2007 and 2006

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("FAS 141R"), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for the Company beginning January 1, 2009. The Company is currently evaluating the effect that the adoption of SFAS 141R will have on the Company’s consolidated financial statements

NOTE C - ACQUISITIONS

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

The weighted average life of intangible assets subject to amortization is 7.9 years. The goodwill acquired is being deducted for income tax purposes.

Galt

The Company acquired all of the outstanding common stock and other equity interests of Galt on August 2, 2006.  The total purchase price, including transaction costs, was approximately $32.7 million (net of cash acquired of approximately $2.3 million).  The purchase price was paid $29.6 million in cash and the issuance of 978,065 shares of common stock valued at approximately $3.1 million.  Galt develops, manufactures and markets disposable medical devices utilized for vascular access, primarily serving the interventional radiology, interventional cardiology and vascular surgery markets.  Galt’s products include guidewires, micro-introducer kits and tear-away introducer sets and kits, and hemostasis valved introducer kits and sets.  This transaction further diversifies Theragenics’ medical device and surgical businesses and leverages the Company’s existing strengths within these markets.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
December 31, 2007 and 2006

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

The weighted average life of intangible assets subject to amortization is 7.3 years. The intangible assets acquired, including goodwill, are not being deducted for income tax purposes.

At the time of acquisition, $2.9 million of deferred income tax liability arising from fair value adjustments in purchase accounting related to the acquisition of Galt was recorded as a reduction of the allowance for the Company’s net deferred tax asset and a reduction in the goodwill arising from the transaction.  The deferred income tax liability of $333,000 recorded in the purchase allocation above related to the fair value of the trade name acquired, for which the income tax basis is zero and for which the timing of the deduction for financial reporting purposes cannot be determined.

Goodwill of $20.5 million was recorded in connection with the acquisition of Galt in August 2006.  During 2007 goodwill was reduced by $166,000 as a result of certain adjustments made to the allocation of the purchase price.

Pro Forma Information

The following unaudited pro forma summary combines the Company’s results with those of the acquired companies as if the acquisitions had occurred at the beginning of the calendar year of the period presented.  This unaudited pro forma information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported for 2006 or 2005 had the acquisitions been completed as of the beginning of the calendar year presented, and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition (in thousands, except per share data):

	December 31,
	2006	2005
Revenue	$60,086	55,063
Net earnings (loss)	$7,685	(28,481)
Earnings per share
Basic	$0.23	(0.87)
Diluted	$0.23	(0.87)

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
December 31, 2007 and 2006

Certain pro forma adjustments have been made to reflect the impact of the purchase transactions, primarily consisting of amortization of intangible assets with determinate lives, reductions in interest income as a result of cash used in the acquisitions, increases in interest expense resulting from borrowings under the Company’s credit facility, elimination of share based compensation on equity awards that terminated upon a change in control of the acquired company, income taxes to reflect the Company’s effective tax rate for the period, and increases in weighted average shares outstanding for the common shares issued in each transaction.  The pro forma adjustments also include non-recurring charges of $474,000 and $341,000 in 2006 and 2005, respectively, for amortization of the fair market value adjustments for inventory and backlog.

 NOTE D - GOODWILL AND INTANGIBLE ASSETS

Goodwill and trade names are assigned to reporting units and are not amortized.  The Company performs tests for impairment of goodwill and other intangible assets that are not amortized on an annual basis, or more frequently if events or circumstances indicate it might be impaired. Such tests include comparing the estimated fair value of the reporting unit with its carrying value, including goodwill and other intangible assets that are not amortized. Impairment assessments are performed primarily using discounted cash flow analyses.  Assumptions used in these analyses are consistent with the Company’s internal planning. The Company completed its most recent annual impairment assessments in the fourth quarter of 2007 after its annual forecasting and budgeting process, and determined that goodwill and other intangible assets were not impaired.  During 2007 goodwill was reduced by $166,000 as a result of certain adjustments made to the allocation of the purchase price of Galt.

Changes in the carrying amount of goodwill are as follows (in thousands):

	Surgical products	Brachytherapy	Total
Balance, January 1, 2005	$-	$2,578	$2,578
Goodwill acquired during the year	15,792	-	15,792
Balance, December 31, 2005	15,792	2,578	18,370
Goodwill acquired during the year	20,454	-	20,454
Balance, December 31, 2006	36,246	2,578	38,824
Adjustments to purchase price allocation	(166)	-	(166)
Balance, December 31, 2007	$36,080	$2,578	$38,658

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
December 31, 2007 and 2006

Other intangibles assets include the following (in thousands):

	December 31,
	2007	2006	Weighted Average Life

Trade names	$2,600	$2,600	indefinite
Customer relationships	8,600	8,600	8 years
Non-compete agreements	2,900	2,969	4 years
Developed technology	1,260	1,260	12 years
Loan fees, patents and other	403	414	17 years

	15,763	15,843
Less accumulated amortization	3,882	2,081

	$11,881	$13,762

At December 31, 2007, the weighted average life of intangible assets subject to amortization was 7.7 years. Amortization expense related to purchased intangibles was $1,875,000, $1,371,000 and $500,000 in 2007, 2006 and 2005, respectively, and is disclosed as such in the accompanying consolidated statements of operations and comprehensive earnings. Amortization expense related to other intangibles was $5,000, $21,000 and $57,000 for 2007, 2006 and 2005, respectively, and is included in selling, general and administrative expenses.

As of December 31, 2007, future approximate aggregate amortization expense for intangible assets subject to amortization is as follows (in thousands):

Year Ending December 31,
2008	1,877
2009	1,835
2010	1,471
2011	1,186
2012	1,152
Beyond	1,760
$9,281

NOTE E – RESTRUCTURING AND ASSET HELD FOR SALE

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

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
December 31, 2007 and 2006

Activity for the 2005 restructuring for each of the three years in the period ended December 31, 2007 was as follows (in thousands):

	Balance January 1	Costs incurred	Cash payments	Non-cash adjustments	Balance December 31
Year ended December 31, 2007:
Contract termination costs	$1,537	$-	$(24)	$-	$1,513
Employee severance	162	-	(162)	-	-
Total	1,699	-	(186)	-	1,513

Year ended December 31, 2006:
Contract termination costs	1,560	-	(23)	-	1,537
Employee severance	530	14	(382)	-	162
Site exit and disposal costs	-	355	(355)	-	-
Total	2,090	369	(760)	-	1,699

Year ended December 31, 2005
Impairment of long lived assets	-	28,789	-	(28,789)	-
Write off of inventory and other	-	1,757	-	(1,757)	-
Contract termination costs	-	1,495	(7)	72	1,560
Employee severance	-	890	(360)	-	530
Site exit and disposal costs	-	357	(357)	-	-
Other	-	102	(102)	-	-
	-	33,390	(826)	(30,474)	2,090

Total	$-	$33,759	$(1,772)	$(30,474)	$1,513

All restructuring activities related to this action were completed in the second quarter of 2006.

Contract termination costs relate to the land lease at the Oak Ridge, Tennessee facility. This represents a liability for costs that will continue to be incurred through the remaining term of that lease agreement without economic benefit to the Company, measured at its fair value when the Company ceased using the facility in August 2005. The accrual includes $26,000 and $24,000 classified as other current liabilities in the accompanying consolidated balance sheets at December 31, 2007 and 2006, respectively, representing the current portion of the liability due.

Severance costs were expensed as they became vested in accordance with the terms of the severance agreements.

The asset held for sale in the accompanying consolidated balance sheets represents the estimated fair market value of the Oak Ridge facility to be disposed of related to the 2005 restructuring, less estimated costs to sell.  This facility has been shut down and has not been used in the Company’s operations since the restructuring plan was approved by the Company’s Board of Directors in August 2005. Since that time the facility has been actively marketed and remains vacant and for sale.  The commercial real estate market in the Oak Ridge, Tennessee area has been such that as of December 31, 2007, the Company has been unable to sell the facility.  Management has taken actions to respond to these market conditions, including reducing the asking price of the facility. Due to these circumstances, the asset has been classified as long-term in 2007.

The Company periodically reassesses the estimated fair value of this facility.  In the fourth quarter of 2007, based on the length of time the facility has been for sale, the commercial real estate market in the Oak Ridge area specifically and, more broadly, in the United States, and other economic factors in the United States which have deteriorated generally in late 2007, the Company reduced its estimate of the fair value of the facility.  Accordingly, a write down to the carrying value of the facility in the amount of $500,000 was recorded, reducing the estimated fair value less costs to sell to $2.9 million.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
December 31, 2007 and 2006

NOTE F - ASSET RETIREMENT OBLIGATIONS

The Company provides for retirement obligations relating to future decommissioning costs associated with certain of the Company’s equipment and buildings in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations. The liability is recorded at present value by discounting the Company’s estimated future cash flows associated with future decommissioning activities using the Company’s estimated credit-adjusted borrowing rate. The asset retirement obligation has been recorded in the accompanying consolidated balance sheets and will be adjusted to fair value over the estimated useful lives of the assets as an accretion expense. Changes in estimated future cash flows are adjusted in the period of change.

The following summarizes activity in the Company’s asset retirement obligation liability (in thousands):

	Year ended
	2007	2006
Asset retirement obligation at beginning of period	$561	$672
Accretion expense	41	46
Revision in estimated cash flows	-	(157)
Asset retirement obligation at end of period	$602	$561

NOTE G - CREDIT AGREEMENT

The Company has a credit agreement with a financial institution that provides for borrowings of up to $40.0 million, including a $5.0 million sub-limit for letters of credit (the “Credit Agreement”). Interest on outstanding borrowings is payable at the rate of interest periodically designated by the financial institution as its base rate, or, at the option of the Company, interest may accrue at a LIBOR based rate, plus an applicable margin which is subject to quarterly adjustment. Interest on base rate loans is payable monthly, while interest on LIBOR loans is payable on the last day of the applicable one, two or three month interest period.  The Company had $7.5 million of borrowings outstanding under the Credit Agreement at December 31, 2007 and 2006, at an interest rate of LIBOR plus 1% (6.2% and 6.3% at December 31, 2007 and 2006, respectively).  All outstanding borrowings are due upon expiration of the Credit Agreement, which is October 31, 2009.

The Credit Agreement is unsecured, but provides for a lien to be established on substantially all of the assets of the Company (subject to certain exceptions) in the event certain events of default occur under the Credit Agreement. The Credit Agreement contains representations and warranties, as well as affirmative, reporting and negative covenants, customary for financings of this type. Among other things, certain provisions of the Credit Agreement limit the incurrence of additional debt and require the maintenance of certain financial ratios. The Company was in compliance with these debt covenants at December 31, 2007.

Letters of credit totaling approximately $876,000 were outstanding under the Credit Agreement at December 31, 2007 and 2006. These letters of credit are related to asset retirement liabilities of long-lived assets and utility deposits.   The letters of credit are subject to terms identical to those of borrowings under the Credit Agreement.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
December 31, 2007 and 2006

NOTE H - INCOME TAXES

The income tax provision (benefit) consisted of the following (in thousands):

	Year ended December 31,
	2007	2006	2005
Current
Federal	$1,743	$134	$-
State	169	89	116
	1,912	$223	$116
Deferred
Federal	$1,392	$1,745	$(5,699)
State	(41)	(55)	(811)
Change in allowance	(51)	(3,625)	-
	$1,300	$(1,935)	$(6,510)

Income tax expense (benefit)	$3,212	$(1,712)	$(6,394)

The Company’s temporary differences are summarized as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Asset held for sale	$3,706	$4,414
Net operating loss carryforwards	285	3,583
Non-deductible accruals and allowances	347	265
Inventories	820	284
Share based compensation	547	471
Asset retirement obligation	201	207
Credits	-	511
Contract termination liability	545	569
Other	69	284
Gross deferred tax assets	6,520	10,588
Deferred tax liabilities:
Property and equipment	(2,604)	(5,009)
Goodwill and intangible assets	(3,433)	(3,669)
Other	-	(21)
Gross deferred tax liabilities	(6,037)	(8,699)

Valuation allowance	(188)	(239)

Net deferred tax asset	$295	$1,650

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
December 31, 2007 and 2006

 The net deferred tax asset is classified in the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2007	2006
Current deferred tax asset	$1,664	$7,798
Long-term deferred tax liability	(1,369)	(6,148)
Net deferred tax asset	$295	$1,650

Activity in the valuation allowance for deferred tax assets is as follows (amounts in thousands):

	Year ended December 31,
	2007	2006	2005
Valuation allowance, beginning of period	$239	$6,756	$-
Increase in allowance	-	-	6,756
Decrease in allowance from acquisition	-	(2,892)	-
Release of allowance	(51)	(3,625)	-
Valuation allowance, end of period	$188	$239	6,756

Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates that they are realizable. At such time, if it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance is adjusted. A $6.8 million net deferred tax asset arose in 2005 primarily as a result of the existence of operating losses and other deductible temporary differences related to the Company’s 2005 restructuring.  At that time, a valuation allowance for the entire amount of the net deferred tax asset was established due to uncertainties surrounding its realizability.  During 2006, $2.9 million of deferred income tax liabilities arising from fair value adjustments in purchase accounting related to the acquisition of Galt were recorded as a reduction of the allowance.  Also during 2006, the Company determined it was more likely than not that a significant portion of these deferred tax assets would be realized and, accordingly, released $3.6 million of the valuation allowance.   Factors considered by management in determining that the significant portion of the deferred tax assets would be realized included, among other things, the Company’s performance for the year which included four consecutive quarters of profitability, a full fiscal year of realization of the cost savings associated with the 2005 restructuring which exceeded the expected cost savings, certain changes in federal laws and policies occurring in December 2006 related to Medicare reimbursement of brachytherapy seeds, and the continued successful diversification of the Company’s business through its surgical products segment.  The remaining allowance at December 31, 2007 and 2006 relates primarily to certain state net operating loss carryforwards for which the Company believes it is more likely than not that the benefit will not be realized.

A reconciliation of the statutory federal income tax rate and the effective tax rate follows:

	2007	2006	2005
Tax at applicable federal rates	34.0%	35.0%	(35.0)%
State tax, net of federal income tax	1.1	2.2	(2.0)
Deferred tax asset valuation allowance	(0.5)	(70.0)	18.9
Tax exempt interest	(1.0)	(0.9)	(0.3)
Deferred tax rate adjustment	0.6	-	-
Domestic production deduction	(1.5)	-	-
Non deductible stock compensation	0.9	-	-
Other	2.7	.5	0.3
	36.3%	(33.2)%	(18.1)%

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
December 31, 2007 and 2006

During 2007, the IRS completed an examination of the Company’s 2004 and 2005 federal income tax returns with no significant adjustments.  Upon settlement of the 2004 audit, during 2007 the Company received a refund of federal income tax previously paid of $1.9 million.  This refund resulted from the carryback of tax losses that were reported in the Company’s 2004 federal income tax return. The Company also received $309,000 of interest income related to this refund, which was recognized upon settlement of the IRS examination in 2007.

The Company has evaluated its tax positions for the tax years ended December 31, 2004, 2005, 2006 and 2007, the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2007. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or income tax examinations by tax authorities for years prior to 2004.   The Company concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements.

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

The Company has granted certain of its geographical rights under the licensing agreement with the University of Missouri to Nordion International, Inc., a Canadian company that is a producer, marketer and supplier of radioisotope products and related equipment. Under the Nordion agreement, the Company is entitled to licensing fees for each geographic area in which Nordion receives new drug approval. The Company will also be entitled to a percentage of revenues earned by Nordion as royalties under the agreement. Royalties from this agreement are recorded as “Licensing fees” in the accompanying consolidated statements of operations. Revenue in 2006 includes $400,000 of one-time license fees resulting from Nordion’s obtaining CE marking and European registration for TheraSphere® during the year.

Lease Commitments and Obligations

The Company leases equipment and production, warehouse, office and other space under non-cancelable leases that expire at various dates through June 2013. Approximate minimum lease payments under the leases are as follows: 2008, $565,000; 2009, $525,000; 2010, $255,000; 2011, $191,000; 2012, $196,000; and 2013, $99,000.

The Company leases certain production, warehouse and office space from an entity controlled by the former owner of CP Medical, who is currently an officer and stockholder of Theragenics. Monthly payments of approximately $17,000 are due under this lease through April 2010 and are included in the above lease commitments.

Rent expense was approximately $589,000, $471,000 and $453,000 for the years ended December 31, 2007, 2006 and 2005, respectively, including rent expense of approximately $185,000, $167,000 and $109,000 in 2007, 2006 and 2005, respectively, under the related party leases referred to above.

The contract termination liability of approximately $1,513,000 (including $26,000 classified as short term) included in the accompanying consolidated balance sheet at December 31, 2007, consists of the present value of future payments due under the Company’s Oak Ridge land lease, using a discount rate of 8.5%. This represents a liability for costs that will continue to be incurred through the remaining term of that lease agreement without economic benefit to the Company, measured at its fair value when the Company ceased using its Oak Ridge facility in August 2005, and recorded in connection with the Company’s restructuring. The land lease requires monthly payments of $12,824 through April 2029, adjusted every five years beginning in 2010 for changes in the Consumer Price Index. Future maturities of obligations under this lease are as follows: 2008, $26,269; 2009, $28,591; 2010, $31,119; 2011, $33,869; 2012, $36,860; beyond, $1,356,559.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
December 31, 2007 and 2006

Contingencies

From time to time the Company may be a party to claims that arise in the ordinary course of business, none of which, in the view of management, is expected to have a material adverse effect on the consolidated financial position or results of operations of the Company.

NOTE J - SHARE BASED COMPENSATION AND SHAREHOLDERS’ EQUITY

The Company provides share-based compensation under equity incentive plans approved by stockholders, which provide for the granting of stock options, restricted stock and other equity incentives. As of December 31, 2007 there were 1,638,729 options and restricted stock rights outstanding and 1,555,199 shares of common stock remaining available for issuance under the Company’s equity incentive plans. The Company issues new shares from its authorized but unissued share pool.

Stock Options

Stock options granted to date have had an exercise price at least equal to 100% of market value of the underlying common stock on the date granted. These options expire ten years from the date of grant and become exercisable over a three to five-year vesting period.

The following is a summary of activity in stock options outstanding during the year ended December 31, 2007 (shares in thousands):

	Shares	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate intrinsic value
Outstanding, beginning of period	2,016	$10.30
Granted	175	5.00
Exercised	(30)	4.23
Forfeited	(377)	8.99
Expired	(369)	17.17
Outstanding, end of period	1,415	$8.33	3.7	$—
Exercisable at end of period	1,225	$8.86	2.9	$—

A summary of grant date fair values and intrinsic values follows (in thousands, except per share amounts):

	Year ended December 31,

	2007	2006	2005
Weighted average grant date fair value of options granted	$2.68	N/A	$1.38
Total intrinsic value of options exercised	$45	N/A	$62
Total fair value of options vested	$75	$155	$506

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
December 31, 2007 and 2006

The fair values were estimated using the Black-Scholes options-pricing model with the following weighted average assumptions:

	2007	2006	2005
Expected dividend yield	0.0%	N/A	0.0%
Expected stock price volatility	49.9%	N/A	45.8%
Risk-free interest rate	4.8%	N/A	3.5%
Expected life of option (years)	6.0	N/A	3.1

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

The Company recognizes compensation expense for awards with graded vesting on a straight-line basis over the requisite service period for each separately vesting portion of the award. Compensation cost related to stock options totaled $228,000 and $62,000 for the year ended December 31, 2007 and 2006, respectively. As of December 31, 2007, there was approximately $255,000 of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 2.1 years.

Restricted Stock

The Company may issue restricted stock to employees, directors and others.  Restrictions limit the sale or transfer of the shares until vested.  Vesting of restricted stock is time-based over a three to four year period.  A summary of activity in non-vested restricted stock awards for the year ended December 31, 2007 follows (shares in thousands):

Non-vested Restricted Stock	Shares	Weighted average grant date fair value
Non-vested at January 1, 2007	53	$3.27
Granted	135	4.89
Vested	(26)	3.76
Forfeited	(1)	4.60
Non-vested at December 31, 2007	161	$4.32

Fair value of restricted shares granted to employees and directors is based on the fair value of the underlying common stock at the grant date.  The fair value of the restricted shares granted to non-employees is remeasured each period until they are vested based on the fair value of the underlying common stock.  Compensation cost related to the restricted shares is based on the grant date fair value of the common stock granted and is recorded over the requisite service period of three to four years.  The weighted average per share grant date fair value of restricted shares issued was $4.89, $3.21 and $3.45 in 2007, 2006 and 2005, respectively. Compensation expense related to the restricted stock totaled approximately $363,000, $115,000 and $50,000 in 2007, 2006 and 2005, respectively. As of December 31, 2007, there was approximately $361,000 of unrecognized compensation cost related to the restricted shares, which is expected to be recognized over a weighted average period of 2.7 years.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
December 31, 2007 and 2006

Stock Units

The Company issues restricted stock units and performance restricted stock units.  The following is a summary of activity for Stock Units:

Restricted Stock Units

In August 2004, the Board of Directors granted an aggregate of 48,000 Restricted Stock Units to executive officers which vested on December 31, 2005.  The weighted average grant date fair value of these awards was $3.90.   In August 2005 the Board of Directors granted 10,000 Restricted Stock Units to a newly appointed executive officer that vested on December 31, 2006. The grant date fair value of this award was $3.42.  Vesting for all Restricted Stock Units was time-based.  Compensation cost related to the Restricted Stock Units was based on the grant date fair value of the common stock granted and recorded over the requisite service period.  Compensation expense related to the Restricted Stock Units totaled approximately $24,000 and $115,000 in 2006 and 2005, respectively.

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

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
December 31, 2007 and 2006

A summary of activity in non-vested Performance Restricted Stock Units follows (shares in thousands):

Non-vested Performance Restricted Stock Units	Units	Weighted average grant date fair value
Non-vested at January 1, 2007	148	$3.43
Granted	-	-
Vested	(44)	3.67
Forfeited	-	-
Non-vested at December 31, 2007	104	$3.50

The minimum, target and maximum shares issuable under the Performance Restricted Stock Units outstanding at December 31, 2007 are as follows (shares in thousands):

Shares
Minimum award	31

Target award	104

Maximum award	208

The weighted average per share grant date fair value of Performance Restricted Stock Units granted was $3.33 and $3.66 in 2006 and 2005, respectively.  No Performance Restricted Stock Units were granted in 2007.  Compensation cost related to Performance Restricted Stock Units totaled $126,000, $150,000 and $50,000 in 2007, 2006 and 2005, respectively.  As of December 31, 2007 there was approximately $96,000 of unrecognized compensation cost related to Performance Restricted Stock Units issued to employees, which is expected to be recognized in 2008.

Employee Stock Purchase Plan

The Theragenics Corporation Employee Stock Purchase Plan (the “ESPP”) allows eligible employees the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each quarterly offering period. Compensation cost related to the ESPP totaled approximately $6,000 and $11,000 in 2007 and 2006, respectively. As of December 31, 2007, 2006 and 2005, there were 39,000, 49,000 and 79,000 shares of common stock reserved and un-issued for the ESPP, respectively, and 161,000, 151,000 and 121,000 shares had been issued under the plan, respectively.

Pro Forma results

The following represents the effect on net loss and loss per share if the Company had applied the fair market value recognition provisions of SFAS 123R for the year ended December 31, 2005 (in thousands, except per share data):

Net loss	As reported	$(29,006)
	Pro forma	(29,112)

Basic net loss per common share	As reported	$(0.93)
	Pro forma	(0.93)

Diluted net loss per common share	As reported	$(0.93)
	Pro forma	(0.93)

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
December 31, 2007 and 2006

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

NOTE K – 401(K) SAVINGS PLANS

The Company and its subsidiaries sponsor 401(k) defined contribution retirement savings plans for employees. Matching contributions are made in Company stock or in cash, depending on the plan. Matching contributions are charged to operating expenses and totaled approximately $313,000, $114,000 and $91,000 in 2007, 2006 and 2005, respectively.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
December 31, 2007 and 2006

NOTE L - EARNINGS/(LOSS) PER SHARE

Earnings (loss) per common share was computed as follows (in thousands, except per share data):

	Year ended December 31,

	2007	2006	2005

Net earnings (loss)	$5,635	$6,865	$(29,006)

Weighted average common shares outstanding	33,103	32,452	31,273
Incremental common shares issuable from stock options and awards	196	88	-

Weighted average common shares outstanding assuming dilution	33,299	32,540	31,273

Basic earnings (loss) per share	$0.17	$0.21	$(0.93)

Diluted earnings (loss) per share	$0.17	$0.21	$(0.93)

Diluted earnings (loss) per share does not include the effect of certain stock options and awards as their impact would be anti-dilutive. Approximately 1,236,000, 2,016,000 and 2,433,000 stock options and awards for the years ended December 31, 2007, 2006 and 2005, respectively, were not included in the computation of diluted earnings (loss) per share for those years because their effect would be anti-dilutive.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
December 31, 2007 and 2006

NOTE M - SEGMENT REPORTING

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

	Year ended December 31,
	2007	2006	2005
Revenue
Brachytherapy seed	$33,520	$34,880	$36,372
Surgical products	28,896	19,372	7,921
Intersegment eliminations	(206)	(156)	(23)
	$62,210	$54,096	$44,270

Earnings (loss) from operations
Brachytherapy seed	$3,403	$2,122	$(38,111)
Surgical products	3,977	1,955	1,430
Intersegment eliminations	(35)	(28)	-
	$7,345	$4,049	$(36,681)

Write-down of asset held for sale
Brachytherapy seed	$500	$-	$-
Surgical products	-	-	-
	$500	$-	$-

Restructuring expenses
Brachytherapy seed	$-	$369	$33,390
Surgical products	-	-	-
	$-	$369	$33,390

Capital expenditures,
excluding acquisition of businesses
Brachytherapy seed	$345	$131	$335
Surgical products	1,105	602	198
	$1,450	$733	$533

Depreciation and amortization
Brachytherapy seed	$3,701	$3,994	$6,281
Surgical products	2,445	2,035	537
	$6,146	$6,029	$6,818

The Company evaluates business segment performance based on segment revenue and segment earnings from operations.  Earnings from operations by segment do not include interest expense, interest income, other income and expense, or provisions for income taxes.  Intersegment eliminations are primarily for surgical products segment sales transactions.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
December 31, 2007 and 2006

Segment information related to significant assets follows (in thousands):

	December 31,
	2007	2006
Identifiable assets
Brachytherapy seed	$83,934	$79,136
Surgical products	74,906	69,860
Corporate investment in subsidiaries	61,667	61,667
Intersegment eliminations	(71,686)	(64,419)
	$148,821	$146,244

Goodwill
Brachytherapy seed	$2,578	$2,578
Surgical products	36,080	36,246
	$38,658	$38,824

Other intangible assets
Brachytherapy seed	$1	$6
Surgical products	11,880	13,756
	$11,881	$13,762

Asset held for sale
Brachytherapy seed	$2,900	$3,400
Surgical products	-	-
	$2,900	$3,400

Information regarding revenue by geographic regions follows (in thousands):

	Year ended December 31,
	2007	2006	2005
United States	$57,643	$50,534	$42,559
Europe	2,978	1,921	764
Other foreign countries	665	621	370
License fees (Canada)	924	1,020	577
	$62,210	$54,096	$44,270

Foreign sales are attributed to countries based on location of the customer. License fees are recognized from the TheraSphere® licensing agreement with Nordion, a Canada-based company.    All other foreign sales are related to the surgical products segment.  All of the Company’s long-lived assets are located within the United States.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
December 31, 2007 and 2006

NOTE N - DISTRIBUTION AGREEMENT AND MAJOR CUSTOMERS

Distribution Agreement

The Company’s brachytherapy business sells its TheraSeed® device directly to health care providers and to third party distributors. The Company’s primary non-exclusive distribution agreement is with C. R. Bard (“Bard”) (the “Bard Agreement”). The terms of the Bard Agreement provide for automatic one-year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current terms expires December 31, 2009, and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2008. The Bard Agreement gives Bard the non-exclusive right to distribute the TheraSeed® device in the U.S., Canada, and other international locations for the treatment of prostate cancer and other solid localized cancerous tumors. A distribution agreement with Medi-Physics, Inc. (formerly d/b/a Nycomed Amersham and part of Oncura) terminated on September 8, 2005.

Major Customers

Sales to Bard represented approximately 53% and 60% of brachytherapy product revenue in 2007 and 2006, respectively, and 28% and 38% of consolidated product revenue in 2007 and 2006, respectively.  Combined sales to Bard and Oncura represented approximately 71% of brachytherapy product revenue in 2005 and 57% of consolidated revenue in 2005.

Accounts receivable from Bard represented approximately 40% and 53% of brachytherapy accounts receivable and 24% and 31% of consolidated accounts receivable at December 31, 2007 and December 31, 2006, respectively.

One customer represented approximately 10% and 14% of surgical products revenue for 2006 and 2005, respectively, and 4% and 2% of consolidated product revenue in 2006 and 2005, respectively.  This customer also totaled 23% and 11% of surgical products accounts receivable at December 31, 2007 and 2006, respectively, and 10% and 4% of consolidated accounts receivable at December 21, 2007 and 2006, respectively. No single customer equaled or exceeded 10% of surgical products sales for the year ended December 31, 2007.

NOTE O - RELATED PARTY TRANSACTIONS

CP Medical leases production, warehouse and office space from an entity owned by the President of CP Medical. See Note I.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
December 31, 2007 and 2006

NOTE P - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following summarizes certain quarterly results of operations (in thousands, except per share data):

Year ended December 31, 2007:	Quarter ended
	April 1	July 1	September 30	December 31

Net revenue	$15,451	$15,575	$16,001	$15,183
Gross profit	7,342	7,711	7,794	7,369
Write down of asset held for sale	-	-	-	(500)
Net earnings	1,168	1,544	1,763	1,160
Net earnings per common share
Basic	$0.04	$0.05	$0.05	$0.04
Diluted	$0.04	$0.05	$0.05	$0.03

Year ended December 31, 2006:	Quarter ended
	April 2	July 2	October 1	December 31
Net revenue	$12,394	$12,590	$14,320	$14,792
Gross profit	6,339	6,110	7,057	6,838
Restructuring expenses	306	63	-	-
Net earnings	775	433	1,657	4,000
Net earnings per common share
Basic	$0.02	$0.01	$0.05	$0.12
Diluted	$0.02	$0.01	$0.05	$0.12

Report of Independent Registered Public Accountants on Schedule

To the Board of Directors and
Shareholders of Theragenics Corporation

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the 2007 consolidated financial statements of Theragenics Corporation and subsidiaries referred to in our report dated March 12, 2008, which is included in the annual report to security holders and included in Part II of this form. Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. The 2007 information in Schedule II has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, the 2007 information is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ DIXON HUGHES PLLC

Atlanta, Georgia
March 12, 2008

S-1

Report of Independent Registered Public Accountants on Schedule

To the Board of Directors and
Shareholders of Theragenics Corporation

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Theragenics Corporation and Subsidiaries referred to in our report dated March 7, 2007, which is included in the annual report to security holders and incorporated by reference in Part II of this form.  Our report on the consolidated financial statements includes an explanatory paragraph, which discusses the adoption of Statement of Financial Accounting Standard No. 123R, Share Based-Payment, effective January 1, 2006, as discussed in Note B to the Consolidated Financial Statements.  Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements.  The 2006 and 2005 information contained in Schedule II has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, the 2006 and 2005 information is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
March 7, 2007

S-2

Theragenics Corporation and Subsidiary

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For each of the three years in the period ended December 31, 2007
(Amounts in thousands)

Column A - Description	Column B	Column C - Additions			Column D		Column E
	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts		Deductions		Balance at end of period

Year ended December 31, 2007					202	(a)
Allowance for doubtful accounts receivable	$617	$-	$-		$43	(b)	$372

Year ended December 31, 2006
Allowance for doubtful accounts receivable	$517	$338	$32	(d)	$270	(b)	$617

Year ended December 31, 2005
Allowance for doubtful accounts receivable	$177	$278	$76	(c)	$14	(b)	$517

(a)  - reduction in allowance amounts
(b)  - write-off of uncollectible amounts
(c)  - acquisition of CP Medical
(d)  - acquisition of Galt

S-3