Form 10-Q
period 2008-03-30
THERAGENICS CORP
filed 2008-05-07
CIK 795551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.  See definitions of “large accelerated file,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐   NO ☒

As of May 5, 2008 the number of shares of $0.01 par value common stock outstanding was 33,405,018.

THERAGENICS CORPORATION

PART I. FINANCIAL INFORMATION Item 1. Financial Statements THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

ASSETS
	March 30, 2008 (Unaudited)	December 31, 2007

CURRENT ASSETS
Cash and cash equivalents	$35,219	$28,666
Marketable securities	15,132	20,123
Trade accounts receivable, less allowance of $298 in 2008 and $372 in 2007	7,955	7,882
Inventories	8,309	7,644
Deferred income tax asset	1,664	1,664
Prepaid expenses and other current assets	1,396	1,338
TOTAL CURRENT ASSETS	69,675	67,317

PROPERTY AND EQUIPMENT
Buildings and improvements	22,623	22,579
Machinery and equipment	37,881	37,349
Office furniture and equipment	1,014	988
	61,518	60,916
Less accumulated depreciation	(34,988)	(34,327)
	26,530	26,589
Land and improvements	822	822
Construction in progress	422	561
PROPERTY AND EQUIPMENT, NET	27,774	27,972

Goodwill	38,658	38,658
Other intangible assets	11,412	11,881
Asset held for sale	2,900	2,900
Other assets	93	93
	53,063	53,532

TOTAL ASSETS	$150,512	$148,821

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – Continued
(Amounts in thousands, except per share data)

LIABILITIES & SHAREHOLDERS’ EQUITY
	March 30, 2008 (Unaudited)	December 31, 2007
CURRENT LIABILITIES
Trade accounts payable	$1,802	$1,530
Accrued salaries, wages and payroll taxes	1,134	1,868
Income tax payable	914	867
Other current liabilities	985	724
TOTAL CURRENT LIABILITIES	4,835	4,989

LONG-TERM LIABILITIES
Long-term debt	7,500	7,500
Deferred income taxes	1,342	1,369
Contract termination liability	1,480	1,487
Decommissioning retirement liability	613	602
Other long-term liabilities	284	255
TOTAL LONG-TERM LIABILITIES	11,219	11,213
COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, authorized 100,000 shares of $0.01 par value, issued and outstanding,
33,402 in 2008 and 33,274 in 2007	334	333
Additional paid-in capital	73,141	72,918
Retained earnings	61,060	59,424
Accumulated other comprehensive loss	(77)	(56)
TOTAL SHAREHOLDERS' EQUITY	134,458	132,619

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$150,512	$148,821

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(Amounts in thousands, except per share data)
	Quarter Ended
	March 30,	April 1,
	2008	2007
REVENUE
Product sales	$14,960	$15,227
License fees	275	224
	15,235	15,451
COST OF SALES	7,578	8,109
GROSS PROFIT	7,657	7,342

OPERATING EXPENSES
Selling, general & administrative	4,803	4,856
Amortization of purchased intangibles	469	469
Research & development	133	291
Loss on sale of equipment	2	-
	5,407	5,616
EARNINGS FROM OPERATIONS	2,250	1,726

OTHER INCOME/(EXPENSE)
Interest income	459	389
Interest expense	(146)	(183)
Other	4	1
	317	207
EARNINGS BEFORE INCOME TAXES	2,567	1,933
Income tax expense	931	765

NET EARNINGS	$1,636	$1,168

EARNINGS PER SHARE:
Basic	$0.05	$0.04
Diluted	$0.05	$0.04
WEIGHTED AVERAGE SHARES
Basic	33,162	33,074
Diluted	33,286	33,170

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Quarter Ended
	March 30, 2008	April 1, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$1,636	$1,168
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,180	1,567
Deferred income taxes	(17)	693
Provision for allowances	(42)	(144)
Share based compensation	218	193
Contract termination liability	(7)	(6)
Decommissioning retirement liability	11	10
Loss on sale of equipment	2	-
Changes in assets and liabilities:
Accounts receivable	(54)	(749)
Inventories	(642)	863
Prepaid expenses and other current assets	(58)	(17)
Trade accounts payable	272	(413)
Accrued salaries, wages and payroll taxes	(734)	(401)
Income tax payable	47	-
Other current liabilities	261	38
Other	29	36
Net cash provided by operating activities	2,102	2,838

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of property and equipment	(510)	(342)
Purchases of marketable securities	(8,000)	(6,100)
Maturities of marketable securities	2,788	3,924
Proceeds from sales of marketable securities	10,167	-
Net cash provided by (used in) investing activities	4,445	(2,518)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of stock options and stock purchase plan	6	63

NET INCREASE IN CASH AND CASH EQUIVALENTS	$6,553	$383

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	28,666	18,258

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,219	$18,641

SUPPLEMENTARY CASH FLOW DISCLOSURE:
Interest paid	$156	$183
Income taxes paid	$904	$-

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE QUARTER ENDED MARCH 30, 2008
(UNAUDITED)

(Amounts in thousands)

	Common Stock				Accumulated
	Number of	Par Value	Additional Paid-in	Retained	Other Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

BALANCE, December 31, 2007	33,274	$333	$72,918	$59,424	$(56)	$132,619

Employee stock purchase plan	2	-	6	-	-	6

Issuance of restricted units and restricted shares	126	1	(1)	-	-	-

Share based compensation	-	-	218	-	-	218

Other comprehensive loss	-	-	-	-	(21)	(21)

Net earnings for the period	-	-	-	1,636	-	1,636

BALANCE, March 30, 2008	33,402	$334	$73,141	$61,060	$(77)	$134,458

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 30, 2008
(Unaudited)

NOTE A - BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The unaudited interim condensed consolidated financial statements included herein reflect the consolidated operations of Theragenics Corporation and its wholly-owned subsidiaries (collectively, “Theragenics” or the “Company”). All material intercompany accounts and transactions have been eliminated in consolidation. These statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the consolidated financial position, consolidated results of operations, consolidated cash flows and changes in shareholders’ equity for the periods presented. All such adjustments are of a normal recurring nature. Pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2007, included in the Form 10-K Annual Report filed by the Company. The December 31, 2007 condensed consolidated balance sheet included herein has been derived from the December 31, 2007 audited consolidated balance sheet included in the aforementioned Form 10-K.  The consolidated results of operations for the quarter ended March 30, 2008 are not necessarily indicative of the results to be expected for a full year.

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

NOTE B – RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective for the Company on January 1, 2008. However, in February 2008 the FASB released FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date  of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.  Accordingly, the Company has adopted the provisions of SFAS 157 only with respect to its financial assets and liabilities as of January 1, 2008. The adoption of SFAS 157 for the Company’s financial assets and liabilities did not have a material impact on its consolidated financial statements.  The Company is currently assessing the potential effect on its consolidated financial statements of the adoption of SFAS 157 for its non-financial assets and liabilities, which the Company will adopt on January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 11 (“SFAS 159”).  SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS No. 159, which the Company adopted on January 1, 2008, did not have a material impact on its consolidated financial statements. As permitted under SFAS 159, the Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 30, 2008
(Unaudited)

In December 2007, the FASB issued SFAS 141R, Business Combinations, which the Company will adopt on January 1, 2009. This standard will significantly change the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. Among the more significant changes in the accounting for acquisitions are the following:

•	Transaction costs will generally be expensed. Certain such costs are presently treated as costs of the acquisition.

•
In-process research and development (IPR&D) will be accounted for as an asset, with the cost recognized as the research and development is realized or abandoned. IPR&D is presently expensed at the time of the acquisition.

•
Contingencies, including contingent consideration, will generally be recorded at fair value with subsequent adjustments recognized in operations. Contingent consideration is presently accounted for as an adjustment of purchase price.

•
Decreases in valuation allowances on acquired deferred tax assets will be recognized in operations. Such changes previously were considered to be subsequent changes in the allocation of the purchase price and were recorded as decreases in goodwill.

Generally, the effects of SFAS 141R on the Company’s consolidated financial statements will depend on its future acquisitions.

NOTE C- COMPREHENSIVE INCOME

The following table summarizes comprehensive income for the applicable period (in thousands):

	Quarter Ended
	March 30, 2008	April 1, 2007
Comprehensive income:
Net earnings	$1,636	$1,168
Other comprehensive income (loss), net of taxes:
Reclassification adjustment for realized gain included in net earnings	(4)	-
Unrealized gain (loss) on securities available for sale	(17)	9
Total other comprehensive income (loss)	(21)	9
Total comprehensive income	$1,615	$1,177

NOTE D - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Market is replacement cost or net realizable value. The Company estimates reserves for inventory obsolescence based on management’s judgment of future realization. Inventories were comprised of the following (in thousands):

	March 30, 2008	December 31, 2007
Raw materials	$3,731	$3,702
Work in process	1,907	1,463
Finished goods	2,430	2,211
Spare parts and supplies	863	913
	8,931	8,289
Allowance for obsolete inventory	(622)	(645)
Total	$8,309	$7,644

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 30, 2008
(Unaudited)

NOTE E – PROPERTY, EQUIPMENT, AND DEPRECIATION

In December 2007 the Company changed the estimated service lives of certain depreciable assets, mainly the cyclotron equipment used in its brachytherapy segment. The estimated service life of the cyclotron equipment was increased from 10 years to 15 years, and was based on, among other things, an assessment of the equipment’s operating and maintenance history and expected future performance. The Company accounted for this change as a change in estimate in accordance with Statement of Financial Accounting (“SFAS”) No. 154, Accounting Changes and Error Corrections. Accordingly, this change was accounted for in the period of the change and will be accounted for in future periods. This change reduced depreciation expense by $438,000 from what would have been reported otherwise in the first quarter of 2008.  This change is expected to reduce depreciation expense by approximately $1.4 million for the year ended December 31, 2008.

NOTE F - SHARE-BASED COMPENSATION

During the quarter ended March 30, 2008, the Company granted to its executive officers 204,000 stock options and 99,000 shares of restricted stock, each which vest over four years, under the 2008 Long Term Incentive Plan.  The exercise price of the stock options is $3.79 per share, which is equal to the fair value of the underlying common stock on the date of grant.  The grant date fair value of the stock options was $1.95 per share and was estimated using the Black-Scholes options-pricing model using the following assumptions:

Expected dividend yield	0.0%

Expected volatility	50.5%

Risk-free interest rate	3.2%

Expected life	6 years

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

The weighted average grant date fair value of the restricted shares issued was $3.79 per share, and was based on the fair value of the underlying common stock at the grant date.

Compensation cost for the stock options and restricted stock is being recorded over the requisite service period of the grants.  As of March 30, 2008, there was approximately $372,000 and $351,000 of unrecognized compensation cost related to the stock options and restricted stock, respectively, granted in the first quarter of 2008, which is expected to be recognized over a weighted average period of 2.5 years and 2.3 years, respectively.

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

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 30, 2008
(Unaudited)

Major Customers

Sales to Bard under the Bard Agreement represented approximately 52% of total brachytherapy seed product revenue, and approximately 26% of consolidated revenue, for the quarter ended March 30, 2008. For the quarter ended April 1, 2007, sales to Bard under the Bard Agreement represented approximately 54% of brachytherapy seed product revenue and 29% of consolidated revenue.

Accounts receivable from Bard under the Bard Agreement represented approximately 41% of brachytherapy accounts receivable and 24% of consolidated accounts receivable at March 30, 2008. At December 31, 2007, accounts receivable from Bard under the Bard Agreement represented approximately 40% of brachytherapy accounts receivable and 24% of consolidated accounts receivable.

No single customer equaled or exceeded 10% of surgical products sales for the quarter ended March 30, 2008.  For the quarter ended April 1, 2007, one customer represented approximately 12% of surgical product revenue.  No single customer exceeded 10% of surgical products accounts receivable at March 30, 2008.  One customer represented approximately 23% of surgical products accounts receivable and 10% of consolidated accounts receivable at December 31, 2007.

NOTE H – FAIR VALUE

Effective January 1, 2008, the Company adopted SFAS No. 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

• Level 1 — Quoted prices in active markets for identical assets or liabilities.
• Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
• Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The Company's adoption of SFAS No. 157 for its financial assets and liabilities did not have a material impact on its consolidated financial statements. The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. FSP FAS 157-2 delayed the effective date for all nonfinancial assets and liabilities until January 1, 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at March 30, 2008 were as follows (in thousands):

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Marketable securities	$5,132	$10,000	$-	$15,132

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 30, 2008
(Unaudited)

Through December 31, 2007, the Company valued all of its marketable securities at fair value based on quoted market prices.  At March 30, 2008 marketable securities were valued at fair value based on quoted market prices, with the exception of its municipal auction rate securities.  The Company’s estimated fair value of its municipal auction rate securities is $10.0 million based on significant other observable inputs.  Recent auctions of these securities have failed resulting in a lack of liquidity but do not represent a default in the underlying instrument.  Other observable inputs included among other things, the most recent trading values and quoted market prices for these securities in the most recent successful auction, the values at which auction rate securities similar to those held by the Company have been refinanced and liquidated, the creditworthiness of the counterparty and their plans to refinance if auctions continue to fail, the collateralization underlying the security investments, and the estimates of fair value provided by the Company’s brokers that hold these securities.  Auction rate securities similar to the ones held by the Company have been refinanced and called during the first quarter of 2008 allowing the security holders to fully recover their investment. Accordingly, the Company intends to hold these securities until they can be sold in a market that facilitates orderly transactions or until they are called.  The Company does not expect to experience any liquidity problems or alter any business plans if these investments in municipal auction rate securities are maintained indefinitely. However, due to the current uncertainties related to auction rate securities markets, and the U.S. and global credit markets generally, the Company is exposed to the risk of changes in fair value of these securities in future periods, which may cause the Company to take impairment charges that are not currently anticipated.

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

	Quarter Ended
	March 30, 2008	April 1, 2007

Revenues
Brachytherapy seed	$7,966	$8,649
Surgical products	7,320	6,839
Intersegment eliminations	(51)	(37)
	$15,235	$15,451

Earnings from operations
Brachytherapy seed	$942	$1,150
Surgical products	1,296	578
Intersegment eliminations	12	(2)
	$2,250	$1,726

Capital expenditures
Brachytherapy seed	$80	$123
Surgical products	430	219
	$510	$342

Depreciation and amortization
Brachytherapy seed	$546	$969
Surgical products	634	598
	$1,180	$1,567

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 30, 2008
(Unaudited)

The Company evaluates business segment performance based on segment revenue and segment earnings from operations. Earnings from operations by segment do not include interest expense, interest income, other income and expense, or provisions for income taxes.  Intersegment eliminations are primarily for surgical products segment sales transactions.

Supplemental information related to significant assets follows (in thousands):

	March 30,	December 31,
	2008	2007

Identifiable assets
Brachytherapy seed	$82,313	$83,934
Surgical products	75,571	74,906
Corporate investment in subsidiaries	61,667	61,667
Intersegment eliminations	(69,039)	(71,686)
	$150,512	$148,821
Goodwill
Brachytherapy seed	$2,578	$2,578
Surgical products	36,080	36,080
	$38,658	$38,658
Other intangible assets
Brachytherapy seed	$1	$1
Surgical products	11,411	11,880
	$11,412	$11,881

Information regarding revenue by geographic regions follows (in thousands):

	Quarter Ended
	March 30, 2008	April 1, 2007
United States	$13,788	$14,411
Europe	1,014	621
Other foreign countries	158	195
License fees (Canada)	275	224
	$15,235	$15,451

Foreign sales are attributed to countries based on the location of the customer. License fees are recognized from the TheraSphere® licensing agreement with Nordion, a Canadian based company.  All other foreign sales are related to the surgical products segment.  All of the Company’s long-lived assets are located within the United States.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 30, 2008
(Unaudited)

NOTE J – EARNINGS PER SHARE

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

	Quarter ended
	March 30, 2008	April 1, 2007
Net earnings	$1,636	$1,168

Weighted average common shares outstanding	33,162	33,074

Incremental common shares issuable under stock options and awards	124	96

Weighted average common shares outstanding assuming dilution	33,286	33,170

Earnings per share

Basic	$0.05	$0.04

Diluted	$0.05	$0.04

For the quarters ended March 30, 2008 and April 1, 2007, common stock equivalents from 1,619,000 and 1,969,333 stock options, respectively, were not included in the diluted earnings per share calculation because their effect is antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Theragenics Corporation is a medical device company serving the cancer treatment and surgical markets, operating in two business segments.    The terms "Company," "we," "us" or "our" mean Theragenics Corporation and all entities included in our consolidated financial statements.

Our surgical products business consists of wound closure and vascular access products.  Wound closure includes sutures, needles and other surgical products with applications in, among other areas, urology, veterinary, cardiology, orthopedics, plastic surgery and dental. Vascular access includes introducers and guidewires used in the interventional radiology, interventional cardiology and vascular surgery markets.

In our brachytherapy seed business, we produce, market and sell TheraSeed®, our premier palladium-103 prostate cancer treatment device; I-Seed, our iodine-125 based prostate cancer treatment device; and other related products and services. We are the world’s largest producer of palladium-103, the radioactive isotope that supplies the therapeutic radiation for our TheraSeed® device. Physicians, hospitals and other healthcare providers, primarily located in the United States, utilize the TheraSeed® device. The majority of TheraSeed® sales are channeled through third-party distributors. We also sell our TheraSeed® and I-Seed devices directly to physicians.

We have substantially diversified our operations and revenues in recent years. Prior to 2003, our sole product was the palladium-103 TheraSeed® prostate cancer treatment device. In 2003, we began to market an iodine-125 based I-Seed prostate cancer treatment product. In May 2005, we expanded into the surgical products business with the acquisition of CP Medical Corporation (“CP Medical”), followed by the acquisition of Galt Medical Corp. (“Galt”) in August 2006. CP Medical and Galt comprise our surgical products business, which accounted for 48% of consolidated revenue in the first quarter of 2008.  Prior to May 2005, the brachytherapy seed business constituted 100% of our revenue.

Results of Operations

Revenue

Following is a summary of revenue by segment (in thousands):

	Quarter Ended
	March 30,	April 1,	Change
	2008	2007	(%)

Brachytherapy seed

Product sales	$7,691	$8,425	(8.7%)

License fees	275	224	22.8%

Total brachytherapy seed	$7,966	$8,649	(7.9%)

Surgical products	7,320	6,839	7.0%

Intersegment eliminations	(51)	(37)	37.8%

Consolidated	$15,235	$15,451	(1.4%)

Revenue in our surgical products business increased 7%.  This growth was driven by increases in revenue from new products in the vascular access area and the addition of new customers.  This was partially offset by reductions in sales to certain larger original equipment manufacturers (“OEM”) and third party distributors.  A significant portion of our wound closure and vascular access products are sold to OEM customers and a network of distributors.  Ordering patterns of these customers vary and are difficult to predict.  Accordingly, our surgical products revenue is subject to fluctuation, especially on a quarter to quarter basis.

Brachytherapy revenue decreased 8% compared to 2007.  This included a 12% decline in sales to our main distributor, and a 5% decrease in direct sales.  We believe the industry as a whole experienced softness in the first quarter of 2008.  We also believe this softness may be attributable to a number of factors, including uncertainties surrounding reimbursement, the economic outlook in general, competing treatments (especially those with favorable reimbursement levels) and patients not getting checkups.   The average selling price of the TheraSeed® device sold directly to hospitals and physicians during the first quarter of 2008 was comparable to the 2007 period.

We have two non-exclusive distribution agreements in place for the distribution of the TheraSeed® device.  The primary distribution agreement is with C. R. Bard (“Bard”), which is effective through December 31, 2009 (the “Bard Agreement”). Sales to Bard under the Bard Agreement represented approximately 52% and 54% of brachytherapy product revenue in the first quarter of 2008 and 2007, respectively, and 26% and 29% of consolidated revenue in the first quarter of 2008 and 2007, respectively.  The terms of the Bard Agreement provide for automatic one-year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires on December 31, 2009 and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2008.  We also have a non-exclusive distribution agreement in place with a second distributor, though revenue generated from the second distributor was not material.

In addition to the impact of continued disappointing performance by our largest distributor, we believe that the brachytherapy industry continues to be affected by competition from alternative therapies, declining prices for iodine-125 and palladium-103 seeds, competitors’ selling tactics and the effects of consolidation in the industry.  Medicare reimbursement policies have affected and, we believe, will continue to affect the brachytherapy market.  During 2007 Medicare continued to reimburse for brachytherapy seeds under the “charges adjusted to costs” methodology, which is based on the actual invoiced cost of the seeds and which we sometimes refer  to as a “pass-through” methodology. In December 2007, Congress enacted the Medicare, Medicaid and SCHIP Extension Act of 2007, which extended the existing cost-based reimbursement methodology through June 30, 2008.  Under current law, fixed reimbursement rates for seeds are scheduled to be implemented under Medicare in July 2008, (see “Medicare Developments” below).  This and other factors can be expected to lead to continued pricing pressure from hospitals and other health care providers.  Any of these factors could have an adverse effect on brachytherapy revenue.

Operating Income and costs and expenses

Following is a summary of operating income by segment (in thousands):

	Quarter Ended		Increase (decrease)
	March 30,	April 1,
	2008	2007	$	%
Operating income

Brachytherapy seed	$942	$1,150	$(208)	(18.1%)

Surgical Products	1,296	578	718	124.2%

Intersegment eliminations	12	(2)	14	700.0%

Consolidated	$2,250	$1,726	$524	30.4%

Operating income in our surgical products segment was $1.3 million in the first quarter of 2008, more than double the 2007 period.  This improvement was a result of revenue growth and improvements in gross margins on product sales. Our gross margins on products sales increased from 41% in 2007 to 47% in 2008.  This increase was a result of product mix and gaining some scale from growth.  The gross margins in our surgical products business are subject to fluctuation from product and sales channel mix.  In addition, operating income in the first quarter of 2008 improved as 2007 included certain severance costs that were not incurred in 2008.  This contributed to a reduction of SG&A expenses as a percent of sales in our surgical products segment to 21% in the first quarter of 2008 from 23% in the comparable 2007 period.  We expect to continue to invest in infrastructure and R&D during 2008, as investments are made to support anticipated future growth and in product development to address growth opportunities in our surgical products business.  Looking forward, our quarterly results are expected to be affected by the timing of these investments.

Operating income in our brachytherapy business decreased 18% from the first quarter of 2007.  In the fourth quarter of 2007 we changed the estimated useful life of our cyclotrons from 10 years to 15 years.  This change reduced depreciation expense in our brachytherapy segment by $438,000 from what would have been reported otherwise in the first quarter of 2008 over the comparable 2007 period.  Excluding this reduction in depreciation expense, total operating costs in our brachytherapy business were flat in the first quarter of 2008 compared to 2007.  Manufacturing related expenses in our brachytherapy business tend to be fixed in nature.  Accordingly, even modest declines in revenue have a negative impact on operating income.  Gross margins and operating income in our brachytherapy seed business are expected to continue to be highly dependent on sales levels, due to this high fixed cost component.

Other income/expense

Interest income increased to $459,000 in the first quarter of 2008 from $389,000 in 2007, due to an increase in invested funds from cash generated by operations. This increase in invested funds was partially offset by lower yields on our investments.  Our investments consist primarily of short-term cash investments and high-credit quality corporate and municipal obligations, in accordance with our investment policies. Funds available for investment have and will continue to be utilized for our current and future expansion programs and strategic opportunities for growth and diversification. As funds continue to be used for these programs and activities, and as interest rates continue to change, we expect interest income to fluctuate accordingly.  In addition, during the first quarter of 2008 we began to move a significant portion of our invested funds to cash and investments with lower yields, in an effort to reduce investment related risks.

Interest expense decreased from $183,000 in the first quarter of 2007 to $146,000 in 2008.  This decline was a result of lower interest rates on the $7.5 million in outstanding borrowings under our $40.0 million credit facility.  Interest on outstanding borrowings is payable at LIBOR plus 1%, which had an effective rate of 4.1% at March 30, 2008.  The effective rate at the end of the first quarter in 2007 was 6.3%.  We expect to maintain borrowings under our credit facility to provide flexibility for future strategic initiatives and diversification.  Accordingly, interest expense will be impacted by increases or decreases in the effective interest rate on the borrowings.  Interest expense may also increase in future periods as a result of any future borrowings to support expansion programs and strategic opportunities for growth and diversification.

Income tax expense

Our effective income tax rate for the first quarter of 2008 and 2007 was approximately 36% and 40%, respectively, which includes federal and state income taxes.   Our effective income tax rate was lower in the first quarter of 2008 compared to 2007 due to a higher proportion of tax exempt interest income.

Critical Accounting Policies and Estimates

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The SEC defines “critical accounting policies” as those that require application of our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are more fully described in the notes to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2007. Certain accounting policies, as more fully described under “Critical Accounting Policies and Estimates” included in our Form 10-K for the year ended December 31, 2007, are those which we believe are most critical in fully understanding and evaluating our reported financial results, and are areas in which our judgment in selecting an available alternative might produce a materially different result.

In addition to those critical accounting policies and estimates listed in our Form 10-K for the year ended December 31, 2007, the following critical accounting policies and estimates should also be considered.

Marketable securities.  We review our investments in marketable securities for impairment based on both quantitative and qualitative criteria that include the extent to which cost exceeds market value, the duration of any market decline, our intent and ability to hold to maturity or expected recovery, and the creditworthiness of the issuer.  We perform research and analysis, and monitor market conditions to identify potential impairments.  Currently, we have not recognized any impairment charges related to our current investments in marketable securities.  However, due to the uncertainties related to the U.S. and global investment and credit markets, including markets related to auction rate securities, we are exposed to the risk of changes in fair value of our marketable securities in future periods, which may cause us to take impairment charges that we do not currently anticipate. You can find more information related to the valuation of our marketable securities in footnote H in the accompanying condensed financial statements, “Liquidity and Capital Resources” in Management’s Discussion and Analysis, and “Item 3,  Quantitative and Qualitative Disclosures About Market Risk”, all of which are included in this report.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 was effective for our Company on January 1, 2008.  However, in February 2008 the FASB released FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date  of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.  Accordingly, we have adopted the provisions of SFAS 157 only with respect to our financial assets and liabilities as of January 1, 2008. The adoption of SFAS 157 for our financial assets and liabilities did not have a material impact on our consolidated financial statements.  We are currently assessing the potential effect on our consolidated financial statements of the adoption of SFAS 157 for our non-financial assets and liabilities, which we will adopt on January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 11 (“SFAS 159”).  SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS No. 159, which we adopted on January 1, 2008, did not have a material impact on our consolidated financial statements. As permitted under SFAS 159, we have currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States.

In December 2007, the FASB issued SFAS 141R, Business Combinations, which we will adopt on January 1, 2009. This standard will significantly change the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. Among the more significant changes in the accounting for acquisitions are the following:

•	Transaction costs will generally be expensed. Certain such costs are presently treated as costs of the acquisition.

•
In-process research and development (IPR&D) will be accounted for as an asset, with the cost recognized as the research and development is realized or abandoned. IPR&D is presently expensed at the time of the acquisition.

•
Contingencies, including contingent consideration, will generally be recorded at fair value with subsequent adjustments recognized in operations. Contingent consideration is presently accounted for as an adjustment of purchase price.

•
Decreases in valuation allowances on acquired deferred tax assets will be recognized in operations. Such changes previously were considered to be subsequent changes in the allocation of the purchase price and were recorded as decreases in goodwill.

Generally, the effects of SFAS 141R will depend on our future acquisitions.

Liquidity and Capital Resources

We had cash, cash equivalent and marketable securities of $50.4 million at March 30, 2008, compared to $48.8 million at December 31, 2007. Marketable securities consist primarily of high-credit quality corporate and municipal obligations in accordance with our investment policies. The aggregate increase in cash, cash equivalents and marketable securities was primarily the result of cash generated from operations.

At March 30, 2008, our marketable securities included municipal auction rate securities with an estimated fair value of $10 million. Recent auctions of these securities have failed resulting in a lack of liquidity but do not represent a default in the underlying instrument.  We believe the failure of these auctions is symptomatic of the current state of the markets for all types of auction rate securities, and of the U.S. and global credit markets in general.  The underlying credit of the issuers of our municipal auction rate securities is rated as AAA by Standard & Poor’s, and we expect these securities ultimately will be liquidated at our estimate of fair value.  Accordingly, we intend to hold these securities until they can be sold in a market that facilitates orderly transactions or until they are called.  We do not expect to experience any liquidity problems or alter any business plans if we maintain our investments in these municipal auction rate securities indefinitely. However, due to the current uncertainties related to auction rate securities markets, and the U.S. and global credit markets generally, we are exposed to the risk of changes in fair value of these securities in future periods, which may cause us to take impairment charges that we do not currently anticipate.

Working capital was $64.8 million at March 30, 2008, compared to $62.3 million at December 31, 2007. We also have a Credit Agreement with a financial institution that provides for revolving borrowings of up to $40.0 million, including a $5.0 million sub-limit for letters of credit, through a credit facility which expires on October 31, 2009.  $7.5 million of borrowings was outstanding under the Credit Agreement as of March 30, 2008. Interest is payable quarterly at LIBOR plus 1% (effective rate of 4.1% at March 30, 2008).  Letters of credit, representing decommission funding required by the Georgia Department of Natural Resources, totaling $876,000 were outstanding under the Credit Agreement as of March 30, 2008. The Credit Agreement is unsecured, but provides for a lien to be established on substantially all of our assets (subject to certain exceptions) in the event certain events of default occur under the Credit Agreement. The Credit Agreement, as amended, contains representations and warranties, as well as affirmative, reporting and negative covenants, customary for financings of this type. Among other things, certain provisions of the Credit Agreement limit the incurrence of additional debt and require the maintenance of certain financial ratios and tests.  We were in compliance with these covenants as of March 30, 2008.

Cash provided by operations was $2.1 million and $2.8 million during the first quarter of 2008 and 2007, respectively. Cash provided by operations consists of net earnings plus non-cash expenses such as depreciation, amortization, deferred income taxes and changes in balance sheet items such as accounts receivable, inventories, prepaid expenses and payables.  The increase in inventories and payment of current taxes were the primary reasons for the reduction in cash provided from operations in 2008 as compared to 2007.  In the first quarter of 2007, we had net operating loss carryforwards for federal income taxes available to reduce the significant portion of income taxes that would otherwise have been payable.  All net operating loss carryforwards for federal income tax purposes were utilized by December 31, 2007.  Accordingly, we expect to pay income taxes at normal rates going forward, which will have a negative effect on cash flows from operations in the future.  We do have a deferred tax asset of $3.7 million related to our asset held for sale that is expected to reduce income taxes payable in the period in which it is sold.

Capital expenditures totaled $510,000 and $342,000 during the first quarter of 2008 and 2007, respectively.  We expect capital expenditures in 2008 to continue to be higher than 2007 as we make investments primarily in the surgical products business.

Cash provided by financing activities was $6,000 and $63,000 in the first quarter of 2008 and 2007, respectively, consisting of cash proceeds from our Employee Stock Purchase Plan and, in 2007, from the exercise of stock options.

Cash could be used in 2008 to support growth in the surgical products segment, increased marketing and TheraSeed® support activities, and in the pursuit of additional diversification efforts such as product development and the purchase of technologies, products or companies.

We believe that current cash and investment balances and cash from future operations and credit facilities will be sufficient to meet our current anticipated working capital and capital expenditure requirements. In the event additional financing becomes necessary, we may choose to raise those funds through other means of financing as appropriate.

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

Although subsequently superceded by Congress, CMS posted a final rule on November 1, 2006 with fixed prospective payment rates for brachytherapy seeds for Medicare’s hospital outpatient prospective payment system (“OPPS”) that would have applied to calendar year 2007. The use of prospective payment rates would have fixed the per seed rate at which Medicare would have reimbursed hospitals in 2007. We believed that CMS’ approach to determining the fixed prospective reimbursement rate for brachytherapy seeds was fundamentally flawed. For example, CMS did not stratify cost data on differing seed configurations, such as loose versus “stranded” seeds. Accordingly, we continued to work with policy makers in an effort to rectify the shortcomings we believed to be contained in the new CMS rule.

In December 2006, Congress enacted the Tax Relief and Health Care Act of 2006 (the “2006 Act”), which extended and refined the Medicare safeguards initially enacted by Congress in 2003 for brachytherapy seeds administered in the hospital outpatient setting. The 2006 Act’s provisions on brachytherapy superceded the final rule published by CMS on November 1, 2006 by extending the existing “charges adjusted to cost” reimbursement policies (which we sometimes refer to as a “pass-through” methodology) for brachytherapy seeds through the end of 2007, ensuring that the Medicare program would not implement potentially restrictive caps on reimbursement during that period. In addition, the legislation recognized that prostate cancer patients must have meaningful access to stranded brachytherapy seeds, which increasingly are used in clinical practice to further enhance the safety and efficacy of treatment. The 2006 Act also established a permanent requirement for Medicare to use separate codes for the reimbursement of stranded brachytherapy devices. Stranded seeds are becoming a larger portion of our brachytherapy business.

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

In December 2007, Congress passed the Medicare, Medicaid and SCHIP Extension Act of 2007 (the “2007 Act”), which once again superseded another CMS final OPPS rule by extending the existing “pass-through” reimbursement policies for brachytherapy seeds through June 30, 2008. Fixed reimbursement rates would have been scheduled to become effective on January 1, 2008 without the enactment of the 2007 Act. Under the current law, fixed reimbursement rates for seeds will be implemented in July 2008. This and other factors can be expected to lead to continued pricing pressure from hospitals and other health care providers. Any of these factors could have an adverse effect on brachytherapy revenue. We intend to continue to pursue delays in implementation of fixed reimbursement.

Forward Looking and Cautionary Statements

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, the accuracy of which is necessarily subject to risks and uncertainties, including, without limitation, statements regarding sales, marketing and distribution efforts, ordering patterns of customers, our direct sales organization and its growth and effectiveness, third-party reimbursement, CMS policy, sales mix, effectiveness and continuation of non-exclusive distribution agreements, pricing for the TheraSeed® and I-Seed devices, anticipated growth in the surgical products business segment, future cost of sales and gross margins, R&D efforts and expenses, investment in additional personnel and infrastructure, SG&A expenses, other income, potential new products and opportunities, results in general, plans and strategies for continuing diversification, plans to hold auction rate securities, and the sufficiency of our liquidity and capital resources. From time to time, we may also make other forward-looking statements relating to such matters as well as statements relating to anticipated financial performance, business prospects, technological developments and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with new product development cycles, effectiveness and execution of marketing and sales programs of our business segments and its distributors, competitive conditions and selling tactics of our competitors, potential changes in third-party reimbursement (including CMS), changes in product pricing by our brachytherapy business segment, changes in cost of materials used in production processes, continued acceptance of our products by the market, potential changes in demand for our brachytherapy, wound closure and vascular access products, integration of acquired companies into the Theragenics organization, capitalization on opportunities for growth within our surgical products business segment, competition within the medical device industry, development and growth of new applications within our markets, competition from other methods of treatment, ability to execute on acquisition opportunities on favorable terms and successfully integrate any acquisitions, the ability to realize our estimate of fair value upon sale of auction rate securities that we hold, and the risks identified elsewhere in this report. All forward looking statements and cautionary statements included in this document are made as of the date hereof based on information available to us, and we assume no obligation to update any forward looking statement or cautionary statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have generated substantial cash balances, portions of which are invested in securities that meet our requirements for quality and return.  At March 30, 2008, we had $35.2 million in cash and cash equivalents and $15.1 million of investments in marketable securities.  Our cash and cash equivalents represent cash deposits, and money market funds, which are invested with four financial institutions, commercial paper, and U.S. Treasury notes. Our marketable securities primarily represent investments in certificates of deposit and high-credit quality corporate and municipal obligations, in accordance with our investment policies. Certain of these cash, cash equivalents and marketable securities investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by sub-prime mortgage defaults and other credit related problems that have affected various sectors of the financial markets and caused credit and liquidity issues.  These market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.

At March 30, 2008, our marketable securities included municipal auction rate securities with an estimated fair value of $10 million. Recent auctions of these securities have failed resulting in a lack of liquidity but do not represent a default in the underlying instrument.  We believe the failure of these auctions is symptomatic of the current state of the markets for all types of auction rate securities, and of the U.S. and global credit markets in general.  The underlying credit of the issuers of our municipal auction rate securities is rated as AAA by Standard & Poor’s, and we expect these securities ultimately will be liquidated at our estimate of fair value.  Accordingly, we intend to hold these securities until they can be sold in a market that facilitates orderly transactions or until they are called.  We do not expect to experience any liquidity problems or alter any business plans if we maintain our investments in these municipal auction rate securities indefinitely. However, due to the current uncertainties related to auction rate securities markets, and the U.S. and global credit markets generally, we are exposed to the risk of changes in fair value of these securities in future periods, which may cause us to take impairment charges that we do not currently anticipate.

As of March 30, 2008, we had borrowings of $7.5 million and letters of credit of approximately $876,000 outstanding under the terms of our Credit Agreement. Interest on outstanding borrowings is payable monthly at LIBOR plus 1% (effective rate of 4.1% as of March 30, 2008).

Item 4.  Controls and Procedures

Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 30, 2008, the end of the period covered by this report.

No changes in the Company's internal control over financial reporting were identified as having occurred during the fiscal quarter ended March 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to certain legal proceedings and claims in the ordinary course of business. We currently are not aware of any such legal proceedings or claims that we believe will have, individually or in aggregate, a material adverse effect on our business, financial condition, or operating results.

Item 1A. Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results, should be carefully considered. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

REGISTRANT:

THERAGENICS CORPORATION

Date: May 7, 2008	By:	/s/ M. Christine Jacobs
M. Christine Jacobs
Chief Executive Officer

Date: May 7, 2008	By:	/s/ Francis J. Tarallo
Francis J. Tarallo
Chief Financial Officer