Form 10-Q
period 2008-06-29
THERAGENICS CORP
filed 2008-08-07
CIK 795551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

As of August 1, 2008 the number of shares of $0.01 par value common stock outstanding was 33,247,725.

THERAGENICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

ASSETS
	June 29, 2008 (Unaudited)	December 31, 2007
CURRENT ASSETS
Cash and cash equivalents	$40,382	$28,666
Marketable securities	11,868	20,123
Trade accounts receivable, less allowance of $284 in 2008 and $372 in 2007	8,499	7,882
Inventories	8,631	7,644
Deferred income tax asset	5,757	1,664
Prepaid expenses and other current assets	1,085	1,338
Asset held for sale	3,042	—
TOTAL CURRENT ASSETS	79,264	67,317

PROPERTY AND EQUIPMENT
Buildings and improvements	22,723	22,579
Machinery and equipment	38,291	37,349
Office furniture and equipment	1,016	988
	62,030	60,916
Less accumulated depreciation	(35,658)	(34,327)
	26,372	26,589
Land and improvements	822	822
Construction in progress	233	561
PROPERTY AND EQUIPMENT, NET	27,427	27,972

Goodwill	38,658	38,658
Other intangible assets, net	10,943	11,881
Asset held for sale	—	2,900
Other assets	501	93
	50,102	53,532
TOTAL ASSETS	$156,793	$148,821

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
(Amounts in thousands, except per share data)

LIABILITIES & SHAREHOLDERS’ EQUITY
	June 29, 2008 (Unaudited)	December 31, 2007
CURRENT LIABILITIES
Trade accounts payable	$1,407	$1,530
Accrued salaries, wages and payroll taxes	1,766	1,868
Income tax payable	996	867
Contract termination liability	1,500	26
Other current liabilities	1,487	698
TOTAL CURRENT LIABILITIES	7,156	4,989

LONG-TERM LIABILITIES
Long-term debt	7,500	7,500
Deferred income taxes	5,519	1,369
Contract termination liability	—	1,487
Decommissioning retirement liability	624	602
Other long-term liabilities	312	255
TOTAL LONG-TERM LIABILITIES	13,955	11,213

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Common stock, authorized 100,000 shares of $0.01 par value, issued and
outstanding, 33,245 in 2008 and 33,274 in 2007	332	333
Additional paid-in capital	72,695	72,918
Retained earnings	62,698	59,424
Accumulated other comprehensive loss	(43)	(56)
TOTAL SHAREHOLDERS’ EQUITY	135,682	132,619

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$156,793	$148,821

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
REVENUE
Product sales	$15,671	$15,364	$30,631	$30,591
License fees	243	211	518	435
	15,914	15,575	31,149	31,026
COST OF SALES	7,664	7,864	15,242	15,973
GROSS PROFIT	8,250	7,711	15,907	15,053

OPERATING EXPENSES
Selling, general & administrative	5,167	4,898	9,970	9,754
Amortization of purchased intangibles	468	468	937	937
Research & development	161	379	294	670
Change in estimated value of asset held for sale	(142)	—	(142)	—
Loss on sale of equipment	1	—	3	—
	5,655	5,745	11,062	11,361
EARNINGS FROM OPERATIONS	2,595	1,966	4,845	3,692

NON-OPERATING INCOME/(EXPENSE)
Interest income	297	734	756	1,123
Interest expense	(131)	(168)	(277)	(351)
Other	(68)	1	(64)	2
	98	567	415	774
EARNINGS BEFORE INCOME TAX	2,693	2,533	5,260	4,466
Income tax expense	1,055	989	1,986	1,754

NET EARNINGS	$1,638	$1,544	$3,274	$2,712

NET EARNINGS PER COMMON SHARE:
Basic	$0.05	$0.05	$0.10	$0.08
Diluted	$0.05	$0.05	$0.10	$0.08
WEIGHTED AVERAGE SHARES
Basic	33,106	33,112	33,134	33,093
Diluted	33,246	33,264	33,291	33,236

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)
	Six Months Ended
	June 29, 2008	July 1, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$3,274	$2,712
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income taxes	48	1,409
Loss on sale of equipment	3	—
Depreciation and amortization	2,367	3,139
Realized loss on marketable securities	252	—
Gain on sale of scrap metal	(244)	—
Provision for allowances	(44)	(26)
Share based compensation	412	365
Contract termination liability	13	(12)
Decommissioning retirement liability	22	20
Change in estimated value of asset held for sale	(142)	—
Changes in assets and liabilities:
Accounts receivable	(600)	(380)
Inventories	(716)	(650)
Prepaid expenses and other current assets	253	2,377
Other assets	(408)	19
Trade accounts payable	(123)	(232)
Accrued salaries, wages and payroll taxes	(102)	330
Income tax payable	129	—
Other current liabilities	763	(80)
Other	57	82
Net cash provided by operating activities	5,214	9,073

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of property and equipment	(881)	(788)
Proceeds from sale of equipment	1	—
Purchases of marketable securities	(8,000)	(10,100)
Maturities of marketable securities	3,603	6,102
Proceeds from sales of marketable securities	12,415	—
Net cash provided (used) by investing activities	7,138	(4,786)

The accompanying footnotes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)
(Amounts in thousands)

	Six Months Ended
	June 29, 2008	July 1, 2007
CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of stock options and stock purchase plan	15	141
Retirement of Common Stock	(651)	—
Excess tax benefit from exercise of stock options	—	16
Net cash (used) provided by financing activities	(636)	157

NET INCREASE IN CASH AND CASH EQUIVALENTS	$11,716	$4,444
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	28,666	18,258
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40,382	$22,702

Supplementary cash flow disclosure:
Interest paid	$273	$354
Taxes paid (received), net	$1,810	$(1,617)

The accompanying footnotes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 29, 2008
(UNAUDITED)
(Amounts in thousands)

	Common Stock				Accumulated
	Number of Shares	Par value $0.01	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Total
BALANCE, December 31, 2007	33,274	$333	$72,918	$59,424	$(56)	$132,619

Employee stock purchase plan	5	—	15	—	—	15

Retirement of common stock
received in settlement for
other receivable	(190)	(2)	(649)	—	—	(651)

Issuance of restricted units and
restricted shares	156	1	(1)	—	—	—

Share based compensation	—	—	412	—	—	412

Other comprehensive income	—	—	—	—	13	13

Net earnings for the period	—	—	—	3,274	—	3,274

BALANCE, June 29, 2008	33,245	$332	$72,695	$62,698	$(43)	$135,682

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 29, 2008
(Unaudited)

NOTE A - BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The unaudited interim condensed consolidated financial statements included herein reflect the consolidated operations of Theragenics Corporation and its wholly-owned subsidiaries (collectively, “Theragenics” or the “Company”). All material intercompany accounts and transactions have been eliminated in consolidation. These statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the consolidated financial position, consolidated results of operations, consolidated cash flows and consolidated changes in shareholders’ equity for the periods presented. All such adjustments are of a normal recurring nature. Pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2007, included in the Form 10-K Annual Report filed by the Company. The December 31, 2007 condensed consolidated balance sheet included herein has been derived from the December 31, 2007 audited consolidated balance sheet included in the aforementioned Form 10-K.  The consolidated results of operations for the periods ended June 29, 2008 are not necessarily indicative of the results to be expected for a full year.

Theragenics Corporation is a medical device company serving the surgical products and cancer treatment markets, operating in two business segments. The Company’s surgical products business consists of wound closure and vascular access products.  Wound closure includes sutures, needles, and other surgical products with applications in, among other areas, urology, veterinary, cardiology, orthopedics, plastic surgery, and dental.  Vascular access includes introducers and guidewires used in the interventional radiology, interventional cardiology, and vascular surgery markets. In its brachytherapy seed business, the Company produces, markets and sells TheraSeed®, its premier palladium-103 prostate cancer treatment device, I-Seed, its iodine-125 based prostate cancer treatment device, and related products and services.

On July 28, 2008, the Company completed the acquisition of NeedleTech Products, Inc (“NeedleTech”).  NeedleTech is a manufacturer of specialty needles and related medical devices.  NeedleTech will be part of the surgical products segment subsequent to its acquisition.  See Note L, Subsequent Events.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS No. 159, which the Company adopted on January 1, 2008, did not have a material impact on its consolidated financial statements. As permitted under SFAS 159, the Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 29, 2008
(Unaudited)

In December 2007, the FASB issued SFAS 141R, Business Combinations, which the Company will adopt on January 1, 2009. This standard will significantly change the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. Among the more significant changes in the accounting for acquisitions are the following:

●	Transaction costs will generally be expensed. Certain such costs are presently treated as costs of the acquisition.

●
In-process research and development (IPR&D) will be accounted for as an asset, with the cost recognized as the research and development is realized or abandoned. IPR&D is presently expensed at the time of the acquisition.

●
Contingencies, including contingent consideration, will generally be recorded at fair value with subsequent adjustments recognized in operations. Contingent consideration is presently accounted for as an adjustment of purchase price.

●
Decreases in valuation allowances on acquired deferred tax assets will be recognized in operations. Such changes previously were considered to be subsequent changes in the allocation of the purchase price and were recorded as decreases in goodwill.

Generally, the effects of SFAS 141R on the Company’s consolidated financial statements will depend on acquisitions occuring in 2009 and thereafter. The Company will continue to follow SFAS 141, Business Combinations, as originally issued for its NeedleTech Acquisition in July 2008.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3 (“FSP FAS 142-3”), Determination of the Useful Life of Intangible Assets.  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets.  The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. generally accepted accounting principles.  FSP FAS 142-3 is effective for the Company beginning January 1, 2009.  The guidance for determining the useful life of intangible assets included in this FSP will be applied prospectively to intangible assets acquired after the January 1, 2009 effective date.  The Company is evaluating the impact of FSP FAS 142-3, and the potential impact of this statement on the Company’s consolidated financial statements has not been determined.

NOTE C – COMPREHENSIVE INCOME

The following table summarizes comprehensive income for the applicable period (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Comprehensive income:
Net earnings	$1,638	$1,544	$3,274	$2,712
Other comprehensive income, net of taxes:
Reclassification adjustment for realized loss
included in net earnings	256	–	252	–
Unrealized gain (loss) on securities available
for sale	(222)	6	(239)	15
Total other comprehensive income	34	6	13	15
Total comprehensive income	$1,672	$1,550	$3,287	$2,727

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 29, 2008
(Unaudited)

NOTE D - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Market is replacement cost or net realizable value. The Company estimates reserves for inventory obsolescence based upon management’s judgment of future realization. Inventories were comprised of the following (in thousands):

	June 29, 2008	December 31, 2007
Raw materials	$3,657	$3,702
Work in process	1,994	1,463
Finished goods	2,728	2,211
Spare parts and supplies	870	913
	9,249	8,289
Allowance for obsolete inventory	(618)	(645)
Total	$8,631	$7,644

NOTE E - PROPERTY, EQUIPMENT, AND DEPRECIATION

In December 2007 the Company changed the estimated service lives of certain depreciable assets, mainly the cyclotron equipment used in its brachytherapy segment. The estimated service life of the cyclotron equipment was increased from 10 years to 15 years, and was based on, among other things, an assessment of the equipment’s operating and maintenance history and expected future performance. The Company accounted for this change as a change in estimate in accordance with Statement of Financial Accounting (“SFAS”) No. 154, Accounting Changes and Error Corrections. Accordingly, this change was accounted for in the period of the change and will be accounted for in future periods. This change reduced depreciation expense by $438,000 and $876,000 from what would have been reported otherwise in the first three and six months of 2008, respectively.  This change is expected to reduce depreciation expense by approximately $1.4 million for the year ended December 31, 2008.

NOTE F - SHARE-BASED COMPENSATION

Stock Options

The following is a summary of activity in stock options outstanding during the first six months of 2008 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate intrinsic value
Outstanding, beginning of period	1,415	$8.33
Granted	204	3.79
Exercised	–	–
Forfeited	(4)	3.95
Expired	(48)	26.63
Outstanding, end of period	1,567	$7.19	4.2	$–
Exercisable at end of period	1,231	$7.99	2.8	$–

The grant date fair value of the stock options issued in 2008 was $1.95 per share and was estimated using the Black-Scholes options-pricing model using the following assumptions:

Expected dividend yield	0.0%
Expected volatility	50.5%
Risk-free interest rate	3.2%
Expected life	6 years

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 29, 2008
(Unaudited)

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

The Company recognizes compensation expense for option awards with graded vesting on a straight-line basis over the requisite service period for each separately vesting portion of the award. Compensation cost related to stock options totaled $84,000 and $156,000 for the three and six months ended June 29, 2008, respectively and $61,000 and $106,000 for the three and six months ended July 1, 2007, respectively.  As of June 29, 2008 there was approximately $497,000 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of approximately 1.5 years.  No stock options were exercised during the six months ended June 29, 2008.  The total intrinsic value of options exercised was approximately $45,000 for the six months ended July 1, 2007.

Restricted Stock

A summary of activity in non-vested restricted stock awards during the first six months of 2008 follows (shares in thousands):

	Shares	Weighted average grant date fair value
Non-vested at January 1, 2008	161	$4.32
Granted	129	3.77
Vested	(48)	4.36
Forfeited	–	–
Non-vested at June 29, 2008	242	$4.18

Fair value of restricted shares granted to employees and directors is based on the fair value of the underlying common stock at the grant date.  The fair value of the restricted shares granted to non-employees is remeasured each period until they are vested based on the fair value of the underlying common stock. Compensation expense related to restricted stock totaled approximately $107,000 and $222,000 for the three and six months ended June 29, 2008, respectively, and $91,000 and $169,000 for the three and six months ended July 1, 2007, respectively. As of June 29 2008, there was approximately $620,000 of unrecognized compensation cost related to the restricted shares, which is expected to be recognized over a weighted average period of 1.6 years.  The total fair value of restricted stock vested was approximately $210,000 and $94,000 for the six months ended June 29, 2008 and July 1, 2007, respectively.

Stock Units

There was no activity in stock units during the six months ended June 29, 2008, and no stock units were vested during the six months ended June 29, 2008 or the six months ended July 1, 2007.  Compensation expense related to stock units totaled approximately $2,000 and $31,000 for the three and six months ended June 29, 2008, respectively,  and $19,000 and $87,000 for the three and six months ended July 1, 2007, respectively.  As of June 29, 2008, there was approximately $45,000 of unrecognized compensation cost related to the stock units, which is expected to be recognized over a weighted average period of 0.5 years.

Employee Stock Purchase Plan

The Theragenics Corporation Employee Stock Purchase Plan (the “ESPP”) allows eligible employees the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each quarterly offering period. Compensation cost related to the ESPP totaled approximately $1,000 and $3,000 for each of the three and six months ended June 29, 2008 and July 1, 2007, respectively.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 29, 2008
(Unaudited)

NOTE G - DISTRIBUTION AGREEMENT AND MAJOR CUSTOMERS

Distribution Agreement

The Company’s brachytherapy business sells its TheraSeed® device directly to health care providers and to third party distributors.  The Company’s primary non-exclusive distribution agreement is with C. R. Bard (“Bard”) for the distribution of the TheraSeed® device (the “Bard Agreement”). The terms of the Bard Agreement provide for automatic one-year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current terms expires December 31, 2009, and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2008. The Bard Agreement gives Bard the non-exclusive right to distribute the TheraSeed® device in the U.S., Canada, and other international locations for the treatment of prostate cancer and other solid localized cancerous tumors. The Company also has a non-exclusive distribution agreement in place with a second distributor. Revenue generated from the second distributor is not material.

Major Customers

Sales to Bard under the Bard Agreement represented approximately 51% of total brachytherapy seed product revenue and approximately 25% of consolidated revenue for both the three months and six months ended June 29, 2008.  Sales to Bard under the Bard Agreement represented approximately 55% of total brachytherapy seed product revenue and approximately 30% of consolidated revenue for both the three months and six months ended July 1, 2007.

Accounts receivable from Bard under the Bard Agreement represented approximately 42% of brachytherapy accounts receivable and 22% of consolidated accounts receivable at June 29, 2008. At December 31, 2007, accounts receivable from Bard represented approximately 40% of brachytherapy accounts receivable and 24% of consolidated accounts receivable. One additional customer totaled 10% of brachytherapy accounts receivable and 5% of consolidated accounts receivable.

For the three and six months ended June 29, 2008 and for the three and six months ended July 1, 2007, no single customer equaled or exceeded 10% of surgical products sales.  No single customer equaled or exceeded 10% of surgical products accounts receivable at June 29, 2008.  One customer receivable represented approximately 23% of surgical products accounts receivable and 10% of consolidated accounts receivable at December 31, 2007.

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

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 29, 2008
(Unaudited)

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

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at June 29, 2008 were as follows (in thousands):

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Marketable securities	$3,368	$8,500	$–	$11,868

Through December 31, 2007, the Company valued all of its marketable securities at fair value based on quoted market prices.  At June 29, 2008 marketable securities were valued at fair value based on quoted market prices, with the exception of its municipal auction rate securities.  The Company’s estimated fair value of its municipal auction rate securities is $8.5 million based on significant other observable inputs.  Recent auctions of these securities have failed resulting in a lack of liquidity but do not represent a default in the underlying instrument.  Other observable inputs included among other things, the most recent trading values and quoted market prices for these securities in the most recent successful auction, the values at which auction rate securities previously held by the Company and similar to those held by the Company have been refinanced and liquidated, the creditworthiness of the counterparty and their plans to refinance if auctions continue to fail, the collateralization underlying the security investments, and the estimates of fair value provided by the Company’s brokers that hold these securities.  Auction rate securities held by the Company and similar to the ones held by the Company have been refinanced and called during the first six months of 2008 allowing the security holders to fully recover their investment. Additionally, during 2008, successful auctions for $5.4 million of municipal auction rate securities held by the Company were executed, resulting in liquidation of these securities at their carrying value, including $1.5 million in the second quarter.  Accordingly, the Company intends to hold the remaining securities until they can be sold in a market that facilitates orderly transactions or until they are called.  The Company does not expect to experience any liquidity problems or alter any business plans if these investments in municipal auction rate securities are maintained indefinitely.

The Company reviews its investments in marketable securities for impairment based on both quantitative and qualitative criteria that include the extent to which cost exceeds market value, the duration of any market decline, the Company’s intent and ability to hold to maturity or expected recovery, and the creditworthiness of the issuer.  Management performs research and analysis, and monitors market conditions to identify potential impairments.  Currently, management has not recognized any impairment charges related to its current investments in marketable securities.  However, due to the uncertainties related to the U.S. and global investment and credit markets, including markets related to auction rate securities, the Company is exposed to the risk of changes in fair value of its marketable securities in future periods, which may cause it to take impairment charges that are not currently anticipated.  In the second quarter of 2008 the Company realized a loss of $256,000 when a highly rated bond fund that it was invested in unexpectedly liquidated at less than full value.  While management will continue to research, analyze and monitor our investments, it cannot predict what the effect of current investment and credit market circumstances might have on our portfolio going forward.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 29, 2008
(Unaudited)

NOTE I - SEGMENT REPORTING

Theragenics is a medical device company serving the surgical products and cancer treatment markets, operating in two business segments. The Company’s surgical products business consists of wound closure and vascular access products.  Wound closure includes sutures, needles and other surgical products with applications in, among other areas, urology, veterinary, cardiology, orthopedics, plastic surgery and dental. Vascular access includes introducers and guidewires used in the interventional radiology, interventional cardiology and vascular surgery markets. In its brachytherapy seed business, the Company produces, markets and sells TheraSeed®, its premier palladium-103 prostate cancer treatment device, I-Seed, its iodine-125 based prostate cancer treatment device, and related products and services. The following tables provide certain information for these segments (in thousands):

	Three Months Ended			Six Months Ended
	June 29, 2008	July 1, 2007		June 29, 2008	July 1, 2007
Revenues
Surgical products	$8,444		$7,071	$15,764		$13,910
Brachytherapy seed	7,548		8,551	15,514		17,200
Intersegment eliminations	(78)		(47)	(129)		(84)
	$15,914		$15,575	$31,149		$31,026
Earnings from operations
Surgical products	$1,745		$1,029	$3,041		$1,607
Brachytherapy seed	867		940	1,809		2,090
Intersegment eliminations	(17)		(3)	(5)		(5)
	$2,595		$1,966	$4,845		$3,692
Increase in estimated value of asset held for sale
Surgical products	$–		$–	$–		$–
Brachytherapy seed	(142)		–	(142)		–
	$(142)	$		$(142)	$
Capital expenditures
Surgical products	$190		$237	$620		$456
Brachytherapy seed	181		209	261		332
	$371		$446	$881		$788
Depreciation and amortization
Surgical products	$654		$607	$1,288		$1,205
Brachytherapy seed	533		965	1,079		1,934
	$1,187		$1,572	$2,367		$3,139

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

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 29, 2008
(Unaudited)

Supplemental information related to significant assets and liabilities follows (in thousands):

	June 29, 2008	December 31, 2007
Identifiable assets
Surgical products	$75,036	$74,450
Brachytherapy seed	81,844	79,359
Corporate investment in subsidiaries	61,667	61,667
Intersegment eliminations	(61,754)	(66,655)
	$156,793	$148,821
Goodwill
Surgical products	$36,080	$36,080
Brachytherapy seed	2,578	2,578
	$38,658	$38,658
Asset held for sale
Surgical products	$--	$--
Brachytherapy seed	3,042	2,900
	$3,042	$2,900
Other intangible assets
Surgical products	$10,942	$11,880
Brachytherapy seed	1	1
	$10,943	$11,881
Contract termination liability
Surgical products	$--	$--
Brachytherapy seed	1,500	1,513
	$1,500	$1,513

Information regarding revenue by geographic regions follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
United States	$14,332	$14,527	$28,120	$28,938
Europe	1,238	663	2,252	1,284
Other foreign countries	126	174	284	369
License fees (Canada)	218	211	493	435
	$15,914	$15,575	$31,149	$31,026

Foreign sales are attributed to countries based on the location of the customer. The license fees attributed to Canada are with Nordion, a Canadian based company, for the license of the Company’s TheraSphere® product.  All other foreign sales are related to the surgical products segment.  All of the Company’s long-lived assets are located within the United States.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 29, 2008
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

	Three Months Ended		Six months ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net earnings	$1,638	$1,544	$3,274	$2,712

Weighted average common shares outstanding	33,106	33,112	33,134	33,093
Incremental common shares issuable under
stock options and awards	140	152	157	143
Weighted average common shares outstanding
assuming dilution	33,246	33,264	33,291	33,236
Earnings per share
Basic	$0.05	$0.05	$0.10	$0.08
Diluted	$0.05	$0.05	$0.10	$0.08

For both the three and six months ended June 29, 2008, potential common stock from approximately 1,567,000 stock options were not included in the diluted earnings per share calculation because their effect is antidilutive.  For the three and six months ended July 1, 2007, potential common stock from approximately 1,430,000 and 1,440,000 stock options, respectively, were not included in the diluted earnings per share calculation because their effect is antidilutive.

NOTE K – NON-OPERATING INCOME/(EXPENSE)

Other non-operating income/(expense) consists of the following:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Realized loss on marketable securities	$(256)	$–	$(252)	$–
Gain on sale of scrap metal	244	–	244	–
Miscellaneous	(56)	1	(56)	2
Total other	$(68)	$1	$(64)	$2

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 29, 2008
(Unaudited)

NOTE L – SUBSEQUENT EVENTS

Acquisition of NeedleTech

On July 28, 2008, the Company acquired all of the outstanding common stock of NeedleTech Products, Inc. (“NeedleTech”) for $47.8 million in cash, plus transaction costs.  Theragenics retained the cash and investments held by NeedleTech, which totaled approximately $5.0 million at June 30, 3008.     The purchase price is subject to a working capital adjustment.   Theragenics financed $24.5 million of the purchase price with borrowings on its existing $40.0 million credit facility, and paid the remainder from current cash and investment balances. NeedleTech, located in Attleboro, Massachusetts, is a manufacturer of specialty needles and related medical devices.  Its current products include coaxial needles, biopsy needles, access trocars, brachytherapy needles, guidewire introducer needles, spinal needles, disposable veress needles, and other needle-based products.  NeedleTech’s revenue was $16.9 million for the year ended December 31, 2007.  End markets served include the cardiology, orthopedic, pain management, endoscopy, spine, urology, and veterinary markets.  The results of operations of NeedleTech will be included in the Company’s consolidated financial statements subsequent to the date of acquisition.

Sale of Oak Ridge Facility

On July 23, 2008, the Company completed the sale of its Oak Ridge, Tennessee facility.  This facility was classified as a long term “Asset Held for Sale” in the Company’s consolidated balance sheet at December 31, 2007.  As part of this transaction, the facility was sold and the underlying land sublease was terminated.   The significant portion of the present value of the future payments due under that sublease was classified as a long term Contract Termination Liability at December 31, 2007.  Accordingly, the Asset Held for Sale and the Contract Termination Liability have been recorded as a current asset and liability, respectively, at June 29, 2008.  The $142,000 gain realized from the completion of the sale in July, including the termination of the sublease, has been recognized as a change in the estimate of the fair value of the Asset Held for Sale at June 29, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Theragenics Corporation is a medical device company serving the surgical products and cancer treatment markets, operating in two business segments.    The terms "Company", "we", "us", or "our" mean Theragenics Corporation and all entities included in our consolidated financial statements.

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

We have substantially diversified our operations and revenues in recent years. Prior to 2003, our sole product was the palladium-103 TheraSeed® prostate cancer treatment device. In 2003, we began to market an iodine-125 based I-Seed prostate cancer treatment product. In May 2005, we expanded into the surgical products business with the acquisition of CP Medical Corporation (“CP Medical”), followed by the acquisition of Galt Medical Corp. (“Galt”) in August 2006. CP Medical and Galt comprise our surgical products business, which accounted for 53% and 50% of consolidated revenue for the three and six months ended June 29, 2008, respectively.  Prior to May 2005, the brachytherapy seed business constituted 100% of our revenue.  Additionally, in July 2008 we acquired NeedleTech Products, Inc., which will be part of our surgical products business subsequent to the acquisition.

Acquisition of NeedleTech Products

On July 28, 2008, we acquired all of the outstanding common stock of NeedleTech Products, Inc. (“NeedleTech”) for $47.8 million in cash, plus transaction costs.  We retained the cash and investments held by NeedleTech, which totaled approximately $5.0 million at June 30, 2008.  The purchase price is subject to a working capital adjustment.   We financed $24.5 million of the purchase price with borrowings on our existing $40.0 million credit facility, and paid the remainder from our current cash and investment balances. NeedleTech, located in Attleboro, Massachusetts, is a manufacturer of specialty needles and related medical devices.  Its current products include coaxial needles, biopsy needles, access trocars, brachytherapy needles, guidewire introducer needles, spinal needles, disposable veress needles, and other needle-based products.  End markets served include the cardiology, orthopedic, pain management, endoscopy, spine, urology, and veterinary markets.  We believe the acquisition of NeedleTech will forward our stated strategy of becoming a diversified medical device manufacturer, will increase our breadth of offerings to our existing customers and will expand our customer base of large leading-edge original equipment manufacturers (“OEM”). The results of operations of NeedleTech will be included in our consolidated results subsequent to acquisition.

Results of Operations

Revenue

Following is a summary of revenue by segment (in thousands):

	Three Months Ended			Six Months Ended
	June 29, 2008	July 1, 2007	Change (%)	June 29, 2008	July 1, 2007	Change (%)
Surgical products	$8,444	$7,071	19.4%	$15,764	$13,910	13.3%
Brachytherapy seed
Product sales	7,305	8,340	(12.4%)	14,996	16,765	(10.6%)
License fees	243	211	15.2%	518	435	19.1%
Total brachytherapy seed	7,548	8,551	(11.7%)	15,514	17,200	(9.8%)
Intersegment eliminations	(78)	(47)	66.0%	(129)	(84)	53.6%
Consolidated	$15,914	$15,575	2.2%	$31,149	$31,026	0.4%

Revenue in our surgical products business increased 19% in the second quarter of 2008 and 13% in the first half of the year compared to the 2007 periods.  This growth was driven primarily by new customers, expanded programs for existing customers, and continued growth of new products introduced in late 2006 and early 2007, mainly in our vascular access products.  Ordering patterns of our significant OEM customers and distributors also impacted 2008 revenue.  A significant portion of wound closure and vascular access products are sold to OEM customers and a network of distributors.  Ordering patterns of these customers vary and are difficult to predict.  Accordingly, surgical products revenue is subject to fluctuation on a quarter to quarter basis.

Brachytherapy seed revenue decreased 12% in the second quarter of 2008 and 10% in the first half of the year compared to the 2007 periods.  The decrease in product sales included a decline in sales to our main distributor of 20% in the second quarter and 16% in the first half of the year, compared to 2007.  Our direct products sales decreased 5% in the second quarter and first half of 2008.  We believe the brachytherapy industry as a whole experienced softness in 2008, with fewer procedures performed.  We believe this softness is attributable to a number of factors, including competing treatments (especially those with favorable reimbursement levels), disruptive pricing from other brachytherapy providers, and uncertainties surrounding reimbursement.  In addition, our revenues continue to be affected by disappointing performance of our main distributor.  The average selling price of the TheraSeed® device sold directly to hospitals and physicians during the second quarter and first six months of 2008 was down slightly compared to the 2007 periods.

We have two non-exclusive distribution agreements in place for the distribution of the TheraSeed® device.  The primary distribution agreement is with C. R. Bard (“Bard”), which is effective through December 31, 2009 (the “Bard Agreement”). Sales to Bard under the Bard Agreement represented approximately 51% of total brachytherapy seed product revenue for both the second quarter and first half of 2008, and approximately 25% of consolidated revenue for both the second quarter and first half of 2008.  Sales to Bard under the Bard Agreement represented approximately 55% of total brachytherapy seed product revenue and approximately 30% of consolidated revenue for both the three months and six months ended July 1, 2007.  The terms of the Bard Agreement provide for automatic one-year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires on December 31, 2009, and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2008.  We also have a non-exclusive distribution agreement in place with a second distributor, though revenue generated from the second distributor was not material.

In May 2008, we entered into an exclusive license agreement for the rights to certain intellectual property related to a breast brachytherapy delivery system that we developed.  The term of the agreement is based on the life of any patents that result from the intellectual property licensed.  The licensee has the right to terminate the agreement if appropriate patents are not issued to us within four years.  The agreement provides for a minimal non-refundable initial license fee and a continuing royalty based upon sales subject to certain minimums.   The non- refundable initial license fee is being amortized over the expected life of the agreement.  License fee revenue under this agreement was not material in the second quarter of 2008 and is not expected to be material this year.

We believe that Medicare reimbursement policies have affected the brachytherapy market and will continue to affect the brachytherapy market.  During 2007 Medicare continued to reimburse for brachytherapy seeds under the “charges adjusted to costs” methodology, which is based on the actual invoiced cost of the seeds and which we sometimes refer to as a “pass-through” methodology.  In December 2007, Congress enacted the Medicare, Medicaid and SCHIP Extension Act of 2007, which extended the existing cost-based reimbursement methodology through June 30, 2008.  On July 15, 2008, the Medicare Improvements for Patients and Providers Act of 2008 (the “2008 Act”) was enacted into law.  The 2008 Act extends Medicare’s longstanding cost-based reimbursement methodology for brachytherapy seeds administered in the hospital outpatient setting through December 31, 2009, ensuring that the Medicare program does not implement potentially restrictive caps on reimbursement during this period.  The 2008 Act is retroactive to July 1, 2008.  The potential for fixed Medicare reimbursement rates after the expiration of the 2008 Act and other factors can be expected to lead to continued pricing pressure from hospitals and other health care providers. Any of these factors could have an adverse effect on brachytherapy revenue.  See “Medicare Developments” below.

Operating income and costs and expenses

Following is a summary of operating income by segment (in thousands):

	Three Months Ended			Six Months Ended
	June 29, 2008	July 1, 2007	Change (%)	June 29, 2008	July 1, 2007	Change ($)
Operating income
Surgical products	$1,745	$1,029	69.6%	$3,041	$1,607	89.2%
Brachytherapy seed	867	940	(7.8%)	1,809	2,090	(13.4%)
Intersegment eliminations	(17)	(3)	466.7%	(5)	(5)	0.0%

Consolidated	$2,595	$1,966	32.0%	$4,845	$3,692	31.2%

Operating income in our surgical products segment for the second quarter of 2008 increased $716,000, or 70%, over the second quarter of 2007.  Operating income in the first half of 2008 increased $1.4 million, or 89%, over the first half of 2007.   In addition to revenue growth, we also experienced improvements in gross margins on product sales. Our gross margins on products sales increased from 44% in the second quarter of 2007 to 51% in 2008 and from 42% for the first half of 2007 to 51% in 2008.   This increase was a result of gaining scale from growth, product mix, and, to a limited extent, price increases in certain product lines.  The gross margins in our surgical products business are subject to fluctuation from product and sales channel mix.  Selling, general and administrative (SG&A) expenses in our surgical products business were 22% of revenue in the second quarter of 2008 compared to 20% of revenue in 2007.  This increase was due to certain relocation costs incurred in the 2008 period.  For the first half of 2008, SG&A expenses were 22% of revenue, compared to 21% in 2007.    We expect to continue to invest in infrastructure during 2008, as investments are made to support anticipated future growth and as products are developed to address growth opportunities in our surgical products business.  Looking forward, our quarterly results are expected to be affected by the timing of these investments.

Operating income in our brachytherapy business decreased 8% in the second quarter of 2008 and 13% in the first half of the year, compared to the 2007 periods due to lower revenues.  In the fourth quarter of 2007 we changed the estimated useful life of our cyclotrons from 10 years to 15 years.  This change reduced depreciation expense in our brachytherapy segment by $438,000 and $876,000 from what would have been reported otherwise in the second quarter and first half of 2008 over the comparable 2007 periods.  The 2007 periods included severance costs that were not incurred in 2008.  Excluding the reduction in depreciation expense and the effect of the 2007 severance costs, total operating costs in our brachytherapy business were flat compared to 2007.  Manufacturing related expenses in our brachytherapy business tend to be fixed in nature.  Accordingly, even modest declines in revenue have a negative impact on operating income.  Gross margins and operating income in our brachytherapy seed business are expected to continue to be highly dependent on sales levels, due to this high fixed cost component.   Looking forward, we expect brachytherapy operating expenses to decline approximately $400,000 to $500,000 annually as a result of the sale of our Oak Ridge facility in July 2008 and the elimination of the carrying costs related to that facility (see “Asset Held for Sale” below).

Asset Held for Sale

On July 23, 2008, we completed the sale of our Oak Ridge, Tennessee facility.  This facility was classified as a long term “Asset Held for Sale” in our consolidated balance sheet at December 31, 2007.  As part of this transaction, the facility was sold and the underlying land sublease was terminated.   The significant portion of the present value of the future payments due under that sublease was classified as a long term Contract Termination Liability at December 31, 2007.  Accordingly, the Asset Held for Sale and the Contract Termination Liability have been recorded as a current asset and liability, respectively, at June 29, 2008.  The $142,000 gain realized from the completion of the sale in July, including the termination of the sublease, has been recognized as a change in the estimate of the fair value of the Asset Held for Sale at June 29, 2008.

Research and Development

Research and development (R&D) expenses have not been significant in 2008.  We are currently planning to implement a centralized corporate-wide R&D program in the second half of 2008 to support new product development, primarily in our surgical products business.  Our R&D expenses will increase significantly as a result of this effort and may total up to $1.0 million or more annually.  The amounts invested will be dependent upon a number of factors, including our ability to obtain qualified personnel and the types of activities required for our product development.  In some cases we will develop extensions of current products.  In other cases we will develop products that are complementary to our existing product line and also develop new products.  We expect that this investment will accelerate our entrance into new markets, expand our offerings to new and existing customers, and support growth in our surgical products business.

Other

Interest income decreased to $297,000 in the second quarter of 2008 from $734,000 in 2007.  For the first half of 2008, interest income decreased to $756,000, from $1,123,000 in 2007.  These reductions were primarily due to the inclusion of $309,000 of one-time interest income in the 2007 periods related to $1.9 million of refunded federal income taxes.  The interest income was recognized in the second quarter of 2007 upon settlement of the IRS’ examination of the Company’s 2004 federal income tax return. Interest income also decreased in the 2008 periods due to lower yields on our investments.  Our investments consist primarily of short-term cash investments and high-credit quality corporate and municipal obligations, in accordance with our investment policies. Looking forward, we expect interest income to decrease due to the cash we utilized for the NeedleTech acquisition in July 2008.  Funds available for investment have and will continue to be utilized for our current and future expansion programs and strategic opportunities for growth and diversification. As funds continue to be used for these programs and activities, and as interest rates continue to change, we expect interest income to fluctuate accordingly.

Interest expense decreased from 2007 due to lower effective interest rates on the $7.5 million in outstanding borrowings under our $40.0 million credit facility.  Interest on outstanding borrowings is payable at LIBOR plus 1%.  The effective rate was 3.5% at June 29, 2008 compared to 6.3% at July 1, 2007.   Looking forward, interest expense can be expected to increase because we borrowed an additional $24.5 million under our credit facility in July 2008 related to our acquisition of NeedleTech.  Interest expense will also be affected going forward by changes in the effective rate.

Other non-operating expenses in the 2008 periods totaled $68,000 in the second quarter and $64,000 in the first half of the year.  This amount consists primarily of a $256,000 realized loss on marketable securities, offset by a $244,000 gain from the sale of scrap metal from one of our operating facilities.   The investment loss resulted from the liquidation of a bond fund at less than full value.    For more information on the risks related to our investments, see ‘Critical Accounting Policies”, “Liquidity and Capital Resources”, and “Item 3, Quantitative and Qualitative Disclosures About Market Risk”, all of which are included in this report. ,

Income Tax Expense

Our effective income tax rate for the second quarter and first half of 2008 was approximately 39% and 38%, respectively, compared to 39% for each of the comparable 2007 periods.   This rate includes federal and state income taxes and is higher than taxes computed at the statutory rates due to certain non-deductible items.

Looking forward, we expect our income tax rate in the third quarter of 2008 to be higher than the rate we have experienced to date.  At June 29, 2008, we have a deferred income tax asset totaling approximately $300,000 related to certain non-qualified stock options.  It is unlikely that these options will be exercised prior to their expiration in July 2008, as their exercise price significantly exceeds the current price of our common stock.  Under Statement of Financial Accounting Standards 123R, “Share-Based Payment” (“SFAS 123R”), differences between deductible temporary differences related to share based payments and the tax deduction that would result based on the current fair value of our shares cannot be considered in measuring the gross deferred tax asset or determining the need for a valuation allowance recognized under SFAS 123R.  In other words, prior to the expiration of these options, we cannot provide a valuation allowance for this deferred tax asset or otherwise write this asset off, even though we believe that the asset will not ultimately be realized.  Accordingly, this deferred tax asset will be charged to income tax expense in the third quarter of 2008, upon expiration of the related stock options.

Critical Accounting Policies

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

In addition to those critical accounting policies and estimates set forth in Item 7 in our Form 10-K for the year ended December 31, 2007, the following critical accounting policies and estimates should also be considered.

Marketable securities.  We review our investments in marketable securities for impairment based on both quantitative and qualitative criteria that include the extent to which cost exceeds market value, the duration of any market decline, our intent and ability to hold to maturity or expected recovery, and the creditworthiness of the issuer.  We perform research and analysis, and monitor market conditions to identify potential impairments.  Currently, we have not recognized any impairment charges related to our current investments in marketable securities.  However, due to the uncertainties related to the U.S. and global investment and credit markets, including markets related to auction rate securities, we are exposed to the risk of changes in fair value of our marketable securities in future periods, which may cause us to take impairment charges that we do not currently anticipate.  In the second quarter of 2008 we realized a loss of $256,000 when a highly rated bond fund that we were invested in unexpectedly liquidated at less than full value.  While we will continue to research, analyze and monitor our investments, we cannot predict what the effect of current investment and credit market circumstances might have on our portfolio going forward.  You can find more information related to the valuation of our marketable securities in Note H in the accompanying condensed consolidated financial statements, “Liquidity and Capital Resources” in Management’s Discussion and Analysis, and “Item 3, Quantitative and Qualitative Disclosures About Market Risk”, all of which are included in this report.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS No. 159, which we adopted on January 1, 2008, did not have a material impact on our consolidated financial statements. As permitted under SFAS 159, we have currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States.

In December 2007, the FASB issued SFAS 141R, Business Combinations, which we will adopt on January 1, 2009. This standard will significantly change the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. Among the more significant changes in the accounting for acquisitions are the following:

●	Transaction costs will generally be expensed. Certain such costs are presently treated as costs of the acquisition.

●
In-process research and development (IPR&D) will be accounted for as an asset, with the cost recognized as the research and development is realized or abandoned. IPR&D is presently expensed at the time of the acquisition.

●
Contingencies, including contingent consideration, will generally be recorded at fair value with subsequent adjustments recognized in operations. Contingent consideration is presently accounted for as an adjustment of purchase price.

●
Decreases in valuation allowances on acquired deferred tax assets will be recognized in operations. Such changes previously were considered to be subsequent changes in the allocation of the purchase price and were recorded as decreases in goodwill.

Generally, the effects of SFAS 141R will depend acquisitions occurring in 2009 and thereafter.  We will continue to follow SFAS 141, Business Combinations, as originally issued for our NeedleTech acquisition in July 2008.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3 (‘FSP FAS 142-3 “), Determination of the Useful Life of Intangible Assets.  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets.  The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. generally accepted accounting principles (“GAAP”).  FSP FAS 142-3 is effective for the Company beginning January 1, 2009.  The guidance for determining the useful life of intangible assets included in this FSP will be applied prospectively to intangible assets acquired after the January 1, 2009 effective date.  The Company is evaluating the impact of FSP FAS 142-3, and the potential impact of this statement on the Company’s consolidated financial statements has not been determined.

Liquidity and Capital Resources

We had cash, cash equivalent and marketable securities of $52.3 million at June 29, 2008, compared to $48.8 million at December 31, 2007. Marketable securities consist primarily of high-credit quality corporate and municipal obligations in accordance with our investment policies. The aggregate increase in cash, cash equivalents and marketable securities was primarily the result of cash generated from operations.

At June 29, 2008, our marketable securities included municipal auction rate securities with an estimated fair value of $8.5 million. Recent auctions of these securities have failed resulting in a lack of liquidity but do not represent a default in the underlying instrument.  We believe the failure of these auctions is symptomatic of the current state of the markets for all types of auction rate securities, and of the U.S. and global credit markets in general.  Standard & Poor’s rates the underlying credit of the issuers of our municipal auction rate securities as AA or higher, and we expect these securities ultimately will be liquidated at our estimate of fair value.  At December 31, 2007, we held municipal auction rate securities totaling $13.9 million.  During 2008, successful auctions liquidated $5.4 million of our municipal auction rate securities at full value and without incurring any losses, including $1.5 million in the second quarter of 2008.   We intend to hold the remaining securities until they can be sold in a market that facilitates orderly transactions or until they are called.  We do not expect to experience any liquidity problems or alter any business plans if we maintain our investments in these municipal auction rate securities indefinitely. However, due to the current uncertainties related to auction rate securities markets, and the U.S. and global credit markets generally, we are exposed to the risk of changes in fair value of these securities in future periods, which may cause us to take impairment charges that we do not currently anticipate.

In July 2008, we acquired all of the outstanding common stock of NeedleTech Products, Inc. (“NeedleTech”) for $47.8 million in cash, plus transaction costs.  We retained the cash and investments held by NeedleTech, which totaled approximately $5.0 million at June 30, 3008.  The purchase price is subject to a working capital adjustment.   We financed $24.5 million of the purchase price with borrowings on our existing $40.0 million credit facility, and paid the remainder from our current cash and investment balances.

Working capital was $72.1 million at June 29, 2008, compared to $62.3 million at December 31, 2007. We also have a Credit Agreement with a financial institution that provides for revolving borrowings of up to $40.0 million, including a $5.0 million sub-limit for letters of credit, through a credit facility, which expires on October 31, 2009. Borrowings of $7.5 million were outstanding under the Credit Agreement as of June 29, 2008.  Subsequent to June 29, 2008, we borrowed an additional $24.5 million under our Credit Agreement in connection with our acquisition of NeedleTech.  Total outstanding borrowings under our Credit Agreement were $32.0 million immediately following the acquisition.  Interest is payable quarterly at LIBOR plus 1% (effective rate of 3.5% at June 29, 2008).  Letters of credit, representing decommission funding required by the Georgia Department of Natural Resources, totaling $876,000 were outstanding under the Credit Agreement as of June 29, 2008. The Credit Agreement is unsecured, but provides for a lien to be established on substantially all of our assets (subject to certain exceptions) in the event certain events of default occur under the Credit Agreement. The Credit Agreement, as amended, contains representations and warranties, as well as affirmative, reporting and negative covenants, customary for financings of this type. Among other things, certain provisions of the Credit Agreement limit the incurrence of additional debt and require the maintenance of certain financial ratios and tests.  We were in compliance with these covenants as of June 29, 2008.

 Cash provided by operations was $5.2 million and $9.1 million during the six months ended June 29, 2008 and July 1, 2007, respectively. Cash provided by operations consists of net earnings plus non-cash expenses such as depreciation, amortization, deferred income taxes and changes in balance sheet items such as accounts receivable, inventories, prepaid expenses and payables.  The increase in inventories and accounts receivable as well as the payment of current taxes were the primary reasons for the reduction in cash provided from operations in 2008 as compared to 2007.  In the first half of 2007, we had net operating loss carryforwards for federal income taxes available to reduce the significant portion of income taxes that would otherwise have been payable.  All net operating loss carryforwards for federal income tax purposes were utilized by December 31, 2007.  In the second quarter of 2007, we also received a $1.9 million federal income tax refund plus $309,000 of related interest income.

At June 29, 2008, we had a deferred tax asset of $4.0 million related to our asset held for sale and contract termination liability.  Based upon completion of the sale of that asset and the termination of the contract liability in July 2008, we expect that this deferred income tax asset will reduce our income taxes payable by a like amount going forward.

Capital expenditures totaled $881,000 and $788,000 during the first six months of 2008 and 2007, respectively.  We expect capital expenditures in 2008 to continue to be higher than 2007 as we make investments primarily in the surgical products business.

Cash used by financing activities was $636,000 in the first half of 2008 consisting primarily of the payment of certain expenses for which we were indemnified and reimbursed by receipt of 190,000 shares of our common stock. Those shares were subsequently retired. Cash provided by financing activities was $157,000 in the first half of 2008 consisting of cash proceeds from our Employee Stock Purchase Plan and from the exercise of stock options.

 We expect to use cash in 2008 for the implementation of our corporate wide R&D program (see “Research and Development” above).  We may continue to use cash in 2008 to support growth in the surgical products segment, increased marketing and TheraSeed® support activities, and in the pursuit of additional diversification efforts such as product development and the purchase of technologies, products or companies.

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

Effective July 2007, CMS issued new reimbursement codes for brachytherapy sources. The codes are isotope specific and recognize the distinction between non-stranded versus stranded seeds, as mandated by the 2006 Act. In early November 2007, CMS again posted a final OPPS rule for calendar year 2008 with fixed prospective reimbursement rates for all brachytherapy source codes, including the new codes established in July 2007.

In December 2007, Congress passed the Medicare, Medicaid and SCHIP Extension Act of 2007 (the “2007 Act”), which once again superseded another CMS final OPPS rule by extending the existing “pass-through” reimbursement policies for brachytherapy seeds through June 30, 2008. Fixed reimbursement rates would have been scheduled to become effective on January 1, 2008 without the enactment of the 2007 Act. As a result of the 2007 Act, fixed reimbursement rates for seeds were delayed until July 1, 2008.

On July 15, 2008, the Medicare Improvements for Patients and Providers Act of 2008 (the “2008 Act”) was enacted into law.  The 2008 Act extends Medicare’s longstanding “pass-through” reimbursement policies for brachytherapy seeds administered in the hospital outpatient setting through December 31, 2009, ensuring that the Medicare program does not implement potentially restrictive caps on reimbursement during this period.  The 2008 Act is retroactive to July 1, 2008.  The potential for fixed reimbursement rates after the expiration of the 2008 Act on December 31, 2009 and other factors can be expected to lead to continued pricing pressure from hospitals and other health care providers. Any of these factors could have an adverse effect on brachytherapy revenue.

Forward Looking and Cautionary Statements

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, the accuracy of which is necessarily subject to risks and uncertainties, including, without limitation, statements regarding sales, marketing and distribution efforts, ordering patterns of customers, our direct sales organization and its growth and effectiveness, third-party reimbursement, CMS policy, sales mix, effectiveness and continuation of non-exclusive distribution agreements, pricing for the TheraSeed® and I-Seed devices, anticipated growth in the surgical products business segment, future cost of sales and gross margins, R&D efforts and expenses (including our centralized, corporate-wide R&D initiative), investment in additional personnel, infrastructure, and capital assets, SG&A expenses, other income, potential new products and opportunities, the potential effect of the NeedleTech Acquisition on our surgical products business and on our consolidated results generally, expected reductions in operating expenses from the sale of our Oak Ridge facility, expected changes in interest income and interest expenses, the effect on our results and cash flows from accounting for the income tax effect of the sale of our Oak Ridge facility and certain stock options expected to expire unexercised, results in general, plans and strategies for continuing diversification, plans to hold auction rate securities, and the sufficiency of our liquidity and capital resources. From time to time, we may also make other forward-looking statements relating to such matters as well as statements relating to anticipated financial performance, business prospects, technological developments and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with new product development cycles, effectiveness and execution of marketing and sales programs of our business segments and their distributors, competitive conditions and selling tactics of our competitors, potential changes in third-party reimbursement (including CMS), changes in product pricing by our brachytherapy business segment, changes in cost of materials used in production processes, continued acceptance of our products by the market, potential changes in demand for the  products manufactured and sold by our brachytherapy and surgical products segments, integration of acquired companies into the Theragenics organization, capitalization on opportunities for growth within our surgical products business segment, competition within the medical device industry, development and growth of new applications within our markets, competition from other methods of treatment, ability to execute on acquisition opportunities on favorable terms and successfully integrate any acquisitions, the ability to realize our estimate of fair value upon sale of auction rate securities that we hold, and the risks identified elsewhere in this report.  All forward looking statements and cautionary statements included in this document are made as of the date hereof based on information available to us, and we assume no obligation to update any forward looking statement or cautionary statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have generated substantial cash balances, portions of which are invested in securities that meet our requirements for quality and return.  At June 29, 2008, we had $40.4 million in cash and cash equivalents and $11.9 million of investments in marketable securities.  Our cash and cash equivalents represent cash deposits, and money market funds, which are invested with four financial institutions, commercial paper, and U.S. Treasury notes. Our marketable securities primarily represent investments in certificates of deposit and high-credit quality corporate and municipal obligations, in accordance with our investment policies. Certain of these cash, cash equivalents and marketable securities investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by sub-prime mortgage defaults and other credit related problems that have affected various sectors of the financial markets and caused credit and liquidity issues.  These market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.

At June 29, 2008, our marketable securities included municipal auction rate securities with an estimated fair value of $8.5 million. Recent auctions of these securities have failed resulting in a lack of liquidity but do not represent a default in the underlying instrument.  We believe the failure of these auctions is symptomatic of the current state of the markets for all types of auction rate securities, and of the U.S. and global credit markets in general.  Standard & Poor’s rates the underlying credit of the issuers of our municipal auction rate securities as AA or higher, and we expect these securities ultimately will be liquidated at our estimate of fair value.  At December 31, 2007, we held municipal auction rate securities totaling $13.9 million.  During 2008, successful auctions liquidated $5.4 million of our municipal auction rate securities at full value and without incurring any losses, including $1.5 million in the second quarter of 2008.  We intend to hold the remaining securities until they can be sold in a market that facilitates orderly transactions or until they are called.  We do not expect to experience any liquidity problems or alter any business plans if we maintain our investments in these municipal auction rate securities indefinitely.

We review our investments in marketable securities for impairment based on both quantitative and qualitative criteria that include the extent to which cost exceeds market value, the duration of any market decline, our intent and ability to hold to maturity or expected recovery, and the creditworthiness of the issuer.  We perform research and analysis, and monitor market conditions to identify potential impairments.  Currently, we have not recognized any impairment charges related to our current investments in marketable securities.  However, due to the uncertainties related to the U.S. and global investment and credit markets, including markets related to auction rate securities, we are exposed to the risk of changes in fair value of our marketable securities in future periods, which may cause us to take impairment charges that we do not currently anticipate.  In the second quarter of 2008 we realized a loss of $256,000 when a highly rated bond fund that we were invested in unexpectedly liquidated at less than full value.  While we will continue to research, analyze and monitor our investments, we cannot predict what the effect of current investment and credit market circumstances might have on our portfolio going forward.  You can find more information related to the valuation of our marketable securities in Note H in the accompanying condensed consolidated financial statements and “Critical Accounting Policies” and“Liquidity and Capital Resources” in Management’s Discussion and Analysis, all of which are included in this report.

As of June 29, 2008, we had borrowings of $7.5 million and letters of credit of approximately $876,000 outstanding under the terms of our Credit Agreement. Interest on outstanding borrowings is payable monthly at LIBOR plus 1% (effective rate of 3.5% as of June 29, 2008).  In July 2008 we borrowed an additional $24.5 million under our Credit Agreement, bringing the total outstanding borrowings to $32.0 million.  Accordingly, we are exposed to changes in interest rates on these borrowings.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 29, 2008, the end of the period covered by this report.

No changes in the Company’s internal control over financial reporting were identified as having occurred during the quarter ended June 29, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company’s annual meeting of stockholders was held on May 15, 2008.

(b)	John V. Herndon was elected to the board of directors to serve for a three-year term. Mr. Herndon received 24,749,024 votes for his election with 3,161,590 withholding authority.

(c)	Peter A. A. Saunders was elected to the board of directors to serve for a three-year term. Mr. Saunders received 26,779,348 votes for his election with 1,131,266 withholding authority.

(d)
The appointment of Dixon Hughes PLLC as the Company’s independent registered public accounting firm for the year ending December 31, 2008 was ratified with 27,597,782 votes for ratification, 251,683 votes against ratification and 61,149 abstentions.

Item 6. Exhibits

Exhibit No.	Title

2.1
Stock Purchase Agreement dated as of July 16, 2008 with respect to NeedleTech Products, Inc. by and among Theragenics Corporation, as Purchaser, Ronald Routhier, as Sellers’ Representative, the individual Stockholders of NeedleTech Products, Inc. listed on Schedule 1 to the Agreement, as Sellers, and Rockland Trust Company, as Special Fiduciary and Trustee (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed July 21, 2008).

10.1
Fourth Amendment to Credit Agreement by and among Theragenics Corporation, CP Medical Corporation, Galt Medical Corp. and Wachovia Bank, National Association, successor by merger to SouthTrust Bank, dated July 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 3, 2008).

10.2	Employment Agreement between NeedleTech Products, Inc. and Ronald Routhier, dated as of July 28, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 31, 2008)

10.3	Employment Agreement between NeedleTech Products, Inc. and Russell Small, dated as of July 28, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed July 31, 2008)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT:

THERAGENICS CORPORATION

Date: August 7, 2008	By:	/s/ M. Christine Jacobs
M. Christine Jacobs
Chief Executive Officer

Date: August 7, 2008	By:	/s/ Francis J. Tarallo
Francis J. Tarallo
Chief Financial Officer