Form 10-Q
period 2008-09-28
THERAGENICS CORP
filed 2008-11-06
CIK 795551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

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

As of November 3, 2008 the number of shares of $0.01 par value common stock outstanding was 33,246,191.

THERAGENICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

ASSETS
	September 28, 2008 (Unaudited)	December 31, 2007
CURRENT ASSETS
Cash and cash equivalents	$28,925	$28,666
Marketable securities – short-term	9,091	20,123
Trade accounts receivable, less allowance of $366 in 2008 and $372 in 2007	9,882	7,882
Inventories	11,999	7,644
Deferred income tax asset	3,075	1,664
Prepaid expenses and other current assets	2,183	1,338
TOTAL CURRENT ASSETS	65,155	67,317

PROPERTY AND EQUIPMENT
Buildings and improvements	22,866	22,579
Machinery and equipment	41,314	37,349
Office furniture and equipment	1,133	988
	65,313	60,916
Less accumulated depreciation	(36,029)	(34,327)
	29,284	26,589
Land and improvements	822	822
Construction in progress	508	561
PROPERTY AND EQUIPMENT, NET	30,614	27,972

Goodwill	67,824	38,658
Other intangible assets, net	22,076	11,881
Marketable securities – long-term	500	—
Asset held for sale	—	2,900
Other assets	87	93
	90,487	53,532
TOTAL ASSETS	$186,256	$148,821

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
(Amounts in thousands, except per share data)

LIABILITIES & SHAREHOLDERS’ EQUITY
	September 28, 2008 (Unaudited)	December 31, 2007
CURRENT LIABILITIES
Trade accounts payable	$1,800	$1,530
Accrued salaries, wages and payroll taxes	2,321	1,868
Income taxes payable	577	867
Other current liabilities	1,709	724
TOTAL CURRENT LIABILITIES	6,407	4,989

LONG-TERM LIABILITIES
Long-term debt	32,000	7,500
Deferred income taxes	10,564	1,369
Contract termination liability	—	1,487
Decommissioning retirement liability	635	602
Other long-term liabilities	304	255
TOTAL LONG-TERM LIABILITIES	43,503	11,213

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Common stock, authorized 100,000 shares of $0.01 par value, issued and outstanding, 33,243 in 2008 and 33,274 in 2007	332	333
Additional paid-in capital	72,732	72,918
Retained earnings	63,339	59,424
Accumulated other comprehensive loss	(57)	(56)
TOTAL SHAREHOLDERS’ EQUITY	136,346	132,619

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$186,256	$148,821

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
REVENUE
Product sales	$17,914	$15,757	$48,545	$46,348
License and fee income	192	244	710	679
	18,106	16,001	49,255	47,027
COST OF SALES	10,292	8,207	25,534	24,180
GROSS PROFIT	7,814	7,794	23,721	22,847

OPERATING EXPENSES
Selling, general & administrative	5,608	4,498	15,578	14,252
Amortization of purchased intangibles	683	469	1,620	1,406
Research & development	373	430	667	1,100
Change in estimated value of asset held for sale	—	—	(142)	—
Gain on sale of equipment	(8)	—	(5)	—
	6,656	5,397	17,718	16,758
EARNINGS FROM OPERATIONS	1,158	2,397	6,003	6,089

NON-OPERATING INCOME/(EXPENSE)
Interest income	173	530	929	1,653
Interest expense	(241)	(177)	(518)	(528)
Other	209	(1)	145	1
	141	352	556	1,126
EARNINGS BEFORE INCOME TAX	1,299	2,749	6,559	7,215
Income tax expense	658	986	2,644	2,740

NET EARNINGS	$641	$1,763	$3,915	$4,475

NET EARNINGS PER COMMON SHARE:
Basic	$0.02	$0.05	$0.12	$0.14
Diluted	$0.02	$0.05	$0.12	$0.13
WEIGHTED AVERAGE SHARES
Basic	33,000	33,118	33,089	33,101
Diluted	33,139	33,237	33,237	33,262

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Nine Months Ended
	September 28 2008	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$3,915	$4,475
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,944	4,711
Fair value adjustment from acquired inventory	490	—
Deferred income taxes	2,616	1,530
Gain on sale of equipment	(5)	—
Realized loss on marketable securities	254	5
Gain on sale of scrap metal	(457)	—
Provision for allowances	(1)	(70)
Share based compensation	481	575
Contract termination liability	(15)	(19)
Decommissioning retirement liability	33	30
Change in estimated value of asset held for sale	(142)	—
Changes in assets and liabilities:
Accounts receivable	(251)	(1,037)
Inventories	(818)	(239)
Prepaid expenses and other current assets	(596)	2,270
Other assets	11	(64)
Trade accounts payable	(17)	(542)
Accrued salaries, wages and payroll taxes	149	526
Income taxes payable	(867)	997
Other current liabilities	595	(330)
Other	49	303
Net cash provided by operating activities	9,368	13,121

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition, net of cash acquired	(45,518)	—
Purchases and construction of property and equipment	(1,269)	(1,223)
Proceeds from sale of equipment, including asset held for sale	1,576	—
Purchases of marketable securities	(8,000)	(22,900)
Maturities of marketable securities	5,859	14,976
Proceeds from sales of marketable securities	14,411	280
Net cash used by investing activities	(32,941)	(8,867)

The accompanying footnotes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)
(Amounts in thousands)

	Nine Months Ended
	September 28, 2008	September 30, 2007
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	24,500	—
Exercise of stock options and stock purchase plan	23	154
Retirement of common stock	(691)	—
Excess tax benefit from exercise of stock options	—	16
Net cash provided by financing activities	23,832	170

NET INCREASE IN CASH AND CASH EQUIVALENTS	$259	$4,424

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	28,666	18,258

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,925	$22,682

Supplementary cash flow disclosure:
Cash paid (recovered) for:
Interest	$454	$473
Taxes, net	$2,263	$(1,648)

Non-cash transactions:
Termination of lease underlying contract termination liability	$1,498	—

The accompanying footnotes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2008
(UNAUDITED)
(Amounts in thousands)

	Common Stock
	Number of Shares	Par value $0.01	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE, December 31, 2007	33,274	$333	$72,918	$59,424	$(56)	$132,619

Employee stock purchase plan	8	—	23	—	—	23

Retirement of common stock received in settlement for other receivable	(202)	(2)	(689)	—	—	(691)

Issuance of restricted units and restricted shares	186	1	(1)	—	—	—

Restricted units and restricted shares forfeited	(23)	—	—	—	—	—

Share based compensation	—	—	481	—	—	481

Other comprehensive income	—	—	—	—	(1)	(1)

Net earnings for the period	—	—	—	3,915	—	3,915

BALANCE, September 28, 2008	33,243	$332	$72,732	$63,339	$(57)	$136,346

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2008
(Unaudited)

NOTE A - BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The unaudited interim condensed consolidated financial statements included herein reflect the consolidated operations of Theragenics Corporation and its wholly-owned subsidiaries (collectively, “Theragenics” or the “Company”). All material intercompany accounts and transactions have been eliminated in consolidation. These statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the consolidated financial position, consolidated results of operations, consolidated cash flows and consolidated changes in shareholders’ equity for the periods presented. All such adjustments are of a normal recurring nature. Pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2007, included in the Form 10-K Annual Report filed by the Company. The December 31, 2007 condensed consolidated balance sheet included herein has been derived from the December 31, 2007 audited consolidated balance sheet included in the aforementioned Form 10-K.  The consolidated results of operations for the periods ended September 28, 2008 are not necessarily indicative of the results to be expected for a full year.

Theragenics Corporation is a medical device company serving the surgical products and cancer treatment markets, operating in two business segments. The Company’s surgical products business consists of wound closure, vascular access, and specialty needle products.  Wound closure includes sutures, needles, and other surgical products.  Vascular access includes introducers, guidewires, and related products.  Specialty needles include coaxial, biopsy, spinal and disposable veress needles, access trocars, and other needle based products.  The Company’s surgical products segment serves a number of markets and applications, including among other areas, interventional cardiology, interventional radiology, vascular surgery, orthopedics, plastic surgery, dental surgery, urology, veterinary medicine, pain management, endoscopy, and spinal surgery. The Company’s brachytherapy business manufactures and markets its premier product, the palladium-103 TheraSeed® device, and I-Seed, an iodine-125 based device, which are used primarily in the minimally invasive treatment of localized prostate cancer.

On July 28, 2008, the Company completed the acquisition of NeedleTech Products, Inc. (“NeedleTech”).  NeedleTech is a manufacturer of specialty needles and related medical devices, and a part of the Company’s surgical products segment.  See Note C, Acquisition of NeedleTech Products, Inc.

NOTE B – RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective for the Company on January 1, 2008.  However, in February 2008 the FASB released FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.  Accordingly, the Company has adopted the provisions of SFAS 157 only with respect to its financial assets and liabilities as of January 1, 2008. The Company will not apply the provisions of SFAS No. 157 until January 1, 2009 for the following major categories of nonfinancial assets and liabilities: goodwill, other intangible assets, and the decommissioning retirement liability. On October 10, 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Assets When the Market for That Asset is Not Active (which was effective upon issuance), to clarify the application of SFAS 157 in a market that is not active. The adoption of SFAS 157 for the Company’s financial assets and liabilities did not have a material impact on its consolidated financial statements.  The Company is currently assessing the potential effect on its consolidated financial statements of the adoption of SFAS 157 for its non-financial assets and liabilities, which the Company will adopt on January 1, 2009.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2008
(Unaudited)

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

Generally, the effects of SFAS 141R on the Company’s consolidated financial statements will depend on acquisitions occurring in 2009 and thereafter.  The Company followed SFAS 141, Business Combinations, as originally issued, for its NeedleTech acquisition in July 2008 (see Note C, Acquisition of NeedleTech Products, Inc.).

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3 (“FSP FAS 142-3”), Determination of the Useful Life of Intangible Assets.  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets.  The intent of  FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. generally accepted accounting principles.  FSP FAS 142-3 is effective for the Company beginning January 1, 2009.  The guidance for determining the useful life of intangible assets included in this FSP will be applied prospectively to intangible assets acquired after the January 1, 2009 effective date.  The Company is evaluating the impact of FSP FAS 142-3, and the potential impact of this statement on the Company’s consolidated financial statements has not been determined.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2008
(Unaudited)

NOTE C – ACQUISITION OF NEEDLETECH PRODUCTS, INC.

The Company acquired all of the outstanding common stock of NeedleTech Products, Inc. (“NeedleTech”) on July 28, 2008.  The total purchase price, including transaction costs, was approximately $43.5 million (net of cash, cash equivalents, and marketable securities acquired with an estimated fair value of approximately $5.8 million).  The purchase price was paid in cash, including $24.5 million of borrowings under the Company’s $40 million credit facility.  The purchase price is subject to a working capital adjustment, which is expected to be completed in the fourth quarter of 2008.

NeedleTech is a manufacturer of specialty needles and related medical devices.  NeedleTech’s current products include coaxial needles, biopsy needles, access trocars, brachytherapy needles, guidewire introducer needles, spinal needles, disposable veress needles, and other needle-based products.  End markets served include the cardiology, orthopedics, pain management, endoscopy, spinal surgery, urology, and veterinary medicine.  This transaction further diversifies Theragenics’ surgical products business and leverages the Company’s existing strengths within these markets.

This acquisition was accounted for under the purchase method of accounting, in accordance with SFAS No. 141, Business Combinations. Accordingly, the purchase price was allocated on a preliminary basis based on the fair values of the assets acquired and liabilities assumed at the date of acquisition, with the excess of the purchase price over the fair value of the net assets acquired recorded as goodwill. Results of operations of NeedleTech are included subsequent to the acquisition date.

Following is a summary of the fair value of the assets acquired and liabilities assumed, based on the preliminary allocation of the purchase price (in thousands):

	Estimated Fair value	Amortization life of intangible assets
Cash and cash equivalents	$3,754	—
Marketable securities	1,998	—
Other current assets	5,567	—
Equipment	3,615	—
Goodwill	29,166	Indefinite
Trade names	3,156	Indefinite
Customer relationships	7,668	7 years
Non-compete agreements	943	5 years
Backlog	150	3 months
Other assets	5	—
Current liabilities	(1,584)	—
Deferred income tax liability, short and long term	(5,166)	—
Net assets acquired	$49,272

The weighted average life of intangible assets subject to amortization is 6.7 years. The intangible assets acquired, including goodwill, are not expected to be deductible for income tax purposes.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2008
(Unaudited)

Pro Forma Information

The following unaudited pro forma summary combines the Company’s results with those of NeedleTech as if the acquisition had occurred at the beginning of each the periods presented.  This unaudited pro forma information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported for the periods presented had the acquisition been completed at the beginning of each the periods presented, and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
Revenue	$19,311	$20,358	$59,316	$59,460
Net earnings	$408	$1,770	$4,007	$4,918
Earnings per share
Basic	$0.01	$0.05	$0.12	$0.15
Diluted	$0.01	$0.05	$0.12	$0.15

Certain pro forma adjustments have been made to reflect the impact of the purchase transaction, primarily consisting of amortization of intangible assets with determinate lives, reductions in interest income as a result of cash used in the acquisition, increases in interest expense resulting from borrowings under the Company’s credit facility and income taxes to reflect the Company’s effective tax rate for the period.  Pro forma net earnings include pre-tax charges of $885,000 in each of the periods presented for amortization of the fair market value adjustments for inventory and backlog.

NOTE D – COMPREHENSIVE INCOME

The following table summarizes comprehensive income for the applicable period (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Comprehensive income:
Net earnings	$641	$1,763	$3,915	$4,475
Other comprehensive income, net of taxes:
Reclassification adjustment for realized loss included in net earnings	3	5	254	5
Unrealized gain (loss) on securities available for sale	(17)	5	(255)	20
Total other comprehensive income	(14)	10	(1)	25
Total comprehensive income	$627	$1,773	$3,914	$4,500

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2008
(Unaudited)

NOTE E - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method or weighted average cost method, which approximates FIFO. Market is replacement cost or net realizable value. The Company estimates reserves for inventory obsolescence based upon management’s judgment of future realization. Inventories were comprised of the following (in thousands):

	September 28, 2008	December 31, 2007
Raw materials	$4,940	$3,702
Work in process	3,235	1,463
Finished goods	3,468	2,211
Spare parts and supplies	914	913
	12,557	8,289
Allowance for obsolete inventory	(558)	(645)
Total	$11,999	$7,644

NOTE F - PROPERTY, EQUIPMENT, AND DEPRECIATION

In December 2007 the Company changed the estimated service lives of certain depreciable assets, mainly the cyclotron equipment used in its brachytherapy segment. The estimated service life of the cyclotron equipment was increased from 10 years to 15 years, and was based on, among other things, an assessment of the equipment’s operating and maintenance history and expected future performance. The Company accounted for this change as a change in estimate in accordance with SFAS No. 154, Accounting Changes and Error Corrections. Accordingly, this change was accounted for in the period of the change and will be accounted for in future periods. This change reduced depreciation expense by $318,000 and $1,194,000 from what would have been reported otherwise in the third quarter and first nine months of 2008, respectively.  This change is expected to reduce depreciation expense by approximately $200,000 in the fourth quarter of 2008, compared to what would have otherwise been reported.

NOTE G – CREDIT AGREEMENT

The Company has a credit agreement with a financial institution that provides for borrowings of up to $40.0 million, including a $5.0 million sub-limit for letters of credit (the “Credit Agreement”). At December 31, 2007, borrowings of $7.5 million were outstanding under the Credit Agreement at an interest rate of LIBOR plus 1% (effective rate of 6.2%).  In July 2008 the Company borrowed an additional $24.5 million under the Credit Agreement in connection with the NeedleTech acquisition.  Total outstanding borrowings were $32.0 million at September 28, 2008, at an interest rate of LIBOR plus 1% (effective rate of 3.5%).  All outstanding borrowings are due upon expiration of the Credit Agreement, which is October 31, 2009.

The Credit Agreement is unsecured, but provides for a lien to be established on substantially all of the assets of the Company (subject to certain exceptions) in the event certain events of default occur under the Credit Agreement. The Credit Agreement contains representations and warranties, as well as affirmative, reporting and negative covenants, customary for financings of this type. Among other things, certain provisions of the Credit Agreement limit the incurrence of additional debt and require the maintenance of certain financial ratios. The Company was in compliance with these debt covenants at September 28, 2008.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2008
(Unaudited)

NOTE H – INCOME TAXES

The Company’s effective income tax rate in the third quarter and first nine months of 2008 was approximately 51% and 40%, respectively, compared to 36% and 38% for each of the comparable 2007 periods.  These rates include federal and state income taxes. The tax rate in the 2008 periods were higher than taxes as calculated at the statutory rates primarily due to a $302,000 deferred income tax asset charged to income tax expense that was related to non-qualified stock options expiring unexercised in July 2008.  This expense was recorded in the third quarter of 2008 in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”).  Under SFAS 123R, the write-off of a deferred tax asset related to an item for which the amount deductible in a company’s tax return is less than the cumulative compensation expense recognized for financial reporting purposes is first offset to any remaining additional paid in capital from excess tax benefits from previous awards.  The remaining balance of the write-off of such a deferred tax asset is charged to the income statement. The Company had no additional paid in capital from excess tax benefits at the time the options expired.  Under SFAS 123R, differences between deductible temporary differences related to share based payments and the tax deduction that would result based on the current fair value of the Company’s shares cannot be considered in measuring the gross deferred tax asset or determining the need for a valuation allowance recognized.  Accordingly, the deferred tax asset was written off in the period in which the stock options expired and not in prior periods.

NOTE I - SHARE-BASED COMPENSATION

Stock Options

The following is a summary of activity in stock options outstanding during the first nine months of 2008 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate intrinsic value
Outstanding, beginning of period	1,415	$8.33
Granted	234	3.74
Exercised	~~--~~	~~--~~
Forfeited	(105)	5.83
Expired	(148)	20.29
Outstanding, end of period	1,396	$6.48	4.2	$	~~--~~
Exercisable at end of period	1,081	$7.15	2.8	$	~~--~~

The weighted grant date fair value of the stock options issued in 2008 was $1.93 per share and was estimated using the Black-Scholes options-pricing model using the following weighted average assumptions:

Expected dividend yield	0.0%
Expected volatility	50.6%
Risk-free interest rate	3.2%
Expected life	6 years

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

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2008
(Unaudited)

The Company recognizes compensation expense for option awards with graded vesting on a straight-line basis over the requisite service period for each separately vesting portion of the award. Compensation cost related to stock options totaled $36,000 and $192,000 for the three and nine months ended September 28, 2008, respectively and $61,000 and $167,000 for the three and nine months ended September 30, 2007, respectively.  As of September 28, 2008 there was approximately $399,000 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of approximately 1.5 years.  No stock options were exercised during the nine months ended September 28, 2008.  The total intrinsic value of options exercised was approximately $45,000 for the nine months ended September 30, 2007.

Restricted Stock

A summary of activity in non-vested restricted stock awards during the first nine months of 2008 follows (shares in thousands):

	Shares	Weighted average grant date fair value
Non-vested at January 1, 2008	161	$4.32
Granted	159	3.70
Vested	(53)	4.25
Forfeited	(23)	4.31
Non-vested at September 28, 2008	244	$3.87

Fair value of restricted shares granted to employees and directors is based on the fair value of the underlying common stock at the grant date.  The fair value of the restricted shares granted to non-employees is remeasured each period until they are vested based on the fair value of the underlying common stock. Compensation expense related to restricted stock totaled approximately $68,000 and $290,000 for the three and nine months ended September 28, 2008, respectively, and $98,000 and $267,000 for the three and nine months ended September 30, 2007, respectively. As of September 28 2008, there was approximately $548,000 of unrecognized compensation cost related to the restricted shares, which is expected to be recognized over a weighted average period of 1.6 years.  The total fair value of restricted stock vested was approximately $226,000 and $94,000 for the nine months ended September 28, 2008 and September 30, 2007, respectively.

Stock Units

Approximately 20,000 stock units were forfeited during the three and nine months ended September 28, 2008. There was no activity in stock units during 2008 or 2007 other than the aforementioned forfeitures, and no stock units were vested during the nine months ended September 28, 2008 or the nine months ended September 30, 2007.  As a result of the forfeitures, a benefit of approximately $36,000 and $5,000 was recorded for the three and nine months ended September 28, 2008, respectively.  For the three and nine months ended September 30, 2007, compensation expense related to stock units totaled approximately $49,000 and $136,000 respectively.  As of September 28, 2008, there was approximately $17,000 of unrecognized compensation cost related to the stock units, which is expected to be recognized over a weighted average period of 0.25 years.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2008
(Unaudited)

Employee Stock Purchase Plan

The Theragenics Corporation Employee Stock Purchase Plan (the “ESPP”) allows eligible employees the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each quarterly offering period. Compensation cost related to the ESPP totaled approximately $1,000 and $4,000 for the three and nine months ended September 28, 2008 and $2,000 and $5,000 for the three and nine months ended September 30, 2007, respectively.

NOTE J - DISTRIBUTION AGREEMENT AND MAJOR CUSTOMERS

Distribution Agreement

The Company’s brachytherapy business sells its TheraSeed® device directly to health care providers and to third party distributors.  The Company’s primary non-exclusive distribution agreement is with C. R. Bard (“Bard”) for the distribution of the TheraSeed® device (the “Bard Agreement”). The terms of the Bard Agreement provide for automatic one-year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current terms expires December 31, 2009 and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2008. The Bard Agreement gives Bard the non-exclusive right to distribute the TheraSeed® device in the U.S., Canada, and other international locations for the treatment of prostate cancer and other solid localized cancerous tumors. The Company also has a non-exclusive distribution agreement in place with a second distributor. Revenue generated from the second distributor is not material.

Major Customers

Sales to Bard under the Bard Agreement represented the following portion of segment and consolidated sales:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Brachytherapy seed product sales	51%	51%	51%	54%

Consolidated revenue	18%	26%	22%	28%

Accounts receivable from Bard under the Bard Agreement represented approximately 42% of brachytherapy accounts receivable and 16% of consolidated accounts receivable at September 28, 2008. At December 31, 2007, accounts receivable from Bard represented approximately 40% of brachytherapy accounts receivable and 24% of consolidated accounts receivable. One additional customer totaled 12% of brachytherapy accounts receivable and 5% of consolidated accounts receivable at September 28, 2008.

For the three and nine months ended September 28, 2008, no single customer equaled or exceeded 10% of surgical products sales.  For the three months ended September 30, 2007, one customer totaled 10% of surgical products sales.  No single customer equaled or exceeded 10% of surgical products sales for the nine months ended September 30, 2007.  No single customer equaled or exceeded 10% of surgical products accounts receivable at September 28, 2008.  One customer receivable represented approximately 23% of surgical products accounts receivable and 10% of consolidated accounts receivable at December 31, 2007.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2008
(Unaudited)

NOTE K – FAIR VALUE

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

The Company's adoption of SFAS No. 157 for its financial assets and liabilities did not have a material impact on its consolidated financial statements. The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. FSP FAS 157-2 delayed the effective date for all nonfinancial assets and liabilities until January 1, 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company will not apply the provisions of SFAS No. 157 until January 1, 2009 for the following major categories of nonfinancial assets and liabilities: goodwill, other intangible assets, and the decommissioning retirement liability.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at September 28, 2008 were as follows (in thousands):

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Marketable securities	$1,091	$-	$8,500	$9,591

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

Auction Rate Securities
Balance at January 1, 2008	$--
Realized gain (loss) included in earnings	--
Unrealized gain (loss) included in other comprehensive income	--
Purchases, sales and settlements, net	--
Transfers into Level 3	8,500
Balance at September 28, 2008	$8,500

Through December 31, 2007, the Company valued all of its marketable securities at fair value based on quoted market prices.  At September 28, 2008, $1,091,000 of marketable securities consisted of “A+” rated corporate bond funds and “AAA” rated asset backed securities.  These securities were valued at fair value based on quoted market prices.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2008
(Unaudited)

The remaining $8.5 million of marketable securities consisted of auction-rate securities (“ARS”), of which $8.0 million are subject to a publicly announced buy back program by one of the Company’s investment banks. During 2008, auctions for all ARS began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids.  For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks.  During the first half of 2008, the Company had sold at par $5.4 million in ARS without incurring any realized losses.  At September 28, 2008, the Company’s entire remaining ARS securities portfolio, consisting of four investments in ARS, was subject to failed auctions.  The Company estimated the fair value of its ARS based on its investment banks’ estimates of value, which equal the par value of the securities. The investment banks have notified the Company that they utilize internal models to estimate fair value based on, among other things, security yield, credit rating, and the average life of the assets in the portfolio.  Accordingly, the Company has not recorded any unrealized losses or impairment of the ARS. The estimated fair values could change significantly based on future market conditions. The Company will continue to assess the fair value of its ARS for substantive changes in relevant market conditions, changes in financial condition or other changes that may alter the Company’s estimates.  The Company may be required to record an unrealized holding loss or an impairment charge to earnings if it determines that its investment portfolio has incurred a decline in fair value that is temporary or other-than-temporary, respectively.

Three investments in ARS totaling $8.0 million are subject to a settlement made by Wachovia Securities, one of the Company’s investment banks, with the Securities and Exchange Commission and various regulators.  Under the terms of that settlement agreement, Wachovia agreed to reimburse its clients in full for the face value of certain ARS. This reimbursement is scheduled to take place between November 2008 and June 2009.  These $8 million of ARS qualify under the terms of this settlement, and the Company expects full liquidation at par in accordance with the terms of the settlement.  Accordingly, these ARS have been classified as current in the Company’s consolidated balance sheet.  To date, the Company has collected all interest due on these $8.0 million of ARS and expects to continue to do so in the future. These ARS are rated as “AAA” by Moody, and the contractual maturity of these securities range from July 2037 to June 2038.

One investment in ARS totaling $500,000 is not part of the Wachovia settlement noted above.  This ARS is rated “AA3” by Moody, and has a contractual maturity of July 2033.  To date, the Company has collected all interest due on this $500,000 of ARS and expects to continue to do so.  As a result of the continued failed auctions with this ARS and the uncertainty of when this investment could be liquidated at par, the Company has classified this security as long-term at September 28, 2008.

The Company intends to either hold its ARS until they are liquidated in accordance with the terms of the Wachovia Settlement, successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments come due according to the contractual maturities of the debt issues.   The Company believes that issuers and financial markets are exploring alternatives that may improve liquidity, although it is not yet clear when or if such efforts will be successful. The Company intends to hold its ARS until the full principal amount can be recovered through one of the means described above, and believes it has the ability to do so based on other sources of liquidity.

The Company reviews its investments in marketable securities for impairment based on both quantitative and qualitative criteria that include the extent to which cost exceeds market value, the duration of any market decline, the Company’s intent and ability to hold to maturity or expected recovery, and the creditworthiness of the issuer.  Management performs research and analysis, and monitors market conditions to identify potential impairments.  Currently, management has not recognized any impairment charges related to its current investments in marketable securities.  However, due to the uncertainties related to the U.S. and global investment and credit markets, including markets related to auction rate securities, the Company is exposed to the risk of changes in fair value of its marketable securities in future periods, which may cause it to take impairment charges that are not currently anticipated.  In the second quarter of 2008 the Company realized a loss of $256,000 when a highly rated bond fund that it was invested in unexpectedly liquidated at less than full value.  While management will continue to research, analyze and monitor our investments, it cannot predict what the effect of current investment and credit market circumstances might have on its portfolio going forward.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2008
(Unaudited)

NOTE L- SEGMENT REPORTING

Theragenics Corporation is a medical device company serving the surgical products and cancer treatment markets, operating in two business segments. The Company’s surgical products business consists of wound closure, vascular access, and specialty needle products.  Wound closure includes sutures, needles, and other surgical products.  Vascular access includes introducers, guidewires, and related products.  Specialty needles include coaxial, biopsy, spinal and disposable veress needles, access trocars, and other needle based products.  The Company’s surgical products segment serves a number of markets and applications, including among other areas, interventional cardiology, interventional radiology, vascular surgery, orthopedics, plastic surgery, dental surgery, urology, veterinary medicine, pain management, endoscopy, and spinal surgery. The Company’s brachytherapy business manufactures and markets its premier product, the palladium-103 TheraSeed® device, and I-Seed, an iodine-125 based device, which are used primarily in the minimally invasive treatment of localized prostate cancer.  The following tables provide certain information for these segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30 2007	September 28, 2008	September 30, 2007
Revenues
Surgical products	$11,444	$7,587	$27,208	$21,498
Brachytherapy seed	6,707	8,477	22,221	25,676
Intersegment eliminations	(45)	(63)	(174)	(147)
	$18,106	$16,001	$49,255	$47,027
Earnings (loss) from operations
Surgical products	$1,170	$1,160	$4,211	$2,766
Brachytherapy seed	(35)	1,244	1,774	3,335
Intersegment eliminations	23	(7)	18	(12)
	$1,158	$2,397	$6,003	$6,089
Increase in estimated value of asset held for sale
Surgical products	$--	$--	$--	$--
Brachytherapy seed	--	--	(142)	--
	$--	$--	$(142)	$--
Capital expenditures
Surgical products	$337	$376	$957	$832
Brachytherapy seed	51	59	312	391
	$388	$435	$1,269	$1,223
Depreciation and amortization
Surgical products	$1,059	$617	$2,347	$1,822
Brachytherapy seed	518	955	1,597	2,889
	$1,577	$1,572	$3,944	$4,711
Fair value adjustment from acquired inventory
Surgical products	$490	$–	$490	$–
Brachytherapy seed	–	–	–	–
	$490	$–	$490	$–

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

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2008
(Unaudited)

Supplemental information related to significant assets and liabilities follows (in thousands):

	September 28, 2008	December 31, 2007
Identifiable assets
Surgical products	$130,901	$74,450
Brachytherapy seed	55,414	79,359
Corporate investment in subsidiaries	110,939	61,667
Intersegment eliminations	(110,998)	(66,655)
	$186,256	$148,821
Goodwill
Surgical products	$65,246	$36,080
Brachytherapy seed	2,578	2,578
	$67,824	$38,658
Asset held for sale
Surgical products	$--	$--
Brachytherapy seed	--	2,900
	$--	$2,900
Other intangible assets
Surgical products	$22,075	$11,880
Brachytherapy seed	1	1
	$22,076	$11,881
Contract termination liability
Surgical products	$--	$--
Brachytherapy seed	--	1,513
	$--	$1,513

Information regarding revenue by geographic regions follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
United States	$16,114	$14,771	$44,234	$43,709
Europe	1,468	856	3,720	2,140
Other foreign countries	376	130	660	499
License fees (Canada)	148	244	641	679
	$18,106	$16,001	$49,255	$47,027

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
SEPTEMBER 28, 2008
(Unaudited)

NOTE M – EARNINGS PER SHARE

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

	Three Months Ended		Nine months ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net earnings	$641	$1,763	$3,915	$4,475

Weighted average common shares outstanding	33,000	33,118	33,089	33,101
Incremental common shares issuable under stock options and awards	139	119	148	161
Weighted average common shares outstanding assuming dilution	33,139	33,237	33,237	33,262
Earnings per share
Basic	$0.02	$0.05	$0.12	$0.14
Diluted	$0.02	$0.05	$0.12	$0.13

For both the three and nine months ended September 28 2008, potential common stock from approximately 1,396,000 stock options were not included in the diluted earnings per share calculation because their effect is antidilutive.  For the three and six months ended September 30, 2007, potential common stock from approximately 1,716,000 and 1,576,000 stock options, respectively, were not included in the diluted earnings per share calculation because their effect is antidilutive.

NOTE N – NON-OPERATING INCOME/(EXPENSE)

Other non-operating income/(expense) consists of the following:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Realized loss on marketable securities	$(2)	$--	$(254)	$--
Gain on sale of scrap metal	213	--	457	~~--~~
Miscellaneous	(2)	(1)	(58)	1
Total other	$209	$(1)	$145	$1

NOTE O – SALE OF OAK RIDGE FACILITY

On July 23, 2008, the Company completed the sale of its Oak Ridge, Tennessee facility.  At December 31, 2007, this facility was classified as a long term “Asset Held for Sale”, with the associated “Contract Termination Liability”, representing the underlying land sublease, classified as a liability.  As part of this transaction, the facility was sold and the underlying land sublease was terminated.   The $142,000 gain realized from the completion of the sale in July, including the termination of the sublease, was recognized as a change in the estimate of the fair value of the Asset Held for Sale in the second quarter of 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Theragenics Corporation is a medical device company serving the surgical products and cancer treatment markets, operating in two business segments.    The terms "Company", "we", "us", or "our" mean Theragenics Corporation and all entities included in our consolidated financial statements.

Our surgical products business consists of wound closure, vascular access, and specialty needle products.  Wound closure includes sutures, needles and other surgical products. Vascular access includes introducers, guidewires, and related products.  Specialty needles include coaxial, biopsy, spinal and disposable veress needles, access trocars, and other needle based products.  This segment serves a number of markets and applications, including among other areas, interventional cardiology, interventional radiology, vascular surgery, orthopedics, plastic surgery, dental surgery, urology, veterinary medicine, pain management, endoscopy, and spinal surgery.

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

We have substantially diversified our operations and revenues in recent years. Prior to 2003, our sole product was the palladium-103 TheraSeed® prostate cancer treatment device. In 2003, we began to market an iodine-125 based I-Seed prostate cancer treatment product. In May 2005, we expanded into the surgical products business with the acquisition of CP Medical Corporation (“CP Medical”) followed by the acquisition of Galt Medical Corp. (“Galt”) in August 2006. In July 2008, we acquired NeedleTech Products, Inc. (“NeedleTech”).  CP Medical, Galt, and NeedleTech comprise our surgical products business, which accounted for 63% and 55% of consolidated revenue for the three and nine months ended September 28, 2008, respectively.  Prior to May 2005, the brachytherapy seed business constituted 100% of our revenue.

 Acquisition of NeedleTech Products

We acquired all of the outstanding common stock of NeedleTech Products, Inc. (“NeedleTech”) on July 28, 2008.  The total purchase price, including transaction costs, was approximately $43.5 million (net of cash, cash equivalents, and marketable securities acquired of approximately $5.8 million).  We paid the purchase price in cash, including $24.5 million of borrowings under our $40 million credit facility.  The purchase price is subject to a working capital adjustment, which we expect to be completed in the fourth quarter of 2008.

NeedleTech, located in Attleboro, Massachusetts, is a manufacturer of specialty needles and related medical devices.  Their current products include coaxial needles, biopsy needles, access trocars, brachytherapy needles, guidewire introducer needles, spinal needles, disposable veress needles, and other needle-based products.  End markets served include the cardiology, orthopedics, pain management, endoscopy, spinal surgery, urology, and veterinary medicine markets.  We believe the acquisition of NeedleTech will forward our stated strategy of becoming a diversified medical device manufacturer, will increase our breadth of offerings to our existing customers and will expand our customer base of large leading-edge original equipment manufacturers (“OEM”). The results of NeedleTech’s operations were included in our consolidated results subsequent to acquisition.

The increase in the amortization of purchased intangibles in the 2008 periods is attributable to amortization associated with the intangible assets recorded in the NeedleTech acquisition.

Results of Operations

Revenue

Following is a summary of revenue by segment (in thousands):

	Three Months Ended			Nine Months Ended
	September 28, 2008	September 30, 2007	Change (%)	September 28, 2008	September 30, 2007	Change (%)
Surgical products	$11,444	$7,587	50.8%	$27,208	$21,498	26.6%
Brachytherapy seed
Product sales	6,515	8,233	(20.9%)	21,511	24,997	(13.9%)
License fees	192	244	(21.3%)	710	679	4.6%
Total brachytherapy seed	6,707	8,477	(20.9%)	22,221	25,676	(13.5%)
Intersegment eliminations	(45)	(63)	28.5%	(174)	(147)	(18.4%)
Consolidated	$18,106	$16,001	13.2%	$49,255	$47,027	4.7%

Revenue in our surgical products business increased 51% in the third quarter of 2008 and 27% in the first nine months of the year compared to the 2007 periods.  This growth was driven primarily by the acquisition of NeedleTech, and organic growth from new customers, expanded programs for existing customers, and continued growth of new products introduced in late 2006 and early 2007, mainly in our vascular access products.  Ordering patterns of our significant OEM customers and distributors also impacted 2008 revenue.  A significant portion of sales in our surgical products business is made to OEM customers and a network of distributors.  Ordering patterns of these customers vary and are difficult to predict.  Accordingly, surgical products revenue is subject to fluctuation on a quarter-to-quarter basis.

Brachytherapy seed revenue decreased 21% in the third quarter of 2008 and 14% in the first nine months of the year compared to the 2007 periods.  The decrease in product sales included a decline in sales to our main distributor of 22% in the third quarter and 18% in the first nine months of the year, compared to 2007.  Our direct product sales decreased 22% in the third quarter and 11% in the first nine months of 2008.  We believe the brachytherapy industry as a whole experienced softness in 2008, with fewer procedures performed.  We believe this softness is attributable to a number of factors, including competing treatments (especially those with favorable reimbursement levels), disruptive pricing from other brachytherapy providers, and uncertainties surrounding reimbursement.  In addition, our revenues continue to be affected by the disappointing performance of our main distributor.  The average selling price of the TheraSeed® device sold directly to hospitals and physicians during the third quarter and first nine months of 2008 was down slightly compared to the 2007 periods.

We have two non-exclusive distribution agreements in place for the distribution of the TheraSeed® device.  The primary distribution agreement is with C. R. Bard (“Bard”), which is effective through December 31, 2009 (the “Bard Agreement”). Sales to Bard under the Bard Agreement represented the following portion of segment and consolidated revenue:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
Brachytherapy seed product sales	51%	51%	51%	54%

Consolidated revenue	18%	26%	22%	28%

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

In May 2008, we entered into an exclusive license agreement for the rights to certain intellectual property related to a breast brachytherapy delivery system that we developed.  The term of the agreement is based on the life of any patents that result from the intellectual property licensed.  The licensee has the right to terminate the agreement if appropriate patents are not issued to us within four years.  The agreement provides for a minimal non-refundable initial license fee and a continuing royalty based upon sales subject to certain minimums.   The non-refundable initial license fee is being amortized over the expected life of the agreement.  License fee revenue under this agreement was not material in the third quarter or the first nine months of 2008 and is not expected to be material in 2009.

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

Operating income (loss) and costs and expenses

Following is a summary of operating income (loss) by segment (in thousands):

	Three Months Ended			Nine Months Ended
	September 28, 2008	September 30, 2007	Change (%)	September 28, 2008	September 30, 2007	Change ($)
Operating income (loss)
Surgical products	$1,170	$1,160	.9%	$4,211	$2,766	52.2%
Brachytherapy seed	(35)	1,244	(102.8%)	1,774	3,335	(46.8%)
Intersegment eliminations	23	(7)	428.6%	18	(12)	250.0%

Consolidated	$1,158	$2,397	(51.7%)	$6,003	$6,089	(1.4%)

Operating income in our surgical products segment for the third quarter of 2008 was flat compared to the second quarter of 2007.  Operating income in the first nine months of 2008 increased $1.4 million, or 52%, over the first nine months of 2007.  Operating results for the third quarter and first nine months of 2008 included $590,000 in non-cash NeedleTech acquisition related charges. These charges related to amortization of fair value adjustments to inventory and short-lived intangible assets, both arising from purchase accounting for NeedleTech.  We expect to record another $295,000 of these non-cash charges in the fourth quarter of 2008, and then these particular charges will not recur in 2009.  Exclusive of these charges, we experienced improvements in gross margins on product sales as a result of gaining scale from growth, product mix, and, to a limited extent, price increases in certain product lines.  The gross margins in our surgical products business are subject to fluctuation from product and sales channel mix.

Selling, general and administrative (SG&A) expenses in our surgical products business were 19% of revenue in both the third quarter of 2008 and 2007 and 21% of revenue in both the first nine months of 2008 and 2007.    The 2008 periods included a $164,000 benefit from an adjustment to reduce share based and long-term incentive compensation expense based on actual forfeitures experienced. This type of benefit to operating expenses is not expected to continue, although compensation related expenses may be adjusted from period to period based on actual forfeitures of share-based and long-term incentive compensation.    We expect to continue to invest in infrastructure in our surgical products business during the remainder of 2008 and in 2009, as investments are made to support anticipated future growth and as products are developed to address growth opportunities.  Looking forward, our quarterly results are expected to be affected by the timing of these investments.

In our brachytherapy business we recorded an operating loss of $35,000 in the third quarter of 2008, compared to $1.2 million of operating income in 2007.  For the year to date period, we recorded operating income of $1.8 million in 2008, compared to $3.3 million in 2007. These declines were primarily due to the lower revenue in 2008. Manufacturing related expenses in our brachytherapy business tend to be fixed in nature.  Accordingly, even modest declines in revenue have a negative impact on operating income.  Gross margins and operating income in our brachytherapy seed business are expected to continue to be highly dependent on sales levels, due to this high fixed cost component.   We also had other items affecting comparability of our brachytherapy results.   In the fourth quarter of 2007 we changed the estimated useful life of our cyclotrons from 10 years to 15 years.  This change reduced depreciation expense in our brachytherapy segment by $318,000 and $1.2 million from what would have been reported otherwise in the third quarter and first nine of 2008, respectively, over the comparable 2007 periods.  The 2007 periods included severance costs that were not incurred in 2008.  And finally, we sold our Oak Ridge building in the third quarter of 2008, and began to realize reduced expenses associated with maintaining that facility.  Excluding the reduction in depreciation expense, the effect of severance costs, and the reduction in operating expenses from the sale of our Oak Ridge building, total operating costs for the third quarter and first nine months of 2008 in our brachytherapy business were flat compared to 2007.  Looking forward, we expect brachytherapy operating expenses to decline approximately $400,000 to $500,000 annually as a result of the sale of our Oak Ridge facility in July 2008 and the elimination of the carrying costs related to that facility (see “Asset Held for Sale” below).

Asset Held for Sale

On July 23, 2008, we completed the sale of our Oak Ridge, Tennessee facility.  At December 31, 2007, this facility was classified as a long term “Asset Held for Sale”, with the associated “Contract Termination Liability”, representing the underlying land sublease, classified as a liability.  As part of this transaction, the facility was sold and the underlying land sublease was terminated.   The $142,000 gain realized from the completion of the sale in July, including the termination of the sublease, was recognized as a change in the estimate of the fair value of the Asset Held for Sale in the second quarter of 2008.

Research and Development

Research and development (R&D) expenses totaled $373,000 in the third quarter of 2008 and $667,000 in the year to date period.  In the third quarter of 2008 we implemented a R&D program to support new product development, primarily in our surgical products business.  Our R&D expenses will increase significantly as a result of this effort and may total up to $1.5 million annually.  The amounts invested will be dependent upon a number of factors, including our ability to obtain qualified personnel and the types of activities required for our product development.  In some cases we will develop extensions of current products.  In other cases we will develop products that are complementary to our existing product line and also develop new products.  We expect that this investment will accelerate our entrance into new markets, expand our offerings to new and existing customers, and support growth in our surgical products business.

Other

Interest income decreased to $173,000 in the third quarter of 2008 from $530,000 in 2007.  For the first nine months of 2008, interest income decreased to $929,000, from $1,653,000 in 2007.  These reductions were primarily due to fewer funds available for investment due to the use of cash for the NeedleTech acquisition and the inclusion of $309,000 of one-time interest income in the 2007 periods related to $1.9 million of refunded federal income taxes.  The interest income was recognized in the second quarter of 2007 upon settlement of the IRS’ examination of the Company’s 2004 federal income tax return. Interest income also decreased in the 2008 periods due to lower yields on our investments.  Lower yields have been a result of both our movement to more conservative investment, and declining yields in the marketplace.  With the exception of certain investments in auction rate securities (see Liquidity - Marketable Securities, and Critical Accounting Policies, below), our investments consist primarily of money funds, short term U.S. Treasury Bills, and high-credit quality corporate and municipal obligations, in accordance with our investment policies. Funds available for investment have and will continue to be utilized for our current and future expansion programs and strategic opportunities for growth and diversification. As funds continue to be used for these programs and activities, and as interest rates continue to change, we expect interest income to fluctuate accordingly.

The changes in our interest expense from 2007 to 2008 are primarily a result of two factors.  First, the effective interest rate on outstanding borrowings under our Credit Facility has steadily declined during 2008.  Our effective rate declined from 6.5% at January 1, 2008 to 4.1% at March 31, 2008.  Our rate then declined to 3.4% by September 28, 2008.  The effective rate on our borrowings is LIBOR plus 1%.  These declines reflect the decline in the LIBOR rate.  It is impossible for us to predict the future direction of the LIBOR rate or any interest rate, especially in the current economic and credit environment.  The second factor affecting our interest expense was an increase in borrowings under our Credit Facility.  On July 28, 2008, we increased our borrowings from $7.5 million to $32.0 million in connection with the NeedleTech acquisition. Interest expense in the year to date period decreased from $528,000 in 2007 to $518,000 in 2008, as the effect of the decline in our interest rate for the nine month period offset the increase in interest resulting from two months of additional borrowings outstanding (our additional borrowings were outstanding from July 28, 2008 to September 28, 2008).  In the third quarter interest expense increased from $177,000 in 2007 to $241,000 in 2008, due to the increased borrowings under our Credit Facility.  The increase over 2007 would have been greater had our effective interest rate not declined in 2008.    Looking forward, interest expense in the fourth quarter of 2008 and in the first three quarters of 2009 will increase as compared to their year over year periods due to the additional amounts outstanding under our Credit Facility.  Interest expense will also be affected by fluctuations in our effective interest rate, and any increases in borrowings or repayments of borrowings.

Other non-operating income in the 2008 periods totaled $209,000 in the third quarter and $145,000 in the first nine months of the year.  These amounts primarily consisted of gains from the sale of scrap metal from one of our operating facilities of $213,000 in the third quarter and $457,000 in the year to date period. Looking forward, we do not expect to continue to realize such gains in the near future.  Offsetting this gain for the nine month period in 2008 was a $254,000 realized loss on marketable securities.  The investment loss resulted primarily from the liquidation of a bond fund at less than full value.    For more information on the risks related to our investments, see ‘Critical Accounting Policies”, “Liquidity and Capital Resources”, and “Item 3, Quantitative and Qualitative Disclosures About Market Risk”, all of which are included in this report.

Income Tax Expense

Our effective income tax rate in the third quarter and first nine months of 2008 was approximately 51% and 40%, respectively, compared to 36% and 38% for each of the comparable 2007 periods.   This rate includes federal and state income taxes. The tax rate in the third quarter of 2008 was significantly higher than our normal rates because of the non-cash write off of a deferred income tax asset related to certain non-qualified stock options.  These options expired unexercised in the third quarter, requiring us to write off the $302,000 deferred tax asset associated with them in that period. This income tax expense amount is not related to the amount of pre-tax income and, accordingly, has a significant effect on the tax rate.  The 2008 year to date tax rate was also affected by this charge.  However, the effect on the year to date tax rate was less than the effect on the rate in the third quarter because of the higher pre-tax income amount in the nine month period. Looking forward, we expect our income tax rates to be comparable to those reported during 2007 and the first half of 2008.

We previously reported that we expected to record this income tax charge related to certain non-qualified stock options in the third quarter of 2008.   In prior periods, it appeared unlikely that these options would be exercised prior to their expiration, as their exercise price significantly exceeded the market price of our common stock.  However, under Statement of Financial Accounting Standards 123R, “Share-Based Payment” (“SFAS 123R”), differences between deductible temporary differences related to share based payments and the tax deduction that would result based on the current fair value of our shares cannot be considered in measuring the gross deferred tax asset or determining the need for a valuation allowance recognized under SFAS 123R.  In other words, prior to the expiration of these options, SFAS 123R prohibited the recording of a valuation allowance for the related deferred tax asset or the writing off of this asset, even though we believed that the asset would not ultimately be realized.  Under SFAS 123R, a company is permitted to record these kinds of charges to an “APIC Pool”, if one exists.  If an APIC Pool does not exist, then these amounts must be recorded as income tax expense.  Generally speaking, an “APIC Pool” is the cumulative amount by which income tax deductions for share-based payments have exceeded financial statement expenses.  We did not have such an APIC Pool when the options expired and, accordingly, the charge was recorded as income tax expense in the period in which the options expired.

Goodwill

In accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we perform an assessment of goodwill impairment annually, or more frequently if events or changes in circumstances indicate that impairment in the value of goodwill recorded on our balance sheet may exist.  We typically perform our annual assessment during the fourth quarter of each year, which coincides with the timing of our annual budgeting and forecasting process. In order to estimate the fair value of goodwill, we typically make various assumptions about the future prospects for the reporting unit that the goodwill relates to, consider market factors specific to that reporting unit, and estimate future cash flows to be generated by that reporting unit.  Assumptions used in these assessments are consistent with our internal planning.

We recorded $29.2 million of goodwill in connection with our acquisition of NeedleTech in the third quarter of 2008.  This was based on a preliminary allocation of the purchase price, prior to a possible working capital adjustment to the purchase price, in accordance with the terms of the purchase agreement.  We expect any working capital adjustment and any other adjustments to the allocation of purchase price to be completed in the fourth quarter of 2008.

The total amount of goodwill on our balance sheet at September 28, 2008 was $67.8 million.  $65.2 million is related to our surgical products segment, and $2.6 million is related to our brachytherapy segment.  Recent events in the U.S. and global credit markets, banking and financial markets, and negative economic news in general, have caused significant volatility in the prices of common stocks listed on the U.S. and global stock exchanges.  A significant amount of volatility has occurred in October 2008 through the current date and most commentators expect such volatility to continue, at least in the near term, and possibly longer term.  Our common stock is listed and traded on the New York Stock Exchange (“NYSE”).  The trading prices of many companies, including our own, have declined significantly during this period, along with significant declines in the overall market value of the composite of all shares traded on the stock exchanges.  Accordingly, we considered whether our share price, as quoted by the NYSE, in relation to the carrying value of our net assets indicated that our goodwill was impaired.  We considered, among other things, our recent operating performance and results, recent and expected future cash flows, recent events in the banking, finance, credit and stock markets, and other factors.  As a result, we have concluded that the recent events and circumstances as disclosed above did not require us to perform an assessment of goodwill impairment in the third quarter.

We expect to perform our annual test of impairment of goodwill in December 2008, in accordance with our standard policies and practices.  In accordance with SFAS 142, we will also continue to monitor changing circumstances and events that may indicate that impairment of the value of our goodwill may exist.  This may result in charges to our statements of income in future reporting periods if we determine that goodwill has been impaired at a future date.

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

Marketable securities.  We review our investments in marketable securities for impairment based on both quantitative and qualitative criteria that include the extent to which cost exceeds market value, the duration of any market decline, our intent and ability to hold to maturity or expected recovery, and the creditworthiness of the issuer.  We perform research and analysis, and monitor market conditions to identify potential impairments.  Currently, we have not recognized any impairment charges related to our current investments in marketable securities.  However, due to the uncertainties related to the U.S. and global investment and credit markets, including markets related to auction rate securities, we are exposed to the risk of changes in fair value of our marketable securities in future periods, which may cause us to take impairment charges that we do not currently anticipate.  In the second quarter of 2008 we realized a loss of $256,000 when a highly rated bond fund that we were invested in unexpectedly liquidated at less than full value.  While we will continue to research, analyze and monitor our investments, we cannot predict what the effect of current investment and credit market circumstances might have on our portfolio going forward.  You can find more information related to the valuation of our marketable securities in Note K in the accompanying condensed consolidated financial statements, “Liquidity and Capital Resources” in Management’s Discussion and Analysis, and “Item 3, Quantitative and Qualitative Disclosures About Market Risk”, all of which are included in this report.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 was effective for us on January 1, 2008.  However, in February 2008 the FASB released FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.  Accordingly, we have adopted the provisions of SFAS 157 only with respect to our financial assets and liabilities as of January 1, 2008. We will not apply the provisions of SFAS No. 157 until January 1, 2009 for the following major categories of nonfinancial assets and liabilities: goodwill, other intangible assets, and the decommissioning retirement liability.  On October 10, 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Assets When the Market for That Asset is Not Active (which was effective upon issuance), to clarify the application of SFAS 157 in a market that is not active.  The adoption of SFAS 157 for our financial assets and liabilities did not have a material impact on our consolidated financial statements.  We are currently assessing the potential effect on our consolidated financial statements of the adoption of SFAS 157 for our non-financial assets and liabilities, which we will adopt on January 1, 2009.

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

Generally, the effects of SFAS 141R on our consolidated financial statements will depend on acquisitions occurring in 2009 and thereafter.  We followed SFAS 141, Business Combinations, as originally issued for our NeedleTech acquisition in July 2008.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3 (‘FSP FAS 142-3 “), Determination of the Useful Life of Intangible Assets.  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets.  The intent of the FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. generally accepted accounting principles (“GAAP”).  FSP FAS 142-3 is effective beginning January 1, 2009.  The guidance for determining the useful life of intangible assets included in this FSP will be applied prospectively to intangible assets acquired after the January 1, 2009 effective date.  We are evaluating the impact of FSP FAS 142-3, and the potential impact of this statement on our consolidated financial statements has not been determined.

Liquidity and Capital Resources

Cash Flows

We had cash, cash equivalent and marketable securities of $38.5 million at September 28, 2008, compared to $48.8 million at December 31, 2007. For a description of our marketable securities, please see “Marketable Securities” below. Working capital was $58.7 million at September 28, 2008, compared to $62.3 million at December 31, 2007. We believe that current cash and investment balances and cash from future operations and credit facilities will be sufficient to meet our current anticipated working capital and capital expenditure requirements. In the event additional financing becomes necessary, we may choose to raise those funds through other means of financing as appropriate.

In July 2008, we acquired all of the outstanding common stock of NeedleTech Products, Inc. (“NeedleTech”) for $49.3 million in cash including transaction costs.  We retained the cash, cash equivalents and marketable securities held by NeedleTech, which had an estimated fair value of approximately $5.8 million at July 28, 2008.  The purchase price is subject to a working capital adjustment, which we expect to be completed in the fourth quarter of 2008.   We financed $24.5 million of the purchase price with borrowings on our existing $40.0 million credit facility, and paid the remainder from our current cash and investment balances.

Cash provided by operations was $9.4 million and $13.1 million during the nine months ended September 28, 2008 and September 30, 2007, respectively. Cash provided by operations consists of net earnings plus non-cash expenses such as depreciation, amortization, deferred income taxes and changes in balance sheet items such as accounts receivable, inventories, and payables.  The primary reasons for the decline in cash from operations in 2008 include an increase in inventories, resulting from the growth in the surgical products segment, and an increase in income taxes paid of approximately $3.9 million.  During 2007, we utilized net operating loss carryforwards to reduce a substantial portion of current income taxes that would have otherwise been payable.  We also received a federal income tax refund of $1.9 million during 2007.  All net operating loss carryforwards for federal income tax purposes were utilized by December 31, 2007.

At June 30, 2008, we had a deferred tax asset of approximately $4.0 million related to our asset held for sale and contract termination liability.  This deferred tax asset arose because we were unable to deduct for income tax purposes the loss we recorded in our financial statements related to the write off of that asset.  We recorded the financial statement expense in 2005, in connection with our 2005 restructuring.  The sale of that asset and the termination of the contract liability were completed in July 2008.  Accordingly, we expect to be able to utilize the tax deduction in 2008 and reduce future income tax payments and/or obtain refunds of income taxes previously paid by a total of approximately $4.0 million. This is a one time benefit that affects our income tax payments, and we do not expect this to have an effect on our reported amounts of income tax expense, or our effective income tax rates.

Capital expenditures totaled $1.3 million and $1.2 million during the first nine months of 2008 and 2007, respectively.  We expect capital expenditures in 2008 to continue to be higher than 2007 as we make investments primarily in the surgical products business.

Cash provided by financing activities in the first nine months of 2008 consist primarily of the $24.5 million proceeds from our Credit Facility, which was used in our NeedleTech acquisition, offset by $691,000 for the payment of certain expenses for which we were indemnified and reimbursed by receipt of 202,000 shares of our common stock.  Those shares were subsequently retired.  Cash provided by financing activities was $170,000 in the first nine months of 2007 consisting of cash proceeds from our Employee Stock Purchase Plan and from the exercise of stock options.

 We expect to use cash in 2008 for the implementation of our corporate wide R&D program (see “Research and Development” above).  We may continue to use cash in 2008 to support growth in the surgical products segment, for increased marketing and TheraSeed® support activities, and in the pursuit of additional diversification efforts such as product development and the purchase of technologies, products or companies.

Marketable Securities

We held $9.6 million of marketable securities at September 28, 2008.  This included $1.1 million of “A+” rated corporate bond funds and “AAA” rated asset backed securities.  These securities were valued at fair value based on quoted market prices.

The remaining $8.5 million of marketable securities consisted of auction-rate securities (“ARS”), of which $8.0 million are subject to a publicly announced buy back program by one of our investment banks. During 2008, auctions for all ARS began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids.  For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks.  During the first half of 2008 we sold at par $5.4 million of ARS without incurring any realized losses.  At September 28, 2008, our entire remaining ARS securities portfolio, consisting of four investments in ARS, was subject to failed auctions.  We estimated the fair value of our ARS at September 28, 2008 based on our investment banks’ estimates of value, which equals the par value of the securities. Our investment banks have notified us that they utilize internal models to estimate fair value based on, among other things, security yield, credit rating, and the average life of the assets in the portfolio.  Accordingly, we have not recorded any unrealized losses or impairment of the ARS. The estimated fair values could change significantly based on future market conditions. We will continue to assess the fair value of our ARS for substantive changes in relevant market conditions, changes in financial condition or other changes that may alter our estimates.  We may be required to record an unrealized holding loss or an impairment charge to earnings if we determine that our investment portfolio has incurred a decline in fair value that is temporary or other-than-temporary, respectively.

Three investments in ARS totaling $8.0 million are subject to a settlement made by Wachovia Securities, one of our investment banks, with the Securities and Exchange Commission and various regulators.  Under the terms of that settlement agreement, Wachovia agreed to reimburse its clients in full for the face value of the ARS.  These reimbursements are scheduled to take place between November 2008 and June 2009.  This $8.0 million of our ARS qualify under the terms of this settlement, and we expect full liquidation at par in accordance with the terms of the settlement.  Accordingly, these ARS have been classified as current in our consolidated balance sheet.  To date, we have collected all interest due on these $8.0 million of ARS and expect to continue to do so in the future.  These ARS are rated as “AAA” by Moody, and the contractual maturity of these securities range from July 2037 to June 2038.

One investment in ARS totaling $500,000 is not part of the Wachovia settlement noted above.  This ARS is rated “AA3” by Moody, and has a contractual maturity of July 2033.  To date, we have collected all interest due on this $500,000 of ARS and expect to continue to do so.  As a result of the continued failed auctions with this ARS and the uncertainty of when this investment could be liquidated at par, we have classified this security as long-term at September 28, 2008.

We intend to hold our ARS until they are either liquidated in accordance with the terms of the Wachovia Settlement, successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments come due according to the contractual maturities of the debt issues.   We believe that issuers and financial markets are exploring alternatives that may improve liquidity, although it is not yet clear when or if such efforts will be successful. We intend to hold our ARS until the full principal amount can be recovered through one of the means described above, and believe we have the ability to do so based on other sources of liquidity.

We review our investments in marketable securities for impairment based on both quantitative and qualitative criteria that include the extent to which cost exceeds market value, the duration of any market decline, our intent and ability to hold to maturity or expected recovery, and the creditworthiness of the issuer.  We perform research and analysis, and monitor market conditions to identify potential impairments.  Currently, we have not recognized any impairment charges related to our current investments in marketable securities.  However, due to the uncertainties related to the U.S. and global investment and credit markets, including markets related to auction rate securities, we are exposed to the risk of changes in fair value of our marketable securities in future periods, which may cause us to take impairment charges that are not currently anticipated.  In the second quarter of 2008 we realized a loss of $256,000 when a highly rated bond fund that we were invested in unexpectedly liquidated at less than full value.  While we will continue to research, analyze and monitor our investments, we cannot predict what the effect of current investment and credit market circumstances might have on our portfolio going forward.

Credit Agreement

We have a Credit Agreement with a financial institution that provides for revolving borrowings of up to $40.0 million, including a $5.0 million sub-limit for letters of credit, through a credit facility, which expires on October 31, 2009. Borrowings of $32.0 million were outstanding under the Credit Agreement as of September 28, 2008.  Interest is payable quarterly at LIBOR plus 1% (effective rate of 3.5% at September 28, 2008).  Letters of credit, representing decommission funding required by the Georgia Department of Natural Resources, totaling $876,000 were outstanding under the Credit Agreement as of September 28, 2008. The Credit Agreement is unsecured, but provides for a lien to be established on substantially all of our assets (subject to certain exceptions) in the event certain events of default occur under the Credit Agreement. The Credit Agreement, as amended, contains representations and warranties, as well as affirmative, reporting and negative covenants, customary for financings of this type. Among other things, certain provisions of the Credit Agreement limit the incurrence of additional debt and require the maintenance of certain financial ratios and tests.  We were in compliance with these covenants as of September 28, 2008.

U.S. and global market and economic conditions continue to be disrupted and volatile, and the disruption has been particularly acute in the financial sector. Although we believe we have not suffered any material liquidity issues as a result of these recent events, the cost and availability of funds may be adversely affected by, among other things, illiquid credit markets.  Our $40 million credit facility expires in October 2009.  Continued disruption in U.S. and global markets could adversely affect our ability to renew this credit facility and any renewed facility may be under terms that are not as favorable as the current credit facility.  The negative impact of recent adverse changes in the credit markets generally or our inability to obtain financing on favorable terms, if at all, may have a material adverse effect on our results of operations and business.

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

In December 2007, Congress passed the Medicare, Medicaid and SCHIP Extension Act of 2007 (the “2007 Act”), which once again superseded another CMS final OPPS rule by extending the existing “pass-through” reimbursement policies for brachytherapy seeds through June 30, 2008. Fixed reimbursement rates would have become effective on January 1, 2008 without the enactment of the 2007 Act. As a result of the 2007 Act, fixed reimbursement rates for seeds were delayed until July 1, 2008.

On July 15, 2008, the Medicare Improvements for Patients and Providers Act of 2008 (the “2008 Act”) was enacted into law.  The 2008 Act extends Medicare’s longstanding “pass through” reimbursement policies for brachytherapy seeds administered in the hospital outpatient setting through December 31, 2009, ensuring that the Medicare program does not implement potentially restrictive caps on reimbursement during this period.  The 2008 Act is retroactive to July 1, 2008.  The potential for fixed reimbursement rates after the expiration of the 2008 Act on December 31, 2009 and other factors can be expected to lead to continued pricing pressure from hospitals and other health care providers. Any of these factors could have an adverse effect on brachytherapy revenue.

Forward Looking and Cautionary Statements

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, the accuracy of which is necessarily subject to risks and uncertainties, including, without limitation, statements regarding sales, marketing and distribution efforts, ordering patterns of customers, our direct sales organization and its growth and effectiveness, third-party reimbursement, CMS policy, sales mix, effectiveness and continuation of non-exclusive distribution agreements, pricing for the TheraSeed® and I-Seed devices, anticipated growth in the surgical products business segment, future cost of sales and gross margins, R&D efforts and expenses (including our centralized, corporate-wide R&D initiative), investment in additional personnel, infrastructure and capital assets, SG&A expenses, other income, potential new products and opportunities, the potential effect of the NeedleTech acquisition on our surgical products business and on our consolidated results generally, expected reductions in operating expenses from the sale of our Oak Ridge facility, expected changes in interest income and interest expenses, the effect on our results and cash flows from accounting for the income tax effect of the sale of our Oak Ridge facility, future results in general, plans and strategies for continuing diversification, valuation of auction rate securities and other marketable securities, and the sufficiency of our liquidity and capital resources. From time to time, we may also make other forward-looking statements relating to such matters as well as statements relating to anticipated financial performance, business prospects, technological developments and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with new product development cycles, effectiveness and execution of marketing and sales programs of our business segments and their distributors, competitive conditions and selling tactics of our competitors, potential changes in third-party reimbursement (including CMS), changes in product pricing by our brachytherapy business segment, changes in cost of materials used in production processes, continued acceptance of our products by the market, potential changes in demand for the products manufactured and sold by our brachytherapy and surgical products segments, integration of acquired companies into the Theragenics organization, capitalization on opportunities for growth within our surgical products business segment, competition within the medical device industry, development and growth of new applications within our markets, competition from other methods of treatment, ability to execute on acquisition opportunities on favorable terms and successfully integrate any acquisitions, the ability to realize our estimate of fair value upon sale or other liquidation of auction rate securities and other marketable securities that we hold, volatility in U.S. and global stock markets, economic conditions generally, potential changes in tax rates and market interest rates, the effect of current difficulties in the credit markets on our business, our ability to renew  or replace our current credit facility and the current expectation that a renewed or replacement credit facility would be on less favorable terms than the current facility in view of current market conditions, the impact of future events and conditions on our assessment of goodwill that could result in recording impairment charges, and the risks identified elsewhere in this report.  All forward looking statements and cautionary statements included in this document are made as of the date hereof based on information available to us, and we assume no obligation to update any forward looking statement or cautionary statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have generated substantial cash balances, portions of which are invested in marketable securities that meet our requirements for quality and return.  At September 28, 2008, we had $28.9 million in cash and cash equivalents and $9.6 million of investments in marketable securities.  Our cash and cash equivalents represent cash deposits, and money market funds, which are invested with four financial institutions, commercial paper, and U.S. Treasury notes. Our marketable securities primarily represent investments in high-credit quality corporate and municipal obligations, in accordance with our investment policies. Certain of these cash, cash equivalents and marketable securities investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by sub-prime mortgage defaults and other credit related problems that have affected various sectors of the financial markets and caused credit and liquidity issues.  These market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.

We held $9.6 million of marketable securities at September 28, 2008.  This included $1.1 million of “A+” rated corporate bond funds and “AAA” rated asset backed securities.  These securities were valued at fair value based on quoted market prices.  We also held $8.5 million of auction-rate securities at September 28, 2008, valued at our estimate of their fair value, which equaled par.  During 2008, auctions for all ARS began to fail due to insufficient buyers, and the timing and extent of the ultimate liquidation of these securities is uncertain.  $8.0 million of our auction-rate securities are subject to a settlement made by one of our investment banks, and we expect full liquidation at par in accordance with the terms of the settlement.  You can find more information related to the valuation of our marketable securities, the settlement with our investment bank, and other items related to these securities in Note K in the accompanying condensed consolidated financial statements and “Critical Accounting Policies” and “Liquidity and Capital Resources” in Management’s Discussion and Analysis, all of which are included in this report.

We review our investments in marketable securities for impairment based on both quantitative and qualitative criteria that include the extent to which cost exceeds market value, the duration of any market decline, our intent and ability to hold to maturity or expected recovery, and the creditworthiness of the issuer.  We perform research and analysis, and monitor market conditions to identify potential impairments.  Currently, we have not recognized any impairment charges related to our current investments in marketable securities.  However, due to the uncertainties related to the U.S. and global investment and credit markets, including markets related to auction rate securities, we are exposed to the risk of changes in fair value of our marketable securities in future periods, which may cause us to take impairment charges that are not currently anticipated.  In the second quarter of 2008 we realized a loss of $256,000 when a highly rated bond fund that we were invested in unexpectedly liquidated at less than full value.  While we will continue to research, analyze and monitor our investments, we cannot predict what the effect of current investment and credit market circumstances might have on our portfolio going forward.

As of September 28, 2008, we had borrowings of $32.0 million and letters of credit of approximately $876,000 outstanding under the terms of our Credit Agreement. Interest on outstanding borrowings is payable monthly at LIBOR plus 1% (effective rate of 3.5% as of September 28, 2008).  Accordingly, we are exposed to changes in interest rates on these borrowings.

U.S. and global market and economic conditions continue to be disrupted and volatile, and the disruption has been particularly acute in the financial sector. Although we believe we have not suffered any material liquidity issues as a result of these recent events, the cost and availability of funds may be adversely affected by, among other things, illiquid credit markets.  Our $40 million credit facility expires in October 2009.  Continued disruption in U.S. and global markets could adversely affect our ability to renew this credit facility and any renewed facility may be under terms that are not as favorable as the current credit facility.  The negative impact of recent adverse changes in the credit markets generally or our inability to obtain financing on favorable terms, if at all, may have a material adverse effect on our results of operations and business.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 28, 2008, the end of the period covered by this report. The Company acquired NeedleTech Products, Inc. (“NeedleTech”) on July 28, 2008.  Since the date of acquisition, the Company has been focusing on analyzing, evaluating, and implementing changes in NeedleTech’s procedures and controls to determine their effectiveness and to make them consistent with our disclosure controls and procedures.  Prior to our acquisition of NeedleTech, they were not required to maintain disclosure controls and procedures or maintain, document and assess internal control over financial reporting, in each case as required under the rules and regulation of the U.S. Securities and Exchange Commission.  Accordingly, we expect that it will take several months to continue to analyze NeedleTech’s procedures and controls and expect to make additional changes to those controls in the future.  As permitted by guidance issued by the staff of the U.S. Securities and Exchange Commission, NeedleTech has been excluded from the scope of our quarterly discussion of material changes in internal control over financial reporting below. We have performed additional procedures to review accounting records and substantiate the financial information of NeedleTech included in this report.  NeedleTech was included in the Company's results of operations subsequent to its acquisition on July 28, 2008 and constituted 15.8% of the Company’s consolidated revenues for the three months ended September 28, 2008.

No changes in the Company’s internal control over financial reporting were identified as having occurred during the quarter ended September 28, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as described above with respect to NeedleTech. Changes to processes, information technology systems, and other components of internal control over financial reporting resulting from the acquisition of NeedleTech are expected as the integration proceeds.

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

U.S. and global market and economic conditions continue to be disrupted and volatile, and the disruption has been particularly acute in the financial sector. Although we believe we have not suffered any material liquidity issues as a result of these recent events, the cost and availability of funds may be adversely affected by, among other things, illiquid credit markets.  Our $40 million credit facility expires in October 2009.  Continued disruption in U.S. and global markets could adversely affect our ability to renew this credit facility and any renewed facility may be under terms that are not as favorable as the current credit facility.  The negative impact of recent adverse changes in the credit markets generally or our inability to obtain financing on favorable terms, if at all, may have a material adverse effect on our results of operations and business.

Item 6. Exhibits

Exhibit No.	Title

10.1	Employment Agreement between CP Medical Corporation and Janet Zeman dated August 6, 2008.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT:

THERAGENICS CORPORATION

Date: November 6, 2008	By:	/s/ M. Christine Jacobs
M. Christine Jacobs Chief Executive Officer

Date: November 6, 2008	By:	/s/ Francis J. Tarallo
Francis J. Tarallo Chief Financial Officer