Form 10-K
period 2008-12-31
THERAGENICS CORP
filed 2009-03-13
CIK 795551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.     Large accelerated filer  ☐     Accelerated filer  ☒     Non-accelerated filer  ☐      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, as determined by reference to the closing price of the Common Stock as reported on the New York Stock Exchange on June 29, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $100,918,543.

As of March 11, 2009 the number of shares of Common Stock, $.01 par value, outstanding was 33,449,498.

Documents incorporated by reference: Proxy Statement for the registrant’s 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2008 is incorporated by reference in Part III herein.

THERAGENICS CORPORATION® AND SUBSIDIARIES

TABLE OF CONTENTS

	PART I	Page
Item 1.	Business	I-1
Item 1A.	Risk Factors	I-11
Item 1B.	Unresolved Staff Comments	I-20
Item 2.	Properties	I-21
Item 3.	Legal Proceedings	I-21
Item 4.	Submission of Matters to a Vote of Security Holders	I-21

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	II-1
Item 6.	Selected Financial Data	II-2
Item 7.	Management’s Discussion and Analysis of Financial Condition and Operations	II-3
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	II-17
Item 8.	Financial Statements and Supplementary Data	II-17
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	II-17
Item 9A.	Controls and Procedures	II-17
Item 9B.	Other Information	II-20

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	III-1
Item 11.	Executive Compensation	III-1
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	III-1
Item 13.	Certain Relationships and Related Transactions, and Director Independence	III-1
Item 14.	Principal Accounting Fees and Services	III-1

PART IV
Item 15.	Exhibits	IV-1

	Signatures	IV-6

Part I

Item 1. BUSINESS

Overview

Theragenics Corporation® is a medical device company serving the surgical products and cancer treatment markets, operating in two business segments.  The terms "Company", "we", "us", or "our" mean Theragenics Corporation and all entities included in our consolidated financial statements.

Our surgical products business consists of wound closure, vascular access and specialty needle products.  Wound closure products include sutures, needles and other surgical products. Vascular access includes introducers, guidewires and related products. Specialty needles include coaxial, biopsy, spinal and disposable veress needles, access trocars, and other needle-based products. Our surgical products segment serves a number of markets and applications, including, among other areas, interventional cardiology, interventional radiology, vascular surgery, orthopedics, plastic surgery, dental surgery, urology, veterinary medicine, pain management, endoscopy, and spinal surgery. Our surgical products business sells its devices and components primarily to original equipment manufacturers (“OEMs”) and to a network of distributors.

In our brachytherapy seed business, we produce, market and sell TheraSeed®, our premier palladium-103 prostate cancer treatment device; I-Seed, our iodine-125 based prostate cancer treatment device; and other related products and services. We are the world’s largest producer of palladium-103, the radioactive isotope that supplies the therapeutic radiation for our TheraSeed® device. Physicians, hospitals and other healthcare providers, primarily located in the United States, utilize the TheraSeed® device. The majority of our TheraSeed® sales are channeled through one third-party distributor. We also maintain an in-house sales force that sells our TheraSeed® and I-Seed devices directly to physicians.

We have substantially diversified our operations and revenues in recent years. Prior to 2003, our sole product was the palladium-103 TheraSeed® prostate cancer treatment device. In 2003, we began to market I-Seed, our iodine-125 prostate cancer treatment device. In May 2005, we expanded into the surgical products business with the acquisition of CP Medical Corporation (“CP Medical”). In August 2005 we restructured our brachytherapy seed business in order to sharpen our focus on our two business segments and provide a more focused platform for continued diversification.  In August 2006 we acquired Galt Medical Corp. (“Galt”) and in July 2008, we acquired NeedleTech Products, Inc. (“NeedleTech”).  CP Medical, Galt and NeedleTech comprise our surgical products business, which accounted for 57% of consolidated revenue in 2008. Prior to 2005, the brachytherapy seed business constituted 100% of our revenue.

We acquired CP Medical on May 6, 2005, for approximately $26.7 million, including $20.6 million in cash and the issuance of 1,840,458 shares of common stock valued at approximately $6.1 million. Galt was acquired on August 2, 2006, for $32.7 million (net of $2.3 million of cash acquired), including $29.6 million in cash and the issuance of 978,065 share of common stock valued at $3.1 million.  On July 28, 2008 we acquired NeedleTech for approximately $44.1 million (net of cash, cash equivalents, and marketable securities acquired of approximately $5.8 million).

Description of the Business

Financial Information about Operating Segments and Geographic Areas

We operate in two business segments; the surgical products segment and the brachytherapy seed segment. Information related to revenue from external customers, measure of profit and loss by segment, total assets by segment, and geographic areas, is contained in Note O to the consolidated financial statements included in Part IV of this report.

Surgical Products Business

Overview

Our surgical products segment manufactures and distributes wound closure, vascular access, and specialty needle products, all of which are considered medical devices.  Sales are primarily to OEMs and to a network of distributors.

Wound closure products include sutures and other surgical products with applications in urology, veterinary, cardiology, orthopedics, plastic surgery, and other fields.  The wound closure market is estimated by industry sources to be a $2.0 billion annual worldwide market, and a $1.2 billion annual market in the United States.  We believe sutures represent approximately $700 million of the worldwide wound closure market.  Our wound closure products are used to hold skin, internal organs, blood vessels and other tissue together, after they have been severed by injury or surgery.  Wound closure products such as sutures are produced in various dimensions, configurations, and types of materials, depending on the application.  We produce and distribute over 800 wound closure line items, including sterile and non-sterile products.  Sutures represent the majority of wound closure products we sell.  Approximately 60% of our suture product sales were in veterinary applications and 40% were in human applications in 2008 and 2007.  In 2006, approximately 70% of our suture product sales were in veterinary applications and 30% were in human applications.

Vascular access products include a variety of introducer sheaths, guidewires and accessories used in interventional radiology, interventional cardiology and vascular surgery.  The interventional radiology and interventional cardiology markets are estimated by industry sources to be in excess of $12.0 billion.  The market for access devices is estimated to be approximately 5% of the total market, or $600 million.  Our introducers are used to create a conduit through which a physician can insert a device, such as a catheter, into a blood vessel.  Such a device is introduced into the vasculature by first using a needle to access the vein. A guidewire is then inserted through the needle and the needle is removed. The introducer, consisting of a hollow sheath and a dilator, is then inserted over the guidewire to expand the opening. The guidewire and dilator are then removed, leaving only the hollow sheath through which the catheter or other device is inserted. Once the device is in place, the introducer sheath is removed. This is typically done by splitting the introducer in half when the “tear away” version of the product is utilized. Introducers and guidewires are produced in various dimensions, configurations and types of material, depending upon the application.  We produce and distribute over 200 introducer line items, many of which are procedure kits that, in addition to introducers and guidewires, may include needles, scalpels and other components.  These products are sold sterile to distributors and to OEMs in sterile and bulk, non-sterile configurations.

Specialty needle products include coaxial needles, biopsy needles, access trocars, brachytherapy needles, guidewire introducer needles, spinal needles, disposable veress needles, and other needle-based products.  End markets served include the cardiology, orthopedic, pain management, endoscopy, spine, urology, and veterinary markets.  The United States is the largest market for specialty purpose needles and was estimated to be approximately $800 million in 2005, with our specialty needle products addressing approximately 10% of this market.  Our specialty needle products are used for a number of purposes including: retrieval of samples of tissue or bone (biopsies) that will be examined for disease; delivery of therapeutic materials such as drugs, radioactive sources, and bone cement and; providing access to a specific area of the body to allow passage for other instruments.  Our specialty needles are typically constructed of stainless steel wire and tubing with special cutting edges which are ground to specification.   Specialty needles are produced in various forms depending upon the application, and we manufacture over 2,500 line items for sale to OEMs in sterile private label, and bulk, non-sterile configurations.

Major product lines in our surgical products business include:

Sutures:
Sutures are classified as absorbable or non-absorbable; monofilament, multifilament or braided; and natural or synthetic. Absorbable or non-absorbable describes the sutures effective life within tissue. Absorbable sutures lose the majority of their tensile strength within 60 days after use. Non-absorbable sutures are resistant to living tissue and do not break down. Monofilament, multifilament and braided describes the structure or configuration of the suture and is based on the number of strands used to manufacture the product. Natural or synthetic describes the origin of the suture. Natural suture materials include surgical gut, chromic gut, and silk. Synthetic suture materials include nylon, polyester, stainless steel, polypropylene, polyglycolic acid, polyglycolide-cocaprolactone, and polydioxanone.

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

Glues and other surgical sealants:
Glues and sealants are easy to use and eliminate some of the difficulties associated with suture such as variances in absorption rates and tissue reaction. However, they can cause inflammation and are not effective for use in areas of high tissue tension.

Needles:
Needles used in general surgery, including a line of needles and related products used in brachytherapy surgical procedures.  Smooth and echogenic introducer needles are also available as sterile products.

Guidewires:
Guidewires function as a mechanical assist for the percutaneous introduction and exchange of various types of plastic catheters or introducer systems into the vasculature.  Once the catheter is in place, the guidewire is removed and serves no other function. Materials commonly used in the production of guidewires are stainless steel, Nitinol, precoated Teflon (polytetrafluoroethylene, or “PTFE”) stainless steel wire, tungsten alloys and platinum alloys.  Guidewires are sold to OEMs on a bulk, non-sterile basis as well as packaged sterile.  We have the technological and manufacturing capability to produce diagnostic and interventional guidewires and currently offer a sterile product line with approximately 40 line items.

Micro-Introducer Kits:
Micro-Introducers are commonly called coaxial dilators and are utilized when a small entry site (21 gauge needle) is desirable.  Micro-Introducers are introduced over a guidewire.  These introducers are packaged in a sterile kit that includes a Micro-Introducer set, a 21-gauge needle and a .018” diameter guidewire.  The standard product offerings consist of standard and stiffen variations.  Various iterations are accomplished by using three different needle types and four different mandrel type guidewires.  The current sterile product line consists of approximately 60 line items.

Tearaway Introducer Sets and Kits:
This product consists of a Teflon sheath and a High Density Polyethylene (“HDPE”) dilator set that is introduced over a guidewire.  Once that introduction is made, the guidewire and the dilator are removed leaving the sheath in place as a vascular access.  Once the definitive device (catheter) is introduced through the sheath, the sheath is easily split and removed leaving the desired catheter in place.  These products are offered sterile as an introducer sheath/dilator set or as a complete introducer kit that includes a needle and a guidewire.  The sterile product line consists of approximately 150 line items with lengths from 5cm to 50cm.  Additionally, the components are sold on a bulk, non-sterile basis to OEMs.

Elite HV™ Introducer Kits:
This product consists of a sheath that incorporates a hemostasis valve and an HDPE dilator for arterial access.  It is introduced into the vasculature as a set over a guidewire.  The guidewire and dilator are removed leaving a “closed” vascular access system.  The product line consists of standard .035” compatible sheaths, as well as .018” Micro-access kits, which allows for a less invasive entry.  Recent enhancements include a line of 24 cm sheaths, as well as the option of a radiopaque band to assist in tip visibility under fluoroscopy.  The present product line consists of 45 line items and is sold sterile and bulk, non-sterile.

ReDial™ 4cm High Flow Introducer Sheath:
This product consists of a sheath that incorporates a hemostasis valve, HDPE dilator, larger bore tubing, side holes, and color coded clamps for use in de-clotting dialysis shunts. The larger bore tubing and side holes allow for high flow procedures. The ReDial™ is available with or without radiopaque band, and consists of 24 line items. A recent enhancement includes larger bore sizes.  The present product line is sold sterile and bulk, non sterile.

Radial Artery Access Kits:
This product consists of a sheath that incorporates a hemostasis valve and an HDPE dilator for arterial access via the radial artery.  Radial artery access reduces trauma and recovery time.  The radial artery access kits are available in 24 line items to meet the preference of the physician, and include a needle and guidewire. These introducer sheaths are typically used during coronary angioplasty procedures.

Biopsy Needles:
These needles consist of a stainless steel stylet and cannula combination sharpened in such a way as to facilitate entry into the body to cut and retrieve a sample of tissue for examination or testing.  This family of needles contains three major types: Core Biopsy Needles used to obtain a soft tissue sample for Histology in areas such as the breast or prostate; Aspiration Biopsy Needles used to obtain a sample of cells for Cytology in areas such as the lung or liver and; Bone Biopsy Needles that core and retrieve a sample of marrow, generally from the pelvic area.  They are sold bulk non-sterile to OEMs.

Orthopedic Needles:
These needles are large diameter (up to 8 gauge) stainless steel stylet and cannula combinations attached to a large handle that provides the significant leverage needed to gain access to the vertebral body of the spine.  This family of devices provides a means to aspirate, and retrieve tissue samples from the vertebra for examination, and then delivery cements for repair of fractures or to fill voids.  These devices are sold bulk non-sterile or sterile with private labeling.

Pain Management Needles:
These needles are also referred to as “denervation needles”.  These devices are manufactured from 18 to 21-gauge stainless steel tubing that have a sharpened distal end and are insulated along the entire length of the needle except for the most distal end.  The distal tip of the device is placed into contact with the nerve responsible for patient pain and then energized, usually with radio frequency energy, causing the needle distal end to heat.  Heat applied to the target nerve reduces the pain signal to the brain providing patient relief.  These products are generally sold sterile with private labeling.

Access Needles:
Access needles are a broad term used to describe devices that are used for less invasive entry during Laparoscopic type procedures, vascular access for delivery of guidewires into the circulatory system and to create a channel by which any other instrument can pass.

Production - Surgical Products Business

We design, manufacture, assemble, package and distribute our surgical products in three primary production facilities, each of which manufactures unique products.  Component raw materials primarily include natural and synthetic sutures, plastic and stainless steel tubing, wire, plastic resins and other components, which are generally readily available from third party suppliers. Suppliers are located in the United States, as well as in Latin America, Europe, and Asia. A significant portion of our products in the surgical products segment is produced for OEMs as private labeled products or in a bulk, non-sterile configuration.

Marketing and Major Customers - Surgical Products Business

Our surgical products are sold primarily to OEMs and through a network of distributors in the United States and Europe. A small direct sales force is maintained for direct sales to healthcare providers (human use and veterinary) and group purchasing organizations, as well as to service the needs of distributors. No single customer represented 10% or more of surgical products revenue for 2008 or 2007.  One customer represented approximately 10% of surgical products revenue for 2006.

Competition - Surgical Products Business

Our surgical products business operates primarily in the wound closure, interventional radiology, interventional cardiology, vascular surgery, and specialty needle markets, which are dominated by a few large suppliers and a number of smaller suppliers that can limit the growth opportunities available to smaller participants. The primary suppliers include Angiodynamics, Angiotech Pharmaceuticals, Covidien Ltd., Boston Scientific, Cook Medical, Inc., C.R. Bard, Inc., Greatbatch, Inc., Hart Enterprises, Cordis and Ethicon, Inc. (subsidiaries of Johnson and Johnson), Merit Medical, Needle Specialty Products, Terumo Medical and Tegra Medical. Many of our competitors have substantially greater financial, technical and marketing resources than we do. Our surgical products business competes in these markets by providing custom labeled products, high quality, timely and cost effective products, and a high level of customer service in niche markets that are underserved by the larger suppliers and for customers that lack expertise or resources for these particular products. Our surgical products business also has extensive experience and knowledge of the markets as well as many established relationships with distributors and providers.

The current environment of managed care is characterized by economically motivated buyers, consolidation among healthcare providers, increased competition and declining reimbursement rates.  In addition, healthcare providers may attempt to simply the procurement process which may affect, among other things, the number of suppliers in the supply chain.  As a supplier to OEMs and distributors, we do not sell directly to the end user and may be affected by these and other changes in the structure of the business relationships between the healthcare provider and the OEM or distributor.  We believe our future competitive success will depend on our ability to integrate ourselves into the supply chain by providing outstanding value to our customers.  This may include, among other things, developing new products (including extensions of current products), offering competitive pricing, and providing value added services to our customers that will contribute to their efficiencies and profitability. Also critical to our continued competitive success is our ability to attract and retain skilled development personnel, obtain patent or other protection for our products, obtained required regulatory and reimbursement approvals, successfully market and manufacture our products and maintain sufficient inventory to meet demand.

Patents and Licenses; Trade Secrets - Surgical Products Business

Our surgical products business holds several U.S. patents related to suture dispensing systems, suture and needle design, vascular introducer system design, and bone biopsy and vertebroplasty needles. Our policy is to file patent applications in the United States and foreign countries where rights are available and when we believe it is commercially advantageous to do so.  We consider the ownership of patents important, but not necessarily essential, to our surgical products business.  A strategy of confidentiality agreements and trade secret treatment is also utilized to protect non-patented proprietary information.

Brachytherapy Seed Business

Overview

Excluding skin cancer, prostate cancer is the most common form of cancer, and the second leading cause of cancer deaths, in men. The American Cancer Society estimated that there were 186,320 new cases of prostate cancer diagnosed and an estimated 28,660 deaths associated with the disease in the United States during 2008.

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

We produce TheraSeed®, an FDA-cleared device for treatment of all solid localized tumors and currently used principally for the treatment of prostate cancer. In the prostate application, TheraSeed® devices are implanted throughout the prostate gland in a minimally invasive surgical technique, assisted by transrectal ultrasound guidance. The radiation emitted by the seeds is contained within the immediate prostate area for the purpose of killing the tumor while attempting to spare surrounding organs of significant radiation exposure. The seeds are biocompatible and remain permanently in the prostate after delivering their radiation dose.

We believe the TheraSeed® device offers significant advantages over other treatment options, including reduced incidence of side effects such as impotence and incontinence. Recent multi-year clinical studies indicate that seeding offers success rates for early-stage prostate cancer that are comparable to or better than alternative treatment options and is associated with reduced complication rates. In addition, brachytherapy is a one-time outpatient procedure with a typical two to three day recovery period. By comparison, other treatment modalities typically require a lengthy hospital stay and recovery period.

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

We also offer the I-Seed device, which is a “seed” device similar to TheraSeed®, except that it utilizes the radioactive isotope iodine-125 (“I-125”). The half-life of I-125 is approximately 60 days. The half-life characteristics result in the loss of almost all radioactivity in approximately 20 months. While we believe that Pd-103 continues to have certain advantages over I-125, including (i) higher dose rates without the risk of side effects that may be associated with even higher dose rates; (ii) a shorter half-life, which shortens the duration of some radiation induced side effects by two-thirds; and (iii) reduced radiation exposure to medical personnel in treatment follow-up, the offering of our I-Seed iodine product enables us to compete more effectively for those direct customers who prefer to buy both seeds from a single source.

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

Certain forms of external beam radiation include three-dimensional conformal radiation therapy (“3DCRT”) and Intensity Modulated Radiation Therapy (“IMRT”). These treatments generally utilize x-rays, computerized mapping and other techniques in an attempt to more accurately aim the radiation at the prostate. Conformal proton radiation is another newer form of radiation therapy that uses a similar approach, but instead of using x-rays this technique focuses proton beams on the cancer.

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

A twelve-year study published in the Volume 4, Issue 1 (2005) edition of the journal Brachytherapy revealed that high-risk prostate cancer patients treated with brachytherapy using Pd-103 experienced greater success than patients treated with radical prostatectomy. The study was conducted by Dr. Jerrold Sharkey of the Urology Health Center in New Port Richey, Florida, Dr. Alan Cantor, et. al, and retrospectively reviewed 1,707 prostate cancer patients treated from 1992 to 2004.  80% were treated with brachytherapy and 20% were treated with surgery. High-risk patients treated with seeding showed an 88% cure rate compared to a 43% cure rate obtained from surgery at 12 years. Intermediate-risk patients reflected a success rate of 89% with seed therapy compared to a 58% success rate with surgery at 12 years, and for low-risk patients the success rate for seeding was 99% compared to a 97% success rate with surgery at 10 years.

An 8-year study by Dr. Gregory Merrick, Dr. Kent Wallner, et. al, of the Schiffler Cancer Center and Wheeling Jesuit Hospital, disputes a common view that men under the age of 60 should be treated with radical prostatectomy.  The study, published in the British Journal of Urology, 2006, showed that men aged 54 and younger have a high probability of a good 8-year BPFS (biochemical progression-free survival) when treated with permanent interstitial brachytherapy, with or without supplemental external beam radiation therapy.  For the entire group, the actuarial BPFS rate was 96%.  For low- (57 men), intermediate- (47 men) and high- (four) risk patients, the BPFS rates were 96%, 100%, and three of four, respectively.

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

An eight-year clinical study published in the January 2005 issue of International Journal of Radiation Oncology Biology Physics, reported biochemical progression-free survival rates of 98.2%, 98.4% and 88.2% for low-, intermediate-, and high-risk patients, respectively, who underwent brachytherapy using either Pd-130 or I-125 and supplemental EBRT or androgen deprivation therapy (“ADT”). The study was conducted by Dr. Gregory Merrick, et al., of the Schiffler Cancer Center and included 668 patients who underwent brachytherapy between April 1995 and January 2001 followed by EBRT and/or ADT.

Isotope Selection:  The following publications show that isotope selection has an effect on treatment outcome.

Louis Potters, M.D., Yijan Cao, Ph.D., et al, Memorial Sloan Kettering Cancer Center, published a comprehensive review of CT-based dosimetry parameters and biochemical control in 719 consecutive patients treated with either Pd-103 or I-125 permanent prostate brachytherapy in the July 2001 International Journal of Radiation Oncology Biology Physics.  This review showed that there was no statistically significant difference in treatment outcome when the treatment dose was optimal.  However, when the dose was less than optimal, patients achieved much better biochemical control and suffered fewer relapses with Pd-103 than those treated with I-125.  Freedom from failure was 83.4% with Pd-103 compared to 63.8% with I-125.

A study conducted between 1992 and 2005 following 1,512 patients treated with Pd-103 seeds and 2,119 patients treated with I-125 brachytherapy seeds identified a significant benefit in treatment with Pd-103 seeds over I-125 seeds.  The authors of the study, J.S. Cho, C. Morgenstern, B. Napolitano, L. Richstone, and L. Potters, reported that at a mean follow-up of 58.2 months, the overall 10-year freedom from progression (FFP) was 85.6%.  The FFP for those treated with I-125 seeds was 76.2%, while those treated with Pd-103 had an 89.5% FFP.  Cox regression identified isotope selection as significant in predicting FFP, with patients who received I-125 being 2.26 times more likely to progress when compared to patients receiving Pd-103.  This study was published as an abstract from the proceedings of the 50th annual meeting of the American Society for Therapeutic Radiation and Oncology.

Lower Treatment Cost. The total one-time cost of seeding is typically lower than the cost of RP, which usually requires a three-day average hospital stay, and EBRT, which requires a six-to-eight week course of treatment.

Production - Brachytherapy Seed Business

With the exception of rhodium-103 (“Rh-103”), all raw materials used in the production of the TheraSeed® and I-Seed devices are relatively inexpensive and readily available from third party suppliers. Rh-103 is relatively expensive but readily available on the open market.  Our brachytherapy seed production does not require significant amounts of Rh-103.  In addition, for reasons of quality assurance, sole source availability or cost effectiveness, certain components and raw materials are available only from sole suppliers.

We produce our Pd-103, a radioactive isotope, by proton bombardment of Rh-103 in cyclotrons. The palladium-103 is then harvested from the cyclotrons and moved through a number of proprietary production processes until it reaches its final seed form. There are other methods of producing Pd-103, including by neutron bombardment of palladium-102 in a nuclear reactor and by proton bombardment of palladium-104 in a cyclotron.

We have produced Pd-103 using Company-owned cyclotrons since 1993. We currently have eight cyclotrons in production, and have no current plans to purchase additional cyclotrons. Our cyclotrons were designed, built, installed and tested by a company specializing in the construction of such equipment.

We began production of the I-Seed product early in 2004. We do not produce the I-125 isotope.  This isotope is relatively inexpensive and is readily available from multiple suppliers.

Since 1997, our quality control system related to our medical device manufacturing has been certified as meeting all the requirements of the International Organization for Standards (ISO) Quality System Standard, and is currently certified to ISO 13485:2003.

Marketing and Major Customers - Brachytherapy Seed Business

We sell our TheraSeed® device directly to health care providers and to third party distributors through two non-exclusive distribution agreements, and sell our I-Seed device directly to health care providers. Currently, we have non-exclusive distribution agreements with two distributors for the distribution of the TheraSeed® device.   Our primary distribution agreement is in place with C. R. Bard, Inc. (“Bard”). The terms of the distribution agreement with Bard (the “Bard Agreement”) provide for automatic one-year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires on December 31, 2010 and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2009. The Bard Agreement gives Bard the right to distribute the TheraSeed® device in the U.S., Canada, Puerto Rico and other international locations for the treatment of prostate cancer and other solid localized cancerous tumors. Sales to Bard under the Bard Agreement represented approximately 51%, 53% and 60% of brachytherapy seed revenue in 2008, 2007 and 2006, respectively.  Sales to Bard under the Bard Agreement represented approximately 21%, 28% and 38% of consolidated product revenue in 2008, 2007 and 2006, respectively.

We maintain an internal brachytherapy sales force that sells the TheraSeed® and I-seed devices directly to hospitals. Direct sales comprised approximately 47%, 46% and 39% of brachytherapy product revenue in 2008, 2007 and 2006, respectively.  We also expect to continue direct to consumer advertising and other activities in an attempt to support the brand name and increase demand for the TheraSeed® device, including direct to consumer television and print advertising, clinical studies aimed at showing the advantages of the TheraSeed® device in the treatment of prostate cancer, technical field support to TheraSeed® customers, and other customer service and patient information activities.

Patents and Licenses; Trade Secrets - Brachytherapy Seed Business

We hold a number of United States patents directed to radiation delivery devices for therapeutic uses, as well as certain corresponding international patents.  Our policy is to file patent applications in the United States and foreign countries where rights are available and when we believe it is commercially advantageous to do so.  We consider the ownership of patents important, but not necessarily essential, to our brachytherapy seed business. We also use a strategy of confidentiality agreements and trade secret treatment to provide primary protection to a number of proprietary design modifications in the cyclotrons, as well as various production processes.

We also hold a worldwide exclusive license from the University of Missouri for the use of technology required for producing the TheraSphere® device; the underlying patents for this technology have since expired. We continue to hold the rights to all improvements developed by the University of Missouri on this technology.  In turn, we sublicense exclusive worldwide rights to this technology and all improvements, along with trademarks and other intellectual property owned by us, to Nordion International, Inc. (“Nordion”).  Pursuant to our licensing agreement with the University of Missouri, we are obligated to pay the university a small fixed annual amount for these rights.

In May 2008, we entered into an exclusive license agreement for the rights to certain intellectual property related to an expandable brachytherapy delivery system that we developed.  The term of the agreement is through the expiration of the last of the patents licensed under the agreement, which is currently November 2024.  The term may be altered if such patents are found to be invalid.  The agreement provides for a minimal non-refundable initial license fee and non-refundable continuing royalties based upon sales subject to certain minimums.   License fee revenue under this agreement was not material in 2008.  Minimum annual royalties are based upon the contract year of the agreement, which ends each May, and are as follows (in thousands):

12 months ended May	Amount
2009	$100
2010	250
2011	450
2012	450
2013	1,000
Annually thereafter	$1,000

The minimum royalties are subject to increase under certain circumstances.  The licensee has the right to terminate the agreement without penalty until May 2012 if the product is found to be technically or commercially impracticable, as defined in the agreement.  After May 2012, the licensee can terminate the agreement for any reason upon payment of the minimum annual royalties due for that contract year, plus a termination fee of $1 million. In the event the licensee terminates the agreement for any reason, the initial license fee and all royalties previously paid are non-refundable and all rights granted by the license terminate.  The licensee can assign their rights to the agreement upon payment of an assignment fee.

Competition - Brachytherapy Seed Business

Our brachytherapy business competes in a market characterized by technological innovation, extensive research efforts and significant competition. In general, the TheraSeed® and I-Seed devices compete with conventional methods of treating localized cancer, including, but not limited to, radical prostatectomy, which includes laparoscopic radical prostatectomy and robot-assisted radical prostatectomy, and external beam radiation therapy which includes intensity modulated radiation therapy (“IMRT”), as well as competing permanently and temporarily implanted devices. We believe there has been an industry wide decline in prostate brachytherapy procedure volume in 2008.  Some newer forms of treatment have increased their market share, especially those with Medicare reimbursement levels that are higher than reimbursement levels for brachytherapy.  These alternative treatment forms include IMRT and robotic surgery. We believe that if general conversion from these treatment options (or other established or conventional procedures) to brachytherapy treatment does occur, such conversion will likely be the result of a combination of equivalent or better efficacy, reduced incidence of side effects and complications, comparatively improved physician reimbursement versus other treatment options, lower cost, other quality of life issues and pressure by health care providers and patients.

 Several companies produce and distribute Pd-103 and I-125 seeds, which compete directly with the TheraSeed® and I-Seed devices. C.R.Bard, Inc., Best Medical and Best Theratronics, Ltd., Core Oncology, Oncura (a part of GE Healthcare) and others all manufacture and/or sell Pd-103 and/or I-125 brachytherapy seeds.  We believe that Theragenics has competitive advantages over these companies including, but not limited to: (i) our proprietary production processes that have been developed and patented; (ii) our 21 year history of manufacturing radioactive medical devices and a record of reliability and safety in our manufacturing operations; (iii) vertical integration of production and related services, (iv) the time and resources required for competitors’ production capabilities to ramp up to commercial production on a scale comparable to ours; (v) maintenance of our cancer information center, (vi) our direct sales force, (vii) our direct to consumer advertising programs and (viii) the non-exclusive distribution agreements that we currently have in place.

Other isotopes are also utilized in seeding, including cesium-131 (“Cs-131”), introduced during 2005. Cs-131 has an average energy that is significantly higher than that of Pd-103 and is similar to that of I-125.  Cs-131’s half-life is significantly shorter than that of I-125.  The combination of Cs-131’s higher energy and shorter half-life may cause issues related to production, handling and side effects associated with its use. We are not aware of any long-term clinical data demonstrating the effectiveness of Cs-131 as a therapy for prostate cancer.

In February 2007, we reduced the transfer price to our two non-exclusive distributors by 6% in recognition of the competitive environment at that time and new distributor strategies.  At any point in time, we and/or our non-exclusive distributors may continue to change their respective pricing policies for the TheraSeed® device, and we may change our pricing policies for the I-Seed device, in order to take advantage of market opportunities or respond to competitive situations. Responding to market opportunities and competitive situations, including but not limited to competitor selling tactics, could have an adverse effect on the prices of the TheraSeed® or I-Seed device.  Responding to market opportunities and competitive situations may also have a favorable effect on market share and volumes, while failure to do so could adversely affect market share and volumes although per unit pricing could possibly be maintained.

In addition to the competition from the procedures and companies noted above, many companies, both public and private, are researching new and innovative methods of preventing and treating cancer. In addition, many companies, including many large, well-known pharmaceutical, medical device and chemical companies that have significant resources available to them, are engaged in radiological pharmaceutical and device research. These companies are located in the United States, Europe and throughout the world. Significant developments by any of these companies either in refining existing treatment protocols (such as enhancements in surgical techniques) or developing new treatment protocols could have a material adverse effect on the demand for our products.

Seasonality

Although effects from seasonality cannot be identified in relation to a specific quarter or quarters for either business segment, we believe that holidays, major medical conventions and vacations taken by physicians, patients and patients’ families, may have a seasonal impact on sales particularly in the brachytherapy seed segment.

Research and Development

Research and development (“R&D”) expenses were $1.3 million, $1.4 million and $805,000 in 2008, 2007 and 2006, respectively.  Substantially all R&D expenses in 2008 related to our surgical products segment.  We implemented a R&D program to support new product development in our surgical products business in the third quarter of 2008.  Looking forward, we expect our R&D expenses to increase significantly as a result of this effort, to as much as $3.5 million or more annually. We also expect that the significant portion of R&D expenses in 2009 will be related to our surgical products business.  However, the rate of R&D spending in 2009 could change based on the opportunities identified.  The amounts invested will be dependent upon a number of factors, including our ability to obtain qualified personnel and the types of activities required for our product development.  In some cases we will develop extensions of current products.  In other cases we will develop products that are complementary to our existing product line and also develop new products.  These product development activities are focused on products that can be marketed once they have received 510(k) clearance by the U.S. Food and Drug Administration, rather than products that would require costly and lengthy clinical trials.  We expect that this investment will accelerate our entrance into new markets, expand our offerings to new and existing customers, and support growth in our surgical products business.

In 2007, approximately one-half of our R&D expenses related to our brachytherapy seed segment.  We developed a new device to assist with the configuration of seeds, allowing a physician to perform real time stranding of seeds and customize the brachytherapy procedure while in the operating room. R&D in the surgical products segment in 2007 was primarily related to new product development.

Government Regulation

Our present and future intended activities in the development, manufacture and sale of wound closure, vascular access and specialty needle products, and cancer therapy products, are subject to extensive laws, regulations, regulatory approvals and guidelines. Within the United States, our medical devices must comply with the U.S. Federal Food, Drug and Cosmetic Act, which are enforced by the Food and Drug Administration (FDA). We are also subject to regulation by other governmental agencies, including the Occupational Safety and Health Administration (OSHA), the Environmental Protection Agency (EPA), the Nuclear Regulatory Commission, and other federal and state agencies. We must also comply with the regulations of the Competent Authorities of the European Union for our products that have been CE Marked and are sold in the member nations of the European Union.

Medicare covers a substantial percentage of the patients treated for prostate cancer in the United States, and consequently, the costs for prostate cancer treatment are subject to Medicare’s prescribed rates of reimbursement.  The utilization of TheraSeed®, I-Seed and many of the products in our surgical products business may be influenced by Medicare’s reimbursement levels, and the policies of other third party payors, which can change periodically.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Medicare Developments.

We are also required to adhere to applicable FDA regulations for Quality System Regulation (previously known as Good Manufacturing Practices), including extensive record keeping and periodic inspections of manufacturing facilities.

We have obtained required FDA 510(k) clearances for our medical devices in our surgical products and brachytherapy seed businesses.  New FDA clearances would be required for any modifications in such products or its labeling that could significantly affect the safety or effectiveness of the original product.  However, not all of our products require FDA 510(k) clearances.

Our manufacturing, distribution and security of radioactive materials are governed by the State of Georgia in agreement with the Nuclear Regulatory Commission (NRC). The users of the TheraSeed® device are also required to possess licenses issued either by the states in which they reside or the NRC depending upon the state involved and the production process used.

We are required under our radioactive materials license to maintain radiation control and radiation safety personnel, procedures, equipment and processes, and to monitor our facilities and our employees and contractors. We are also required to provide financial assurance that adequate funding will exist for end-of-life radiological decommissioning of our cyclotrons and other areas of our property where radioactive materials are handled. Our decommissioning obligations will increase if production capacity is expanded.

We transfer low-level radioactive waste to licensed commercial radioactive waste treatment or disposal facilities for incineration or land disposal. We provide training and monitoring of our personnel to facilitate the proper handling of all materials.

Employees

As of December 31, 2008, we had 511 full time employees.  None of our employees are represented by a union or a collective bargaining agreement, and we consider employee relations to be good.

Available Information

Our website address is http://www.theragenics.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed pursuant to Section 13(a) or 15(c) of the Securities and Exchange Act of 1934 are available free of charge through our website by clicking on the “Investor Relations” page and selecting “SEC Filings.” These reports will be available as soon as reasonably practicable after such material has been electronically filed with, or furnished to, the SEC. These reports are also available through the SEC’s website at http://www.sec.gov. The information on these websites and the information contained therein or connected thereto are not intended to be incorporated by reference into this Form 10-K. In addition we will provide paper copies of these filings (without exhibits) free of charge to our shareholders upon request.

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

We operate multiple businesses. When we refer to “surgical products” or the “surgical products business”, we are referring to the business that produces, markets and sells wound closure products, disposable medical devices used for vascular access, specialty needles, and other surgical related products.  When we refer to “brachytherapy” or the “brachytherapy business”, we are referring to the business that produces, markets and sells TheraSeed®, our premier palladium-103 prostate cancer treatment device, I-Seed, our iodine-125 based prostate cancer treatment device, and related products and services.

Risks Related to our Business

There are risks associated with our acquisitions, potential acquisitions and joint ventures.

An important element of our strategy is to seek acquisition prospects and diversification opportunities that we believe will complement or diversify our existing product offerings, augment our market coverage and customer base, enhance our technological capabilities or offer revenue and profit growth opportunities. We acquired CP Medical in May 2005, Galt in August 2006 and NeedleTech in July 2008. Further transactions of this nature could result in potentially dilutive issuance of equity securities, use of cash and/or the incurring of debt and the assumption of contingent liabilities.

Acquisitions entail numerous costs, challenges and risks, including difficulties in the assimilation of acquired operations, technologies, personnel and products and the retention of existing customers and strategic partners, diversion of management’s attention from other business concerns, risks of entering markets in which we have limited or no prior experience and potential loss of key employees of acquired organizations. Other risks include the potential strain on the combined companies’ financial and managerial controls and reporting systems and procedures, greater than anticipated costs and expenses related to integration, and potential unknown liabilities associated with the acquired entities. No assurance can be given as to our ability to successfully integrate the businesses, products, technologies or personnel acquired in past acquisitions or those of other entities that may be acquired in the future or to successfully develop any products or technologies that might be contemplated by any future joint venture or similar arrangement. A failure to integrate CP Medical, Galt, NeedleTech or future potential acquisitions could result in our failure to achieve our revenue growth or other objectives associated with acquisitions, or recover costs associated with these acquisitions, which could affect our profitability or cause the market price of our common stock to fall.

We may not realize the benefits of acquisitions.

The process of integrating our acquisitions may be complex, time consuming and expensive and may disrupt our businesses, and could affect our financial condition, results of operations or future prospects. We will need to overcome significant challenges in order to realize benefits or synergies from the acquisitions. These challenges include the timely, efficient and successful execution of a number of post-acquisition events, including:

•	integrating the operations and technologies of the acquired companies;
•	retaining and assimilating the key personnel of each company;
•	retaining existing customers of each company and attracting additional customers;
•	retaining strategic partners of each company and attracting new strategic partners; and
•	creating uniform standards, controls, procedures, policies and information systems.

The execution of these post-acquisition events will involve considerable risks and may not be successful. These risks include:

•	the potential disruption of the combined companies’ ongoing businesses and distraction of management;
•	the potential strain on the combined companies’ financial and managerial controls and reporting systems and procedures; and
•	the potential unknown liabilities associated with the acquisition and the combined operations.

We may not succeed in addressing these risks or any other problems encountered in connection with the acquisitions. The inability to successfully integrate the operations, technology and personnel of acquired companies, or any significant delay in achieving integration, could have a material adverse effect on us.

The cost of acquisitions could harm our financial results.

If the benefits of acquisitions do not exceed the associated costs, including costs related to integrating the companies acquired and dilution to our stockholders resulting from the issuance of shares in connection with the acquisitions, our financial results, including earnings per share, could be materially harmed.

We are dependent on key personnel.

We are highly dependent upon our ability to attract and retain qualified management, scientific and technical personnel. Therefore, our future success is dependent on our key employees. If the services of our chief executive or other key employees cease to be available, the loss could adversely affect our business and financial results. We carry key employee insurance for M. Christine Jacobs, our Chief Executive Officer, in the amount of $1 million.

Our stock price has been and may continue to be subject to large fluctuations.

The trading price of our Common Stock has been and may continue to be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations, new products or acquisitions by us or our competitors, developments with respect to patents or proprietary rights, general conditions in the medical device and surgical products industries, or other events or factors. In addition, the stock market can experience extreme price and volume fluctuations, which can particularly affect the market prices of technology companies and which can be unrelated to the operating performance of such companies. Average daily trading volume in our Common Stock is not significant and can cause significant price fluctuations. Specific factors applicable to broad market fluctuations or us may materially adversely affect the market price of our Common Stock. We have experienced significant fluctuations in our stock price and share trading volume in the past and may continue to do so.

We may be unable to maintain the minimum continued listing standards for the New York Stock Exchange.

Our common stock is currently listed on the New York Stock Exchange (NYSE).  The continued listing standards of the NYSE require, among other things, a listed company to maintain shareholders’ equity of at least $75 million if the company’s average market capitalization over a consecutive 30-day trading period is less than $75 million.  The impairment charges and resulting net loss reported for 2008 reduced our shareholders’ equity to $74.1 million as of December 31, 2008, and our market capitalization has been below $75 million for 30 trading days as of the date of this report.  Accordingly, we anticipate receiving notification from the NYSE that we are not in compliance with the NYSE’s continued listing standards.  Under applicable NYSE procedures, we will have 45 days from the receipt of such notice to submit a cure plan to the NYSE.  This plan must demonstrate our ability to achieve compliance with the continued listing standards within the next 18 months.  If the NYSE notifies us that we are not in compliance, we plan to submit a cure plan to return to compliance with the listing standard related to maintaining shareholders’ equity of at least $75 million within the required timeframe.

In addition, the NYSE requires listed companies to maintain an average closing price of $1.00 per share and a minimum market capitalization of $25 million.  The NYSE has proposed to temporarily suspend the minimum price criteria and to reduce the market capitalization floor to $15 million through June 30, 2009, subject to SEC approval.  While SEC approval is anticipated, we cannot assure you that the SEC will approve the temporary suspension or that this relief will be extended beyond June 30, 2009.  Upon receipt of a notice that a company’s average per share closing price does not meet the minimum threshold, a company has six months to cure the deficiency before the NYSE will initiate suspension and delisting procedures.  The NYSE may initiate suspension and delisting proceedings when a company’s 30-trading day market capitalization is less than $25 million (or $15 million through June 30, 2009) without providing a cure period.

If we are unable to maintain compliance with all of the applicable NYSE continued listing standards, and unable to cure any such defaults within NYSE prescribed cure periods, our common stock may be delisted from the NYSE.  A delisting of our common stock on the NYSE will likely reduce the liquidity and market price of our common stock and the number of investors willing to hold or acquire our common stock, which would negatively impact our ability to access the public capital markets.  A delisting would also increase the costs and burdens associated with issuing securities, including under existing equity incentive plans.  If we are delisted from the NYSE, we may be unable to obtain a listing for our common stock on an alternative exchange due to the minimum listing standards of other exchanges, differing corporate governance or other regulatory requirements, prohibitive costs, or other circumstances.  Common stocks of publicly held companies that are not listed on a stock exchange will likely be traded in the “over the counter” (OTC) market. Trading of common stock on the OTC market is subject to less regulation than trading on a stock exchange, and may result in greater volatility in stock price.  Additionally, securities traded in the OTC market generally have less liquidity than securities traded on a national securities exchange, due to factors such as a reduction in the number of investors that may consider investing in the securities, the number of market makers in the securities, reduction in news media coverage, and lower market prices than may otherwise be obtained.  As a result, if our common stock is delisted from the NYSE, holders of our common stock may find it more difficult to resell their shares and the trading price of our common stock may be adversely affected.

We face production risks.

We operate four primary production facilities, each of which manufactures unique products. If an event occurred that resulted in damage to one or more of our production facilities, we may be unable to produce the relevant products at previous levels or at all. In addition, for reasons of quality assurance, sole source availability or cost effectiveness, certain components and raw materials are available only from a sole supplier. Due to the FDA’s and other stringent regulations regarding the manufacture of our products, we may not be able to quickly establish replacement sources for certain component materials. Any interruption in manufacturing, or in the ability to obtain raw materials and component supplies, could have a material adverse effect on our business.

Our manufacturing process in the brachytherapy business requires, among other things, the use of cyclotrons, which are used to manufacture Pd-103 for our brachytherapy seed products. Cyclotron capacity and performance directly affect our ability to support sales levels. Due to the intricate nature of cyclotrons and our exacting specifications for their performance, planned downtime for maintenance and repair is crucial and unexpected downtime may occur. Unexpected mechanical breakdowns or other production delays could materially adversely affect our production capacity and our business, financial condition and results of operations.

Manufacturing or quality control problems may arise in any of our businesses as we increase production or as additional manufacturing capacity is required in the future. These factors may have an adverse impact on our business, financial condition and results of operations.

Surgical product components are obtained from suppliers located in the United States, as well as in Latin America, Europe, and Asia. While we believe there is adequate access to alternative suppliers, any disruption in supply could have a material adverse effect on our business, financial condition and results of operations.

We are subject to stringent government regulation.

The manufacture and sale of our medical devices are subject to stringent government regulation in the United States and other countries. Our medical devices have required 510(k) clearances by the FDA for commercial distribution in the United States. FDA and other governmental approvals and clearances are subject to continual review, and later discovery of previously unknown problems could result in restrictions on a product’s marketing or withdrawal of the product from the market. The commercial distribution in the United States of new medical devices developed by us often will be dependent on obtaining the prior approval or clearance of the FDA, which can take many years to obtain and entail significant costs. No assurances can be made that any such approvals or clearances will be obtained on a timely basis or at all. In countries in which our medical devices are not approved, the use or sale of such medical devices will require approvals by government agencies comparable to the FDA. The process of obtaining such approvals can be lengthy, expensive and uncertain. There can be no assurance that the necessary approvals for the marketing of our products in other markets will be obtained on a timely basis or at all. We are also required to comply with applicable FDA regulations for Quality System Regulation (“QSR”), including extensive record keeping, reporting and periodic inspections of our manufacturing facilities. Similar requirements are imposed by governmental agencies in other countries. A new 510(k) clearance is required for any modifications to previously approved medical devices or their labeling that could significantly affect the safety or effectiveness of the original products. Under the FDA’s regulatory scheme, the decision whether to seek 510(k) clearance for a modified device is left to the manufacturer in the first instance, and we have thus far determined that no such clearance has been required. The FDA has the right to review and revoke 510(k) clearance at any time. The FDA may determine that a pre-market approval, whereby the FDA conducts a scientific and regulatory review of a Class III scientific device for safety and effectiveness, may be required for future products or for future modifications to our existing medical devices.

Certain of our medical devices have also been approved for marketing throughout the member countries of the European Union by obtaining appropriate CE Marks. As a result of receiving CE Marks, we must also comply with the regulations of the Competent Authorities of the European Union for any such devices sold in the member nations of the European Union.

Our brachytherapy manufacturing operations involve the manufacturing and possession of radioactive materials, which are subject to stringent regulation. The users of our brachytherapy seed products are required to possess licenses issued by the states in which they reside or the U.S. Nuclear Regulatory Commission (the “NRC”). User licenses are also required by some of the foreign jurisdictions in which we may seek to market our products. There can be no assurance that current licenses held by us for our manufacturing operations will remain in force or that additional licenses required for our operations will be issued. There also can be no assurance that our customers will receive or retain the radioactive materials licenses required to possess and use TheraSeed® or I-Seed or that delays in the granting of such licenses will not hinder our ability to market our products. Furthermore, regulation of our radioactive materials manufacturing processes involves the imposition of financial requirements related to public safety and decommissioning, and there are costs and regulatory uncertainties associated with the disposal of radioactive waste generated by our manufacturing operations. There can be no assurance that the imposition of such requirements and the costs and regulatory restrictions associated with disposal of waste will not, in the future, adversely affect our business, financial condition and results of operations.

We are required under our radioactive materials license to maintain radiation control and radiation safety personnel, procedures, equipment and processes, and to monitor our facilities and our employees and contractors.  We are also required to provide financial assurance that adequate funding will exist for end-of-life radiological decommissioning of our cyclotrons and other radioactive areas of our properties that contain radioactive materials. We have provided this financial assurance through the issuance of letters of credit. We have so far been successful in explaining to the Georgia Department of Natural Resources that we will not have to dispose of our cyclotrons, but instead will be able to sell them for re-use or use for spare parts if we cease to operate them. Thus, we are only required to estimate and provide financial assurance for the end-of-life remediation and disposal costs associated with ancillary structures, such as plumbing, laboratory equipment and chemical processing facilities. However, if the Georgia Department of Natural Resources was to require that we include the cost of decommissioning our cyclotrons in our financial assurance demonstration, the amount of funds required to be set aside by us to cover decommissioning costs could dramatically increase.

Failure to obtain and maintain regulatory approvals, licenses and permits could significantly delay our marketing efforts. Furthermore, changes in existing regulations, or interpretations of existing regulations or the adoption of new restrictive regulations could adversely affect us from obtaining, or affect the timing of, future regulatory approvals. Failure to comply with applicable regulatory requirements could result in, among other things, significant fines, suspension of approvals, seizures or recalls of products, operating restrictions or criminal prosecution and materially adversely affect our business, financial condition and results of operations.

We face risk related to lack of diversification.

Through April 2005, virtually all of our revenues were generated from the brachytherapy seed market. The growth of our surgical products business has reduced our dependence on the brachytherapy business. However, there is no assurance that we can continue to successfully diversify our business, and a lack of diversification or over reliance on any one of our businesses can be a risk.

We are dependent on new technological development.

We compete in markets characterized by technological innovation, extensive research efforts and significant competition. New developments in technology may have a material adverse effect on the development or sale of our products and may render such products noncompetitive or obsolete. Other companies, many of which have substantially greater capital resources, marketing experience, research and development staffs and facilities than us, are currently engaged in the development of products and innovative methods for treating cancer, and for competing with our wound closure, vascular access and specialty needle products. Significant developments by any of these companies or advances by medical researchers at universities, government research facilities or private research laboratories could eliminate the entire market for any or all of our products.

We face significant competition.

Our surgical products business competes with other suppliers of wound closure, vascular access and specialty needle products. The primary suppliers include Angiodynamics, Angiotech Pharmaceuticals, Covidien Ltd., Boston Scientific, Cook Medical, Inc., C.R. Bard, Inc., Greatbatch, Inc., Hart Enterprises, Cordis and Ethicon, Inc. (subsidiaries of Johnson and Johnson), Merit Medical, Needle Specialty Products, Terumo Medical and Tegra Medical.  Our brachytherapy business is also subject to intense competition within the brachytherapy seed market. C.R. Bard, Inc., Best Medical and Best Theratronics, Ltd., Oncura (a part of GE Healthcare), Core Oncology and others all manufacture and/or sell Pd-103 and/or I-125 brachytherapy seeds. Many of our competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than we do. Additionally, many companies located outside of the United States, in particular in Asia, produce and supply similar surgical products. These companies may have access to substantially lower costs of production. Accordingly, such competitors or future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than us. As a result, we may be at a disadvantage when competing with these larger companies. If we fail to compete effectively, our business, financial condition and results of operations may be adversely affected.

We face pricing pressures.

Our businesses are subject to intense pressure to lower pricing as our customers are leveraging current economic conditions to demand reduced pricing or more favorable payment discounts.  Accordingly, we could find it difficult to offset discounts with in-house cost savings measures.  Failure to offer satisfactory savings to our customers or to successfully reduce our costs may adversely affect our revenue and results of operations.

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

We depend partially on our relationships with distributors and other industry participants to market our surgical and brachytherapy products, and if these relationships are discontinued or if we are unable to develop new relationships, our revenues could decline.

A significant portion of our surgical products revenue is derived from our relationships with OEMs, dealers and distributors. There is no assurance that we will be able to maintain or develop these relationships with OEMs, agents and distributors and other industry participants or that these relationships will continue to be successful. If any of these relationships is terminated, not renewed or otherwise unsuccessful, or if we are unable to develop additional relationships, our product sales could decline, and our ability to grow our product lines could be adversely affected.

We rely, and will continue to rely, upon collaborative relationships with agents and distributors and other industry participants to maintain market access to potential customers. Some of the entities with which we have relationships to help market and distribute our products also produce or distribute products that directly compete with our products.  In particular, C.R. Bard, Inc. (“Bard”), one of our primary competitors, is also a distributor of our TheraSeed® product. Sales to Bard represented 51% of brachytherapy product revenue in 2008. The terms of our distribution agreement with Bard provide for automatic one-year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires on December 31, 2010, and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2009. There is no assurance that this distribution agreement will be extended and if it is not, how much unit volume being sold through Bard will be able to be captured by our direct sales force or other distributors that we may utilize.

Doctors and hospitals may not adopt our products and technologies at levels sufficient to sustain our business or to achieve our desired growth rate.

To date, we have attained only limited penetration of the total potential market for most of our products. Our future growth and success depends upon creating broad awareness and acceptance of our products by doctors, hospitals and freestanding clinics, as well as patients. This will require substantial marketing and educational efforts, which will be costly and may not be successful. The target customers for our products may not adopt these technologies or may adopt them at a rate that is slower than desired. In addition, potential customers who decide to utilize any of our devices may later choose to purchase competitors’ products. Important factors that will affect our ability to attain broad market acceptance of our products include:

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NYSE rules are creating uncertainty for public companies, and are particularly burdensome for smaller public companies such as ours. We cannot predict or estimate the amount of the additional costs we may incur relating to regulatory developments or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Our success will depend, in part, on our ability to obtain, assert and defend patent rights, protect trade secrets and operate without infringing the proprietary rights of others.  We hold rights to issued United States and foreign patents. There can be no assurance that rights under patents held by or licensed to us will provide us with competitive advantages that others will not independently develop similar products or design around or infringe the patents or other proprietary rights owned by or licensed to us. In addition, there can be no assurance that any patent obtained or licensed by us will be held to be valid and enforceable if challenged by another party.

There can be no assurance that patents have not been issued or will not be issued in the future that conflict with our patent rights or prevent us from marketing our products. Such conflicts could result in a rejection of our or our licensors’ patent applications or the invalidation of patents, which could have a material adverse effect on our business, financial condition and results of operations. In the event of such conflicts, or in the event we believe that competitive products infringe patents to which we hold rights, we may pursue patent infringement litigation or interference proceedings against, or may be required to defend against litigation or proceedings involving, holders of such conflicting patents or competing products. There can be no assurance that we will be successful in any such litigation or proceeding, and the results and cost of such litigation or proceeding may materially adversely affect our business, financial condition and results of operations. In addition, if patents that contain dominating or conflicting claims have been or are subsequently issued to others and such claims are ultimately determined to be valid, we may be required to obtain licenses under patents or other proprietary rights of others. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to us, if at all. If we do not obtain such licenses, we could encounter delays or could find that the development, manufacture or sale of products requiring such licenses is foreclosed.

We rely to a significant degree on trade secrets, proprietary know-how and technological advances that are either not patentable or that we choose not to patent. We seek to protect non-patented proprietary information, in part, by confidentiality agreements with suppliers, employees and consultants. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others. The disclosure to third parties of proprietary non-patented information could have a material adverse effect on our business, financial condition and results of operations.

Domestic and foreign legislative or administrative reforms resulting in restrictive reimbursement practices of third-party payors and cost containment measures could decrease the demand for products purchased by our customers, the prices that our customers are willing to pay for those products and the number of procedures using our devices.

Our products are purchased principally by hospitals or physicians, which typically bill various third-party payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of our customers to obtain appropriate reimbursement for products and services from third-party payors is critical to the success of medical device companies because it affects which products customers purchase and the prices they are willing to pay. Reimbursement can significantly impact the acceptance of new technology. Implementation of healthcare reforms in the United States may limit, reduce or eliminate reimbursement for our products and adversely affect both our pricing flexibility and the demand for our products. Even when we develop a promising new product, we may find limited demand for the product unless reimbursement approval is obtained from private and governmental third-party payors.

Major third-party payors for hospital services in the United States and abroad continue to work to contain healthcare costs through, among other things, the introduction of cost containment incentives and closer scrutiny of healthcare expenditures by both private health insurers and employers. For example, in an effort to decrease costs, certain hospitals and other customers sometimes resterilize products otherwise intended for a single use or purchase reprocessed products from third-party reprocessors.

Further legislative or administrative reforms to the U.S. reimbursement systems in a manner that significantly reduces reimbursement for procedures using our medical devices or denies coverage for these procedures, or adverse decisions relating to our products by administrators of these systems in coverage or reimbursement issues, would have an adverse impact on the acceptance of our products and the prices that our customers are willing to pay for them. These outcomes, along with cost containment measures, could have a material adverse effect on our business and results of operations.

In addition, Medicare covers a substantial percentage of the patients treated for prostate cancer in the United States, and consequently, the costs for prostate cancer treatment are subject to Medicare’s prescribed rates of reimbursement. The utilization of TheraSeed®, I-Seed and many of the products in our surgical products business may be influenced by Medicare’s reimbursement levels, and the policies of other third party payors, which can change periodically. Unfavorable reimbursement levels and confusion regarding potential changes in Medicare have adversely affected sales of our brachytherapy products in the past, and could do so in the future.

We believe that the brachytherapy industry continues to be affected by competition from alternate therapies, declining prices for I-125 and Pd-103 seeds, competitors’ selling tactics and the effects of consolidation in the industry. Theragenics’ brachytherapy business also continues to be affected by our non-exclusive distributors. Medicare reimbursement policies have affected the brachytherapy market and can also continue to affect the brachytherapy market. On July 15, 2008, the Medicare Improvements for Patients and Providers Act of 2008 (the “2008 Act”) was enacted into law.  The 2008 Act extends Medicare’s longstanding “pass through” reimbursement policies for brachytherapy seeds administered in the hospital outpatient setting through December 31, 2009, ensuring that the Medicare program does not implement potentially restrictive caps on reimbursement during this period, (see “Medicare Developments” included in “Management’s Discussion and Analysis” below).  The potential for fixed reimbursement rates after the expiration of the 2008 Act on December 31, 2009 and other factors can be expected to lead to continued pricing pressure from hospitals and other health care providers.  Accordingly, we and/or our non-exclusive distributors may continue to change our respective pricing policies for the TheraSeed® device and we may change our pricing policy with respect to I-Seed in order to take advantage of market opportunities or respond to competitive situations. Responding to market opportunities and competitive situations could have an adverse effect on average selling prices. Responding to market opportunities and competitive situations could also have a favorable effect or prevent an unfavorable effect on market share and volumes. Conversely, we or our non-exclusive distributors could individually and independently decide to maintain per unit pricing under certain competitive situations that could adversely affect current or potential market share and volumes.

There can be no assurance (i) that current or future limitations or requirements for reimbursement by Medicare or other third party payors for prostate cancer treatment will not materially adversely affect the market for our brachytherapy or other products, (ii) that health administration authorities outside of the United States will provide reimbursement at acceptable levels, if at all or (iii) that any such reimbursement will be continued at rates that will enable us to maintain prices at levels sufficient to realize an appropriate return.  Any of these factors could have an adverse effect on brachytherapy revenue.

We may be unable to maintain sufficient liability insurance.

Our business is subject to product liability risks inherent in the testing, manufacturing and marketing of medical devices. We maintain liability policies with limits of $25 million per occurrence and in the aggregate. Our product liability and general liability policies are provided on a claims-made basis and are subject to annual renewal. There can be no assurance that liability claims will not exceed the scope of coverage or limits of such policies or that such insurance will continue to be available on commercially reasonable terms or at all. If we do not or cannot maintain sufficient liability insurance, our ability to market our products may be significantly impaired. In addition, product liability claims, as well as negative publicity arising out of such claims, could have a material adverse effect on our business, financial condition and results of operations.

If we do not comply with laws and regulations relating to our use of hazardous materials, we may incur substantial liabilities.

We use hazardous materials and chemicals in our manufacturing operations. We are required to comply with increasingly rigorous laws and regulations governing environmental protection and workplace safety, including requirements governing the handling, storage and disposal of hazardous substances and the discharge of materials into the environment generally. Although, we believe that we handle, store and dispose of these materials in a manner that complies with state and federal regulations, the risk of accidental contamination or injury exists. In the event of an accident, we could be held liable for decontamination costs, other clean-up costs and related damages or liabilities. To help minimize these risks, we employ a full-time Environmental Health and Safety Officer and, when appropriate, we utilize outside professional services organizations to help us evaluate environmental regulations and monitor our compliance with such regulations. In addition, we procure insurance specifically designed to mitigate environmental liability exposures.

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

TheraSeed® and I-Seed deliver a highly concentrated and confined dose of radiation directly to the prostate from within the patient’s body. Surrounding tissues and organs are typically spared excessive radiation exposure. Our wound closure, vascular access and specialty needle products are also utilized directly on patients. It is an inherent risk of the industries in which we operate that we might be sued in a situation where one of our products results in, or is alleged to result in, a personal injury to a patient, health care provider, or other user. Although we believe that as of the current date we have adequate insurance to address anticipated potential liabilities associated with product liability, any unforeseen product liability exposure in excess of, or outside the scope of, such insurance coverage could adversely affect our operating results. Any such claim brought against us, with or without merit, could result in significant damage to our business.

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

Although we expect our existing capital resources and future operating cash flows to be sufficient for the foreseeable future, certain events, such as operating losses or unavailability of credit could significantly reduce our remaining cash, cash equivalents and investments in marketable securities. Furthermore, we may require additional capital for research and development, the purchase of other businesses, technologies or products. Our capital requirements will depend on numerous factors, including the time and cost involved in expanding production capacity, the cost involved in protecting our proprietary rights and the time and expense involved in completing product development programs.

We have a Credit Agreement with a financial institution that expires October 31, 2009 and provides for revolving borrowings of up to $40.0 million, including a $5.0 million sub-limit for letters of credit. The Credit Agreement is subject to early termination upon the occurrence of certain events of default. In addition, the lender may decide to not extend this Credit Agreement at the expiration of the term. Finally, the Credit Agreement is unsecured and includes a springing lien on substantially all of the assets of the Company and our subsidiaries (subject to certain limited exceptions) in the event certain events of default occur under the Credit Agreement. The Credit Agreement contains representations and warranties, as well as affirmative, reporting and negative covenants, customary for financings of this type. In the event the Credit Agreement terminates early or is not extended, we will not have access to future borrowings in order to fund our capital requirements unless we can find new financing. In addition, the terms of our Credit Agreement require us to maintain a minimum of $20 million of liquid assets, as defined in the Credit Agreement.  No assurances are made regarding whether such refinancing can be arranged. Any new or replacement facility will likely be under terms that are not as favorable as the current credit facility.  The negative impact of recent and continuing adverse changes in the economy and credit markets generally or our inability to obtain financing on favorable terms, if at all, may have a material adverse effect on our results of operations and business.

If we are unable to develop new enhancements and new generations, we may be unable to retain our existing customers or attract new customers.

Rapid and significant technological change in products offered as well as enhancements to existing products and surgical techniques coupled with evolving industry standards and new product introductions characterize the market for our brachytherapy, wound closure, vascular access, and specialty needle products. Many of our brachytherapy and surgical products are technologically innovative and require significant planning, design, development and testing. These activities require significant capital commitments and investment. If we are unable to raise needed capital on favorable terms or at all, we may be unable to maintain our competitive advantage in the marketplace.

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

The high cost of technological innovation is coupled with rapid and significant change in the regulations governing the products that compete in both our surgical products and brachytherapy markets.  We may also be affected by industry standards that could change on short notice, and by the introduction of new products and technologies that could render existing products and technologies uncompetitive. We cannot be sure that we will be able to successfully develop new products or enhancements to our existing brachytherapy products and innovative surgical products. Without new product introductions, our revenues will likely suffer. Even if customers accept new enhanced products, the costs associated with making these products available to customers, as well as our ability to obtain capital to finance such costs, could reduce or prevent us from increasing our operating margins.

Our cash balances and marketable securities are subject to risks, which may cause losses and affect the liquidity of these investments.

At December 31, 2008, we had $39.1 million in cash and cash equivalents and $1.5 million of investments in marketable securities. Our cash and cash equivalents represent cash deposits and money market funds, and are invested with five financial institutions. Our marketable securities primarily represent investments in high-credit quality corporate and municipal obligations, in accordance with our investment policies.  All of these cash, cash equivalents and marketable securities investments are subject to general credit, liquidity, market, interest rate and counterparty risks, which may be exacerbated by the disruptions and volatility in the current economic climate, lack of liquidity in the credit and investment markets, severe economic difficulties being encountered by many financial institutions and other economic uncertainties that have affected various sectors of the financial markets and caused credit and liquidity issues. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.

We face unknown and unpredictable risks related to the current economic instability.

Financial markets and the economies in the United States and internationally have experienced extreme disruption and volatility and conditions could worsen. This has resulted in severely diminished liquidity and credit availability in the market, which could impair our ability to access capital or adversely affect our operations. The economic downturn may also, among other things:

•	create downward pressure on the pricing of our products;
•	affect the collection of accounts receivable;
•	increase the sales cycle for certain of our products;
•	slow the adoption of new products and technologies;
•	adversely affect our customers, causing them to reduce spending;
•	adversely affect our suppliers, which could adversely affect our ability to produce our products.

 Any of these conditions could have a material adverse effect on our business, financial position, liquidity and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

The executive offices of the Company are located in Buford, Georgia, in a facility that we own. Approximately 144,000 square feet of manufacturing and development facilities in the brachytherapy seed business are also located in Buford, Georgia, and are owned by us. Approximately 123,000 square feet of space in leased facilities in the surgical products business are located in Portland, Oregon, Garland, Texas and the Boston, Massachusetts area.

We also own approximately 32 acres in Buford, Georgia on which our executive offices and facilities for our brachytherapy seed business are located.  There is land available for future development adjacent to our current Buford facility.

The surgical products business leases approximately 34,500 square feet of production, warehouse, and office space from two related entities.  One is controlled by the former owner and officer of CP Medical, who is currently a stockholder of Theragenics; and the second is controlled by the former principal owners of NeedleTech, who are currently officers.  Approximate minimum lease payments under these leases are as follows: 2009, $260,000; 2010, $137,000; 2011, $22,000.

All of our owned and leased space is well maintained and suitable for the operations conducted in it.

Item 3. Legal Proceedings

From time to time we may be a party to claims that arise in the ordinary course of business, none of which, in our view, is expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matter to a vote of our security holders during the fourth quarter of calendar year 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock, $.01 par value, (“Common Stock”) is traded on the New York Stock Exchange (NYSE) under the symbol “TGX”. The high and low prices for the Company’s Common Stock for each quarterly period in 2008 and 2007 are as follows:

	High	Low
2008
First Quarter	$4.00	$3.23
Second Quarter	4.25	3.20
Third Quarter	3.76	2.69
Fourth Quarter	3.25	0.96

2007
First Quarter	$6.32	$3.00
Second Quarter	6.95	4.00
Third Quarter	4.58	3.40
Fourth Quarter	4.74	3.37

As of March 11, 2009, the closing price of the Company’s Common Stock was $1.00 per share. Also, as of that date, there were approximately 426 holders of record of the Company’s Common Stock. The number of record holders does not reflect the number of beneficial owners of the Company’s Common Stock for whom shares are held by depositary trust companies, brokerage firms and others.

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

Dividend Policy

The Company has not previously declared or paid a cash dividend on its Common Stock. It is the present policy of the Board of Directors to retain all earnings to support operations and the Company’s strategy of continued diversification and expansion. Consequently, the Board of Directors does not anticipate declaring or paying cash dividends on the Common Stock in the foreseeable future.

Item 6. Selected Financial Data

The following selected financial data are derived from the consolidated financial statements of the Company. The selected financial data set forth below should be read in conjunction with the consolidated financial statements of the Company and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

(Amounts in thousands, except per share data)	Year ended December 31,
	2008	2007	2006	2005	2004
Statement of Earnings Data:
Product sales	$66,447	$61,286	$53,076	$43,693	$33,030
License and fee income	911	924	1,020	577	308
Total revenue	67,358	62,210	54,096	44,270	33,338

Cost of sales	36,264	31,994	27,752	23,763	14,122

Gross profit	31,094	30,216	26,344	20,507	19,216

Selling, general and administrative	20,500	19,131	19,951	19,652	17,619
Amortization of purchased intangibles	2,410	1,875	1,371	500	-
Research and development	1,300	1,365	805	3,632	9,583
Impairment of goodwill and tradenames	70,376	-	-	-	-
Change in estimated value of asset held for sale	(142)	500	-	-	-
Restructuring expenses	-	-	369	33,390	-
(Gain) loss on sale of assets	(5)	-	(201)	14	15
Total operating expenses	94,439	22,871	22,295	57,188	27,217

Earnings (loss) from operations	(63,345)	7,345	4,049	(36,681)	(8,001)

Other, net	277	1,502	1,104	1,281	1,149

Earnings (loss) before income taxes	(63,068)	8,847	5,153	(35,400)	(6,852)

Income tax expense (benefit)	(4,528)	3,212	(1,712)	(6,394)	(2,542)

Net earnings (loss)	$(58,540)	$5,635	$6,865	$(29,006)	$(4,310)

Net earnings (loss) per share
Basic	$(1.77)	$0.17	$0.21	$(0.93)	$(0.14)
Diluted	$(1.77)	$0.17	$0.21	$(0.93)	$(0.14)

Weighted average common shares
Basic	33,066	33,103	32,452	31,273	29,971
Diluted	33,066	33,299	32,540	31,273	29,971

	December 31,
(In thousands)	2008	2007	2006	2005	2004
Balance Sheet Data:
Cash and cash equivalents	$39,088	$28,666	$18,258	$10,073	$28,450
Marketable securities	1,507	20,123	14,722	35,535	33,811
Property and equipment, net	30,035	27,972	30,901	32,766	70,215
Total assets	114,419	148,821	146,244	122,064	148,678
Short-term borrowings	32,000	-	-	-	-
Long-term borrowings	-	7,500	7,500	-	-
Shareholders’ equity	$74,110	$132,619	$126,141	$115,683	$138,060

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

Our surgical products business consists of wound closure, vascular access, and specialty needle products.  Wound closure includes sutures, needles and other surgical products. Vascular access includes introducers, guidewires, and related products.  Specialty needles include coaxial, biopsy, spinal and disposable veress needles, access trocars, and other needle based products.  This segment serves a number of markets and applications, including among other areas, interventional cardiology, interventional radiology, vascular surgery, orthopedics, plastic surgery, dental surgery, urology, veterinary medicine, pain management, endoscopy, and spinal surgery. Our surgical products business sells its devices and components primarily to original equipment manufacturers (“OEMs”) and to a network of distributors.

In our brachytherapy seed business, we produce, market and sell TheraSeed®, our premier palladium-103 prostate cancer treatment device; I-Seed, our iodine-125 based prostate cancer treatment device; and other related products and services. We are the world’s largest producer of palladium-103, the radioactive isotope that supplies the therapeutic radiation for our TheraSeed® device. Physicians, hospitals and other healthcare providers, primarily located in the United States, utilize the TheraSeed® device. The majority of TheraSeed® sales are channeled through third-party distributors. We also maintain an in-house sales force that sells our TheraSeed® and I-Seed devices directly to physicians.

We have substantially diversified our operations and revenues in recent years. Prior to 2003, we operated one business segment, our brachytherapy seed business.  Our sole product was the palladium-103 TheraSeed® prostate cancer treatment device. In 2003, we began to market I-Seed, our iodine-125 based I-Seed prostate cancer treatment product. In May 2005, we expanded into the surgical products business with the acquisition of CP Medical Corporation (“CP Medical”).  In August 2005 we restructured our brachytherapy seed business in order to sharpen our focus on our two business segments and provide a more focused platform for continued diversification.  In August 2006 we acquired Galt Medical Corp. (“Galt”); and in July 2008, we acquired NeedleTech Products, Inc. (“NeedleTech”).  CP Medical, Galt, and NeedleTech comprise our surgical products business, which accounted for 57% of consolidated revenue in 2008.  Prior to May 2005, the brachytherapy seed business constituted 100% of our revenue.

We acquired CP Medical on May 6, 2005, for approximately $26.7 million, including $20.6 million in cash and the issuance of 1,840,458 shares of common stock valued at approximately $6.1 million. Galt was acquired on August 2, 2006, for $32.7 million (net of $2.3 million of cash acquired), including $29.6 million in cash and the issuance of 978,065 share of common stock valued at $3.1 million.

 Acquisition of NeedleTech Products in 2008

We acquired all of the outstanding common stock of NeedleTech on July 28, 2008.  The total purchase price, including transaction costs, was approximately $44.1 million (net of cash, cash equivalents, and marketable securities acquired of approximately $5.8 million).  We paid the purchase price in cash, including $24.5 million from borrowings under our $40 million credit facility.

NeedleTech is a manufacturer of specialty needles and related medical devices.  Their current products include coaxial needles, biopsy needles, access trocars, brachytherapy needles, guidewire introducer needles, spinal needles, disposable veress needles, and other needle-based products.  End markets served include the cardiology, orthopedics, pain management, endoscopy, spinal surgery, urology, and veterinary medicine markets.  We believe the acquisition of NeedleTech will forward our stated strategy of becoming a diversified medical device manufacturer, will increase our breadth of offerings to our existing customers and will expand our customer base of large leading-edge OEMs. The results of NeedleTech’s operations were included in our consolidated results subsequent to acquisition.

Results of Operations

Year Ended December 31, 2008, Compared to Year Ended December 31, 2007

Revenue

Following is a summary of revenue by segment for each of the three years in the period ended December 31, 2008 (in thousands):

	Year ended December 31,
	2008	2007	2006
Surgical products	$38,779	$28,896	$19,372

Brachytherapy seed
Product sales	27,910	32,596	33,860
Licensing fees	877	924	1,020
Total brachytherapy seed	28,787	33,520	34,880

Intersegment eliminations	(208)	(206)	(156)

Consolidated	$67,358	$62,210	$54,096

Revenue in our surgical products segment increased 34% over 2007 as a result of the acquisition of NeedleTech, organic growth, and expanded programs for existing customers. On a pro forma basis, as if the NeedleTech acquisition had occurred on January 1, 2007, revenue in our surgical products segment would have increased 7% over 2007. A significant portion of the products in our surgical business is sold to OEMs and a network of distributors. Ordering patterns of these customers vary and are difficult to predict. Accordingly, surgical products revenue is subject to fluctuation, especially on a quarter-to-quarter basis.  In addition, the volatility and disruptions in the U.S. and global economies and credit markets, and other uncertainties due to the economic slowdown in the U.S. and around the world, have had a negative effect on our surgical product revenue, especially as general economic conditions worsened in the fourth quarter of 2008.  Scheduled shipping dates for orders were farther out than we have typically experienced.  We believe the lengthening lead times have been, at least in part, our customers’ response to hospitals’ efforts to reduce inventories and conserve cash.  We believe this has affected all companies in the supply chain, including ours.  Looking forward, we expect that the difficult economic climate and macroeconomic uncertainties generally will continue to affect our surgical products business at least through 2009, and perhaps make the fluctuations in our results even more volatile from period to period.

Brachytherapy product sales decreased 14% in 2008 compared to 2007. The decrease in product sales included a decline in sales to our main distributor of 18%. We believe there has been an industry wide decline in prostate brachytherapy procedure volume in 2008.  Some newer forms of treatment have increased their market share, especially those with Medicare reimbursement levels that are higher than reimbursement levels for brachytherapy.  These newer forms of alternative treatments include Intensity Modulated Radiation Therapy (“IMRT”) and robotic surgery.   Our revenues also continue to be affected by the disappointing performance of our main distributor.  We also maintain our own internal brachytherapy sales force that sells TheraSeed® and I-Seed directly to hospitals and physicians. Revenue from direct sales was 47% of total brachytherapy segment revenue in 2008 and 46% in 2007.  In addition to treatment options that enjoy favorable reimbursement rates, we believe brachytherapy seed revenue is also affected by disruptive pricing from other brachytherapy providers and uncertainties surrounding reimbursement.  The average selling price of the TheraSeed® device sold directly to hospitals and physicians was down slightly in 2008 compared to 2007.

We have two non-exclusive distribution agreements in place for the distribution of the TheraSeed® device. The primary distribution agreement is with C. R. Bard, Inc. (“Bard”), which is effective through December 31, 2010 (the “Bard Agreement”). Sales to Bard represented 51% and 53% of brachytherapy product revenue in 2008 and 2007, respectively, and 21% and 28% of consolidated product revenue in 2008 and 2007, respectively. Revenue generated from the second non-exclusive distributor was not material in 2008 and is not expected to be material in 2009. The terms of the Bard Agreement provide for automatic one-year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires on December 31, 2010, and will be automatically extended for one additional year unless either party gives notice by December 31, 2009 of its intent not to extend the agreement.

In May 2008, we entered into an exclusive license agreement whereby we licensed to another party the rights to certain intellectual property related to an expandable brachytherapy delivery system that we developed.  The term of the agreement is through the expiration of the last of the patents licensed under the agreement, which is currently November 2024.  The agreement provides for a minimal non-refundable initial license fee and non-refundable continuing royalties based upon sales subject to certain minimums.  License fee revenue under this agreement was not material in 2008 and is not expected to be material in 2009.

We believe that Medicare reimbursement policies have affected the brachytherapy market and will continue to affect the brachytherapy market.  During 2007 Medicare continued to reimburse for brachytherapy seeds under the “charges adjusted to costs” methodology, which is based on the actual invoiced cost of the seeds and which we sometimes refer to as a “pass-through” methodology.  In December 2007, Congress enacted the Medicare, Medicaid and SCHIP Extension Act of 2007, which extended the existing cost-based reimbursement methodology through June 30, 2008.  On July 15, 2008, the Medicare Improvements for Patients and Providers Act of 2008 (the “2008 Act”) was enacted into law.  The 2008 Act extends Medicare’s long standing cost-based reimbursement methodology for brachytherapy seeds administered in the hospital outpatient setting through December 31, 2009, ensuring that the Medicare program does not implement potentially restrictive caps on reimbursement during this period.  The 2008 Act was retroactive to July 1, 2008.  The potential for fixed Medicare reimbursement rates after the expiration of the 2008 Act and other factors can be expected to lead to continued pricing pressure from hospitals and other health care providers.  Any of these factors could have an adverse effect on brachytherapy revenue.

Operating income (loss) and costs and expenses

Following is a summary of operating income (loss) by segment for each of the three years in the period ended December 31, 2008 (in thousands):

	Year ended December 31,
	2008	2007	2006
Surgical products
Operating income (loss)	$(63,538)	$3,977	$1,955
Impairment of goodwill and tradenames	67,798	-	-
Surgical products excluding special items	4,260	3,977	1,955

Brachytherapy seed
Operating income	176	3,403	2,122
Impairment of goodwill and tradenames	2,578	-	-
One-time license fees	-	-	(400)
Change in estimated value of asset held for sale	(142)	500	-
Restructuring related items, net	-	-	170
Brachytherapy seed excluding special items	2,612	3,903	1,892

Intersegment eliminations	17	(35)	(28)

Operating income (loss)
Consolidated	$(63,345)	$7,345	$4,049
Excluding special items	$6,889	$7,845	$3,819

Operating income excluding special items is a non-GAAP financial measure we use to make operational decisions, evaluate performance, prepare internal forecasts and allocate resources. We believe presentation of these non-GAAP financial measures provides supplemental information that is helpful to an understanding of the operating results of our businesses and period-to-period comparisons of performance. Non-GAAP financial measures should be considered in addition to, but not as a substitute for, the comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

On a consolidated basis we had an operating loss of $63.3 million in 2008.  This included a non-cash impairment charge of $70.4 million, related primarily to the impairment of all of our previously recorded goodwill.  See Impairment of goodwill and tradenames below.

Operating income in the surgical products segment includes the results of NeedleTech subsequent to acquisition on July 28, 2008.   Surgical products operating income excluding special items was $4.3 million in 2008 compared to $4.0 million in 2007.  Gross margins in our surgical products segment were 41% in 2008 compared to 43% in 2007. Our gross margins in 2008 were negatively affected by $885,000 of non-cash acquisition related charges related to the NeedleTech acquisition. These non-cash charges were related primarily to the fair value adjustments to NeedleTech inventory at acquisition and will not recur in 2009.  Gross margins are also dependent on sales channel and product mix.  Selling, general, and administrative (SG&A) expenses in our surgical products business were 21% of revenue in both 2008 and 2007.  In 2008 we incurred higher recruiting, relocation, and information technology infrastructure costs as compared to 2007.  We also implemented a new research and development (R&D) program in our surgical products business in the fourth quarter of 2008.  This R&D program is intended to focus on product extensions, next generation products and new products that are complementary to our current product lines.  R&D expenses in our surgical products segment were $1.2 million in 2008 compared to $639,000 in 2007.  Looking forward, we expect R&D expenses to increase to as high as $3.5 million in 2009, depending on our opportunities.  We also expect to continue to make investments in staffing, and other infrastructure, including our corporate wide investment in standardization of our information technology systems, in our surgical products segment in 2009. Accordingly, operating income may fluctuate solely as a result of investments made in operations in future periods.

Operating income excluding special items in the brachytherapy seed segment was $2.6 million in 2008 compared to $3.9 million in 2007.  In December 2007 we increased the estimated service lives of our cyclotron equipment from 10 years to 15 years. This change reduced manufacturing related depreciation expense by approximately $1.4 million in 2008 from what would have otherwise been reported. Despite the lower depreciation expense, our operating income declined in 2008 primarily as a result of lower revenue.  Manufacturing related expenses in our brachytherapy business tend to be fixed in nature.  Accordingly, even modest declines in revenue have a negative impact on operating income.  Gross margins and operating income in our brachytherapy seed business are expected to continue to be highly dependent on sales levels, due to this high fixed cost component.  Partially offsetting the lower revenue was a $700,000 decrease in SG&A expenses compared to 2007 primarily as a result of lower compensation related expenses and the elimination of maintenance expenses and carrying costs related to our Oak Ridge facility, which we sold in July 2008.  Looking forward, the elimination of our Oak Ridge carrying costs will reduce future annual operating expenses by approximately $264,000 as compared to 2008.  R&D expenses in the brachytherapy seed segment also declined in 2008.  We do not expect R&D expenses in this segment to be material in future periods, although we may incur R&D expenses for appropriate opportunities in process improvements.

Asset held for sale

We completed the sale of our Oak Ridge facility in July 2008.   This facility was previously classified as a long-term asset held for sale in our consolidated balance sheet.  As part of this transaction, the facility was sold and the underlying land sublease was terminated.   The significant portion of the present value of the future payments due under that sublease was previously classified as a long-term contract termination liability in our consolidated balance sheet.  The $142,000 gain realized from the completion of the sale in July, including the termination of the sublease, was recognized as an adjustment to the carrying value of the asset held for sale in 2008.   During 2007 we recorded a $500,000 write down of the carrying value of the Oak Ridge facility based on the general deterioration of the commercial real estate markets and in the overall economy at the time.

Impairment of goodwill and tradenames

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we perform an assessment of goodwill impairment annually, or more frequently if events or changes in circumstances indicate that impairment in the value of goodwill recorded on our balance sheet may exist.  We perform our impairment testing at the reporting unit level.  A reporting unit is the same as, or one level below, an operating segment.  We typically perform our annual assessment during the fourth quarter of each year, which coincides with the timing of our annual budgeting and forecasting process. In order to estimate the fair value of goodwill, we typically make various assumptions about the future prospects for the reporting unit that the goodwill relates to, consider market factors specific to that reporting unit, and estimate future cash flows to be generated by that reporting unit.  Assumptions used in these assessments are consistent with our internal planning. We also consider external economic and market conditions that could impact the fair value of our reporting units.

Our common stock is listed and traded on the New York Stock Exchange (“NYSE”).  The trading prices of many companies, including our own, declined significantly during the fourth quarter of 2008, along with significant declines in the overall market value of the composite of all shares traded on the stock exchanges.  These overall stock market declines have continued into early 2009.  We believe that events in the U.S. and global credit markets, banking and financial markets, the current economic instability, and negative economic news in general, have caused the significant volatility in the prices of common stocks listed on the U.S. and global stock exchanges.  This decline in stock market valuations coincided with our annual impairment testing.

The extended decline in our share price and market capitalization, and the overall deterioration in general macroeconomic conditions as discussed above, had a material effect on our impairment testing in the fourth quarter.  Our assumptions and judgments reflected the deteriorating macroeconomic environment and resulted in the use of discount rates and comparable company market multiples that reflected the significantly increased risk prevalent in the markets. In addition, our cash flow, discount rate and market multiple assumptions were severely restricted due to our market capitalization, which is determined by our share price as quoted by the NYSE.

As a result of these circumstances, the first step of our impairment testing under SFAS No. 142 indicated that goodwill was impaired at each of our reporting units. We then performed the second step of the goodwill impairment test which involves calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all of its assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill.  The fair value of our reporting units was determined using discounted cash flow and market multiple approaches.  As we noted above, our estimates of fair value of our reporting units were severely limited by our market capitalization.  The results of this second step of impairment testing indicated that all goodwill at each of our reporting units was impaired.  Total impairment of goodwill was $65.3 million in our surgical products segment and $2.6 million in our brachytherapy seed segment.   These impairment charges are not expected to affect our liquidity, cash flows from operating activities, or future operations.  These charges also had no effect on our $40 million credit facility or our compliance with the financial covenants under the credit facility.

Our tradenames were intangible assets with indefinite lives and accordingly were not subject to amortization.  Pursuant to SFAS No. 142 the recorded value of our tradenames intangible asset is tested for impairment annually or more frequently if changes in circumstances indicate that impairment may exist.  The determination of fair value used in the impairment evaluation is based on discounted estimates of future sales projections attributable to ownership of the tradenames. Significant judgments inherent in this analysis include assumptions about appropriate sales growth rates, royalty rates, discount rates and the amount of expected future cash flows. The judgments and assumptions used in the estimate of fair value are consistent with the projections and assumptions that are used in our internal budgeting and forecasting process. They are also consistent with the judgments and assumptions used in our goodwill impairment testing.  The determination of fair value is highly sensitive to changes in the related discount rate used to evaluate the fair value of our tradenames. We estimated the current fair value of our tradenames, as determined using discount rates reflective of current economic conditions and our market capitalization.  We compared these estimated fair values to the recorded amounts of our tradenames and determined that there was impairment of $2.5 million, all related to reporting units in our surgical products segment.  In connection with our review of tradename impairment, we determined that current facts and circumstances no longer supported an indefinite life.  We estimated that the remaining useful life of our tradenames was 10 years.  Accordingly, we will amortize our tradenames over 10 years beginning in 2009; and amortization expense in 2009 is expected to be $324,000 higher than it would be if tradenames were not subject to amortization.

Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we also review long-lived assets, including our intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We group these assets at the lowest level that we could reasonably estimate the identifiable cash flows.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of long-lived assets to the future undiscounted net cash flows expected to be generated by these assets. If the carrying amounts exceed the future undiscounted cash flows, then the impairment recognized is the amount by which the carrying amount of the assets exceeds their fair value.  As a result of the impairment indicators related to goodwill, we tested our long-lived assets for impairment and determined that there was no impairment.

Other income/expense

Interest income was $1.1 million in 2008 compared with $2.2 million in 2007. The 2007 amount included $309,000 of one-time interest income related to $1.9 million of refunded federal income taxes. Interest income also decreased in 2008 as a result of cash used for the NeedleTech acquisition and lower yields due to a more conservative investment mix and declining market interest rates. Our current investments consist primarily of money market funds and U.S. Treasury securities.  Our investments can include short-term cash investments and high-credit quality corporate and municipal obligations, in accordance with our investment policies. See Liquidity – Marketable Securities and Critical Accounting Policies below.  Funds available for investment have and will continue to be utilized for our current and future expansion programs and strategic opportunities for growth and diversification. As funds continue to be used for these programs and activities, and as interest rates continue to change, we expect interest income to fluctuate accordingly.

Interest expense increased to $841,000 in 2008 from $691,000 in 2007. The increase was due to an additional $24.5 million of borrowings under our credit facility for the NeedleTech acquisition.  Interest on outstanding borrowings is payable at LIBOR plus 1% with an effective rate of 2.9% at December 31, 2008 and 6.2% at December 31, 2007. Our interest expense in 2008 would have been higher had our effective interest rate not declined during the course of the year in 2008.  Future levels of interest expense will be dependent on the level of outstanding borrowings and on changes in the underlying LIBOR rate.  Such changes are impossible for us to predict, especially in the current economic environment.  To date we have not hedged the interest costs related to our credit facility.  We may hedge our interest rate risk in the future, depending on, among other things, the intermediate and long-term outlook for interest rates and the risks and costs associated with hedging such items.

Our current credit facility expires in October 2009.  Should we be successful in renewing or replacing our current credit facility, future interest expense will also be impacted by any new terms, increases or decreases in the effective interest rate on borrowings, and any future borrowings to support expansion programs and strategic opportunities for growth and diversification.  Due to the current economic environment and severe difficulties in the credit markets, any new or replacement credit facility is likely to be on less favorable terms than our current credit facility.

Other non-operating income in 2008 totaled $53,000.  This amount consisted of gains from the sale of scrap metal from one of our operating facilities of $457,000. Looking forward, we do not expect to continue to realize similar gains in the near future.  Offsetting this gain in 2008 was $347,000 in losses in our marketable securities, which included a $93,000 impairment charge related to a decline in market value to one of our investments that we considered to be a permanent decline. For more information on the risks related to our investments, see Critical Accounting Policies, Liquidity and Capital Resources – Marketable Securities, and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, all of which are included in this report.

Income tax expense

Our effective income tax rate for 2008 was a benefit of 7%.  In 2007 our effective income tax rate was 36%. Our effective income tax rate in 2008 was significantly affected by our non-cash impairment charges of goodwill and tradenames. The majority of these impairment charges were not deductible for income tax purposes and, accordingly, no tax benefit was recorded related to the non-deductible charges. This had the effect of reducing our tax benefit by approximately 27% in 2008.  Excluding the effect of the non-cash impairment charges, our income tax rate was 34% in 2008.  Future tax rates can be affected by, among other things, changes in tax regulations, changes in statutory tax rates, changes in the tax jurisdictions in which we must file income tax returns, and many other items that affect the taxability and deductibility of our revenue and expenses and for which we cannot currently predict.

During 2007, the IRS completed an examination of our 2004 and 2005 federal income tax returns with no significant adjustments. Upon settlement of the 2004 audit, during 2007 we received a refund of federal income tax previously paid of $1.9 million. This refund resulted from the carryback of tax losses that were reported in our 2004 federal income tax return. We also received $309,000 of interest income related to this refund, which was recognized upon settlement of the IRS examination in 2007.

Year Ended December 31, 2007, Compared to Year Ended December 31, 2006

Revenue

Consolidated revenue in 2007 increased 15.0% over 2006 as a result of the increase in revenue in the surgical products segment. Results for 2007 include the results of Galt for the entire year. Galt, which was acquired in August 2006, was included for approximately five months in 2006.

Brachytherapy product sales decreased 4% in 2007 compared to 2006. This decrease was due to a 15% decline in sales to our main distributor, partially offset by an increase in direct sales. The sales decline to this main distributor was attributable to a 6% reduction in transfer price, which was effective February 1, 2007, with the remaining decrease due to lower unit volumes. We reduced the transfer price in recognition of competitive marketplace pressures and new distributor strategies.   Direct sales totaled 46% of brachytherapy product revenue in 2007 compared to 39% in 2006. The increase in direct sales resulted from programs implemented by the direct sales force and direct to consumer advertising programs. The average selling price of the TheraSeed® device sold directly to hospitals and physicians in 2007 was comparable to 2006.

Our primary distribution agreement in 2007 was with C.R. Bard, Inc. (“Bard”). Sales to Bard represented approximately 53% and 60% of brachytherapy product revenue in 2007 and 2006, respectively, and 28% and 38% of consolidated product revenue in 2007 and 2006, respectively. Revenue generated from a second non-exclusive distributor was not material in 2007 or 2006.

Revenue in the 2006 period included $400,000 of one-time license fee revenue in the brachytherapy segment related to the licensee’s receipt of the CE Mark and European registration for TheraSphere® in certain European countries. During 2007, license fees represented only the continuing royalties from continuing license fees from European and U.S. product sales of TheraSphere®.

Operating income and costs and expenses

Operating income in the surgical products segment includes the results of Galt for the entire year in 2007 and for five months in 2006. Gross margins in the surgical products segment were 43% in 2007 and 41% in 2006 and were affected by product and sales channel mix. In addition to the inclusion of Galt for a full year in 2007, operating income improved over the 2006 periods due to reductions in professional fees and bad debt expense partially offset by severance costs. Efficiencies were also realized because of the larger scale of the surgical products business in 2007. Overall SG&A expenses as a percent of sales in the surgical products segment decreased to 21% in 2007 from 22% in 2006.

Operating income excluding special items in the brachytherapy segment increased to $3.9 million in 2007, more than double the $1.9 million in 2006. This increase in profitability was a result of reductions in operating expenses in 2007, partially offsetting the effect of lower revenue. Cost reductions were a result of operating efficiencies and other savings programs implemented in the last half of 2006. In 2007, selling, general and administrative (SG&A) expenses in the brachytherapy segment decreased by $2.6 million compared to 2006. These SG&A reductions were primarily a result of decreases in advertising and professional fees.

Research and development (“R&D”) expenses increased to $1.4 million in 2007 compared to $805,000 in 2006. The brachytherapy segment developed a new device to assist with the configuration of seeds. R&D in the surgical products segment was primarily related to new product development.

Asset held for sale

During 2007 we recorded a $500,000 write down of the carrying value of our Oak Ridge facility, which was held for sale.  This write down was based on the general deterioration of the commercial real estate markets and in the overall economy at the time.  We completed the sale of the Oak Ridge facility in July 2008.

Other income/expense

Interest income was $2.2 million in 2007 compared to $1.5 million in 2006. The 2007 amount included $309,000 of one-time interest income related to $1.9 million of refunded federal income taxes. This interest income was recognized in the second quarter of 2007 upon settlement of the IRS’ examination of our 2004 federal income tax return. Other increases in interest income were a result of higher interest rates in 2007. Interest expense increased from $419,000 in 2006 to $691,000 in 2007, as the $7.5 million in borrowings under our credit facility was outstanding for all of 2007. In 2006, these borrowings were outstanding for approximately five months.

Income tax expense

Our effective income tax rate for 2007 was 36%. In 2006, we recognized an income tax benefit of $1.7 million. This net benefit was a result of recognizing income tax expense of $1.9 million, offset by a benefit resulting from the release of $3.6 million of the deferred tax asset valuation allowance. The valuation allowance was released in 2006 as it became more likely than not that our deferred income tax assets would be realized. Excluding the release of the allowance, the effective tax rate for 2006 would have been 37%.

Critical Accounting Policies and Estimates

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The SEC defines “critical accounting policies” as those that require application of our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. The following is not intended to be a comprehensive list of our accounting policies. Our significant accounting policies are more fully described in the notes to our consolidated financial statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for our judgment in their application. The accounting policies described below are those which we believe are most critical to aid in fully understanding and evaluating our reported financial results, and are areas in which our judgment in selecting an available alternative might produce a materially different result.

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

Due to the severe volatility and disruptions related to the U.S. and global investment and credit markets, we are exposed to the risk of changes in fair value of our marketable securities in future periods, which may cause us to take impairment charges that we do not currently anticipate.  While we will continue to research, analyze and monitor our investments, we cannot predict what the effect of current investment and credit market circumstances might have on our portfolio going forward.  You can find more information related to the valuation of our marketable securities in Note E in the accompanying consolidated financial statements, Liquidity and Capital Resources in Management’s Discussion and Analysis, and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, all of which are included in this report.

Property and equipment. Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of such assets. Our estimates can result in differences from the actual useful lives of certain assets. The significant portion of equipment is comprised of cyclotrons, which are utilized in the brachytherapy business. As of December 31, 2008, we owned and operated eight cyclotrons, the first of which entered service in 1998. In December 2007 we changed the estimated service lives of certain depreciable assets, mainly the cyclotron equipment. The estimated service life of the cyclotron equipment was increased from 10 years to 15 years, and was based on, among other things, an assessment of the equipment’s operating and maintenance history and expected future performance. We accounted for this change as a change in estimate in accordance with SFAS No. 154, Accounting Changes and Error Corrections. Accordingly, this change was accounted for in the period of the change and will be accounted for in future periods. In 2008, this change reduced depreciation expense by approximately $1.4 million compared to what it would have been using the former estimated useful life. The effect of this change was not significant in 2007.

We will continue to periodically examine estimates used for depreciation for reasonableness. If we determine that the useful life of property or equipment should be shortened or lengthened, depreciation expense would be adjusted accordingly for the remaining useful lives of the identified assets.

Under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we assess the impairment of our depreciable assets (including property, equipment, and intangible assets subject to amortization) whenever events or circumstances indicate that such assets might be impaired. In the event the expected undiscounted future cash flow attributable to the asset is less than the carrying value of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. The estimation of fair value, whether in conjunction with an asset to be held and used or with an asset held for sale, also involves judgment. It is possible that our estimates of fair value may change and impact our financial condition and results of operations. As a result of the impairment indicators related to goodwill in the fourth quarter of 2008, we performed an assessment of our long-lived assets under SFAS No. 144 and determined that there was no impairment. See Impairment of goodwill and tradenames above under Results of Operations.

Goodwill and other intangible assets. We account for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized to expense and must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that such assets might be impaired. The first step of the impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill and intangible assets with indefinite lives. If fair value exceeds book value, goodwill is considered not impaired, and the second step of the impairment test is unnecessary. If book value exceeds fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. For this step the implied fair value of the goodwill is compared with the book value of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to that excess. Any loss recognized cannot exceed the carrying amount of goodwill. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited once the measurement of that loss is completed.

We perform our annual goodwill impairment assessment during the fourth quarter. We also make judgments about goodwill whenever events or changes in circumstances indicate that impairment in the value of goodwill recorded on our balance sheet may exist. The timing of an impairment test may result in charges to our statements of income in future reporting periods that could not have been reasonably foreseen in prior periods. In order to estimate the fair value of goodwill, we typically make various judgments and assumptions, including, among other things, the identification of the reporting units, the assignment of assets and liabilities to reporting units, the future prospects for the reporting unit that the asset relates to, the market factors specific to that reporting unit, the future cash flows to be generated by that reporting unit, and the weighted average cost of capital for purposes of establishing a discount rate. Assumptions used in these assessments are consistent with our internal planning.

The most recent assessment under SFAS No 142 was performed in the fourth quarter of 2008.   We determined that all of our goodwill was impaired and that a portion of our tradenames intangible asset was impaired. See Impairment of goodwill and tradenames above under Results of Operations.

Other intangible assets determined to have finite lives are amortized over their useful lives using a method that is expected to reflect the pattern of its economic benefit. When a pattern of economic benefit cannot be determined, or if the straight-line method results in greater amortization, then the straight-line method is used. To date, all finite lived intangible assets have been amortized using the straight-line method. We also review finite lived intangible assets for impairment to ensure they are appropriately valued if conditions exist that indicate the carrying value may not be recoverable.

Allowance for doubtful accounts and returns. We make estimates and use our judgments in connection with establishing an allowance for the possibility that portions of our accounts receivable balances may become uncollectible or subject to return. Accounts receivable are reduced by this allowance. Specifically, we analyze accounts receivable in relation to customer creditworthiness, current economic trends, changes in our customer payment history, and changes in sales returns history in establishing this allowance. It is possible that these or other underlying factors could change and impact our financial position and results of operations.

Asset retirement obligation. SFAS No. 143, Accounting for Asset Retirement Obligations, requires us to estimate the future cost of asset retirement obligations, to discount that cost to its present value, and to record a corresponding asset and liability in our consolidated balance sheet. The values ultimately derived are based on many significant estimates, including future decommissioning costs, inflation, cost of capital, and market risk premiums. The nature of these estimates requires us to make judgments based on historical experience and future expectations. Revisions to the estimates may be required based on such things as changes to cost estimates or the timing of future cash outlays. Any such changes that result in upward or downward revisions in the estimated obligation will result in an adjustment to the related capitalized asset and corresponding liability on a prospective basis.

Share-based compensation. We account for share-based compensation in accordance with SFAS No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. In order to determine the fair value of stock options on the date of grant, we utilize the Black Scholes model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. The risk-free interest rate and dividend yield are based on factual data derived from public sources. The expected stock-price volatility and option life assumptions require significant judgment, which makes them critical accounting estimates. Our expected volatility is based upon weightings of the historical volatility of our stock. With respect to the weighted-average option life assumption, we consider the exercise behavior of past grants and model the pattern of aggregate exercises.

The grant date fair value of Restricted Stock Units and Performance Restricted Stock Units (collectively, the “Stock Units”) are based on the fair value of the underlying common stock and is recognized over the requisite service period. For Stock Units containing performance conditions, the grant date fair value is adjusted each period for the number of shares ultimately expected to be issued. For Stock Units subject to discretionary performance conditions, the grant date has not been established and accordingly, the fair value of the award is updated each period for changes in the fair value of the underlying common stock. To the extent that the underlying fair value of our common stock varies significantly, and/or the number of shares issuable is determined, we may record additional compensation expense or adjust previously recognized compensation expense.

Accounting for income taxes. Our judgments, assumptions and estimates relative to the provision for income taxes take into account current tax laws and our interpretation of current tax laws. We must make assumptions, judgments and estimates to determine our tax provision and our deferred income tax assets and liabilities, including the valuation allowance to be recorded against a deferred tax asset. Actual operating results and the underlying amount and category of income in future years could differ materially from our current assumptions, judgments and estimates of recoverable net deferred taxes.

We periodically evaluate the recoverability of our deferred tax assets and recognize the tax benefit only as reassessment demonstrates that they are realizable. At such time, if it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance is adjusted.  In 2005, we had a $6.8 million net deferred tax asset primarily as a result of our 2005 Restructuring. At that time, a valuation allowance for the entire amount of the net deferred tax asset was established due to uncertainties surrounding its realizability. In 2006, we released most of the valuation allowance when we determined that it was more likely than not that a significant portion of these deferred tax assets would be realized. Factors considered by us in determining that the significant portion of the deferred tax assets would be realized included, among other things, our performance for the year which included four consecutive quarters of profitability, a full fiscal year of realization of the cost savings associated with the 2005 restructuring which exceeded the expected cost savings, certain changes in federal laws and policies occurring in December 2006 related to Medicare reimbursement of brachytherapy seeds, and the continued successful diversification of the our business through its surgical products segment.

We evaluate the realizability of the deferred tax assets and assess the need for the valuation allowance each reporting period. In the future if, based on the facts and circumstances surrounding our ability to generate adequate future taxable income, it becomes more likely than not that some or all of the deferred tax asset will not be realized, the valuation allowance may be required to be increased.

Commitments and Other Contractual Obligations

Contractual Obligations

We lease equipment and production, warehouse, office and other space under non-cancelable leases that expire at various dates through June 2013. We also have $32 million of borrowings outstanding under our credit facility. Approximate minimum payments of these obligations are as follows (amounts in thousands):

Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations
Rental space and equipment	$1,152	$460	$414	$278	$-
Production, office and warehouse space - related parties (1)	419	260	159	-	-
Total operating lease obligations	1,571	720	573	278	-

Short-term borrowings (2)	32,000	32,000	-	-	-
Interest on short-term borrowings (3)	773	773	-	-	-
Total short-term borrowings	32,773	32,773	-	-	-

Other long-term obligations	147	-	147	-	-

Total	$34,491	$33,493	$720	$278	$-

(1)
The surgical products business leases approximately 34,500 square feet of production, warehouse, and office space from two related entities.  One is controlled by the former owner and officer of CP Medical, who is currently a stockholder of Theragenics; and the second is controlled by the former principal owners of NeedleTech, who are currently officers.  Approximate minimum lease payments under these leases are as follows: 2009, $260,000; 2010, $137,000; 2011, $22,000.

(2)	Outstanding borrowings under the Company’s $40.0 million credit facility are due October 31, 2009.
(3)	Interest on outstanding borrowings under credit facility at the December 31, 2008 effective rate of 2.9%.

Letter of Credit

We have a letter of credit outstanding under the credit facility as of December 31, 2008 totaling $876,000. This letter of credit is related to asset retirement liabilities of long-lived assets.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Significant factors affecting the management of liquidity are: cash flows generated from operating activities, capital expenditures, operational investments to support growth (such as research and development programs), and acquisitions of businesses and technologies.

We have cash, cash equivalents and marketable securities of $40.6 million at December 31, 2008 compared to $48.8 million at December 31, 2007. Marketable securities consist primarily of high-credit quality corporate and municipal obligations, in accordance with our investment policies.  See Marketable Securities below for more information.

We acquired all of the outstanding common stock of NeedleTech Products, Inc. (“NeedleTech”) on July 28, 2008 for $49.8 million in cash including transaction costs.  We retained the cash, cash equivalents and marketable securities held by NeedleTech, which had an estimated fair value of approximately $5.8 million at the acquisition date.  We financed $24.5 million of the purchase price with borrowings on our existing $40.0 million credit facility and paid the remainder from our current cash and investment balances.

Working capital was $28.1 million and $62.3 million at December 31, 2008 and 2007, respectively. The decline in working capital is primarily due to the classification of $32.0 million of borrowings under our credit facility as a short-term liability at December 31, 2008, thus reducing working capital.  Our credit facility expires on October 31, 2009.  At December 31, 2007 all outstanding borrowings under our credit facility were classified as long-term and, accordingly, were not a part of working capital.

We have a credit facility with a financial institution that provides for borrowings of up to $40.0 million, including a $5.0 million sub-limit for letters of credit. Borrowings of $32.0 million were outstanding under the credit facility at December 31, 2008. Interest is payable quarterly at LIBOR plus 1% (effective rate of 2.9% at December 31, 2008) for outstanding borrowings. We also have a letter of credit totaling $876,000 outstanding under the credit facility, representing decommission funding required by the Georgia Department of Natural Resources. The credit facility is unsecured, but provides for a lien to be established on substantially all of our assets (subject to certain exceptions) in the event certain events of default occur under the credit facility. The credit facility, as amended, contains representations and warranties, as well as affirmative, reporting and negative covenants, customary for financings of this type. Among other things, certain provisions of the credit facility limit the incurrence of additional debt and require the maintenance of certain financial ratios. In addition, the terms of our credit facility require us to maintain a minimum of $20 million of liquid assets, as defined in the credit facility.  As of December 31, 2008, we were in compliance with the terms of the credit facility. Our credit facility expires on October 31, 2009.  See Credit Facility below for more information.

Cash provided by operations was $12.3 million for the year ended December 31, 2008, compared to $17.1 million in 2007. Cash provided by operations consists of net earnings, plus non-cash expenses such as depreciation, amortization, deferred income taxes, and changes in balance sheet items such as accounts receivable, inventories, prepaid expenses and payables. The decline in 2008 was primarily a result of income tax payments during the year.  In 2007, a substantial portion of our 2007 taxable income was reduced by net operating loss carryforwards, resulting in no significant income tax payments made in 2007.    In addition, during 2007 we also received a $2.2 million refund of income taxes paid in prior periods including interest. We had no remaining net operating loss carryforward as of December 31, 2007.  Accordingly, in 2008 we began making income tax payments based on taxable income and paid a total of $2.3 million.  During 2008, as a result of the completion of the sale of our Oak Ridge facility, we generated another tax loss.  We expect that this tax loss will allow us to recover approximately $1.5 million of income taxes paid during 2008 and to reduce a portion of income taxes payable in 2009.

Capital expenditures totaled $1.5 million during 2008 and 2007. The expenditures were primarily to support continued growth and capacity in the surgical products business.  Capital expenditures are expected to increase in 2009 as we continue our investments to support growth in the surgical products segment and maintain the brachytherapy segment.  In our surgical products business we expect to move one of our manufacturing operations to a larger leased facility during 2009.  We also expect to invest in upgrades to our information technology systems.  These programs, along with our capital expenditures in the normal course, could increase our capital expenditure level to as much as $5.0 million in 2009.

Cash provided by financing activities was $23.8 million in 2008 consisting primarily of the $24.5 million proceeds from our credit facility, which was used in our NeedleTech acquisition, offset by $695,000 for the payment of certain expenses for which we were indemnified and reimbursed by receipt of 202,000 shares of our common stock.  Cash provided by financing activities was $94,000 in 2007 consisting of cash proceeds from the exercise of stock options and the Company’s Employee Stock Purchase Plan.

Research and development (R&D) expenses were $1.3 million in 2008.  We expect to continue to use cash in 2009 to support growth in the surgical products segment, especially for the R&D program implemented in late 2008.  This new R&D effort may increase our R&D expenses to as much as $3.5 million in 2009, depending on the opportunities.

We may also continue to use cash for increased marketing and TheraSeed® support activities, and in the pursuit of additional diversification efforts such as product development and the purchase of technologies, products or companies.  We believe that current cash and investment balances and cash from future operations will be sufficient to meet our current short-term anticipated working capital and capital expenditure requirements. However, continued disruption and instability in the U.S. and global financial markets and worldwide economies may hinder our ability to take advantage of opportunities for long-term growth in our businesses.  In the event additional financing becomes necessary, we may choose to raise those funds through other means of financing as appropriate.

Credit Facility

Our $40 million credit agreement expires on October 31, 2009.  We intend to seek renewal or replacement of this credit agreement during 2009.  However, U.S. and global market and economic conditions continue to be disrupted and volatile.  The disruption has been particularly acute in the financial sector and has continued to deteriorate in early 2009. Financial institutions in particular have encountered severe difficulties, political influences and other pressures in the current economic environment.  Although we believe we have not suffered any material liquidity issues as a result of these recent events, the cost and availability of funds may be adversely affected by, among other things, illiquid credit markets, political influences and other pressures.  Continued disruption in U.S. and global markets could adversely affect our ability to renew or replace this credit facility.  Any new or replacement facility will likely be under terms that are not as favorable as the current credit facility.  The negative impact of recent and continuing adverse changes in the economy and credit markets generally or our inability to obtain financing on favorable terms, if at all, may have a material adverse effect on our results of operations and business.

Marketable Securities

We held $1.5 million of marketable securities at December 31, 2008.  This amount consisted primarily of a $1.0 million of A+ rated bond fund and a $500,000 municipal auction-rated security (“ARS”).  The ARS was liquidated at par in January 2009.  Our cash equivalents include $39.1 million of bank deposits, money market funds, and U.S. Treasury securities.  We review our investments in marketable securities and cash equivalents for impairment based on both quantitative and qualitative criteria that include the extent to which cost exceeds market value, the duration of any market decline, our intent and ability to hold to maturity or expected recovery, and the creditworthiness of the issuer.  We perform research and analysis, and monitor market conditions to identify potential impairments.  As of December 31, 2008 we recognized $93,000 of other than temporary impairment charges related to our current investments in marketable securities.  Due to the disruptions, volatility and uncertainties related to the U.S. and global investment and credit markets we are exposed to the risk of further changes in fair value of our cash equivalents and marketable securities in future periods, which may cause us to take impairment charges that are not currently anticipated.  While we will continue to research, analyze and monitor our investments, we cannot predict what the effect of current investment and credit market circumstances might have on our portfolio going forward.

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

On July 15, 2008, the Medicare Improvements for Patients and Providers Act of 2008 (the “2008 Act”) was enacted into law.  The 2008 Act extends Medicare’s longstanding “pass through” reimbursement policies for brachytherapy seeds administered in the hospital outpatient setting through December 31, 2009, ensuring that the Medicare program does not implement potentially restrictive caps on reimbursement during this period.  The 2008 Act was retroactive to July 1, 2008.  We expect to continue to support efforts to extend the “pass-through” reimbursement policies beyond 2009.  The potential for fixed reimbursement rates after the expiration of the 2008 Act on December 31, 2009 and other factors can be expected to lead to continued pricing pressure from hospitals and other health care providers. Any of these factors could have an adverse effect on brachytherapy revenue.

Forward Looking and Cautionary Statements

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, the accuracy of which is necessarily subject to risks and uncertainties, including, without limitation, statements regarding sales, marketing and distribution efforts, ordering patterns of customers, our direct sales organization and its growth and effectiveness, third-party reimbursement, CMS policy, sales mix, effectiveness and continuation of non-exclusive distribution agreements, pricing for the TheraSeed® and I-Seed devices, anticipated growth in the surgical products business segment, future cost of sales and gross margins, R&D efforts and expenses (including our centralized, corporate-wide R&D initiative), investment in additional personnel, infrastructure and capital assets, SG&A expenses, other income, potential new products and opportunities, the potential effect of the NeedleTech acquisition on our surgical products business and on our consolidated results generally, expected reductions in operating expenses from the sale of our Oak Ridge facility, expected changes in interest income and interest expenses, the effect on our results and cash flows from accounting for the income tax effect of the sale of our Oak Ridge facility, results in general, plans and strategies for continuing diversification, valuation of auction rate securities and other marketable securities, and the sufficiency of our liquidity and capital resources. From time to time, we may also make other forward-looking statements relating to such matters as well as statements relating to anticipated financial performance, business prospects, technological developments and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with new product development cycles, effectiveness and execution of marketing and sales programs of our business segments and their distributors, competitive conditions and selling tactics of our competitors, potential changes in third-party reimbursement (including CMS), changes in product pricing by our brachytherapy business segment, changes in cost of materials used in production processes, continued acceptance of our products by the market, potential changes in demand for the products manufactured and sold by our brachytherapy and surgical products segments, integration of acquired companies into the Theragenics organization, capitalization on opportunities for growth within our surgical products business segment, competition within the medical device industry, development and growth of new applications within our markets, competition from other methods of treatment, ability to execute on acquisition opportunities on favorable terms and successfully integrate any acquisitions, the ability to realize our estimate of fair value upon sale or other liquidation of auction rate securities and other marketable securities that we hold, volatility in U.S. and global stock markets, economic conditions generally, potential changes in tax rates and market interest rates, the effect of current difficulties in the credit markets on our business, our ability to renew or replace our current credit facility and the current expectation that a renewed or replacement credit facility would be on less favorable terms than the current facility in view of current market conditions, the impact of future events and conditions on our assessment of goodwill that could result in recording impairment charges, our ability to maintain the NYSE’s continued listing standards, and the risks identified elsewhere in this report.  All forward looking statements and cautionary statements included in this document are made as of the date hereof based on information available to us, and we assume no obligation to update any forward looking statement or cautionary statement.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 was effective for us on January 1, 2008.  However, in February 2008 the FASB released FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.  Accordingly, we have adopted the provisions of SFAS No. 157 only with respect to our financial assets and liabilities as of January 1, 2008. We will not apply the provisions of SFAS No. 157 until January 1, 2009 for our non-financial assets and liabilities, which includes our retirement obligation related to future decommissioning costs (See Note H).  On October 10, 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Assets When the Market for That Asset is Not Active (which was effective upon issuance), to clarify the application of SFAS No. 157 in a market that is not active.  The adoption of SFAS No. 157 for our financial assets and liabilities did not have a material impact on our consolidated financial statements.  We are currently assessing the potential effect on our consolidated financial statements of the adoption of SFAS No. 157 for our non-financial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.  SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS No. 159, which we adopted on January 1, 2008, did not have a material impact on our consolidated financial statements. As permitted under SFAS No. 159, we have currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with GAAP.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair value on the acquisition date, with goodwill being the excess value of consideration paid over the fair value of the net identifiable assets acquired. Among the new requirements, SFAS 141R requires that acquired in-process research and development be capitalized and recorded as an intangible asset at the acquisition date, that contingent consideration be recorded at fair value on the acquisition date, and that transaction costs are to be expensed.  Generally, the effects of SFAS No. 141R on our consolidated financial statements will depend on acquisitions occurring in 2009 and thereafter. We followed SFAS No. 141, Business Combinations, as originally issued for our NeedleTech acquisition in July 2008. SFAS No.141R does not require retroactive restatement of accounting for business combinations prior to January 1, 2009.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3 (‘FSP FAS 142-3 “), Determination of the Useful Life of Intangible Assets.  The intent of the FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other GAAP.  FSP FAS 142-3 is effective beginning January 1, 2009.  While we are still evaluating the impact of FSP FAS 142-3 on our consolidated financial statements, we do not currently believe that it will have a material impact on our financial statements.

Quarterly Results

The following table sets forth certain statement of operations data for each of the last eight quarters. This unaudited quarterly information has been prepared on the same basis as the annual audited information presented elsewhere in this Form 10-K, reflects all adjustments (consisting only of normal, recurring adjustments) which are, in our opinion, necessary for a fair presentation of the information for the periods covered and should be read in conjunction with the consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period. Quarterly data presented may not reconcile to totals for full year results due to rounding.

	2008				2007
	First Qtr	Second Qtr	Third Qtr	Fourth Qtr	First Qtr	Second Qtr	Third Qtr	Fourth Qtr
	(Amounts in thousands, except per share data)

Total revenue	$15,235	$15,914	$18,106	$18,103	$15,451	$15,575	$16,001	$15,183
Cost of sales	7,578	7,664	10,292	10,730	8,109	7,864	8,207	7,814
Gross profit	7,657	8,250	7,814	7,373	7,342	7,711	7,794	7,369
Selling, general and administrative	4,803	5,167	5,608	4,922	4,856	4,898	4,498	4,879
Amortization of purchased intangibles	469	468	683	790	469	468	469	469
Research and development	133	161	373	633	291	379	430	265
Change in estimated value of asset held for sale	-	(142)	-	-	-	-	-	500
Impairment charges of goodwill and tradenames	-	-	-	70,376	-	-	-	-
(Gain) loss on sale of assets	2	1	(8)	-	-	-	-	-
Other income (expense)	317	98	141	(279)	207	567	352	376
Earnings (loss) before income taxes	2,567	2,693	1,299	(69,627)	1,933	2,533	2,749	1,632
Income tax expense (benefit)	931	1,055	658	(7,172)	765	989	986	472
Net earnings (loss)	$1,636	$1,638	$641	$(62,455)	$1,168	$1,544	$1,763	$1,160

Earnings per share:
Basic	$0.05	$0.05	$0.02	$(1.89)	$0.04	$0.05	$0.05	$0.04
Diluted	$0.05	$0.05	$0.02	$(1.89)	$0.04	$0.05	$0.05	$0.03
Weighted average shares outstanding:
Basic	33,162	33,106	33,000	33,002	33,074	33,112	33,118	33,108
Diluted	33,286	33,246	33,139	33,002	33,170	33,264	33,237	33,262

Inflation

We do not believe that the relatively moderate levels of inflation, which have been experienced in the United States in recent years, have had a significant effect on our results of operations.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

We have borrowings of $32.0 million and letters of credit totaling approximately $876,000 outstanding under our $40.0 million credit facility as of December 31, 2008. Interest on outstanding borrowings is payable monthly at LIBOR plus 1% (effective rate of 2.9% as of December 31, 2008). Accordingly, we are exposed to changes in interest rates on these borrowings.  A hypothetical 1% change in the interest rate applicable to our credit facility would result in an increase or decrease in interest expense of $320,000 per year before income taxes, assuming the same level of borrowings under the facility.

At December 31, 2008 our marketable securities consisted of $1.0 million of an A+ rated bond fund and a $500,000 auction-rated security (“ARS”).  The ARS was liquidated at par in January 2009.  Our cash equivalents include $39.1 million of bank deposits, money market funds, and U.S. Treasury securities.  We review our investments in marketable securities and cash equivalents for impairment based on both quantitative and qualitative criteria that include the extent to which cost exceeds market value, the duration of any market decline, our intent and ability to hold to maturity or expected recovery, and the creditworthiness of the issuer.  We perform research and analysis, and monitor market conditions to identify potential impairments.  During 2008 we recognized $93,000 of other than temporary impairment charges related to our current investments in marketable securities.  Due to the uncertainties related to the U.S. and global investment and credit markets we are exposed to the risk of further changes in fair value of our cash equivalents and marketable securities in future periods, which may cause us to take impairment charges that are not currently anticipated.  While we will continue to research, analyze and monitor our investments, we cannot predict what the effect of current investment and credit market circumstances might have on our portfolio going forward.

U.S. and global market and economic conditions continue to be disrupted and volatile and the disruption has been particularly acute in the financial sector. General economic and credit conditions have continued to deteriorate in early 2009.  Although we believe we have not suffered any material liquidity issues as a result of these recent events, the cost and availability of funds may be adversely affected by, among other things, illiquid credit markets.  Our $40 million credit facility expires on October 31, 2009.  Continued disruption in U.S. and global markets could adversely affect our ability to renew or replace this credit facility and any new or replacement facility will likely be under terms that are not as favorable as the current credit facility.  The negative impact of recent and continuing adverse changes in the economy and credit markets generally or our inability to obtain financing on favorable terms, if at all, may have a material adverse effect on our results of operations and business.

Item 8. Financial Statements and Supplementary Data

See index to Financial Statements (Page F-1) and following pages.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

 As previously disclosed on our Current Report on Form 8-K filed March 19, 2007, and in our Annual Report on Form 10-K for the year ended December 31, 2007, our Audit Committee dismissed Grant Thornton LLP as our independent registered public accountants and appointed Dixon Hughes PLLC as our independent registered public accountants on March 13, 2007.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008, the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

We are responsible for preparing our annual consolidated financial statements and for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

As permitted by guidance provided by the staff of the U.S. Securities and Exchange Commission, the scope of management’s assessment of internal control over financial reporting as of December 31, 2008 has excluded NeedleTech Products, Inc. (“NeedleTech”).  We acquired NeedleTech in July 2008.  NeedleTech constituted 10.2% of consolidated revenue for the year ended December 31, 2008 and 16.7% of consolidated assets as of December 31, 2008.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that assessment, management believes that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

Dixon Hughes PLLC, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2008, as stated in their report, which is included below.

Changes in Internal Control over Financial Reporting

We acquired NeedleTech Products, Inc. (“NeedleTech”) on July 28, 2008.  Since the date of acquisition, we have been focusing on analyzing, evaluating, and implementing changes in NeedleTech’s procedures and controls to determine their effectiveness and to make them consistent with our disclosure controls and procedures.  Prior to our acquisition of NeedleTech, they were not required to maintain disclosure controls and procedures or maintain, document and assess internal control over financial reporting, in each case as required under the rules and regulation of the U.S. Securities and Exchange Commission.  Accordingly, we expect that it will take several months to continue to analyze NeedleTech’s procedures and controls and expect to make additional changes to those controls in the future.  As permitted by guidance issued by the staff of the U.S. Securities and Exchange Commission, NeedleTech has been excluded from the scope of our quarterly discussion of material changes in internal control over financial reporting below. We have performed additional procedures to review accounting records and substantiate the financial information of NeedleTech included in this report.

No changes in our internal control over financial reporting were identified as having occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described above with respect to NeedleTech. Changes to processes, information technology systems, and other components of internal control over financial reporting resulting from the acquisition of NeedleTech are expected as the integration proceeds.

Report of Independent Registered Public Accounting Firm – Internal Controls Over Financial Reporting

To the Board of Directors and
Shareholders of Theragenics Corporation

We have audited Theragenics Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Controls Over Financial Reporting, management has excluded NeedleTech Products, Inc. (“NeedleTech”) from its assessment of internal controls over financial reporting as of December 31, 2008 because it was acquired by the Company in July 2008.  We have also excluded NeedleTech from the scope of our audit of internal control over financial reporting.  NeedleTech is a wholly-owned subsidiary which constituted 10.2% of consolidated revenue for the year ended December 31, 2008 and 16.7% of consolidated assets as of December 31, 2008.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive earnings (loss), shareholders’ equity, and cash flows for the years then ended and our report dated March 12, 2009, expressed an unqualified opinion on those consolidated financial statements.

/s/ DIXON HUGHES PLLC

Atlanta, Georgia
March 12, 2009

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance*

We have adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers and a Code of Conduct for all employees. These codes are available on our website at http://www.theragenics.com. These codes are also available without charge upon request directed to Investor Relations, Theragenics Corporation, 5203 Bristol Industrial Way, Buford, Georgia 30518. We intend to disclose amendments or waivers of these codes with respect to the Chief Executive Officer, Senior Financial Officers or Directors required to be disclosed by posting such information on our website.

Our Chief Executive Officer is required to certify to the New York Stock Exchange each year that she was not aware of any violation by the Company of the Exchange’s corporate governance listing standards. Our Chief Executive Officer made her annual certification to that effect to the New York Stock Exchange on May 29, 2008. Our Form 10-K on file with the Securities and Exchange Commission includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 and Section 302 of the Sarbanes-Oxley Act of 2002.

Item 11. Executive Compensation*

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*

Item 13. Certain Relationships and Related Transactions, Director Independence*

Item 14. Principal Accounting Fees and Services*

*             Except as set forth above, the information called for by Items 10, 11, 12, 13 and 14 is omitted from this Report and is incorporated by reference to the definitive Proxy Statement to be filed by us not later than 120 days after December 31, 2008, the close of our  fiscal year.

III-1

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report.

	1.	Financial Statements.
See index to financial statements on page F-1.

	2.	Financial Schedules.
See financial statement schedule on page S-2.

Exhibits

3.1	Certificate of Incorporation as amended through July 29, 1998 (incorporated by reference to Exhibit 3.1 of the Company’s report on Form 10-Q for the quarterly period ended June 30, 1998)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed August 17, 2007)

4.1	See Exhibits 3.1 - 3.2 for provisions in the Company’s Certificate of Incorporation and By-Laws defining the rights of holders of the Company’s Common Stock

4.2	See Exhibit 10.30

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
Third Amendment to Credit Agreement by and among Theragenics Corporation, CP Medical Corporation and Wachovia Bank, National Association, successor by merger to SouthTrust Bank, dated June 29, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 3, 2006)

10.4D
Fourth Amendment to Credit Agreement by and among Theragenics Corporation, CP Medical Corporation, Galt Medical Corp. and Wachovia Bank, National Association, successor by merger to SouthTrust Bank, dated July 1, 2008. (incorporated by reference to Exhibit 10.1 of the Company’s Form  8-K filed on July 3, 2008)

10.5
1986 Incentive and Non-Incentive Stock Option Plan* (incorporated by reference to Exhibit 10.11 of the Company’s registration statement on Form S-1, File No. 33-7097, and post-effective amendments thereto)

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

10.11C	Amendment to Employment Agreement dated December 31, 2008, between Theragenics Corporation and M. Christine Jacobs*

10.12	Employment Agreement dated January 1, 1999 of Bruce W. Smith* (incorporated by reference to Exhibit 10.22 of the Company’s report on Form 10-K for the year ended December 31, 1998)

10.12A	Amendment to Executive Employment Agreement dated June 29, 1999 for Bruce W. Smith* (incorporated by reference to Exhibit 10.18 of the Company’s report on Form 10-K for year ended December 31, 2002)

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

10.12E	Fifth Amendment to Executive Employment Agreement for Bruce W. Smith* (incorporated by reference to Exhibit 10.15E of the Company’s report on Form 10-K for the year ended December 31, 2005)

10.12F	Amendment to Employment Agreement dated December 31, 2008, between Theragenics Corporation and Bruce W. Smith*

10.13	Employee Employment Agreement dated January 1, 2000 for Michael O’Bannon* (incorporated by reference to Exhibit 10.26 of the Company’s report on Form 10-K for the year ended December 31, 2003)

10.13A
Amendment to Employee Employment Agreement dated October 25, 2001 for Michael O’Bannon* (incorporated by reference to Exhibit 10.27 of the Company’s report on Form 10-K for the year ended December 31, 2003)

10.13B	Amendment to Employee Employment Agreement for Michael O’Bannon* (incorporated by reference to Exhibit 10.16B of the Company’s report on Form 10-K for the year ended December 31, 2005)

10.13C	Amendment to Employment Agreement dated December 31, 2008, between Theragenics Corporation and Michael O’Bannon*

10.14	Forms of Option Award for grants prior to 2007* (incorporated by reference to Exhibit 10.22 of the Company’s report on Form 10-K for the year ended December 31, 2004)

10.15
Advisor to the Chief Executive Officer Agreement dated February 18, 2008 with John Herndon* (incorporated by reference to Exhibit 10.15 of the Company's report on Form 10-K for the year ended December 31, 2007)

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

10.18A	Form of Amendment to Performance Restricted Stock Rights Agreement * (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 5, 2006)

10.19	Form of Restricted Stock Rights Agreement* for 2004 grants (incorporated by reference to Exhibit 10.3 of the Company’s report on Form 10-Q for the quarterly period ended July 3, 2005)

10.20
Employment Agreement between the Company and Francis J. Tarallo dated August 10, 2005* (incorporated by reference to Exhibit 10.5 of the Company’s report on Form 10-Q for the quarterly period ended July 3, 2005)

10.20A	Amendment to Employment Agreement dated December 31, 2008, between Theragenics Corporation and Francis J. Tarallo*

10.21	Form of Performance Restricted Stock Rights Agreement for 2006 grants* (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 22, 2006)

10.21A	Form of Amendment to Performance Restricted Stock Rights Agreement for 2006 grants*

10.22	Theragenics Corporation Incentive Stock Option Award for 2007 grants* (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated February 20, 2007)

10.23	Restricted Stock Award Pursuant to the Theragenics Corporation 2006 Stock Incentive Plan for 2007 grants* (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated February 20, 2007)

10.24	Theragenics Corporation Amended and Restated 2007 Long-Term Cash Incentive Plan* (incorporated by reference to Exhibit 10.24 of the Company's Form 10-K for the year ended December 31, 2007)

10.25	Employment Agreement dated May 6, 2005 by and between the Company and Patrick Ferguson* (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 12, 2005)

10.26
Theragenics Corporation 2006 Stock Incentive Plan* (incorporated by reference to Appendix A to the Company’s definitive proxy statement for its May 9, 2006 annual meeting of stockholders filed with the Securities and Exchange Commission on March 27, 2006).

10.26A	First Amendment to Theragenics Corporation 2006 Stock Incentive Plan* (incorporated by reference to Exhibit 18.1 on Form 8-K filed November 13, 2006)

10.27
Stock Purchase Agreement by and among Theragenics Corporation, James R. Eddings, as Sellers’ Representative, those shareholders and holders of Company Stock Derivatives of Galt Medical Corp. listed on Schedule 1 thereto, dated August 2, 2006 (incorporated by reference to Exhibit 2.1 of Form 8-K filed on August 8, 2006)

10.28	Employment Agreement between Galt Medical Corp. and James R. Eddings, dated as of August 2, 2006 * (incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 8, 2006)

10.29
Registration Rights Agreement between Theragenics Corporation and James R. Eddings, as Sellers’ Representative, dated as of August 2, 2006 (incorporated by reference to Exhibit 10.2 of Form 8-K filed on August 8, 2006).

10.30
Rights Agreement dated February 14, 2007 between the Company and Computershare Investor Services LLC (incorporated by reference to Exhibit 99.1 of the Company’s registration statement on Form 8-A/A filed February 16, 2007)

10.31	Employment Agreement between Galt Medical Corp. and Michael F. Lang dated August 21, 2007* (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed November 8, 2007)

10.31A	Amendment to Employment Agreement dated December 31, 2008, between Galt Medical Corp. and Michael F. Lang*

10.32	Theragenics Corporation Incentive Stock Option Award for 2008 and 2009 grants* (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated February 25, 2008)

10.33
Restricted Stock Award for 2008 and 2009 grants, pursuant to the Theragenics Corporation 2006 Stock Incentive Plan* (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated February 25, 2008)

10.34	Theragenics Corporation 2008 Long-Term Cash Incentive Plan* (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated February 25, 2008)

10.35
Stock Purchase Agreement dated as of July 16, 2008 with respect to NeedleTech Products, Inc. by and among Theragenics Corporation, as Purchaser, Ronald Routhier, as Sellers’ Representative, the individual Stockholders of NeedleTech Products, Inc. listed on Schedule 1 to the Agreement, as Sellers, and Rockland Trust Company, as Special Fiduciary and Trustee (incorporated by reference to Exhibit 2.1 of the Company’s form 8-K filed on July 21, 2008).

10.36	Employment Agreement between NeedleTech Products, Inc. and Ronald Routhier, dated as of July 28, 2008* (incorporated by reference to Exhibit 10.1 of the Company’s form 8-K filed on July 31, 2008).

10.36A	Amendment to Employment Agreement dated December 31, 2008, between NeedleTech Products, Inc. and Ronald Routhier*

10.37	Employment Agreement between NeedleTech Products, Inc. and Russell Small, dated as of July 28, 2008* (incorporated by reference to Exhibit 10.2 of the Company’s form 8-K filed on July 31, 2008)

10.37A	Amendment to Employment Agreement dated December 31, 2008, between NeedleTech Products, Inc. and Russell Small*

10.38	Employment Agreement between CP Medical Corporation and Janet Zeman dated August 6, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 6, 2008)

10.38A	Amendment to Employment Agreement dated December 31, 2008, between CP Medical Corporation and Janet Zeman*

10.39	Theragenics Corporation 2009 Long-Term Cash Incentive Plan* (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated March 4, 2009)

10.40	Standard Form Commercial Lease between Chartier-Tate, LLC and NeedleTech Products, Inc. dated April 19, 2006 and Amendment dated May 22, 2008

21.1	Subsidiaries of Registrant

23.1	Consent of Dixon Hughes PLLC

23.2	Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THERAGENICS CORPORATION (Registrant)

	By:	/s/ M. Christine Jacobs
M. Christine Jacobs
Chief Executive Officer
Dated: March 13, 2009
Buford, Georgia

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ M. Christine Jacobs	Chief Executive Officer	3/13/09
M. Christine Jacobs	(Principal Executive Officer)
President and Chairman

/s/ Francis J. Tarallo	Chief Financial Officer (Principal Financial	3/13/09
Francis J. Tarallo	and Accounting Officer) and Treasurer

/s/ Kathleen A. Dahlberg	Director	3/13/09
Kathleen A. Dahlberg

/s/ K. Wyatt Engwall	Director	3/13/09
K. Wyatt Engwall

/s/ John V. Herndon	Director	3/13/09
John V. Herndon

/s/ C. David Moody, Jr.	Director	3/13/09
C. David Moody, Jr.

/s/ Peter A.A. Saunders	Director	3/13/09
Peter A. A. Saunders

THERAGENICS CORPORATION®

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Theragenics Corporation

We have audited the accompanying consolidated balance sheets of Theragenics Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive earnings (loss), shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2008 and 2007 consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009, expressed an unqualified opinion thereon.  Our report on internal control over financial reporting refers to the fact that we excluded from the scope of our audit of internal control over financial reporting the NeedleTech Products, Inc. subsidiary, which was acquired by the Company in July 2008.

/s/ DIXON HUGHES PLLC

Atlanta, Georgia
March 12, 2009

Report of Independent Registered Public Accountants

Board of Directors and Shareholders of
Theragenics Corporation

We have audited the accompanying consolidated statements of operations and comprehensive earnings (loss), shareholders’ equity, and cash flows of Theragenics Corporation and subsidiaries (the “Company”) for the year ended December 31, 2006. Our audit of the consolidated financial statements included the financial statement schedule listed in the index under item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of the Company’s operations and its cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note B to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, effective January 1, 2006.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
March 7, 2007

Theragenics Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31,

(Amounts in thousands, except per share data)

ASSETS

	2008	2007
CURRENT ASSETS
Cash and cash equivalents	$39,088	$28,666
Marketable securities	1,507	20,123
Trade accounts receivable, less allowance of $481 in 2008 and $372 in 2007	8,532	7,882
Inventories	11,667	7,644
Deferred income tax asset	2,158	1,664
Refundable income taxes	1,504	-
Prepaid expenses and other current assets	1,129	1,338

Total current assets	65,585	67,317

PROPERTY AND EQUIPMENT, NET	30,035	27,972

OTHER ASSETS
Goodwill	-	38,658
Customer relationships, net	12,742	6,600
Other intangible assets, net	5,978	5,281
Asset held for sale	-	2,900
Other	79	93

	18,799	53,532

Total assets	$114,419	$148,821

Theragenics Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS - Continued

December 31,

(Amounts in thousands, except per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	2008	2007
CURRENT LIABILITIES
Accounts payable	$1,437	$1,530
Accrued salaries, wages and payroll taxes	1,968	1,868
Short-term borrowings	32,000	-
Income taxes payable	209	867
Other current liabilities	1,896	724

Total current liabilities	37,510	4,989

LONG-TERM LIABILITIES
Long-term borrowings	-	7,500
Deferred income taxes	2,006	1,369
Contract termination liability	-	1,487
Decommissioning retirement	646	602
Other long-term liabilities	147	255

Total long-term liabilities	2,799	11,213

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock - authorized 100,000 shares of $.01 par value; issued and outstanding, 33,243 in 2008 and 33,274 in 2007	332	333
Additional paid-in capital	72,894	72,918
Retained earnings	884	59,424
Accumulated other comprehensive loss	-	(56)

Total shareholders’ equity	74,110	132,619

Total liabilities and shareholders’ equity	$114,419	$148,821

The accompanying notes are an integral part of these consolidated statements.

Theragenics Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS (LOSS)

Year ended December 31,

(Amounts in thousands, except per share data)

	2008	2007	2006
Revenue
Product sales	$66,447	$61,286	$53,076
License and fee income	911	924	1,020
	67,358	62,210	54,096

Cost of sales	36,264	31,994	27,752

Gross profit	31,094	30,216	26,344

Operating expenses
Selling, general and administrative	20,500	19,131	19,951
Amortization of purchased intangibles	2,410	1,875	1,371
Research and development	1,300	1,365	805
Change in estimated value of asset held for sale	(142)	500	-
Impairment of goodwill and tradenames	70,376	-	-
Restructuring expenses	-	-	369
Gain on sale of equipment	(5)	-	(201)
	94,439	22,871	22,295

Earnings (loss) from operations	(63,345)	7,345	4,049

Other income (expense)
Interest income	1,065	2,192	1,541
Interest expense	(841)	(691)	(419)
Other	53	1	(18)
	277	1,502	1,104

Earnings (loss) before income taxes	(63,068)	8,847	5,153

Income tax expense (benefit)	(4,528)	3,212	(1,712)

NET EARNINGS (LOSS)	$(58,540)	$5,635	$6,865

Theragenics Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS (LOSS) – Continued

Year ended December 31,

(Amounts in thousands, except per share data)

	2008	2007	2006
NET EARNINGS (LOSS) PER SHARE
Basic	$(1.77)	$0.17	$0.21
Diluted	$(1.77)	$0.17	$0.21

WEIGHTED AVERAGE SHARES
Basic	33,066	33,103	32,452
Diluted	33,066	33,299	32,540

COMPREHENSIVE EARNINGS (LOSS)
Net earnings (loss)	$(58,540)	$5,635	$6,865

Other comprehensive earnings, net of taxes
Reclassification adjustment for loss included in net earnings	347	5	39
Unrealized gain (loss) on securities arising during the year	(291)	21	63
Total other comprehensive earnings	56	26	102

Total comprehensive earnings (loss)	$(58,484)	$5,661	$6,967

The accompanying notes are an integral part of these consolidated financial statements.

Theragenics Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three years ended December 31, 2008

(Amounts in thousands, except per share data)

	Common Stock
	Number of Shares	Par value $0.01	Additional paid-in capital	Deferred compensation	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2005	32,008	$320	$68,717	$(94)	$46,924	$(184)	$115,683

Adoption of SFAS No. 123R	-	-	(94)	94	-	-	-

Issuance of restricted units and restricted shares	80	1	(1)	-	-	-	-

Issuance of common stock for acquisition of Galt	978	10	3,042	-	-	-	3,052

Employee stock purchase plan	30	-	77	-	-	-	77

Share based compensation	-	-	362	-	-	-	362

Other comprehensive earnings	-	-	-	-	-	102	102

Net earnings for the year	-	-	-	-	6,865	-	6,865

Balance, December 31, 2006	33,096	$331	$72,103	$-	$53,789	$(82)	$126,141

Theragenics Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – Continued

For the three years ended December 31, 2008

(Amounts in thousands, except per share data)

	Common Stock
	Number of Shares	Par value $0.01	Additional paid-in capital	Deferred compensation	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2006	33,096	$331	$72,103	$-	$53,789	$(82)	$126,141

Exercise of stock options	30	-	126	-	-	-	126

Tax benefit related to stock plans	-	-	15	-	-	-	15

Issuance of restricted shares	135	1	(1)	-	-	-	-

Restricted shares forfeited	(1)	-	-	-	-	-	-

Issuance of common stock upon vesting of restricted units	23	-	-	-	-	-	-

Retirement of common stock received in settlement for other receivable	(21)	-	(83)	-	-	-	(83)

Employee stock purchase plan	12	1	35	-	-	-	36

Share based compensation	-	-	723	-	-	-	723

Other comprehensive earnings	-	-	-	-	-	26	26

Net earnings for the year	-	-	-	-	5,635	-	5,635

Balance, December 31, 2007	33,274	$333	72,918	-	59,424	(56)	132,619

Theragenics Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – Continued

For the three years ended December 31, 2008

(Amounts in thousands, except per share data)

	Common Stock
	Number of Shares	Par value $0.01	Additional paid-in capital	Deferred compensation	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2007	33,274	$333	$72,918	$-	$59,424	$(56)	$132,619

Tax benefit related to stock plans	-	-	7	-	-	-	7

Issuance of restricted shares	159	1	(1)	-	-	-	-

Restricted shares forfeited	(23)	-	-	-	-	-	-

Issuance of common stock upon vesting of restricted units	27	-	-	-	-	-	-

Retirement of common stock received in settlement for other receivable	(202)	(2)	(695)	-	-	-	(697)

Employee stock purchase plan	8	-	31	-	-	-	31

Share based compensation	-	-	634	-	-	-	634

Other comprehensive earnings	-	-	-	-	-	56	56

Net loss for the year	-	-	-	-	(58,540)	-	(58,540)

Balance, December 31, 2008	33,243	$332	$72,894	$-	$884	$-	$74,110

The accompanying notes are an integral part of these consolidated statements.

Theragenics Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,

(Amounts in thousands)

	2008	2007	2006
Cash flows from operating activities:
Net earnings (loss)	$(58,540)	$5,635	$6,865
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Impairment of goodwill and tradenames	70,376	-	-
Depreciation and amortization	5,626	6,146	6,029
Deferred income taxes	(4,535)	1,300	(1,935)
Share-based compensation	634	723	362
Gain on sale of scrap metal	(457)	-	-
Contract termination liability	(15)	(26)	(24)
Provision for allowances	362	19	517
Loss on marketable securities	347	5	39
Change in estimated value of asset held for sale	(142)	500	-
Decommissioning retirement liability	44	41	(111)
Gain on sale of equipment	(5)	-	(201)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	984	(124)	764
Inventories	(244)	(325)	(1,113)
Prepaid income tax	(1,504)	-	-
Prepaid expenses and other current assets	458	2,140	(745)
Other assets	19	19	27
Trade accounts payable	(380)	(238)	(41)
Accrued salaries, wages and payroll taxes	(236)	356	(342)
Income taxes payable	(1,235)	970	-
Other current liabilities	802	(277)	(125)
Other	(108)	255	-

Net cash provided by operating activities	12,251	17,119	9,966

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(46,063)	-	(29,656)
Purchases and construction of property and equipment	(1,531)	(1,450)	(733)
Proceeds from sale of equipment, including asset held for sale	1,576	-	234
Purchases of marketable securities	(8,000)	(29,493)	(9,699)
Maturities of marketable securities	6,399	21,658	24,535
Proceeds from sales of marketable securities	21,949	2,480	5,961

Net cash used in investing activities	(25,670)	(6,805)	(9,358)

Theragenics Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

Year ended December 31,

(Amounts in thousands)

	2008	2007	2006

Cash flows from financing activities:
Proceeds from borrowings under credit facility	24,500	-	7,500
Retirement of common stock	(697)	(83)	-
Proceeds from exercise of stock options and stock purchase plan	31	162	77
Excess tax benefit related to share plans	7	15	-

Net cash provided by financing activities	23,841	94	7,577

Net increase in cash and cash equivalents	10,422	10,408	8,185

Cash and cash equivalents at beginning of year	28,666	18,258	10,073

Cash and cash equivalents at end of year	$39,088	$28,666	$18,258

Supplementary Cash Flow Disclosure

Interest paid	$793	$662	$419
Income taxes paid (received), net	$2,282	$(928)	$281

Non-cash investing and financing activities:

Stock issued for acquisition	$-	$-	$3,052
Termination of lease underlying contract termination liability	$1,498	$-	$-

The accompanying notes are an integral part of these consolidated statements.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1. Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, CP Medical Corporation (“CP Medical”), Galt Medical Corp. (“Galt”), and NeedleTech Products, Inc. (“NeedleTech”). Results of operations of acquired companies are included in the Company’s consolidated results for periods subsequent to the acquisition date. All significant intercompany accounts and transactions have been eliminated. The Company has no unconsolidated entities and no special purpose entities.

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

Shipping and handling costs are included in cost of sales. Billings to customers to recover such costs are included in product sales. Any sales taxes charged to customers are excluded from both net sales and expenses.

4. Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash in banks, variable rate demand notes, treasury investments and U.S. obligations and commercial paper with original maturities equal to or less than 90 days from purchase.

5. Marketable Securities and Fair Value of Financial Instruments

The Company’s financial instruments include cash, cash equivalents and marketable securities. The carrying value of cash and cash equivalents approximates fair value due to the relatively short period to maturity of the instruments. Marketable securities, which consist primarily of high-credit quality corporate and municipal obligations, are classified as available-for-sale and are reported at fair value based upon quoted market prices, with unrealized gains or losses excluded from earnings and included in other comprehensive income, net of applicable taxes. The cost of marketable securities sold is determined using the specific identification method. The Company evaluates individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. The Company considers, among other factors, the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the Company’s intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. Declines in value that are other-than-temporary are charged to earnings.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Available-for-sale securities consist of (in thousands):

	December 31,
	2008			2007
	Amortized Cost	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Loss	Estimated Fair Value
State and municipal securities	$500	$-	$500	$13,890	$-	$13,890
Corporate and other securities	1,007	-	1,007	6,319	(86)	6,233
Total	$1,507	$-	$1,507	$20,209	$(86)	$20,123

The estimated fair value of marketable securities by contractual maturity at December 31, 2008, is as follows (in thousands):

Due in one year or less	$1,507
Due after one year through five years	$-

6. Accounts Receivable and Allowance for Doubtful Accounts and Returns

Trade accounts receivable arise from sales in the Company’s various markets, are stated at the amount expected to be collected and do not bear interest. The Company maintains an allowance for doubtful accounts based upon the review of accounts receivable aging and management’s estimate of the expected collectibility of accounts receivable. Outstanding receivables are considered past due based upon invoice due dates.  The collectibility of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific reserve for bad debt is recorded to reduce the related receivable to the amount expected to be recovered.

7. Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method or weighted average cost method, which approximates FIFO. Market is replacement cost or net realizable value. The Company estimates reserves for inventory obsolescence based on management’s judgment of future realization. Inventories consist of the following (in thousands):

	December 31,
	2008	2007

Raw materials	$5,024	$3,702
Work in progress	3,054	1,463
Finished goods	3,488	2,211
Spare parts and supplies	848	913
	12,414	8,289
Allowance for obsolete inventory	(747)	(645)
Inventories, net	$11,667	$7,644

8. Property, Equipment, and Depreciation

Property and equipment are recorded at historical cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives on a straight-line basis. Leasehold improvements are amortized over the useful life of the asset or the lease term, whichever is shorter. Depreciation expense related to property and equipment charged to operations was approximately $3,056,000, $4,272,000 and $4,195,000 for 2008, 2007 and 2006, respectively. Estimated service lives are 30 years for buildings and improvements, and 3 to 15 years for machinery, equipment and furniture. Expenditures for repairs and maintenance not considered to substantially lengthen the life of the asset or increase capacity or efficiency are charged to expense as incurred.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company reassesses the estimated service lives of its depreciable assets on a periodic basis. In December 2007 the Company changed the estimated service lives of certain depreciable assets, mainly the cyclotron equipment used in its brachytherapy segment. The estimated service life of the cyclotron equipment was increased from 10 years to 15 years, and was based on, among other things, an assessment of the equipment’s operating and maintenance history and expected future performance. The Company accounted for this change as a change in estimate in accordance with Statement of Financial Accounting (“SFAS”) No. 154, Accounting Changes and Error Corrections. Accordingly, this change was accounted for on a prospective basis beginning in December 2007. The effect of this change was not significant in 2007. This change reduced depreciation expense by approximately $1.4 million in 2008 from what would have been reported otherwise. Periods prior to this change have not been restated or retrospectively adjusted.

9. Impairment of Long-Lived Assets

Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company periodically evaluates long-lived assets, including property and equipment and finite lived intangible assets whenever events or changes in conditions may indicate that the carrying value may not be recoverable. Factors that management considers important that could initiate an impairment review include the following:

●	Significant operating losses;
●	Recurring operating losses;
●	Significant adverse change in legal factors or in the business climate;
●	Significant declines in demand for a product produced by an asset capable of producing only that product;
●	Assets that are idled or held for sale; and
●	Assets that are likely to be divested

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

No impairment charges pursuant to SFAS No. 144 related to long-lived assets subject to depreciation and amortization were recorded in any of the three years in the period ended December 31, 2008. See Note F.

10. Goodwill and Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized. The Company tests such goodwill and other intangible assets with indefinite lives for impairment annually, or more frequently if events or circumstances indicate that an asset might be impaired. The Company recorded impairment charges related to all goodwill and a portion of its tradenames in the fourth quarter of 2008.  See Note F.

Other intangible assets determined to have finite lives are amortized over their useful lives using a method that is expected to reflect the pattern of its economic benefit. When a pattern of economic benefit cannot be determined, or if the straight-line method results in greater amortization, then the straight-line method is used. To date, all finite lived intangible assets have been amortized using the straight-line method. Pursuant to SFAS No. 144, the Company also reviews finite lived intangible assets for impairment to ensure they are appropriately valued if conditions exist that indicate the carrying value may not be recoverable.

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

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") on January 1, 2007.  In accordance with FIN 48, tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to substain a position taken on an income tax return.  Accordingly, the Company has concluded that there were no significant uncertain tax positions as of December 31, 2008 and 2007.  The Company’s policy is to recognize accrued interest expense and penalties associated with uncertain tax positions as a component of income tax expense.

12. Earnings (Loss) Per Share

Basic net earnings (loss) per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is based upon the weighted average number of common shares outstanding plus dilutive potential common shares, including options and awards outstanding during the period.

13. Share-Based Compensation

The Company adopted SFAS No. 123R, Share-Based Payment, effective January 1, 2006. SFAS No. 123R revised SFAS No. 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS No. 123R required compensation costs related to share based payments, including stock options and other equity awards, to be measured based on the grant date fair value of the award. The Company adopted SFAS No. 123R using the modified prospective application, which applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service had not been rendered that were outstanding as of January 1, 2006 is recognized as the requisite service is rendered, based on their grant date fair value as calculated for the pro forma disclosures required under SFAS No. 123. Accordingly, previous financial results were not restated. Previously, the Company accounted for share based payments in accordance with APB 25. In accordance with APB 25, compensation cost was recorded for restricted stock and stock unit awards and recognized over the vesting periods of the awards. No compensation had been recognized for stock options issued to employees and directors, as all options granted had an exercise price at least equal to the market value of the underlying common stock at the date of grant.

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

15. Advertising

Advertising costs are expensed as incurred and totaled approximately $1,523,000, $1,589,000 and $2,447,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

16. Concentrations

The Company is potentially subject to financial instrument concentration of credit risk through its cash and cash equivalents, marketable securities and trade accounts receivable. To mitigate these risks, the Company maintains policies, which require minimum credit ratings, and restricts the amount of credit exposure with any one counterparty for short-term investments and marketable securities. For cash and cash equivalents, the Company maintained approximately $39.1 million with five financial institutions. The Company periodically evaluates the credit standing of these financial institutions. Trade accounts receivable are subject to risks related to the medical device industry generally, and the wound closure, vascular access, specialty needle and prostate cancer treatment markets specifically. These industries are in turn largely dependent upon the health care market generally, which can be affected by, among other things, innovation and advances in treatments and procedures, insurance and government reimbursement policies, preferences of physicians and other health care providers, demographics and patient requirements, and government regulation. The significant portion of the Company’s trade accounts receivable is with customers based in the United States. The Company has certain customers, which comprise ten percent or more of its trade accounts receivable and net revenue. See Note P.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

17.  Software Capitalization

 Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of five to seven years. Capitalized software costs are included in machinery and equipment. In accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes certain costs associated with internal-use software such as the payroll costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internal-use software are expensed during the design phase until the point at which the project has reached the application development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized costs related to internally used software were not material in any of the three years in the period ended December 31, 2008.

18. Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company on January 1, 2008.  However, in February 2008 the FASB released FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.  Accordingly, the Company has adopted the provisions of SFAS No. 157 only with respect to its financial assets and liabilities as of January 1, 2008. The Company will not apply the provisions of SFAS No. 157 until January 1, 2009 for its nonfinancial assets and liabilities, which includes the retirement obligation related to future decommissioning costs (See Note H). On October 10, 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Assets When the Market for That Asset is Not Active (which was effective upon issuance), to clarify the application of SFAS No.157 in a market that is not active. The adoption of SFAS No. 157 for the Company’s financial assets and liabilities did not have a material impact on its consolidated financial statements.  The Company is currently assessing the potential effect on its consolidated financial statements of the adoption of SFAS No. 157 for its non-financial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.  SFAS No.159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS No. 159, which the Company adopted on January 1, 2008, did not have a material impact on its consolidated financial statements. As permitted under SFAS No. 159, the Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with GAAP.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair value on the acquisition date, with goodwill being the excess value of consideration paid over the fair value of the net identifiable assets acquired. Among the new requirements, SFAS 141R requires that acquired in-process research and development be capitalized and recorded as an intangible asset at the acquisition date, that contingent consideration be recorded at fair value on the acquisition date, and that transaction costs are to be expensed. Generally, the effects of SFAS No. 141R on the Company’s consolidated financial statements will depend on acquisitions occurring in 2009 and thereafter.  The Company followed SFAS No. 141, Business Combinations, as originally issued, for its NeedleTech acquisition in July 2008 (see Note C).  SFAS No.141R does not require retroactive restatement of accounting for business combinations prior to January 1, 2009.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3 (“FSP FAS 142-3”), Determination of the Useful Life of Intangible Assets.    The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other GAAP.  FSP FAS 142-3 is effective for the Company beginning January 1, 2009.  While the Company is evaluating the impact of FSP FAS 142-3 on its consolidated financial statements, it is not expected to have a material impact on the Company’s financial statements.

NOTE C - ACQUISITIONS

The Company accounted for acquisitions prior to January 1, 2009 under the purchase method of accounting, in accordance with SFAS No. 141, Business Combinations. Accordingly, the purchase price was allocated based on the fair values of the assets acquired and liabilities assumed at the date of acquisition, with the excess of the purchase price over the fair value of the net assets acquired recorded as goodwill. Results of operations of acquired companies are included for the period subsequent to the acquisition date.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NeedleTech

The Company acquired all of the outstanding common stock of NeedleTech on July 28, 2008.  The total purchase price, including transaction costs, was approximately $44.1 million (net of cash, cash equivalents, and marketable securities acquired with an estimated fair value of approximately $5.8 million).  The purchase price was paid in cash, including $24.5 million from borrowings under the Company’s $40 million credit facility.  NeedleTech is a manufacturer of specialty needles and related medical devices.  NeedleTech’s current products include coaxial needles, biopsy needles, access trocars, brachytherapy needles, guidewire introducer needles, spinal needles, disposable veress needles, and other needle-based products.  End markets served include the cardiology, orthopedics, pain management, endoscopy, spinal surgery, urology, and veterinary medicine.  This transaction further diversifies Theragenics’ surgical products business and leverages the Company’s existing strengths within these markets. The acquisition of NeedleTech is designed to forward the Company’s stated strategy of becoming a diversified medical device manufacturer, increase its breadth of offerings to existing customers, and expand its customer base of large leading-edge original equipment manufacturers.

Following is a summary of the fair value of the assets acquired and liabilities assumed as of the acquisition date, based on the allocation of the purchase price (in thousands):

	Fair value	Amortization life of intangible assets
Cash and cash equivalents	$3,754	-
Marketable securities	1,998	-
Other current assets	5,567	-
Equipment	3,615	-
Goodwill	29,203	Indefinite
Tradenames	3,156	Indefinite
Customer relationships	7,668	7 years
Non-compete agreements	943	5 years
Backlog	150	3 months
Other assets	5	-
Current liabilities	(1,596)	-
Deferred income tax liability, short and long-term	(4,646)	-
Net assets acquired	$49,817

The weighted average life of intangible assets subject to amortization based upon the acquisition allocation is 6.7 years. The intangible assets acquired, including goodwill, are not being deducted for income tax purposes.

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

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Following is a summary of the fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

	Fair value	Amortization life of intangible assets
Current assets	$2,937	-
Property and equipment	1,597	-
Goodwill	20,454	Indefinite
Trade name	900	Indefinite
Customer relationships	5,100	7.5 years
Non-compete agreements	1,700	3-4 years
Developed technology	900	14 years
Backlog	170	3 mos
Current liabilities	(717)	-
Deferred income tax liability	(333)	-
Net assets acquired	$32,708

The weighted average life of intangible assets subject to amortization based upon the acquisition allocation is 7.3 years. The intangible assets acquired, including goodwill, are not being deducted for income tax purposes.

At the time of acquisition, $2.9 million of deferred income tax liability arising from fair value adjustments in purchase accounting related to the acquisition of Galt was recorded as a reduction of the allowance for the Company’s net deferred tax asset and a reduction in the goodwill arising from the transaction. The deferred income tax liability of $333,000 recorded in the purchase allocation above related to the fair value of the trade name acquired, for which the income tax basis is zero and for which the timing of the deduction for financial reporting purposes could not be determined.

Pro Forma Information

The following unaudited pro forma summary combines the Company’s results with those of NeedleTech as if the acquisition had occurred at the beginning of each of the periods presented.  This unaudited pro forma information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported for the periods presented had the acquisition been completed at the beginning of each of the periods presented, and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition (in thousands, except per share data):

	Year Ended December 31,
	2008	2007
Revenue	$77,419	$79,118
Net earnings (loss)	$(58,306)	$6,285
Earnings (loss) per share
Basic	$(1.76)	$0.19
Diluted	$(1.76)	$0.19

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

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE D – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows (in thousands):

	December 31,
	2008	2007
Buildings and improvements	$22,930	$22,579
Machinery and equipment	41,771	37,349
Office furniture and equipment	1,072	988
	65,773	60,916
Less accumulated depreciation	36,868	34,327
	28,905	26,589
Land and improvements	822	822
Construction in progress	308	561

Property and equipment, net	$30,035	$27,972

NOTE E – FAIR VALUE

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

●	Level 1 — Quoted prices in active markets for identical assets or liabilities.
●
Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

●
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. FSP FAS 157-2 delayed the effective date for all nonfinancial assets and liabilities until January 1, 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company will not apply the provisions of SFAS No. 157 until January 1, 2009 for its nonfinancial assets and liabilities.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at December 31, 2008 were as follows (in thousands):

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Marketable securities	$1,007	$500	$-	$1,507

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

Auction Rate Securities

Balance at January 1, 2008	$-
Realized gain (loss) included in earnings	-
Unrealized gain (loss) included in other comprehensive income	-
Transfers into Level 3	8,500
Purchases, sales and settlements, net	(8,000)
Transfers out of Level 3	(500)
Balance at December 31, 2008	$-

Through December 31, 2007, the Company valued all of its marketable securities at fair value based on quoted market prices.  At December 31, 2008, $1.0 million of marketable securities consisted of A+ rated corporate bond funds and AAA rated asset backed securities.  These securities were valued at fair value based on quoted market prices.

At December 31, 2007, the Company held Auction Rate Securities (“ARS”) at a recorded value of $13.9 million, which equaled the par value of the ARS.   ARS totaling $5.4 million were liquidated at par through successful auctions in the first half of 2008.  Subsequently, auctions for the remaining $8.5 million of ARS continuously failed and no market activity was available with which the Company could value these in accordance with SFAS No. 157.  Accordingly, this $8.5 million of ARS was considered as “Level 3” under the provisions of SFAS No. 157 and valued by the Company based on, among other things, security yield, credit rating and the average life of the assets in the portfolio.  In November 2008, $8.0 million of these ARS were liquidated at par under a buy back program with one of the Company’s investment banks.  The remaining $500,000 of ARS was successfully liquidated at par in January 2009 when the issuer refinanced the obligation.  Accordingly, this $500,000 of ARS was considered as Level 2 at December 31, 2008.

The Company reviews its investments in marketable securities for impairment based on both quantitative and qualitative criteria that include the extent to which cost exceeds market value, the duration of any market decline, the Company’s intent and ability to hold to maturity or expected recovery, and the creditworthiness of the issuer.  Management performs research and analysis, and monitors market conditions to identify potential impairments.  In 2008 the Company realized a loss of $256,000 when a highly rated bond fund that it was invested in unexpectedly liquidated at less than full value.  In addition, the Company also recognized a $93,000 other-than-temporary impairment related to a bond fund at December 31, 2008 based upon the duration and severity of the impairment as well as an assessment of the potential recovery period.  Due to the disruptions, volatility and uncertainties related to the U.S. and global investment and credit markets, the Company is exposed to the risk of changes in fair value of its marketable securities in future periods, which may cause it to take impairment charges that are not currently anticipated. While management will continue to research, analyze and monitor our investments, it cannot predict what the effect of current investment and credit market circumstances might have on its portfolio going forward.

NOTE F - GOODWILL AND INTANGIBLE ASSETS

Goodwill and tradenames are assigned to reporting units and are not amortized. A reporting unit is the same as, or one level below, an operating segment. The Company performs tests for impairment of goodwill and other intangible assets that are not amortized on an annual basis, or more frequently if events or circumstances indicate it might be impaired. The Company completed its most recent annual impairment assessments in the fourth quarter of 2008 after its annual forecasting and budgeting process, and determined that all goodwill was impaired and a portion of the tradenames intangible asset was impaired.  See Impairment of goodwill and tradenames below.

Changes in the carrying amount of goodwill are as follows (in thousands):

	Surgical products	Brachytherapy	Total
Balance, January 1, 2006	$15,792	$2,578	$18,370
Goodwill acquired during the year	20,454	-	20,454
Balance, December 31, 2006	36,246	2,578	38,824
Adjustments to purchase price allocation	(166)	-	(166)
Balance, December 31, 2007	36,080	$2,578	$38,658
Goodwill acquired during the year	29,203	-	29,203
Goodwill impairment charges	(65,283)	(2,578)	(67,861)
Balance, December 31, 2008	$-	$-	$-

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Intangibles assets include the following (in thousands):

	December 31, 2008			December 31, 2007
	Gross Carrying Amount	Accum Amort	Net Book Value	Gross Carrying Amount	Accum Amort	Net Book Value	Weighted Average Life
Customer relationships	$16,268	$(3,526)	$12,742	$8,600	$(2,000)	$6,600	8 years

Tradenames	$3,240	$-	$3,240	$2,600	$-	$2,600	10 years
Non-compete agreements	3,843	(2,046)	1,797	2,900	(1,278)	1,622	4 years
Developed technology	1,260	(344)	916	1,260	(228)	1,032	12 years
Patents and other	553	(528)	25	403	(376)	27	17 years
Other intangibles	$8,896	$(2,918)	$5,978	$7,163	$(1,882)	$5,281

At December 31, 2008, the weighted average life of intangible assets subject to amortization was 7.7 years. Amortization expense related to purchased intangibles was $2,410,000, $1,875,000 and $1,371,000 in 2008, 2007 and 2006, respectively, and is disclosed as such in the accompanying consolidated statements of operations and comprehensive earnings (loss). Amortization expense related to other intangibles was $5,000 and $21,000 for 2007 and 2006, respectively, and is included in selling, general and administrative expenses.  There was no amortization expense related to other intangibles for 2008.

As of December 31, 2008, future approximate aggregate amortization expense for intangible assets subject to amortization is as follows (in thousands):

Year Ending December 31,
2009	$3,443
2010	3,079
2011	2,795
2012	2,760
2013	2,664
Beyond	3,979
$18,720

Impairment of Goodwill and Tradenames

In accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company performs an assessment of impairment of goodwill and intangible assets not subject to amortization annually, or more frequently if events or changes in circumstances indicate that impairment in the value of goodwill recorded on its balance sheet may exist.  The Company performs its impairment testing at the reporting unit level.  A reporting unit is the same as, or one level below, an operating segment.  The Company typically performs its annual assessment during the fourth quarter of each year, which coincides with the timing of its annual budgeting and forecasting process. In order to estimate the fair value of goodwill, various assumptions about the future prospects for the reporting unit that the goodwill relates to are made, market factors specific to that reporting unit are considered, and future cash flows to be generated by that reporting unit are estimated.  Assumptions used in these assessments are consistent with the Company’s internal planning. The Company also considers external economic and market conditions that could impact the fair value of its reporting units.

Theragenics’ common stock is listed and traded on the New York Stock Exchange (“NYSE”).  The trading prices of many companies, including the Company’s, declined significantly during the fourth quarter of 2008, along with significant declines in the overall market value of the composite of all shares traded on the stock exchanges.  These overall stock market declines have continued into early 2009.  The Company believes that events in the U.S. and global credit markets, banking and financial markets, the current economic downturn, and negative economic news in general, have caused the significant volatility in the prices of common stocks listed on the U.S. and global stock exchanges.  This decline in stock market valuations coincided with the Company’s annual impairment testing.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The extended decline in the Company’s share price and market capitalization, and the overall deterioration in general macroeconomic conditions as discussed above, had a material effect on the Company’s impairment testing in the fourth quarter.  The Company’s assumptions and judgments reflected the deteriorating macroeconomic environment and resulted in the use of discount rates and comparable company market multiples that reflected the significantly increased risk prevalent in the markets. In addition, the Company’s cash flow estimates, discount rates and market multiple assumptions were severely limited by the Company’s market capitalization, which is determined by its share price as quoted on the NYSE.

As a result of these circumstances, the first step of the impairment testing under SFAS No. 142 indicated that goodwill was impaired at each of the Company’s reporting units. The Company then performed the second step of the goodwill impairment test which involves calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all of its assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill.  The fair value of the Company’s reporting units was determined using discounted cash flow and market multiple approaches.  The estimates of fair value of the Company’s reporting units were severely limited by the Company’s market capitalization.  The results of this second step of impairment testing indicated that all goodwill at each of the Company’s reporting units was impaired.  Total impairment of goodwill was $65.3 in the surgical products segment and $2.6 million in the brachytherapy seed segment.

The Company’s tradenames were intangible assets with indefinite lives and accordingly were not subject to amortization.  The recorded value of the tradenames intangible asset is tested for impairment annually or more frequently if changes in circumstances indicate that impairment may exist.  The determination of fair value used in the impairment evaluation is based on discounted estimates of future sales projections attributable to ownership of the tradenames. Significant judgments inherent in this analysis include assumptions about appropriate sales growth rates, royalty rates, discount rates and the amount of expected future cash flows. The judgments and assumptions used in the estimate of fair value are consistent with the projections and assumptions that are used in the Company’s internal budgeting and forecasting process.  They are also consistent with the judgments and assumptions used in the Company’s goodwill impairment testing. The determination of fair value is highly sensitive to changes in the related discount rate used to evaluate the fair value of the tradenames. The Company estimated the current fair value of tradenames, as determined using discount rates reflective of current economic conditions and its market capitalization.  The Company compared these estimated fair values to the recorded amounts of the tradenames and determined that there was tradename impairment of $2.5 million, all related to reporting units in the surgical products segment.  In connection with the Company’s review of tradename impairment, the Company determined that current facts and circumstances no longer supported an indefinite life.  The Company estimated that the remaining useful life of the tradenames was 10 years and accordingly, the Company will amortize its tradenames over 10 years beginning in 2009. Amortization expense in 2009 is expected to be $324,000 higher than it would have been if tradenames were not subject to amortization.  Periods prior to this change will not be restated or retrospectively adjusted.

Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company also reviews long-lived assets, including its intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company groups its long-lived assets at the lowest level that it could reasonably estimate the identifiable cash flows.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of long-lived assets to future undiscounted net cash flows expected to be generated by these assets. If the carrying amounts exceed the future undiscounted cash flows, then the impairment recognized is the amount by which the carrying amount of the assets exceeds their fair value.  As a result of the impairment indicators related to goodwill, we tested our long-lived assets for impairment and determined that there was no impairment.

NOTE G –ASSET HELD FOR SALE AND CONTRACT TERMINATION LIABILITY

 The Company completed the sale of its Oak Ridge, Tennessee facility in July 2008.  At December 31, 2007, this facility was classified as a long-term “Asset Held for Sale”, with the associated “Contract Termination Liability”, representing the underlying land sublease, classified as a liability.  As part of this transaction, the facility was sold and the underlying land sublease was terminated.  The $142,000 gain realized from the completion of the sale, including the termination of the sublease, was recognized as a change in the estimate of the fair value of the Asset Held for Sale in 2008.  In 2007, the Company recorded a write down to the carrying value of the facility of $500,000 based upon the length of time the facility had been for sale, the commercial real estate market in the Oak Ridge area specifically and, more broadly, in the United States, and other economic factors in the United States, which had deteriorated generally in late 2007.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE H - ASSET RETIREMENT OBLIGATIONS

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

The following summarizes activity in the Company’s asset retirement obligation liability (in thousands):

	Year ended
	2008	2007
Asset retirement obligation at beginning of period	$602	$561
Accretion expense	44	41
Revision in estimated cash flows	-	-
Asset retirement obligation at end of period	$646	$602

NOTE I - CREDIT FACILITY

The Company has a credit facility with a financial institution that provides for borrowings of up to $40.0 million, including a $5.0 million sub-limit for letters of credit (the “Credit Facility”). Interest on outstanding borrowings is payable at the rate of interest periodically designated by the financial institution as its base rate, or, at the option of the Company, interest may accrue at a LIBOR based rate, plus an applicable margin which is subject to quarterly adjustment. Interest on base rate loans is payable monthly, while interest on LIBOR loans is payable on the last day of the applicable one, two or three month interest period. The Company had $32.0 million and $7.5 million of borrowings outstanding under the Credit Facility at December 31, 2008 and 2007, respectively, at an interest rate of LIBOR plus 1% (2.9% and 6.2% at December 31, 2008 and 2007, respectively). All outstanding borrowings are due upon expiration of the Credit Facility, which is October 31, 2009.

The Credit Facility is unsecured, but provides for a lien to be established on substantially all of the assets of the Company (subject to certain exceptions) in the event certain events of default occur under the Credit Facility. The Credit Facility contains representations and warranties, as well as affirmative, reporting and negative covenants, customary for financings of this type. Among other things, certain provisions of the Credit Facility limit the incurrence of additional debt and require the maintenance of certain financial ratios. In addition, the terms of our Credit Facility require us to maintain a minimum of $20 million of liquid assets, as defined in the Credit Facility.  The Company was in compliance with these covenants at December 31, 2008.

Letters of credit totaling approximately $876,000 were outstanding under the Credit Facility at December 31, 2008 and 2007. These letters of credit are related to asset retirement liabilities of long-lived assets.  The letters of credit are subject to terms identical to those of borrowings under the Credit Facility.

NOTE J - INCOME TAXES

The income tax provision (benefit) consisted of the following (in thousands):

	Year ended December 31,
	2008	2007	2006
Current
Federal	$(56)	$1,743	$134
State	63	169	89
	7	1,912	223
Deferred
Federal	(4,172)	1,392	1,745
State	(394)	(41)	(55)
Change in allowance	31	(51)	(3,625)
	(4,535)	1,300	(1,935)

Income tax expense (benefit)	$(4,528)	$3,212	$(1,712)

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company’s temporary differences are summarized as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Asset held for sale	$-	$3,706
Net operating loss carryforwards	922	285
Non-deductible accruals and allowances	423	347
Inventories	970	820
Share based compensation	222	547
Asset retirement obligation	225	201
Deferred revenue	120	-
Contract termination liability	-	545
Goodwill and intangible assets	56	-
Other	142	69
Gross deferred tax assets	3,080	6,520
Deferred tax liabilities:
Property and equipment	(2,709)	(2,604)
Goodwill and intangible assets	-	(3,433)
Gross deferred tax liabilities	(2,709)	(6,037)

Valuation allowance	(219)	(188)

Net deferred tax asset	$152	$295

The net deferred tax asset is classified in the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2008	2007
Current deferred tax asset	$2,158	$1,664
Long-term deferred tax liability	(2,006)	(1,369)
Net deferred tax asset	$152	$295

Activity in the valuation allowance for deferred tax assets is as follows (amounts in thousands):

	Year ended December 31,
	2008	2007	2006
Valuation allowance, beginning of period	$188	$239	$6,756
Increase in allowance	31	-	-
Decrease in allowance from acquisition	-	-	(2,892)
Release of allowance	-	(51)	(3,625)
Valuation allowance, end of period	$219	$188	239

Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates that they are realizable. At such time, if it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance is adjusted. In 2005, the Company had a $6.8 million net deferred tax asset primarily as a result of its 2005 restructuring. At that time, a valuation allowance for the entire amount of the net deferred tax asset was established due to uncertainties surrounding its realizability. In 2006, the Company released most of the valuation allowance when it determined that it was more likely than not that a significant portion of these deferred tax assets would be realized. Factors considered by management in determining that the significant portion of the deferred tax assets would be realized included, among other things, the Company’s performance for the year which included four consecutive quarters of profitability, a full fiscal year of realization of the cost savings associated with the 2005 restructuring which exceeded the expected cost savings, certain changes in federal laws and policies occurring in December 2006 related to Medicare reimbursement of brachytherapy seeds, and the continued successful diversification of the Company’s business through its surgical products segment.  The remaining allowance at December 31, 2008 and 2007 relates primarily to certain state net operating loss and capital loss carryforwards for which the Company believes it is more likely than not that the benefit will not be realized.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

A reconciliation of the statutory federal income tax rate and the effective tax rate follows:

	Year ended December 31,
	2008	2007	2006
Tax expense (benefit) at applicable federal rates	(34.0)%	34.0%	35.0%
State tax, net of federal income tax	(0.1)	1.1	2.2
Non-deductible impairment loss	26.7	-	-
Deferred tax asset valuation allowance	0.1	(0.5)	(70.0)
Tax exempt interest	(0.2)	(1.0)	(0.9)
Deferred tax rate adjustment	.5	0.6	-
Domestic production deduction	-	(1.5)	-
Non-deductible stock compensation	0.1	0.9	-
Other	(.3)	2.7	.5
Effective tax expense (benefit)	(7.2)%	36.3%	(33.2)%

The Company has a net operating loss carryforward for federal income tax purposes of approximately $1.6 million that expires in 2023.  The Company also has various state net operating loss carryforwards totaling approximately $12.3 million that expire in various years through 2028.

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

The Company has evaluated its tax positions for the tax years ended December 31, 2004, 2005, 2006 and 2007, the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2008. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or income tax examinations by tax authorities for years prior to 2004. The Company concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements.

NOTE K - COMMITMENTS AND CONTINGENCIES

Licensing Agreements

The Company holds a worldwide exclusive license from the University of Missouri for the use of technology patented by the University, used in the Company’s TheraSphere® product. The licensing agreement provides for the payment of royalties based on the level of sales and on lump sum payments received pursuant to a licensing agreement with Nordion International, Inc.

The Company has granted certain of its geographical rights under the licensing agreement with the University of Missouri to Nordion International, Inc., a Canadian company that is a producer, marketer and supplier of radioisotope products and related equipment. Under the Nordion agreement, the Company is entitled to licensing fees for each geographic area in which Nordion receives new drug approval. The Company is also entitled to a percentage of revenues earned by Nordion as royalties under the agreement. Royalties from this agreement are recorded as license and fee income in the accompanying consolidated statements of operations. License and fee income in 2006 included $400,000 of one-time license fees resulting from Nordion’s obtaining CE marking and European registration for TheraSphere® during the year.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In May 2008, Theragenics entered into an exclusive license agreement for the rights to certain intellectual property related to an expandable brachytherapy delivery system that the Company developed.  The term of the agreement is through the expiration of the last of the patents licensed under the agreement, which is currently November 2024.  The term may be altered if such patents are found to be invalid.  The agreement provides for a minimal non-refundable initial license fee and non-refundable continuing royalties based upon sales subject to certain minimums.  Royalties from this agreement are recorded as license and fee income in the accompanying consolidated statements of operations.  License fee revenue under this agreement was not material in 2008.  Minimum annual royalties are based on the contract year, which ends each May, and are as follows (in thousands):

12 months ended May	Amount
2009	$100
2010	250
2011	450
2012	450
2013	1,000
Annually thereafter	1,000

The minimum royalties are subject to increase under certain circumstances.  The licensee has the right to terminate the agreement without penalty until May 2012 if the product is found to be technically or commercially impracticable, as defined in the agreement.  After May 2012, the licensee can terminate the agreement for any reason upon payment of the minimum annual royalties due for that contract year, plus a termination fee of $1 million. In the event the licensee terminates the agreement for any reason, the initial license fee and all royalties previously paid are non-refundable and all rights granted by the license terminate.  The licensee can assign their rights to the agreement upon payment of an assignment fee.

Lease Commitments and Obligations

The Company leases equipment and production, warehouse, office and other space under non-cancelable leases that expire at various dates through June 2013. Approximate minimum lease payments under the leases are as follows: 2009, $720,000; 2010, $360,000; 2011, $213,000; 2012, $196,000; and 2013, $82,000.

The Company leases certain production, warehouse and office space from two related entities.  One is controlled by the former owner and officer of CP Medical, who is currently a stockholder of Theragenics, and the second is controlled by the former principal owners of NeedleTech, who are currently officers. Approximate minimum lease payments under these leases are as follows: 2009, $260,000; 2010, $137,000; 2011, $22,000.

Rent expense was approximately $746,000, $589,000 and $471,000 for the years ended December 31, 2008, 2007 and 2006, respectively, including rent expense of approximately $237,000, $185,000 and $167,000 in 2008, 2007 and 2006, respectively, under the related party leases referred to above.

Purchase Commitment

The Company has approximately $300,000 of contractual purchase commitments related to capital equipment.

Contingencies

From time to time the Company may be a party to claims that arise in the ordinary course of business, none of which, in the view of management, is expected to have a material adverse effect on the consolidated financial position or results of operations of the Company.

NOTE L - SHARE BASED COMPENSATION AND SHAREHOLDERS’ EQUITY

The Company provides share-based compensation under equity incentive plans approved by stockholders, which provide for the granting of stock options, restricted stock and other equity incentives. As of December 31, 2008 there were 1,627,200 options and restricted stock rights outstanding and 1,253,699 shares of common stock remaining available for issuance under the Company’s equity incentive plans. The Company issues new shares from its authorized but unissued share pool.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock Options

Stock options granted to date have had an exercise price at least equal to 100% of market value of the underlying common stock on the date granted. These options expire ten years from the date of grant and become exercisable over a three to five-year vesting period.

The following is a summary of activity in stock options outstanding during the year ended December 31, 2008 (shares in thousands):

	Shares	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate intrinsic value
Outstanding, beginning of period	1,415	$8.33
Granted	234	3.74
Exercised	-	-
Forfeited	(105)	5.83
Expired	(148)	20.29
Outstanding, end of period	1,396	$6.48	4.0	$-
Exercisable at end of period	1,081	$7.15	2.5	$-

A summary of grant date fair values and intrinsic values follows (in thousands, except per share amounts):

	Year ended December 31,

	2008		2007	2006
Weighted average grant date fair value of options granted		$1.93	$2.68	$	N/A
Total intrinsic value of options exercised	$	N/A	$45	$	N/A
Total fair value of options vested		$19	$75		$155

The fair values were estimated using the Black-Scholes options-pricing model with the following weighted average assumptions:

	2008	2007	2006
Expected dividend yield	0.0%	0.0%	N/A
Expected stock price volatility	50.6%	49.9%	N/A
Risk-free interest rate	3.2%	4.8%	N/A
Expected life of option (years)	6.0	6.0	N/A

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

The Company recognizes compensation expense for awards with graded vesting on a straight-line basis over the requisite service period for each separately vesting portion of the award. Compensation cost related to stock options totaled $275,000, $228,000, and $62,000 for the year ended December 31, 2008, 2007, and 2006 respectively.  As of December 31, 2008, there was approximately $317,000 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of approximately 1.5 years.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Restricted Stock

The Company may issue restricted stock to employees, directors and others. Restrictions limit the sale or transfer of the shares until vested. Vesting of restricted stock is time-based over a three to four-year period. A summary of activity in non-vested restricted stock awards for the year ended December 31, 2008 follows (shares in thousands):

Non-vested Restricted Stock	Shares	Weighted average grant date fair value
Non-vested at January 1, 2008	161	$4.32
Granted	159	3.70
Vested	(66)	4.15
Forfeited	(23)	4.31
Non-vested at December 31, 2008	231	$3.70

Fair value of restricted shares granted to employees and directors is based on the fair value of the underlying common stock at the grant date. The fair value of the restricted shares granted to non-employees is remeasured each period until they are vested based on the fair value of the underlying common stock. Compensation cost related to the restricted shares is based on the grant date fair value of the common stock granted and is recorded over the requisite service period of three to four years. The weighted average per share grant date fair value of restricted shares issued was $3.70, $4.89 and $3.21 in 2008, 2007 and 2006, respectively. Compensation expense related to the restricted stock totaled approximately $393,000, $363,000 and $115,000 in 2008, 2007 and 2006, respectively. As of December 31, 2008, there was approximately $402,000 of unrecognized compensation cost related to the restricted shares, which is expected to be recognized over a weighted average period of 1.6 years.

Stock Units

The Company issues restricted stock units and performance restricted stock units. The following is a summary of activity for Stock Units:

Restricted Stock Units

10,000 Restricted Stock Units previously granted vested on December 31, 2006. The grant date fair value of this award was $3.42 and vesting was time-based.  Compensation cost related to the Restricted Stock Units was based on the grant date fair value of the common stock granted and recorded over the requisite service period. Compensation expense related to these Restricted Stock Units totaled approximately $24,000 in 2006.

Performance Restricted Stock Units

In February 2006, 104,000 performance restricted stock units were issued to executive officers, which vested on December 31, 2008 (the “2006 Performance Restricted Stock Units”). The number of shares issuable under the 2006 Performance Restricted Stock Units ranged from a minimum of 31,000 shares to a maximum of 208,000 shares.   The number of shares issuable was determined partly based on the Company’s revenue and earnings per share from 2006 to 2008, relative to its strategic objectives over the same period, and partly based on the subjective discretion of the Compensation Committee. All of the 2006 Restricted Stock Units were vested on December 31, 2008 and will result in the issuance of approximately 64,000 shares. The grant date fair value of the 2006 Performance Restricted Stock Units was based on the fair value of the underlying common stock and was recognized over the three-year requisite service period. For the portion of the 2006 Performance Restricted Stock Units containing performance conditions, the grant date fair value was adjusted each period for the number of shares ultimately expected to be issued. For the portion of the 2006 Performance Restricted Stock Units subject to discretionary performance conditions, the fair value of the award was determined based on the fair value of the underlying common stock at December 31, 2008.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

A summary of activity in non-vested Performance Restricted Stock Units follows (shares in thousands):

Non-vested Performance Restricted Stock Units	Units	Weighted average grant date fair value
Non-vested at January 1, 2008	104	$3.50
Granted	-	-
Vested	(104)	3.50
Forfeited	-	-
Non-vested at December 31, 2008	-	$-

No Performance Restricted Stock Units were granted in 2008 or 2007. In 2008, the Company recorded a benefit of $39,000 related to the Performance Restricted Stock Units. Compensation cost related to Performance Restricted Stock Units totaled $126,000 and $150,000 in 2007 and 2006, respectively.

Employee Stock Purchase Plan

The Theragenics Corporation Employee Stock Purchase Plan (the “ESPP”) allows eligible employees the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each quarterly offering period. Compensation cost related to the ESPP totaled approximately $5,000, $6,000 and $11,000 in 2008, 2007, and 2006, respectively.  As of December 31, 2008, 175,000 shares had been issued under the plan; and 25,000 shares of common stock were reserved and remained available for issuance under the ESPP.

Shareholder Rights Plan

The Company has a Shareholder Rights Plan (the “Rights Plan”), which contains provisions designed to protect the Company’s shareholders in the event of an unsolicited takeover attempt. It is not intended to prevent a takeover on terms that are favorable and fair to all shareholders and will not interfere with a merger approved by the Board of Directors. Pursuant to the Rights Plan each share of the Company’s Common Stock contains a share purchase right (a “Right”), which expires in February 2017 and does not become exercisable unless a group acquires or announces a tender or exchange offer for 20% or more of the Company’s outstanding Common Stock. Upon a triggering event, each Right that is not held by the 20% or more shareholders will entitle its holder to purchase additional shares of Common Stock at a substantial discount to then current market prices.

NOTE M – 401(K) SAVINGS PLANS

The Company and its subsidiaries sponsor 401(k) defined contribution retirement savings plans for employees. Matching contributions are made in Company stock or in cash, depending on the plan. Matching contributions are charged to operating expenses and totaled approximately $221,000, $313,000 and $114,000 in 2008, 2007 and 2006, respectively.

NOTE N – EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share was computed as follows (in thousands, except per share data):

	Year ended December 31,
	2008	2007	2006
Net earnings (loss)	$(58,540)	$5,635	$6,865

Weighted average common shares outstanding	33,066	33,103	32,452
Incremental common shares issuable from stock options and awards	-	196	88
Weighted average common shares outstanding assuming dilution	33,066	33,299	32,540

Basic earnings (loss) per share	$(1.77)	$0.17	$0.21
Diluted earnings (loss) per share	$(1.77)	$0.17	$0.21

Diluted earnings (loss) per share does not include the effect of certain stock options and awards as their impact would be anti-dilutive. Approximately 1,396,000, 1,236,000 and 2,016,000 stock options and awards for the years ended December 31, 2008, 2007 and 2006, respectively, were not included in the computation of diluted earnings (loss) per share for those years because their effect would be anti-dilutive.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE O - SEGMENT REPORTING

The Company is a medical device company serving the surgical product and cancer treatment markets, operating in two business segments. Its surgical products segment consists of wound closure, vascular access, and specialty needle products.  In its brachytherapy seed business, the Company produces, markets and sells TheraSeed®, its premier palladium-103 prostate cancer treatment device, I-Seed, its iodine-125 based prostate cancer treatment device, and related products and services.  The following tables provide certain information for these segments (in thousands):

	Year ended December 31,
	2008	2007	2006
Revenue
Surgical products	$38,779	$28,896	$19,372
Brachytherapy seed	28,787	33,520	34,880
Intersegment eliminations	(208)	(206)	(156)
	$67,358	$62,210	$54,096

Earnings (loss) from operations
Surgical products	$(63,538)	$3,977	$1,955
Brachytherapy seed	176	3,403	2,122
Intersegment eliminations	17	(35)	(28)
	$(63,345)	$7,345	$4,049

Write (up)/down of asset held for sale
Surgical products	$-	$-	$-
Brachytherapy seed	(142)	500	-
	$(142)	$500	$-

Non-cash impairment charges of goodwill
and tradenames
Surgical products	$67,798	$-	$-
Brachytherapy seed	2,578	-	-
	$70,376	$-	$-

Capital expenditures,
excluding acquisition of businesses
Surgical products	$1,153	$1,105	$602
Brachytherapy seed	378	345	131
	$1,531	$1,450	$733

Depreciation and amortization
Surgical products	$3,512	$2,445	$2,035
Brachytherapy seed	2,114	3,701	3,994
	$5,626	$6,146	$6,029

The Company evaluates business segment performance based on segment revenue and segment earnings from operations. Earnings from operations by segment do not include interest expense, interest income, other income and expense, or provisions for income taxes.  Intersegment eliminations are primarily for surgical products segment sales transactions.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Segment information related to significant assets follows (in thousands):

	December 31,
	2008	2007
Identifiable assets
Surgical products	$62,738	$74,450
Brachytherapy seed	51,731	79,359
Corporate investment in subsidiaries	111,439	61,667
Intersegment eliminations	(111,489)	(66,655)
	$114,419	$148,821

Goodwill
Surgical products	$-	$36,080
Brachytherapy seed	-	2,578
	$-	$38,658

Customer relationships
Surgical products	$12,742	6,600
Brachytherapy seed	-	-
	$12,742	6,600

Other intangible assets
Surgical products	$5,977	$5,280
Brachytherapy seed	1	1
	$5,978	$5,281

Asset held for sale
Surgical products	$-	$-
Brachytherapy seed	-	2,900
	$-	$2,900

Contract termination liability
Surgical products	$-	$-
Brachytherapy seed	-	1,513
	$-	$1,513

Information regarding revenue by geographic regions follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Product sales
United States	$60,406	$57,643	$50,534
Europe	5,147	2,978	1,921
Other foreign countries	894	665	621
	66,447	61,286	53,076
License and fee income
United States	162	-	-
Canada	749	924	1,020
	911	924	1,020

	$67,358	$62,210	$54,096

Foreign sales are attributed to countries based on location of the customer. The license fees attributed to Canada are with Nordion, a Canadian based company, for the license of the Company’s TheraSphere® product. All other foreign sales are related to the surgical products segment. All of the Company’s long-lived assets are located within the United States.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE P - DISTRIBUTION AGREEMENT AND MAJOR CUSTOMERS

Distribution Agreement

The Company’s brachytherapy business sells its TheraSeed® device directly to health care providers and to third party distributors. The Company’s primary non-exclusive distribution agreement is with C. R. Bard (“Bard”) (the “Bard Agreement”). The terms of the Bard Agreement provide for automatic one-year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current terms expires December 31, 2010, and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2009. The Bard Agreement gives Bard the non-exclusive right to distribute the TheraSeed® device in the U.S., Canada, and other international locations for the treatment of prostate cancer and other solid localized cancerous tumors.

Major Customers

Sales to Bard represented approximately 51%, 53% and 60% of brachytherapy product revenue in 2008, 2007 and 2006, respectively, and 21%, 28% and 38% of consolidated product revenue in 2008, 2007 and 2006, respectively.

Accounts receivable from Bard represented approximately 48% and 40% of brachytherapy accounts receivable and 21% and 24% of consolidated accounts receivable at December 31, 2008 and December 31, 2007, respectively.

One customer represented approximately 10% of surgical products revenue for 2006 and 4% of consolidated product revenue in 2006. This customer also totaled 23% of surgical products accounts receivable at December 31, 2007 and 10% of consolidated accounts receivable at December 21, 2007. No single customer equaled or exceeded 10% of surgical products sales for the year ended December 31, 2008 and 2007 or of surgical products accounts receivable at December 31, 2008.

NOTE Q – NON-OPERATING INCOME/(EXPENSE)

Other non-operating income/(expense) consists of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Loss on marketable securities, including impairment	$(347)	$-	$-
Gain on sale of scrap metal	457	-	-
Other	(57)	1	(18)
Total other	$53	$1	$(18)

NOTE R - RELATED PARTY TRANSACTIONS

CP Medical leases production, warehouse and office space from an entity owned by the former owner and officer of CP Medical. NeedleTech leases production and warehouse space from an entity owned by officers of NeedleTech. See Note K.

During 2008 the Company utilized the services of a real estate firm whose principal owner is related to one of the Company’s executive officers.  Payments of $41,000 were made to this firm during 2008 for real estate consulting services.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE S - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following summarizes certain quarterly results of operations (in thousands, except per share data):

Year ended December 31, 2008:	Quarter ended
	April 1	July 1	September 30	December 31

Net revenue	$15,235	$15,914	$18,106	$18,103
Gross profit	7,657	8,250	7,814	7,373
Impairment of goodwill and tradenames	-	-	-	70,376
Change in estimated value of asset held for sale	-	(142)	-	-
Net earnings (loss)	1,636	1,638	641	(62,455)
Net earnings (loss) per common share
Basic	$0.05	$0.05	$0.02	$(1.89)
Diluted	$0.05	$0.05	$0.02	$(1.89)

Year ended December 31, 2007:	Quarter ended
	April 1	July 1	September 30	December 31
Net revenue	$15,451	$15,575	$16,001	$15,183
Gross profit	7,342	7,711	7,794	7,369
Change in estimated value of asset held for sale	-	-	-	(500)
Net earnings	1,168	1,544	1,763	1,160
Net earnings per common share
Basic	$0.04	$0.05	$0.05	$0.04
Diluted	$0.04	$0.05	$0.05	$0.03

Report of Independent Registered Public Accounting Firm on Schedule

To the Board of Directors and
Shareholders of Theragenics Corporation

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the 2008 and 2007 consolidated financial statements of Theragenics Corporation and subsidiaries referred to in our report dated March 12, 2009, which is included in the annual report to security holders and included in Part II of this form. Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. The 2008 and 2007 information in Schedule II has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, the 2008 and 2007 information is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ DIXON HUGHES PLLC

Atlanta, Georgia
March 12, 2009

S-1

Theragenics Corporation and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For each of the three years in the period ended December 31, 2008
(Amounts in thousands)

Column A - Description	Column B	Column C - Additions			Column D		Column E
	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts		Deductions		Balance at end of period

Year ended December 31, 2008
Allowance for doubtful accounts receivable	$372	$162	$18	(c)	$71	(b)	$481

Year ended December 31, 2007
Allowance for doubtful					202	(a)
accounts receivable	$617	$-	$-		$43	(b)	$372

Year ended December 31, 2006
Allowance for doubtful accounts receivable	$517	$338	$32	(d)	$270	(b)	$617

(a)  - reduction in allowance amounts
(b)  - write-off of uncollectible amounts
(c)  - acquisition of NeedleTech
(d)  - acquisition of Galt

S-2