Form 10-Q
period 2009-04-05
THERAGENICS CORP
filed 2009-05-12
CIK 795551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 5, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

As of May 5, 2009 the number of shares of $0.01 par value common stock outstanding was 33,454,872.

THERAGENICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	April 5, 2009 (Unaudited)	December 31, 2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$41,347	$39,088
Marketable securities	—	1,507
Trade accounts receivable, less allowance of $469 in 2009 and $481 in 2008	9,404	8,532
Inventories	11,539	11,667
Deferred income tax asset	1,750	2,158
Refundable income taxes	1,663	1,504
Prepaid expenses and other current assets	1,355	1,129
TOTAL CURRENT ASSETS	67,058	65,585

Property and equipment, net	29,735	30,035

Customer relationships, net	12,201	12,742
Other intangible assets, net	5,648	5,978
Other assets	79	79
	17,928	18,799

TOTAL ASSETS	$114,721	$114,419

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – Continued
(Amounts in thousands, except per share data)

	April 5, 2009 (Unaudited)	December 31, 2008
LIABILITIES & SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Trade accounts payable	$2,010	$1,437
Accrued salaries, wages and payroll taxes	1,781	1,968
Short-term borrowings	32,000	32,000
Income taxes payable	99	209
Other current liabilities	1,082	1,896
TOTAL CURRENT LIABILITIES	36,972	37,510

LONG-TERM LIABILITIES
Deferred income taxes	2,060	2,006
Decommissioning retirement liability	659	646
Other long-term liabilities	165	147
TOTAL LONG-TERM LIABILITIES	2,884	2,799
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, authorized 100,000 shares of $0.01 par value, issued and outstanding, 33,447 in 2009 and 33,243 in 2008	334	332
Additional paid-in capital	73,040	72,894
Retained earnings	1,491	884
TOTAL SHAREHOLDERS’ EQUITY	74,865	74,110

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$114,721	$114,419

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(Amounts in thousands, except per share data)

	Quarter Ended
	April 5, 2009	March 30, 2008
REVENUE
Product sales	$19,844	$14,960
License and fee income	233	275
	20,077	15,235

COST OF SALES	11,370	7,578

GROSS PROFIT	8,707	7,657

OPERATING EXPENSES
Selling, general and administrative	6,029	4,803
Amortization of purchased intangibles	871	469
Research and development	603	133
Loss on sale of equipment	—	2
	7,503	5,407
EARNINGS FROM OPERATIONS	1,204	2,250

OTHER INCOME/(EXPENSE)
Interest income	11	459
Interest expense	(129)	(146)
Other	(2)	4
	(120)	317
EARNINGS BEFORE INCOME TAXES	1,084	2,567
Income tax expense	477	931

NET EARNINGS	$607	$1,636

EARNINGS PER SHARE:
Basic	$0.02	$0.05
Diluted	$0.02	$0.05

WEIGHTED AVERAGE SHARES
Basic	33,104	33,162
Diluted	33,133	33,286

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Quarter Ended
	April 5, 2009	March 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$607	$1,636
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,717	1,180
Deferred income taxes	462	(17)
Provision for allowances	(47)	(42)
Share based compensation	148	218
Contract termination liability	—	(7)
Decommissioning retirement liability	13	11
Loss on sale of marketable securities	2	—
Loss on sale of equipment	—	2
Changes in assets and liabilities:
Accounts receivable	(919)	(54)
Inventories	222	(642)
Prepaid expenses and other current assets	(226)	(58)
Trade accounts payable	573	272
Accrued salaries, wages and payroll taxes	(187)	(734)
Income taxes payable/refundable	(269)	47
Other current liabilities	(814)	261
Other	18	29
Net cash provided by operating activities	1,300	2,102

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of property and equipment	(546)	(510)
Purchases of marketable securities	—	(8,000)
Maturities of marketable securities	500	2,788
Proceeds from sales of marketable securities	1,005	10,167
Net cash provided by investing activities	959	4,445

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of stock options and stock purchase plan	7	6
Retirement of common stock	(7)
Net cash provided by financing activities	—	6

NET INCREASE IN CASH AND CASH EQUIVALENTS	$2,259	$6,553
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39,088	28,666
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$41,347	$35,219

SUPPLEMENTARY CASH FLOW DISCLOSURE:
Interest paid	$203	$156
Income taxes paid	$285	$904

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE QUARTER ENDED APRIL 5, 2009
(UNAUDITED)
(Amounts in thousands)

	Common Stock
	Number of Shares	Par Value Amount	Additional Paid-in Capital	Retained Earnings	Total

BALANCE, December 31, 2008	33,243	$332	$72,894	$884	$74,110

Employee stock purchase plan	6	—	7	—	7

Issuance of restricted shares	141	1	(1)	—	—

Issuance of common stock upon vesting of restricted units	64	1	(1)	—	—

Retirement of common stock surrendered	(7)	—	(7)	—	(7)

Share based compensation	—	—	148	—	148

Net earnings for the period	—	—	—	607	607

BALANCE, April 5, 2009	33,447	334	73,040	1,491	74,865

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 5, 2009
(Unaudited)

NOTE A - BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The unaudited interim condensed consolidated financial statements included herein reflect the consolidated operations of Theragenics Corporation and its wholly-owned subsidiaries. The terms “Company”, “we”, “us”, or “our” mean Theragenics Corporation and all entities included in our consolidated financial statements. All material intercompany accounts and transactions have been eliminated in consolidation. These statements reflect all adjustments that are, in our opinion, necessary to present fairly the consolidated financial position, consolidated results of operations, consolidated cash flows and consolidated changes in shareholders’ equity for the periods presented. All such adjustments are of a normal recurring nature. Pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2008, included in the Form 10-K Annual Report filed by us. The December 31, 2008 condensed consolidated balance sheet included herein has been derived from the December 31, 2008 audited consolidated balance sheet included in the aforementioned Form 10-K. The consolidated results of operations for the periods ended April 5, 2009 are not necessarily indicative of the results to be expected for a full year.

We are a medical device company serving the surgical products and cancer treatment markets, operating in two business segments. Our surgical products business consists of wound closure, vascular access, and specialty needle products. Wound closure includes sutures, needles, and other surgical products. Vascular access includes introducers, guidewires, and related products. Specialty needles include coaxial, biopsy, spinal and disposable veress needles, access trocars, and other needle based products. Our surgical products segment serves a number of markets and applications, including among other areas, interventional cardiology, interventional radiology, vascular surgery, orthopedics, plastic surgery, dental surgery, urology, veterinary medicine, pain management, endoscopy, and spinal surgery. Our brachytherapy business manufactures and markets our premier product, the palladium-103 TheraSeed® device, and I-Seed, an iodine-125 based device, which are used primarily in the minimally invasive treatment of localized prostate cancer.

On July 28, 2008, we completed the acquisition of NeedleTech Products, Inc. (“NeedleTech”). NeedleTech is a manufacturer of specialty needles and related medical devices, and a part of our surgical products segment. See Note C, Acquisition of NeedleTech Products, Inc.

NOTE B – RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 was effective for us on January 1, 2008. However, in February 2008 the FASB released FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. This deferral of SFAS No. 157 primarily applied to our retirement obligation related to future decommissioning costs, which uses fair value measures to determine our liability. We adopted FSP SFAS No. 157-2 effective January 1, 2009. The adoption did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3 (‘FSP FAS 142-3 “), Determination of the Useful Life of Intangible Assets. The intent of the FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other GAAP. We adopted FSP FAS 142-3 effective January 1, 2009. The adoption did not have a material impact on our consolidated financial statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 5, 2009
(Unaudited)

NOTE C – ACQUISITION OF NEEDLETECH PRODUCTS, INC.

We acquired all of the outstanding common stock of NeedleTech on July 28, 2008. The total purchase price, including transaction costs, was approximately $44.1 million (net of cash, cash equivalents, and marketable securities acquired with an estimated fair value of approximately $5.8 million). We paid the purchase price in cash, including $24.5 million from borrowings under our $40 million credit facility. NeedleTech is a manufacturer of specialty needles and related medical devices. NeedleTech’s current products include coaxial needles, biopsy needles, access trocars, brachytherapy needles, guidewire introducer needles, spinal needles, disposable veress needles, and other needle-based products. End markets served include cardiology, orthopedics, pain management, endoscopy, spinal surgery, urology, and veterinary medicine. This transaction further diversifies our surgical products business and leverages our existing strengths within these markets. The acquisition of NeedleTech is designed to forward our stated strategy of becoming a diversified medical device manufacturer, increase our breadth of offerings to existing customers, and expand our customer base of large leading-edge original equipment manufacturers.

We accounted for the acquisition of NeedleTech under the purchase method of accounting, in accordance with SFAS No. 141, Business Combinations. Accordingly, the purchase price was allocated on a preliminary basis based on the fair values of the assets acquired and liabilities assumed at the date of acquisition, with the excess of the purchase price over the fair value of the net assets acquired recorded as goodwill. Results of operations of NeedleTech are included subsequent to the acquisition date.

Pro Forma Information

The following unaudited pro forma summary combines our results with those of NeedleTech as if the acquisition had occurred at the beginning of the period presented. This unaudited pro forma information is not intended to represent or be indicative of our consolidated results of operations or financial condition that would have been reported for the period presented had the acquisition been completed at the beginning of the period presented, and should not be taken as indicative of our future consolidated results of operations or financial condition (in thousands, except per share data):

Quarter Ended
March 30, 2008
Revenue	$19,687
Net earnings	$1,246
Earnings per share
Basic	$0.04
Diluted	$0.04

Certain pro forma adjustments have been made to reflect the impact of the purchase transaction, primarily consisting of amortization of intangible assets with determinate lives, reductions in interest income as a result of cash used in the acquisition, increases in interest expense resulting from borrowings under our credit facility and income taxes to reflect our effective tax rate for the period. Pro forma net earnings include non-recurring pre-tax charges of $885,000 for amortization of the fair market value adjustments for inventory and backlog.

NOTE D - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) or weighted average cost method, which approximates FIFO. Market is replacement cost or net realizable value. We estimate reserves for inventory obsolescence based on our judgment of future realization. Inventories were comprised of the following (in thousands):

	April 5, 2009	December 31, 2008
Raw materials	$5,198	$5,024
Work in process	2,708	3,054
Finished goods	3,459	3,488
Spare parts and supplies	827	848
	12,192	12,414
Allowance for obsolete inventory	(653)	(747)
Inventories, net	$11,539	$11,667

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 5, 2009
(Unaudited)

NOTE E - TRADENAMES

Prior to December 31, 2008, we estimated that our tradenames intangible assets had indeterminate lives and, accordingly, were not subject to amortization.  At December 31, 2008, we determined that current facts and circumstances no longer supported an indefinite life for our tradenames intangible asset.  We estimated that the remaining useful life of the recorded amount of our tradenames was 10 years and accordingly, we began to amortize tradenames over 10 years beginning in 2009. Amortization expense was $81,000 in the first quarter of 2009 and is expected to be $324,000 for the year ending December 31, 2009.  Periods prior to this change will not be restated or retrospectively adjusted.

NOTE F – INCOME TAXES

Our effective income tax rate for the first quarter of 2009 and 2008 was approximately 44% and 36%, respectively, which includes federal and state income taxes. Our tax rate in the first quarter of 2009 was significantly higher than our normal rates because of the non-cash write off of deferred income tax assets related to certain restricted shares. Upon vesting of the restricted shares, the tax deduction we receive is determined by the underlying value of the shares at the vesting date. This value was less than the expense we were required to record for financial reporting purposes under Statement of Financial Accounting Standards 123R, “Share-Based Payment” (“SFAS 123R”), requiring us to write off the deferred tax asset associated with them in the first quarter. This income tax expense amount is not related to the amount of pre-tax income and, accordingly, has a significant effect on the tax rate. Under SFAS 123R, differences between deductible temporary differences related to share based payments and the tax deduction that would result based on the current fair value of our shares cannot be considered in measuring the gross deferred tax asset or determining the need for a valuation allowance recognized under SFAS 123R.

NOTE G – SHARE BASED COMPENSATION

During the quarter ended April 5, 2009, we granted 309,000 stock options and 141,000 shares of restricted stock to executive officers. The stock options and restricted stock each vest ratably over four years. The exercise price of the stock options is $0.93 per share, which is equal to the fair value of the underlying common stock on the date of grant. The grant date fair value of the stock options was $0.57 per share and was estimated using the Black-Scholes options-pricing model using the following assumptions:

Expected dividend yield	0.0%

Expected volatility	60.5%

Risk-free interest rate	2.7%

Expected life	7 years

Expected stock price volatility is based on the historical volatility of our stock price over the most recent period commensurate with the expected option life. When determining the expected life of stock options, we classify options into groups for employees where relatively homogeneous exercise behavior is expected. We also consider the vesting period of the options, the length of time similar grants have remained outstanding in the past, and the expected volatility of the stock. These factors may cause the expected volatility and expected life of options granted to differ from period to period.

The weighted average grant date fair value of the restricted shares issued was $0.93 per share, and was based on the fair value of the underlying common stock at the grant date.

Compensation cost for the stock options and restricted stock is being recorded over the requisite service period of the grants. As of April 5, 2009, there was approximately $147,000 and $112,000 of unrecognized compensation cost related to the stock options and restricted stock, respectively, granted in the first quarter of 2009, which is each expected to be recognized over a weighted average period of 2.5 years.

NOTE H - DISTRIBUTION AGREEMENT AND MAJOR CUSTOMERS

Distribution Agreement

Our brachytherapy seed business sells our TheraSeed® device directly to health care providers and to third party distributors. Our primary non-exclusive distribution agreement is with C. R. Bard (“Bard”) (the “Bard Agreement”). The terms of the Bard Agreement provide for automatic one year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current terms expires December 31, 2010, and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2009. The Bard Agreement gives Bard the non-exclusive right to distribute the TheraSeed® device in the U.S., Canada, and other international locations for the treatment of prostate cancer and other solid localized cancerous tumors.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 5, 2009
(Unaudited)

Major Customers

Sales to Bard under the Bard Agreement represented approximately 45% of total brachytherapy seed product revenue and approximately 15% of consolidated revenue for the quarter ended April 5, 2009. For the quarter ended March 30, 2008, sales to Bard under the Bard Agreement represented approximately 52% of brachytherapy seed product revenue and 26% of consolidated revenue.

Accounts receivable from Bard under the Bard Agreement represented approximately 40% of brachytherapy accounts receivable and 17% of consolidated accounts receivable at April 5, 2009. At December 31, 2008, accounts receivable from Bard under the Bard Agreement represented approximately 48% of brachytherapy accounts receivable and 21% of consolidated accounts receivable.

NOTE I – FAIR VALUE

In accordance with the provisions of SFAS No. 157, we measure fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

We had the following assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 (in thousands):

April 5, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Marketable securities	$—	$—	$—	$—
December 31, 2008
Marketable securities	$1,007	$500	$—	$1,507

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 5, 2009
(Unaudited)

Effective January 1, 2009, we adopted SFAS No. 157 for our asset retirement obligations related to future decommissioning costs, in accordance with FSP SFAS No. 157-2. We have no other non-financial assets or liabilities for which FSP SFAS No. 157-2 would be applicable. This adoption did not have a material impact on our financial position or results of operations.

We record an asset retirement obligation related to our future decommissioning costs associated with certain of our equipment and buildings in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires us to estimate the future cost of asset retirement obligations, to discount that cost to its present value, and to record a corresponding asset and liability in our consolidated balance sheet. The values ultimately derived are based on many significant estimates, including future decommissioning costs, inflation, cost of capital, and market risk premiums. The nature of these estimates requires us to make judgments based on historical experience and future expectations. We believe our asset retirement obligation falls within Level 3 of the fair value hierarchy because these estimates are internally developed and involve unobservable inputs.

Below is a reconciliation of the change in our asset retirement obligation during the first quarter of 2009:

Balance at December 31, 2008	$646

Accretion expense included in earnings	13

Balance at April 5, 2009	$659

NOTE J - SEGMENT REPORTING

Segment Reporting

We are a medical device company serving the cancer treatment and surgical markets, operating in two business segments. Our surgical products business consists of wound closure and vascular access products. Wound closure includes sutures, needles and other surgical products with applications in, among other areas, urology, veterinary, cardiology, orthopedics, plastic surgery and dental. Vascular access includes introducers and guidewires used in the interventional radiology, interventional cardiology and vascular surgery markets. In our brachytherapy seed business, we produce, market, and sell TheraSeed®, our premier palladium-103 prostate cancer treatment device, I-Seed, our iodine-125 based prostate cancer treatment device, and related products and services.

In the first quarter of 2009, we changed the manner in which we allocate the cost of corporate activities to our business segments. Operating expenses associated with corporate activities are now allocated based on the relative revenue of each business segment. With the acquisition of NeedleTech in July 2008, the continued integration of acquired companies, the implementation of our R&D program for our surgical products segment, and the program to standardize our information technology systems across all of our businesses, among other things, we believe this method more accurately reflects the utilization of our corporate resources. This is also the method we now utilize internally to review results and allocate resources. Previously, we charged the significant portion of expenses associated with corporate activities to the brachytherapy segment. We have restated our segment results for the 2008 period to reflect this change in the method of allocating corporate expenses. This change had no effect on our consolidated results of operations previously reported for the 2008 period.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 5, 2009
(Unaudited)

The following tables provide certain information for these segments (in thousands):

	Quarter Ended
	April 5, 2009	March 30, 2008
Revenues
Surgical products	$13,149	$7,320
Brachytherapy seed	6,987	7,966
Intersegment eliminations	(59)	(51)
	$20,077	$15,235

Earnings from operations
Surgical products	$79	$575
Brachytherapy seed	1,118	1,663
Intersegment eliminations	7	12
	$1,204	$2,250
Capital expenditures
Surgical products	$291	$80
Brachytherapy seed	255	430
	$546	$510

Depreciation and amortization
Surgical products	$1,206	$638
Brachytherapy seed	511	542
	$1,717	$1,180

We evaluate business segment performance based on segment revenue and segment earnings from operations. Earnings from operations by segment do not include interest expense, interest income, other income and expense, or provisions for income taxes. Intersegment eliminations are primarily for surgical products segment sales transactions.

Supplemental information related to significant assets follows (in thousands):

	April 5, 2009	December 31, 2008
Identifiable assets
Surgical products	$62,092	$62,738
Brachytherapy seed	52,689	51,731
Corporate investment in subsidiaries	111,439	111,439
Intersegment eliminations	(111,499)	(111,489)
	$114,721	$114,419
Customer relationships, net
Surgical products	$12,201	$12,742
Brachytherapy seed	—	—
	$12,201	$12,742
Other intangible assets, net
Surgical products	$5,647	$5,977
Brachytherapy seed	1	1
	$5,648	$5,978

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 5, 2009
(Unaudited)

Information regarding revenue by geographic regions follows (in thousands):

	Quarter Ended
	April 5, 2009	March 30, 2008
Product sales
United States	$17,828	$13,788
Europe	1,764	1,014
Other foreign countries	252	158
	19,844	14,960
License and fee income
United States	$103	$—
Canada	130	275
	233	275

	$20,077	$15,235

Foreign sales are attributed to countries based on the location of the customer. The license fees attributed to Canada are with Nordion, a Canadian based company, for the license of our TheraSphere® product. All other foreign sales are related to the surgical products segment. All of our long-lived assets are located within the United States.

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

	Quarter ended
	April 5, 2009	March 30, 2008

Net earnings	$607	$1,636

Weighted average common shares outstanding	33,104	33,162

Incremental common shares issuable under stock options and awards	29	124

Weighted average common shares outstanding assuming dilution	33,133	33,286

Earnings per share

Basic	$0.02	$0.05

Diluted	$0.02	$0.05

For the quarters ended April 5, 2009 and March 30, 2008, potential common stock from 1,640,617 and 1,619,000 stock options, respectively, were not included in the diluted earnings per share calculation because their effect is antidilutive.

NOTE L - COMMITMENTS

We have approximately $250,000 of contractual purchase commitments related to capital equipment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Theragenics Corporation is a medical device company serving the surgical products and cancer treatment markets, operating in two business segments. The terms “Company”, “we”, “us”, or “our” mean Theragenics Corporation and all entities included in our consolidated financial statements.

Our surgical products business consists of wound closure, vascular access, and specialty needle products. Wound closure includes sutures, needles and other surgical products. Vascular access includes introducers, guidewires, and related products. Specialty needles include coaxial, biopsy, spinal and disposable veress needles, access trocars, and other needle based products. This segment serves a number of markets and applications, including among other areas, interventional cardiology, interventional radiology, vascular surgery, orthopedics, plastic surgery, dental surgery, urology, veterinary medicine, pain management, endoscopy, and spinal surgery. Our surgical products business sells our devices and components primarily to original equipment manufacturers (“OEMs”) and to a network of distributors.

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

We have substantially diversified our operations and revenues in recent years. Prior to 2005, we operated one business segment, our brachytherapy seed business. Through 2002, our sole product was the palladium-103 TheraSeed® prostate cancer treatment device. In 2003, we began to market an iodine-125 based I-Seed prostate cancer treatment product. In May 2005, we expanded into the surgical products business with the acquisition of CP Medical Corporation (“CP Medical”). In August 2005, we restructured our brachytherapy seed business to sharpen our focus on our two business segments and provide a more focused platform for continued diversification. In August 2006, we acquired Galt Medical Corp. (“Galt”); and in July 2008, we acquired NeedleTech Products, Inc. (“NeedleTech”). CP Medical, Galt, and NeedleTech comprise our surgical products business, which accounted for 65% of consolidated revenue for the three months ended April 5, 2009. Prior to May 2005, the brachytherapy seed business constituted 100% of our revenue.

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

Results of Operations

Change in segment reporting

In the first quarter of 2009, we changed the manner in which we allocate the cost of corporate activities to our business segments. Operating expenses associated with corporate activities are now allocated based on the relative revenue of each business segment. With the acquisition of NeedleTech in July 2008, the continued integration of acquired companies, the implementation of our R&D program for our surgical products segment, and our program to standardize our information technology systems across all of our businesses, among other things, we believe this method more accurately reflects the utilization of corporate resources. This is also the method we now utilize internally to review results and allocate resources. Previously, we charged the significant portion of expenses associated with corporate activities to the brachytherapy segment. We have restated our segment results for the 2008 period to reflect this change in the method of allocating corporate expenses. This change did not affect the reported amounts of segment revenue. This change also had no effect on our consolidated results of operations previously reported for the 2008 period.

Revenue

Following is a summary of revenue by segment (in thousands):

	Quarter Ended		Increase (decrease)
	April 5, 2009	March 30, 2008	$	%

Revenues:

Surgical products and fees	$13,149	$7,320	$5,829	79.6%

Brachytherapy seed	6,987	7,966	(979)	(12.3)%

Intersegment eliminations	(59)	(51)	(8)	15.7%

Consolidated	$20,077	$15,235	$4,842	31.8%

Revenue in our surgical products business increased 80% over 2008 as a result of our NeedleTech acquisition, organic growth, and expanded programs for existing customers. On a pro forma basis, as if the NeedleTech acquisition had occurred on January 1, 2008, revenue in our surgical products segment would have increased 12% over the first quarter of 2008. All major product lines in our surgical products segment realized organic growth. A significant portion of the products in our surgical business is sold to OEMs and a network of distributors. Ordering patterns of these customers vary and are difficult to predict. Accordingly, surgical products revenue is subject to fluctuation, especially on a quarter-to-quarter basis. In addition, the volatility and disruptions in the U.S. and global economies and credit markets, and other uncertainties due to the economic slowdown have had an effect on our surgical product revenue. As general economic conditions worsened in the fourth quarter of 2008, scheduled shipping dates for our open orders during the fourth quarter were farther out than we historically experienced. We believe the lengthening lead times were, at least in part, reflect our customers’ response to efforts by hospitals to reduce inventories and conserve cash. Our shipments and revenue in the first quarter of 2009 benefited, at least in part, from those open orders being filled. We did not experience a similar delay in requested shipping dates during the first quarter of 2009. We do not know whether this indicates a return to our historical lead times. Looking forward, we expect that the difficult economic climate and macroeconomic uncertainties generally will continue to affect our surgical products business at least through 2009 and into 2010, and perhaps make the fluctuations in our results even more volatile from period to period.

Brachytherapy product sales decreased 12% compared to 2008. We believe that the industry wide decline in prostate brachytherapy procedure volume experienced in 2008 continued in 2009. Some newer forms of treatment have increased their market share, especially those with Medicare reimbursement levels that are higher than reimbursement levels for brachytherapy. These newer forms of alternative treatments include Intensity Modulated Radiation Therapy (“IMRT”) and robotic surgery. Our revenues also continue to be affected by the performance of our main distributor. Sales to this distributor declined 25% in the first quarter of 2009 compared with 2008. We also maintain our own internal brachytherapy sales force that sells TheraSeed® and I-Seed directly to hospitals and physicians. Our direct sales declined only 5% in 2009. Revenue from direct sales was 50% of total brachytherapy segment revenue in the first quarter of 2009 and 47% in 2008. In addition to treatment options that enjoy favorable reimbursement rates, we believe brachytherapy seed revenue is also affected by disruptive pricing from other brachytherapy providers and uncertainties surrounding reimbursement. The average selling price of the TheraSeed® device sold directly to hospitals and physicians during the first quarter of 2009 was comparable to the 2008 period.

We have two non-exclusive distribution agreements in place for the distribution of the TheraSeed® device. The primary distribution agreement is with C. R. Bard (“Bard”), which is effective through December 31, 2010 (the “Bard Agreement”). Sales to Bard under the Bard Agreement represented approximately 45% and 52% of brachytherapy product revenue in the first quarter of 2009 and 2008, respectively, and 15% and 26% of consolidated revenue in the first quarter of 2009 and 2008, respectively. The terms of the Bard Agreement provide for automatic one-year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires on December 31, 2010 and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2009. We also have a non-exclusive distribution agreement in place with a second distributor, though revenue generated from the second distributor was not material.

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

Operating income and costs and expenses

Following is a summary of operating income by segment (in thousands):

	Quarter Ended		Decrease
	April 5, 2009	March 30, 2008	$	%

Operating income

Surgical products	$79	$575	$(496)	(86.3%)

Brachytherapy seed	1,118	1,663	(545)	(32.82%)

Intersegment eliminations	7	12	(5)	(41.7%)

Consolidated	$1,204	$2,250	$(1,046)	(46.5%)

Operating income in our surgical products segment included the results of NeedleTech subsequent to our acquisition on July 28, 2008. Accordingly, NeedleTech was included in our first quarter of 2009 results but not in the first quarter of 2008. Gross margins in our surgical products segment were 39% in 2009 compared to 47% in 2008. In the first quarter of 2009 gross margins were affected by higher than normal rework and scrap rates and by sales channel and product mix. Selling, general, and administrative (“SG&A”) expenses in our surgical products segment was 27% of revenue in 2009 compared to 31% in 2008. We gained efficiencies from the larger scale of the surgical business. This was partially offset by higher professional fees in the 2009 period mainly related to the goodwill impairment issues that were addressed early in 2009. We also incurred expenses in 2009 related to our program to standardize the information technology (“IT”) systems across all of our businesses and locations. Research and development (“R&D”) expenses increased $483,000 over 2008. We implemented a new R&D program in our surgical products business in the second half of 2008. This R&D program is intended to focus on product extensions, next generation products, and new products that are complementary to our current product lines. We expect to continue to invest in infrastructure and R&D during 2009, as investments are made to support anticipated future growth and to develop products to address growth opportunities in our surgical products business. Looking forward, our quarterly results are expected to be affected by the timing of these investments. In addition, prior to December 31, 2008, we estimated that our tradenames intangible assets had indeterminate lives and, accordingly, were not subject to amortization.  At December 31, 2008, we determined that current facts and circumstances no longer supported an indefinite life for our tradenames intangible asset.  We estimated that the remaining useful life of the recorded amount of our tradenames was 10 years and accordingly, we began to amortize tradenames over 10 years beginning in 2009. Amortization expense was $81,000 in the first quarter of 2009 and is expected to be $324,000 for the year ending December 31, 2009.  Periods prior to this change will not be restated or retrospectively adjusted.

Operating income in our brachytherapy business decreased $545,000 from the first quarter of 2008. The decline in operating income is primarily a result of lower revenues. Manufacturing related expenses in our brachytherapy business tend to be fixed in nature. Accordingly, even modest declines in revenue have a negative impact on operating income. Gross margins and operating income in our brachytherapy seed business are expected to continue to be highly dependent on sales levels due to this high fixed cost component. Professional fees and IT related expenses increased during 2009, similar to our surgical products segment. Partially offsetting the lower revenue and these increased operating expenses was a decrease in SG&A expenses from the elimination of maintenance and carrying costs related to our Oak Ridge facility, which we sold in July 2008.

Other income/expense

Interest income decreased to $11,000 in the first quarter of 2009 from $459,000 in 2008 due to significantly lower yields on our investment portfolio. Due to the uncertainties and risks inherent in the current investment and credit markets, our investment portfolio in 2009 is much more conservatively invested than it was last year. All of our investments are currently held in banks, U.S. Treasury Bills or highly rated money market accounts. Looking forward, we may invest our funds in higher yielding investments if those investments meet the conservative criteria established by our investment policies and the macroeconomic outlook becomes clearer. In addition, we had fewer funds invested in 2009. A portion of our available funds in the first quarter of 2008 were utilized in our NeedleTech acquisition in July 2008. Finally, funds available for investment have and will continue to be utilized for our current and future expansion programs and strategic opportunities for growth and diversification. As funds continue to be used for these programs and activities, and as interest rates continue to change, we expect interest income to fluctuate accordingly.

Interest expense decreased to $129,000 in the first quarter of 2009 from $146,000 in 2008. This decline was a result of lower interest rates on the outstanding borrowings under our credit facility. The 2008 period also included interest accretion from the contract termination liability associated with our Oak Ridge building. That building was sold in July 2008 and the related contract termination liability was eliminated. Interest on outstanding borrowings under our credit agreement is payable at LIBOR plus 1%, which had an effective rate of 1.5% at April 5, 2009. The effective rate at the end of the first quarter in 2008 was 4.1%. If interest rates had not declined, our interest expense would have been significantly higher in 2009 due to an additional $24.5 million of borrowings under our credit facility for the NeedleTech acquisition. Future levels of interest expense will be dependent on the level of outstanding borrowings and on changes in the underlying LIBOR rate. Such changes are impossible for us to predict, especially in the current economic environment. To date we have not hedged the interest costs related to our credit facility. We may hedge our interest rate risk in the future, depending on, among other things, the intermediate and long-term outlook for interest rates and the risks and costs associated with hedging such items.

Our current credit facility expires in October 2009. We are actively pursuing a replacement or renewal credit facility. Should we be successful in renewing or replacing our current credit facility, future interest expense will also be impacted by any new terms, increases or decreases in the effective interest rate on borrowings, and any future borrowings to support expansion programs and strategic opportunities for growth and diversification. Due to the current economic environment and severe difficulties in the credit markets, any new or replacement credit facility is likely to be on less favorable terms than our current credit facility.

Income tax expense

Our effective income tax rate for the first quarter of 2009 and 2008 was approximately 44% and 36%, respectively, which includes federal and state income taxes. Our tax rate in the first quarter of 2009 was significantly higher than our normal rates because of the non-cash write off of deferred income tax assets related to certain share based compensation. Upon vesting of restricted shares, the tax deduction we receive is determined by the underlying value of the shares at the vesting date. In the first quarter of 2009, this value was less than the expense we were required to record for financial reporting purposes under Statement of Financial Accounting Standards 123R, “Share-Based Payment” (“SFAS 123R”), requiring us to write off the deferred tax asset associated with them. This income tax expense amount is not related to the amount of pre-tax income and, accordingly, has a significant effect on the tax rate. Under SFAS 123R, differences between deductible temporary differences related to share based payments and the tax deduction that would result based on the current fair value of our shares cannot be considered in measuring the gross deferred tax asset or determining the need for a valuation allowance recognized under SFAS 123R. In other words, prior to the vesting of these restricted shares, we cannot provide a valuation allowance for this deferred tax asset or otherwise write this asset off, even though we believe that all or a portion of the asset will not ultimately be realized. This circumstance may continue to cause fluctuations in our effective income tax rate for financial reporting purposes.

Critical Accounting Policies and Estimates

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The SEC defines “critical accounting policies” as those that require application of our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are more fully described in the notes to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2008. Certain accounting policies, as more fully described under “Critical Accounting Policies and Estimates” included in the Management’s Discussion and Analysis of our 2008 Form 10-K, are those which we believe are most critical in fully understanding and evaluating our reported financial results, and are areas in which our judgment in selecting an available alternative might produce a materially different result. There have been no significant changes to our critical accounting policies since December 31, 2008.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 was effective for us on January 1, 2008. However, in February 2008 the FASB released FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. This deferral of SFAS No. 157 primarily applied to our retirement obligation related to future decommissioning costs, which uses fair value measures to determine our liability. We adopted FSP SFAS No. 157-2 effective January 1, 2009. The adoption did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3 (“FSP FAS 142-3”), Determination of the Useful Life of Intangible Assets. The intent of the FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other GAAP. We adopted FSP FAS 142-3 effective January 1, 2009. The adoption did not have a material impact on our consolidated financial statements. In connection with our year-end review of tradename impairment though, we determined that current facts and circumstances no longer supported an indefinite life. We estimated that the remaining useful life of the tradenames was ten years and accordingly, we started amortizing our tradenames over ten years in 2009. Amortization expense was $81,000 higher in the first quarter of 2009 and is expected to be $324,000 higher for the entire year of 2009 than it would have been if tradenames were not subject to amortization.

Liquidity and Capital Resources

We had cash and cash equivalents of $41.3 million at April 5, 2009, compared to $39.1 million at December 31, 2008. The aggregate increase in cash and cash equivalents was primarily the result of cash generated from operations, partially offset by capital expenditures.

We have a Credit Agreement with a financial institution that provides for revolving borrowings of up to $40.0 million, including a $5.0 million sub-limit for letters of credit. $32.0 million of borrowings was outstanding under the Credit Agreement as of April 5, 2009. Interest is payable quarterly at LIBOR plus 1% (effective rate of 1.5% at April 5, 2009). Letters of credit totaling $876,000, representing decommission funding required by the Georgia Department of Natural Resources, were outstanding under the Credit Agreement as of April 5, 2009. The Credit Agreement is unsecured, but provides for a lien to be established on substantially all of our assets (subject to certain exceptions) in the event certain events of default occur under the Credit Agreement. The Credit Agreement, as amended, contains representations and warranties, as well as affirmative, reporting and negative covenants, customary for financings of this type. Among other things, certain provisions of the Credit Agreement limit the incurrence of additional debt and require the maintenance of certain financial ratios. In addition, the Credit Agreement requires us to maintain $20 million of liquid assets, as defined in the credit facility. We were in compliance with these covenants as of April 5, 2009. Our Credit Agreement expires on October 31, 2009. See Credit Agreement below for more information.

Cash provided by operations was $1.3 million and $2.1 million during the first quarter of 2009 and 2008, respectively. Cash provided by operations consists of net earnings plus non-cash expenses such as depreciation, amortization, deferred income taxes and changes in balance sheet items such as accounts receivable, inventories, prepaid expenses and payables. The reduction in cash provided from operations in 2009 as compared to 2008 is primarily due to lower net earnings.

During 2008 we sold our Oak Ridge facility and generated an income tax loss. In the second quarter of 2009, the use of this income tax loss allowed us to recover $1.5 million of income taxes previously paid during 2008. The use of this loss also allowed us to reduce income taxes payable in the first quarter of 2009 by $515,000. At the end of the first quarter of 2009, remaining tax losses from the sale of our Oak Ridge facility are not material.

Capital expenditures totaled $546,000 and $510,000 during the first quarter of 2009 and 2008, respectively. The expenditures were primarily to support continued growth and capacity in the surgical products business. We expect our capital expenditures to increase in 2009 as we continue our investments to support growth in the surgical products segment and maintain the brachytherapy segment. Capital expenditures are also expected to increase during 2009 as a result of our strategic initiative to standardize the information technology systems across all of our businesses and locations. In our surgical products business we expect to move one of our manufacturing operations to a larger leased facility during 2009. These programs, along with our capital expenditures in the normal course, could increase our capital expenditure level to as much as $5.0 million in 2009.

Cash provided/used by financing activities was not material in the first quarter of 2009 or 2008.

Research and development (R&D) expenses were $603,000 in the first quarter of 2009, compared to $133,000 in 2008. This increase is a result of the R&D program we initiated in our surgical products segment in the second half of 2008. This R&D program is intended to focus on product extensions, next generation products, and new products that are complementary to our current product lines. We expect to continue to use cash in 2009 to support growth in the surgical products segment, especially for this R&D program. This new R&D effort may increase our R&D expenses to as much as $3.5 million in 2009, depending on the opportunities. We may also continue to use cash for increased marketing and TheraSeed® support activities, and in the pursuit of additional diversification efforts such as product development and the purchase of technologies, products or companies. We believe that current cash and investment balances combined with cash from future operations will be sufficient to meet our current short-term anticipated working capital and capital expenditure requirements. However, continued disruption and instability in the U.S. and global financial markets and worldwide economies may hinder our ability to take advantage of opportunities for long-term growth in our businesses. In the event additional financing becomes necessary, we may choose to raise those funds through other means of financing as appropriate.

Credit Agreement

Our $40 million Credit Agreement expires on October 31, 2009. We are actively seeking to replace or renew this Credit Agreement. However, U.S. and global market and economic conditions continue to be disruptive and volatile. The disruption has been particularly acute in the financial sector and conditions have continued to deteriorate in 2009. Financial institutions in particular have encountered severe difficulties, political influences and other pressures in the current economic environment. Although we believe these recent events have not materially affected our liquidity, the cost and availability of funds has been adversely affected by, among other things, general economic conditions, illiquid credit markets, and conditions in the banking industry. Continued disruption in the capital markets could adversely affect our ability to renew or replace this Credit Agreement. Any new or replacement facility will likely be under terms that are not as favorable as the current Credit Agreement. The negative impact of recent and continuing adverse changes in the economy and credit markets generally or our inability to obtain financing on favorable terms, if at all, may have a material adverse effect on our results of operations and business.

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

Forward Looking and Cautionary Statements

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, the accuracy of which is necessarily subject to risks and uncertainties, including, without limitation, statements regarding sales, marketing and distribution efforts, ordering patterns of customers, our direct sales organization and its growth and effectiveness, third-party reimbursement, CMS policy, sales mix, effectiveness and continuation of non-exclusive distribution agreements, pricing for the TheraSeed® and I-Seed devices, anticipated growth in the surgical products business segment, future cost of sales and gross margins, R&D efforts and expenses (including our centralized, corporate-wide R&D initiative), investment in additional personnel, infrastructure and capital assets, implementation of information technology systems, SG&A expenses, other income, potential new products and opportunities, the potential effect of the NeedleTech acquisition on our surgical products business and on our consolidated results generally, expected changes in interest income and interest expenses, the effect on our results and cash flows from accounting for the income tax effect of the sale of our Oak Ridge facility, results in general, plans and strategies for continuing diversification, valuation of cash equivalents and marketable securities, and the sufficiency of our liquidity and capital resources. From time to time, we may also make other forward-looking statements relating to such matters as well as statements relating to anticipated financial performance, business prospects, technological developments and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with new product development cycles, effectiveness and execution of marketing and sales programs of our business segments and their distributors, competitive conditions and selling tactics of our competitors, potential changes in third-party reimbursement (including CMS), changes in product pricing by our brachytherapy business segment, changes in cost of materials used in production processes, continued acceptance of our products by the market, potential changes in demand for the products manufactured and sold by our brachytherapy and surgical products segments, integration of acquired companies into the Theragenics organization, ability and resources to implement an information technology system, capitalization on opportunities for growth within our surgical products business segment, competition within the medical device industry, development and growth of new applications within our markets, competition from other methods of treatment, ability to execute on acquisition opportunities on favorable terms and successfully integrate any acquisition, the ability to realize our estimate of fair value upon sale or other liquidation of marketable securities and cash equivalents that we may hold, volatility in U.S. and global stock markets, economic conditions generally, potential changes in tax rates and market interest rates, the effect of current difficulties in the credit markets on our business, our ability to renew or replace our current credit facility and the current expectation that a renewed or replacement credit facility would be on less favorable terms than the current facility in view of current market conditions, our ability to maintain our listing on the NYSE and comply with the applicable continued listing standards, and the risks identified elsewhere in this report. All forward looking statements and cautionary statements included in this document are made as of the date hereof based on information available to us, and we assume no obligation to update any forward looking statement or cautionary statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have borrowings of $32.0 million and letters of credit totaling approximately $876,000 outstanding under our $40.0 million credit facility as of April 5, 2009. Interest on outstanding borrowings is payable monthly at LIBOR plus 1% (effective rate of 1.5% as of April 5, 2009). Accordingly, we are exposed to changes in interest rates on these borrowings. A hypothetical 1% change in the interest rate applicable to our credit facility would result in an increase or decrease in interest expense of $320,000 per year before income taxes, assuming the same level of borrowings under the facility.

U.S. and global market and economic conditions continue to be disruptive and volatile, and the disruption has been particularly acute in the financial sector. General economic and credit conditions have continued to deteriorate in early 2009. Although we believe these recent events have not materially affected our liquidity, the cost and availability of funds may be adversely affected by, among other things, illiquid credit markets. Our $40.0 million Credit Agreement expires on October 31, 2009. Continued disruption in U.S. and global markets could adversely affect our ability to renew or replace this credit facility and any new or replacement facility will likely be under terms that are not as favorable as our current Credit Agreement. The negative impact of recent and continuing adverse changes in the economy and credit markets generally or our inability to obtain financing on favorable terms, if at all, may have a material adverse effect on our results of operations and business.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 5, 2009, the end of the period covered by this report. We acquired NeedleTech Products, Inc. (“NeedleTech”) on July 28, 2008. Since the date of acquisition, we have been focusing on analyzing, evaluating, and implementing changes in NeedleTech’s procedures and controls to determine their effectiveness and to make them consistent with our disclosure controls and procedures. Prior to our acquisition of NeedleTech, they were not required to maintain disclosure controls and procedures or maintain, document and assess internal control over financial reporting, in each case as required under the rules and regulation of the U.S. Securities and Exchange Commission. Accordingly, we expect that it will take several months to continue to analyze NeedleTech’s procedures and controls and expect to make additional changes to those controls in the future. As permitted by guidance issued by the staff of the U.S. Securities and Exchange Commission, NeedleTech has been excluded from the scope of our quarterly discussion of material changes in internal control over financial reporting below. We have performed additional procedures to review accounting records and substantiate the financial information of NeedleTech included in this report. NeedleTech was included in our results of operations subsequent to our acquisition on July 28, 2008 and constituted 22.9% of our consolidated revenues for the three months ended April 5, 2009.

No changes in our internal control over financial reporting were identified as having occurred during the quarter ended April 5, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described above with respect to NeedleTech. Changes to processes, information technology systems, and other components of internal control over financial reporting resulting from the acquisition of NeedleTech are expected as the integration proceeds.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to certain legal proceedings and claims in the ordinary course of business. We currently are not aware of any such legal proceedings or claims that we believe will have, individually or in aggregate, a material adverse effect on our business, financial condition, or operating results.

Item 1A. Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results, should be carefully considered. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits

Exhibit No.	Title

10.1	2009 Long-Term Cash Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated March 4, 2009).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT:

THERAGENICS CORPORATION

Date: May 12, 2009	By:	/s/ M. Christine Jacobs
M. Christine Jacobs
Chief Executive Officer

Date: May 12, 2009	By:	/s/ Francis J. Tarallo
Francis J. Tarallo
Chief Financial Officer