Form 10-Q
period 2009-06-30
THERAGENICS CORP
filed 2009-08-13
CIK 795551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 5, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 001-14339

THERAGENICS CORPORATION®
(Exact name of registrant as specified in its charter)

Delaware	58-1528626
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5203 Bristol Industrial Way Buford, Georgia	30518
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (770) 271-0233

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES          NO ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer  ☐ Accelerated Filer  ☒ Non Accelerated Filer  ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

As of August 1, 2009 the number of shares of $0.01 par value common stock outstanding was 33,487,175.

THERAGENICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

ASSETS
	July 5, 2009 (Unaudited)	December 31, 2008
CURRENT ASSETS
Cash and cash equivalents	$46,697	$39,088
Marketable securities	-	1,507
Trade accounts receivable, less allowance of $434 in 2009 and $481 in 2008	9,293	8,532
Inventories	11,404	11,667
Deferred income tax asset	1,125	2,158
Refundable income taxes	208	1,504
Prepaid expenses and other current assets	879	1,129
TOTAL CURRENT ASSETS	69,606	65,585

Property and equipment, net	29,507	30,035

Customer relationships, net	11,660	12,742
Other intangible assets, net	5,546	5,978
Other assets	139	79
	17,345	18,799

TOTAL ASSETS	$116,458	$114,419

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
(Amounts in thousands, except per share data)

LIABILITIES & SHAREHOLDERS’ EQUITY
	July 5, 2009 (Unaudited)	December 31, 2008
CURRENT LIABILITIES
Trade accounts payable	$1,623	$1,437
Accrued salaries, wages and payroll taxes	2,072	1,968
Short-term borrowings	3,333	32,000
Income taxes payable	431	209
Other current liabilities	1,465	1,896
TOTAL CURRENT LIABILITIES	8,924	37,510

LONG-TERM LIABILITIES
Long-term borrowings	28,389	-
Deferred income taxes	1,805	2,006
Decommissioning retirement liability	671	646
Other long-term liabilities	378	147
TOTAL LONG-TERM LIABILITIES	31,243	2,799

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, authorized 100,000 shares of $0.01 par value, issued and outstanding, 33,479 in 2009 and 33,243 in 2008	335	332
Additional paid-in capital	73,194	72,894
Retained earnings	2,762	884
TOTAL SHAREHOLDERS’ EQUITY	76,291	74,110

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$116,458	$114,419

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
REVENUE
Product sales	$19,892	$15,671	$39,736	$30,631
License and fee income	327	243	560	518
	20,219	15,914	40,296	31,149
COST OF SALES	11,082	7,664	22,452	15,242
GROSS PROFIT	9,137	8,250	17,844	15,907

OPERATING EXPENSES
Selling, general & administrative	5,509	5,167	11,538	9,970
Amortization of purchased intangibles	871	468	1,742	937
Research & development	588	161	1,191	294
Change in estimated value of asset held for sale	-	(142)	-	(142)
Loss on sale of equipment	2	1	2	3
	6,970	5,655	14,473	11,062
EARNINGS FROM OPERATIONS	2,167	2,595	3,371	4,845

NON-OPERATING INCOME/(EXPENSE)
Interest income	6	297	17	756
Interest expense	(156)	(131)	(285)	(277)
Other	1	(68)	(1)	(64)
	(149)	98	(269)	415
EARNINGS BEFORE INCOME TAX	2,018	2,693	3,102	5,260
Income tax expense	747	1,055	1,224	1,986

NET EARNINGS	$1,271	$1,638	$1,878	$3,274

NET EARNINGS PER COMMON SHARE:
Basic	$0.04	$0.05	$0.06	$0.10
Diluted	$0.04	$0.05	$0.06	$0.10
WEIGHTED AVERAGE SHARES
Basic	33,145	33,106	33,124	33,134
Diluted	33,198	33,246	33,184	33,291

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Six Months Ended
	July 5, 2009	June 29, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$1,878	$3,274
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,444	2,367
Deferred income taxes	832	48
Provision for allowances	(134)	(44)
Share based compensation	297	412
Change in estimated value of asset held for sale	-	(142)
Other non-cash items	19	46
Changes in assets and liabilities:
Accounts receivable	(796)	(600)
Inventories	432	(716)
Prepaid expenses and other current assets	250	253
Other assets	(50)	(408)
Trade accounts payable	186	(123)
Accrued salaries, wages and payroll taxes	104	(102)
Income taxes payable	1,518	129
Other current liabilities	(621)	763
Other liabilities	231	57
Net cash provided by operating activities	7,590	5,214

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of property and equipment	(1,056)	(881)
Proceeds from sale of equipment	-	1
Purchases of marketable securities	-	(8,000)
Maturities of marketable securities	500	3,603
Proceeds from sales of marketable securities	1,005	12,415
Net cash provided by investing activities	449	7,138

The accompanying footnotes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)
(Amounts in thousands)

	Six Months Ended
	July 5, 2009	June 29, 2008
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from employee stock purchase plan	13	15
Retirement of common stock	(7)	(651)
Loan fees paid on long-term debt	(158)	-
Repayment of borrowings	(278)	-
Net cash used in financing activities	(430)	(636)

NET INCREASE IN CASH AND CASH EQUIVALENTS	$7,609	$11,716

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39,088	28,666

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$46,697	$40,382

Supplementary cash flow disclosure:
Interest paid	$372	$273
Taxes paid (received), net	$(1,125)	$1,810

The accompanying footnotes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JULY 5, 2009
(UNAUDITED)
(Amounts in thousands)

	Common Stock
	Number of	Par Value	Additional Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

BALANCE, December 31, 2008	33,243	$332	$72,894	$884	$74,110

Employee stock purchase plan	13	-	13	-	13

Issuance of restricted shares	166	2	(2)	-	-

Issuance of common stock upon vesting of restricted units	64	1	(1)	-	-

Retirement of common stock surrendered	(7)	-	(7)	-	(7)

Share based compensation	-	-	297	-	297

Net earnings for the period	-	-	-	1,878	1,878

BALANCE, July 5, 2009	33,479	$335	$73,194	$2,762	$76,291

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 5, 2009
(Unaudited)

NOTE A - BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The unaudited interim condensed consolidated financial statements included herein reflect the consolidated operations of Theragenics Corporation and its wholly-owned subsidiaries.  The terms "Company", "we", "us", or "our" mean Theragenics Corporation and all entities included in our consolidated financial statements. All material intercompany accounts and transactions have been eliminated in consolidation. These statements reflect all adjustments that are, in our opinion, necessary to present fairly the consolidated financial position, consolidated results of operations, consolidated cash flows and consolidated changes in shareholders’ equity for the periods presented. All such adjustments are of a normal recurring nature. Pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2008, included in the Form 10-K Annual Report filed by us. The December 31, 2008 condensed consolidated balance sheet included herein has been derived from the December 31, 2008 audited consolidated balance sheet included in the aforementioned Form 10-K.  The consolidated results of operations for the periods ended July 5, 2009 are not necessarily indicative of the results to be expected for a full year.

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

NOTE B – RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”).  The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other  Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, Business Combinations, and other U.S. generally accepted accounting principles.  We adopted FSP 142-3 effective January 1, 2009.  The adoption did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133.  SFAS No. 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding a company’s hedging strategies, the impact on financial position, financial performance, and cash flows.  SFAS No. 161 was effective on January 1, 2009 and applicable to us in May 2009 when we entered into two interest rate swap agreements.  As SFAS No. 161 only required enhanced disclosures, the adoption did not have a material impact on our consolidated financial statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 5, 2009
(Unaudited)

In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosure about Fair Value of Financial Instruments (“FSP 107-1”).  FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods and annual financial statements. FSP 107-1 also amended APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  We adopted FSP No. 107-1 effective for the three months ending July 5, 2009.  As FSP 107-1 only required enhanced disclosures, the adoption did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to the issuance of the financial statements.  The statement requires disclosure of the date through which subsequent events were evaluated and the basis for that date.  We adopted SFAS No. 165 effective for the three months ending July 5, 2009.  We reviewed events for inclusion in the financial statements through August 13, 2009, the date that the accompanying financial statements were issued.  As SFAS No. 165 only required enhanced disclosures, the  adoption did not have a material impact on our consolidated financial statements.

NOTE C – ACQUISITION OF NEEDLETECH PRODUCTS, INC.

We acquired all of the outstanding common stock of NeedleTech on July 28, 2008.  The total purchase price, including transaction costs, was approximately $44.1 million (net of cash, cash equivalents, and marketable securities acquired with an estimated fair value of approximately $5.8 million).  We paid the purchase price in cash, including $24.5 million from borrowings under our credit facility.  NeedleTech is a manufacturer of specialty needles and related medical devices.  NeedleTech’s current products include coaxial needles, biopsy needles, access trocars, brachytherapy needles, guidewire introducer needles, spinal needles, disposable veress needles, and other needle-based products.  End markets served include cardiology, orthopedics, pain management, endoscopy, spinal surgery, urology, and veterinary medicine.  This transaction further diversifies our surgical products business and leverages our existing strengths within these markets. The acquisition of NeedleTech is designed to forward our stated strategy of becoming a diversified medical device manufacturer, increase our breadth of offerings to existing customers, and expand our customer base of large leading-edge original equipment manufacturers.

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

Pro Forma Information

The following unaudited pro forma summary combines our results with those of NeedleTech as if the acquisition had occurred January 1, 2008.  This unaudited pro forma information is not intended to represent or be indicative of our consolidated results of operations that would have been reported for the period presented had the acquisition been completed January 1, 2008, and should not be taken as indicative of our future consolidated results of operations or financial condition (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 29, 2008	June 29, 2008
Revenue	$20,318	$40,005
Net earnings	$1,771	$3,025
Earnings per share
Basic	$0.05	$0.09
Diluted	$0.05	$0.09

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 5, 2009
(Unaudited)

Certain pro forma adjustments have been made to reflect the impact of the purchase transaction, primarily consisting of amortization of intangible assets with determinate lives, reductions in interest income as a result of cash used in the acquisition, increases in interest expense resulting from borrowings under our credit facility and income taxes to reflect our effective tax rate for the period.  Pro forma net earnings for the six months ended June 30, 2008 includes non-recurring pre-tax charges of $885,000 for amortization of the fair market value adjustments for inventory and backlog.

NOTE D - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) or weighted average cost method, which approximates FIFO. Market is replacement cost or net realizable value. We estimate reserves for inventory obsolescence based on our judgment of future realization. Inventories were comprised of the following (in thousands):

	July 5, 2009	December 31, 2008
Raw materials	$4,896	$5,024
Work in process	3,204	3,054
Finished goods	2,985	3,488
Spare parts and supplies	897	848
	11,982	12,414
Allowance for obsolete inventory	(578)	(747)
Inventories, net	$11,404	$11,667

NOTE E - TRADENAMES

At December 31, 2008, we determined that current facts and circumstances no longer supported an indefinite life for our tradenames intangible asset.  In considering all of the facts and circumstances at that time, including the increased risk associated with our businesses as perceived by investors, the distressed general equity and credit markets, especially as these factors relate to smaller companies such as ours, and the significant economic uncertainties caused by the worsening overall economic conditions, we concluded that an indefinite life for our tradenames intangible assets was no longer supportable.  We also considered changes to our terminal value assumptions in our estimate of fair value for each reporting unit, which affected assumptions beyond year 10 in our cash flow forecasts.  Accordingly, we estimated that the remaining useful life of the recorded amount of our tradenames was 10 years, and we began to amortize tradenames over 10 years beginning in 2009. Prior to December 31, 2008, we estimated that our tradenames intangible assets had indeterminate lives and, accordingly, were not subject to amortization. Amortization expense related to our tradenames was $81,000 in the second quarter of 2009 and $162,000 for the first half of 2009 and is expected to be $324,000 for the year ending December 31, 2009.  Periods prior to this change will not be restated or retrospectively adjusted.

NOTE F – CREDIT AGREEMENT

In May 2009, we executed an Amended and Restated Credit Agreement (the “Credit Agreement”) with a financial institution.  The Credit Agreement provides for up to $30 million of borrowings under a revolving credit facility (the “Revolver”) and a $10 million term loan (the “Term Loan”).  The Revolver matures on October 31, 2012 with interest payable at the London Interbank Offered Rate (“LIBOR”) plus 2.25%.  Maximum borrowings under the Revolver can be increased to $40 million with the prior approval of the financial institution under an accordion feature.  The Revolver also provides for a $5 million sub-limit for trade and stand-by letters of credit.  Letters of credit totaling $876,000, representing decommission funding required by the Georgia Department of Natural Resources, were outstanding under the Credit Agreement as of July 5, 2009. The Term Loan is payable in thirty-six equal monthly installments of principal plus interest at LIBOR plus 1.75%, commencing July 1, 2009.  The Credit Agreement is unsecured, but provides for a lien to be established on substantially all of our assets upon certain events of default.  The Credit Agreement contains representations and warranties, as well as affirmative, reporting and negative covenants customary for financings of this type.  Among other things, the Credit Agreement restricts the incurrence of certain additional debt and certain capital expenditures, and requires the maintenance of certain financial ratios, including a minimum fixed charge coverage ratio, a maximum liabilities to tangible net worth ratio, and the maintenance of minimum liquid assets of $10 million, as all such ratios and terms are defined in the Credit Agreement.  We were in compliance with all covenants at July 5, 2009.  This Credit Agreement amended and restated our prior credit agreement, which was scheduled to mature on October 31, 2009 and provided for a $40 million revolving loan and letter of credit commitment.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 5, 2009
(Unaudited)

Future maturities under our Credit Agreement as of July 5, 2009 are as follows:

	Twelve Months Ended July 5,
	2010	2011	2012	Total
Term loan	$3,333	$3,333	$3,056	$9,722
Revolver	-	-	22,000	22,000
Total	$3,333	$3,333	$25,056	$31,722

In May 2009 we also entered into certain interest rate swap agreements to manage our variable interest rate exposure.  We entered into a floating to fixed rate swap with respect to the outstanding principal amount of the Term Loan, at a fixed interest rate of 3.27%, and a separate floating to fixed rate swap with respect to $6 million of the principal amount outstanding under the Revolver, at a fixed interest rate of 4.26%.  Both interest rate swaps expire on June 1, 2012.  Our weighted average effective interest rate at July 5, 2009 was 3.1%.

NOTE G – SHARE BASED COMPENSATION

Stock Options

The following is a summary of activity in stock options outstanding during the first half of 2009 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate intrinsic value
Outstanding, beginning of period	1,396	$7.15
Granted	334.94
Exercised	--	--
Forfeited	(64)	7.45
Expired	(96)	7.44
Outstanding, end of period	1,570	$5.20	5.0	$--
Exercisable at end of period	1,009	$6.86	2.6	$--

The weighted average grant date fair value of the stock options issued in 2009 was $0.58 per share and was estimated using the Black-Scholes options-pricing model using the following assumptions:

Expected dividend yield	0.0%
Expected volatility	60.7%
Risk-free interest rate	2.7%
Expected life	7 years

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

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 5, 2009
(Unaudited)

We recognize compensation expense for option awards with graded vesting on a straight-line basis over the requisite service period for each separately vesting portion of the award. Compensation cost related to stock options totaled $74,000 and $138,000 for the three and six months ended July 5, 2009, respectively, and $84,000 and $156,000 for the three and six months ended June 29, 2008, respectively.  As of July 5, 2009 there was approximately $340,000 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of approximately 1.9 years.  No stock options were exercised during the six months ended July 5, 2009 or June 29, 2008.

Restricted Stock

A summary of activity in non-vested restricted stock awards during the first half of 2009 follows (shares in thousands):
	Shares	Weighted average grant date fair value
Non-vested at January 1, 2009	231	$3.70
Granted	166	.94
Vested	(71)	3.66
Forfeited	--	--
Non-vested at July 5, 2009	326	$2.35

Fair value of restricted shares granted to employees and directors is based on the fair value of the underlying common stock at the grant date.  The fair value of the restricted stock granted to non-employees is remeasured each period until they are vested based on the fair value of the underlying common stock. Compensation expense related to restricted stock totaled approximately $73,000 and $156,000 for the three and six months ended July 5, 2009, respectively, and $107,000 and $222,000 for the three and six months ended June 29, 2008, respectively. As of July 5, 2009, there was approximately $365,000 of unrecognized compensation cost related to the restricted shares, which is expected to be recognized over a weighted average period of 1.8 years.  The total fair value of restricted stock vested was approximately $262,000 and $210,000 for the six months ended July 5, 2009 and June 29, 2008, respectively.

Stock Units

Compensation expense related to stock units for the three and six months ended June 29, 2008 was approximately $2,000 and $31,000, respectively.  All outstanding stock units were vested on December 31, 2008.

Employee Stock Purchase Plan

The Theragenics Corporation Employee Stock Purchase Plan (the “ESPP”) allows eligible employees the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each quarterly offering period. Compensation cost related to the ESPP totaled approximately $2,000 and $3,000 for the three and six months ended July 5, 2009, respectively, and $1,000 and $3,000 for the three and six months June 29, 2008, respectively.

NOTE H - DISTRIBUTION AGREEMENT AND MAJOR CUSTOMERS

Distribution Agreement

Our brachytherapy seed business sells our TheraSeed® device directly to health care providers and to third party distributors.  Our primary non-exclusive distribution agreement is with C. R. Bard (“Bard”) (the “Bard Agreement”). The terms of the Bard Agreement provide for automatic one year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires December 31, 2010, and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2009. The Bard Agreement gives Bard the non-exclusive right to distribute the TheraSeed® device in the U.S., Canada, and other international locations for the treatment of prostate cancer and other solid localized cancerous tumors.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 5, 2009
(Unaudited)

Major Customers

Sales to Bard under the Bard Agreement represented 46% of brachytherapy seed product revenue in the second quarter of 2009 and 45% in the first half of 2009 compared with 51% in both the second quarter and first half of 2008.  Sales to Bard under the Bard Agreement represented approximately 15% of consolidated revenue in both the second quarter and first half of 2009 compared with approximately 25% of consolidated revenue for each of the comparable 2008 periods.

Accounts receivable from Bard under the Bard Agreement represented approximately 41% of brachytherapy accounts receivable and 14% of consolidated accounts receivable at July 5, 2009. At December 31, 2008, accounts receivable from Bard represented approximately 48% of brachytherapy accounts receivable and 21% of consolidated accounts receivable. At July 5, 2009, one additional customer totaled 10% of brachytherapy accounts receivable but was less than 10% of consolidated accounts receivable.

NOTE I – FINANCIAL INSTRUMENTS AND FAIR VALUE

Financial Instruments

We are exposed to certain risks relating to our ongoing business operations. We manage our interest rate risk using interest rate swaps associated with outstanding borrowings under our Credit Agreement, as our interest rates are floating rates based on LIBOR.  We do not hold or issue interest rate swaps for trading purposes, and we hold no other derivative financial instruments other than interest rate swaps.  Our interest rate swaps are recorded as either assets or liabilities at fair value on our Condensed Consolidated Balance Sheet.  We enter into interest rate swaps that are designed to hedge the interest rate risk but are not designated as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  Changes in the fair value of these instruments are recognized as interest expense on our Condensed Consolidated Statement of Earnings.  The counterparty to our interest rate swaps is the lender under our Credit Agreement.  Accordingly, we are exposed to counterparty credit risk from this financial institution. We entered into interest rate swaps based on the relationship with this financial institution as our lender and on their credit rating and the rating of their parent company. We continue to monitor our counterparty credit risk.

A roll forward of the notional value of our interest rate swaps for the six months ended July 5, 2009 is as follows (in thousands):

Balance, December 31, 2008	$-
New contracts	16,000
Matured contracts	278
Balance, July 5, 2009	$15,722

The following table summarizes our derivative financial instruments not designated as hedging instruments under SFAS No. 133 (in thousands):

July 5, 2009
Type	Notional Amount	Maturity	Balance Sheet Location	Fair Value	Location of Loss Recognized in Income	Amount of Loss Recognized in Income
Interest rate swaps	$15,722	June 2012	Other assets	$10	Interest exp	$11

We did not have any derivative financial instruments prior to the second quarter of 2009.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 5, 2009
(Unaudited)

Fair Value of Financial Instruments Measured at Fair Value on a Recurring Basis

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

We had the following assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 (in thousands):

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
July 5, 2009
Interest rate swaps	$-	$10	$-	$10

December 31, 2008
Marketable securities	$1,007	$500	$-	$1,507

Our interest rate swaps are contracts with our financial institution, and are not contracts that can be traded in a ready market.   We estimate the fair value of our interest rate swaps based on the estimates of the financial institution that carry our contracts.  Estimated fair value is based on, among other things, discounted cash flows based upon current market expectations about future amounts, yield curves, and mid-market pricing.  Accordingly, we classifiy our interest rate swap agreements as Level 2.  Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for our interest rate swaps existed.

Financial Instruments not Measured at Fair Value

Our financial instruments not measured at fair value consist of cash and cash equivalents, accounts receivable, and accounts payable, the carrying value of each approximating fair value due to the nature of these accounts. Our financial instruments not measured at fair value also include borrowings under our Credit Agreement.  We estimate the fair value of outstanding borrowings under our Credit Agreement based on the current market rates applicable to borrowers with credit profiles similar to us.  We entered into our current Credit Agreement in May 2009, and we estimate that the carrying value of our borrowings approximates fair value at July 5, 2009.

There were no nonfinancial assets or nonfinancial liabilities measured at fair value at July 5, 2009 or December 31, 2008.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 5, 2009
(Unaudited)

NOTE J - SEGMENT REPORTING

We are a medical device company serving the cancer treatment and surgical markets, operating in two business segments. Our surgical products business consists of wound closure, vascular access, and specialty needle products.  Wound closure includes sutures, needles and other surgical products. Vascular access includes introducers, guidewires, and other related products.  Specialty needles include coaxial, biopsy, spinal and disposable veress needles, access trocars, and other needle based products.  This segment serves a number of markets and applications, including among other areas,  interventional cardiology, interventional radiology, vascular surgery, orthopedics, plastic surgery, dental surgery, urology, veterinary medicine, pain management, endoscopy, and spinal surgery. In our brachytherapy seed business, we produce, market, and sell TheraSeed®, our premier palladium-103 prostate cancer treatment device, I-Seed, our iodine-125 based prostate cancer treatment device, and related products and services.

In the first quarter of 2009, we changed the manner in which we allocate the cost of corporate activities to our business segments.  Operating expenses associated with corporate activities are now allocated based on the relative revenue of each business segment.  With the acquisition of NeedleTech in July 2008, the continued integration of acquired companies, the launch of our R&D program for our surgical products segment, and the program to standardize our information technology systems across all of our businesses, among other things, we believe this method more accurately reflects the utilization of our corporate resources.  This is also the method we now utilize internally to review results and allocate resources.  Previously, we charged the significant portion of expenses associated with corporate activities to the brachytherapy segment.  We have restated our segment results for the 2008 period to reflect this change in the method of allocating corporate expenses.  This change had no effect on our consolidated results of operations previously reported for the 2008 periods.

	Three Months Ended		Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
Revenues
Surgical products	$13,667	$8,444	$26,816	$15,764
Brachytherapy seed	6,605	7,548	13,592	15,514
Intersegment eliminations	(53)	(78)	(112)	(129)
	$20,219	$15,914	$40,296	$31,149
Earnings from operations
Surgical products	$804	$961	$883	$1,535
Brachytherapy seed	1,359	1,651	2,477	3,315
Intersegment eliminations	4	(17)	11	(5)
	$2,167	$2,595	$3,371	$4,845
Increase in estimated value of asset held for sale
Surgical products	$--	$--	$--	$--
Brachytherapy seed	--	142	--	142
	$--	$142	$--	$142

Capital expenditures
Surgical products	$194	$190	$485	$620
Brachytherapy seed	316	181	571	261
	$510	$371	$1,056	$881
Depreciation and amortization
Surgical products	$1,219	$655	$2,425	$1,293
Brachytherapy seed	508	532	1,019	1,074
	$1,727	$1,187	$3,444	$2,367

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 5, 2009
(Unaudited)

We evaluate business segment performance based on segment revenue and segment earnings from operations. Earnings from operations by segment do not include interest expense, interest income, other income and expense, or provisions for income taxes.  Intersegment eliminations are primarily for surgical products segment sales transactions.

Supplemental information related to significant assets and liabilities follows (in thousands):

	July 5, 2009	December 31, 2008
Identifiable assets
Surgical products	$63,013	$62,738
Brachytherapy seed	53,495	51,731
Corporate investment in subsidiaries	111,439	111,439
Intersegment eliminations	(111,489)	(111,489)
	$116,458	$114,419
Customer relationships, net
Surgical products	$11,660	$12,742
Brachytherapy seed	--	--
	$11,660	$12,742
Other intangible assets, net
Surgical products	$5,317	$5,977
Brachytherapy seed	229	1
	$5,546	$5,978

Information regarding revenue by geographic regions follows (in thousands):

	Three Months Ended		Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
Product sales
United States	$17,737	$14,307	$35,565	$28,095
Europe	1,592	1,238	3,356	2,252
Other foreign countries	563	126	815	284
	19,892	15,671	39,736	30,631

License and fee income
United States	145	25	248	25
Canada	182	218	312	493
	327	243	560	518
	$20,219	$15,914	$40,296	$31,149

Foreign sales are attributed to countries based on the location of the customer. The license fees attributed to Canada are with Nordion, a Canadian based company, for the license of our TheraSphere® product.  Substantially all foreign product sales are related to the surgical products segment.  All of our long-lived assets are located within the United States.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 5, 2009
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

	Three Months Ended		Six months ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
Net earnings	$1,271	$1,638	$1,878	$3,274

Weighted average common shares outstanding	33,145	33,106	33,124	33,134
Incremental common shares issuable under stock options and awards	53	140	60	157
Weighted average common shares outstanding assuming dilution	33,198	33,246	33,184	33,291
Earnings per share
Basic	$0.04	$0.05	$0.06	$0.10
Diluted	$0.04	$0.05	$0.06	$0.10

For both the three and six months ended July 5, 2009, potential common stock from approximately 1,560,000 stock options were not included in the diluted earnings per share calculation because their effect is antidilutive.  For the three and six months ended June 29, 2008, potential common stock from approximately 1,567,000 stock options were not included in the diluted earnings per share calculation because their effect is antidilutive.

NOTE L – NON-OPERATING INCOME/(EXPENSE)

Other non-operating income/(expense) consists of the following:

	Three Months Ended		Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
Realized loss on marketable securities	$--	$(256)	$--	$(252)
Gain on sale of scrap metal	--	244	--	244
Miscellaneous	1	(56)	(1)	(56)
Total other	$1	$(68)	$(1)	$(64)

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

We have substantially diversified our operations and revenues in recent years. Prior to 2005, we operated one business segment, our brachytherapy seed business.  Through 2002, our sole product was the palladium-103 TheraSeed® prostate cancer treatment device. In 2003, we began to market an iodine-125 based I-Seed prostate cancer treatment product. In May 2005, we expanded into the surgical products business with the acquisition of CP Medical Corporation (“CP Medical”).  In August 2005, we restructured our brachytherapy seed business to sharpen our focus on our two business segments and provide a more focused platform for continued diversification.  In August 2006, we acquired Galt Medical Corp. (“Galt”); and in July 2008, we acquired NeedleTech Products, Inc. (“NeedleTech”).  CP Medical, Galt, and NeedleTech comprise our surgical products business, which accounted for 68% and 67% of consolidated revenue for the three and six months ended July 5, 2009, respectively.  Prior to May 2005, the brachytherapy seed business constituted 100% of our revenue.

New Credit Agreement

In May 2009, we executed an Amended and Restated Credit Agreement (the “Credit Agreement”) with a financial institution.  The Credit Agreement provides for up to $30 million of borrowings under a revolving credit facility (the “Revolver”) and a $10 million term loan (the “Term Loan”).  The Revolver matures on October 31, 2012 with interest payable at the London Interbank Offered Rate (“LIBOR”) plus 2.25%.  Maximum borrowings under the Revolver can be increased to $40 million with the prior approval of the financial institution under an accordion feature.  The Term Loan is payable in equal monthly installments over 36 months commencing July 1, 2009 (totaling $3.3 million annually) plus interest at LIBOR plus 1.75%.  We also entered into interest rate swap agreements to hedge our interest rate risk.  We entered into a floating to fixed rate swap with respect to the outstanding principal amount of the Term Loan, at a fixed interest rate of 3.27%, and a separate floating to fixed rate swap with respect to $6 million of the principal amount outstanding under the Revolver, at a fixed interest rate of 4.26%.  This new Credit Agreement replaces the credit agreement that would have matured in October 2009.  See “Credit Agreement” under “Liquidity and Capital Resources” below for additional information.

Acquisition of NeedleTech Products

We acquired all of the outstanding common stock of NeedleTech on July 28, 2008.  The total purchase price, including transaction costs, was approximately $44.1 million (net of cash, cash equivalents, and marketable securities acquired of approximately $5.8 million).  We paid the purchase price in cash, including $24.5 million from borrowings under our credit facility.

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

Results of Operations

Change in segment reporting

In the first quarter of 2009, we changed the manner in which we allocate the cost of corporate activities to our business segments.  Operating expenses associated with corporate activities are now allocated based on the relative revenue of each business segment.  With the acquisition of NeedleTech in July 2008, the continued integration of acquired companies, the launch of our R&D program for our surgical products segment in late 2008, and our program to standardize our information technology systems across all of our businesses, among other things, we believe this method more accurately reflects the utilization of corporate resources.  We also utilize this method internally to review results and allocate resources.  Previously, we charged the significant portion of expenses associated with corporate activities to the brachytherapy segment.  We have restated our segment results for the 2008 period to reflect this change in the method of allocating corporate expenses.  This change did not affect the reported amounts of segment revenue.  This change also had no effect on our consolidated results of operations previously reported for the 2008 periods.

Revenue

Following is a summary of revenue by segment (in thousands):

	Three Months Ended			Six Months Ended
	July 5, 2009	June 28, 2008	Change (%)	July 5, 2009	June 28, 2008	Change (%)
Surgical products	$13,667	$8,444	61.9%	$26,816	$15,764	70.1%
Brachytherapy seed	6,605	7,548	(12.5%)	13,592	15,514	(12.4%)
Intersegment eliminations	(53)	(78)	(32.1%)	(112)	(129)	(13.2%)
Consolidated	$20,219	$15,914	27.1%	$40,296	$31,149	29.4%

Surigical Products Segment

Revenue in our surgical products business increased 62% in the second quarter of 2009 and 70% in the first half of 2009 compared to the 2008 periods primarily as a result of our NeedleTech acquisition.  On a pro forma basis, as if the NeedleTech acquisition had occurred on January 1, 2008, revenue in our surgical products segment would have increased 6% in the quarter and 9% in the first half of 2009 compared to the 2008 periods.  A significant portion of the revenues in our surgical business is generated by sales to OEMs and a network of distributors.  Ordering patterns of these customers vary and are difficult to predict.  Accordingly, surgical products revenue is subject to fluctuation, especially on a quarter-to-quarter basis.  In addition, the volatility and disruptions in the U.S. and global economies and credit markets, and other uncertainties due to the economic slowdown have had an effect on our surgical product revenue.  As general economic conditions worsened in the fourth quarter of 2008, scheduled shipping dates for our open orders during the fourth quarter were farther out than we historically experienced.  We believe the lengthening lead times, at least in part, reflect our customers’ response to efforts by hospitals to reduce inventories and conserve cash.  We have not experienced a similar delay in requested shipping dates during the first half of 2009.  Our open orders were $13.2 million at July 5, 2009.  We do not know whether this indicates a return to our historical lead times.  Looking forward, we expect that the difficult economic climate and macroeconomic uncertainties generally will continue to affect our surgical products business at least through 2009 and into 2010, and perhaps make the fluctuations in our results even more volatile from period to period.

Brachytherapy Seed Segment

Brachytherapy product sales decreased 13% in the second quarter of 2009 and 12% in the first half of 2009 compared to the 2008 periods.  We believe that the industry wide decline in prostate brachytherapy procedure volume experienced in 2008 continued in 2009.  Some newer forms of treatment have increased their market share, especially those with Medicare reimbursement levels that are higher than reimbursement levels for brachytherapy.  These newer forms of alternative treatments include Intensity Modulated Radiation Therapy (“IMRT”) and robotic surgery.  We cannot predict when this industry wide decline in procedure volume will stabilize and expect continued softness in brachytherapy revenue for the remainder of 2009 and into 2010.  Our revenues also continue to be affected by the performance of our main distributor.  Sales to this distributor declined 22% in the second quarter of 2009 and 23% in the first half of 2009 compared with the 2008 periods. We also maintain our own internal brachytherapy sales force that sells TheraSeed® and I-Seed directly to hospitals and physicians. Our direct sales declined 11% in the second quarter and 8% in the first half of 2009 compared to 2008.  Revenue from direct sales was 49% of total brachytherapy segment revenue in the second quarter of 2009 and 50% in the first half of 2009.  In addition to competition from treatment options that enjoy favorable reimbursement rates, we believe brachytherapy seed revenue is affected by disruptive pricing from other brachytherapy providers and uncertainties surrounding reimbursement as discussed below.  The average selling price of the TheraSeed® device sold directly to hospitals and physicians during the second quarter and the first half of 2009 was comparable to the 2008 periods.

We have two non-exclusive distribution agreements in place for the distribution of the TheraSeed® device.  The primary distribution agreement is with C. R. Bard (“Bard”), which is effective through December 31, 2010 (the “Bard Agreement”). Sales under the Bard Agreement represented 46% of brachytherapy product revenue in the second quarter of 2009 and 45% in the first half of 2009 versus 51% in both the comparable 2008 periods.  Sales under the Bard Agreement represented approximately 15% of consolidated revenue in both the second quarter and first half of 2009 versus approximately 25% of consolidated revenue for both the comparable 2008 periods.  The terms of the Bard Agreement provide for automatic one-year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires on December 31, 2010 and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2009.  We also have a non-exclusive distribution agreement in place with a second distributor, though revenue generated from the second distributor was not material.

We believe that Medicare reimbursement policies have affected the brachytherapy market and will continue to affect the brachytherapy market.  During 2007 Medicare continued to reimburse for brachytherapy seeds under the “charges adjusted to costs” methodology, which is based on the actual invoiced cost of the seeds and which we sometimes refer to as a “pass-through” methodology.  In December 2007, Congress enacted the Medicare, Medicaid and SCHIP Extension Act of 2007, which extended the existing cost-based reimbursement methodology through June 30, 2008.  On July 15, 2008, the Medicare Improvements for Patients and Providers Act of 2008 (the “2008 Act”) was enacted into law.  The 2008 Act extends Medicare’s long standing cost-based reimbursement methodology for brachytherapy seeds administered in the hospital outpatient setting through December 31, 2009, ensuring that the Medicare program does not implement potentially restrictive caps on reimbursement during this period.  The 2008 Act was retroactive to July 1, 2008.  See “Medicare Developments” below.  The potential for fixed Medicare reimbursement rates after the expiration of the 2008 Act and other factors can be expected to lead to continued pricing pressure from hospitals and other health care providers.  Any of these factors could have an adverse effect on brachytherapy revenue.

Operating income and costs and expenses

Following is a summary of operating income by segment (in thousands):

	Three Months Ended			Six Months Ended
	July 5, 2009	June 29, 2008	Change (%)	July 5, 2009	June 29, 2008	Change ($)

Surgical products	$804	$961	(16.3%)	$883	$1,535	(42.5%)
Brachytherapy seed	1,359	1,651	(17.7%)	2,477	3,315	(25.3%)
Intersegment eliminations	4	(17)	123.5%	11	(5)	320.0%

Consolidated	$2,167	$2,595	(16.5%)	$3,371	$4,845	(30.4%)

Surgical Products Segment

Operating income in our surgical products segment included the results of NeedleTech subsequent to our acquisition on July 28, 2008.  Accordingly, NeedleTech was included in our second quarter and first half results of 2009 but not in the comparable 2008 periods.

Our organic growth and the addition of NeedleTech contributed to higher gross profit (revenue less cost of sales) in the 2009 periods.  Gross profit was $5.6 million, or 41% of sales in the second quarter of 2009 and $10.6 million, or 40% of sales in the first half of 2009.  In the 2008 periods, gross profit was 50% of sales in the second quarter and 49% in the first half of the year.  The decline in gross profit percentage, sometimes referred to as “gross margin”, is primarily due to the change in product mix after our NeedleTech acquisition, with a larger percent of sales being to OEM customers.  These sales typically carry a lower gross margin than sales to our distributors and direct sales.  We also had higher than normal rework and scrap rates in the first quarter of 2009.  Finally, we have experienced pricing pressure from customers due to the uncertainties and difficulties being encountered in the general economy.  We expect these pricing pressures to continue throughout 2009 and into 2010.  Looking forward, we do not expect gross margins to return to the 2008 levels because of the changes in sales channel mix and the uncertainties in the general economy.

Operating income in our surgical products segment decreased $157,000 or 16% in the second quarter of 2009 and decreased $652,000 or 43% in the first half of 2009 from the comparable 2008 periods as a result of a number of factors.  First, our investments in research and development (“R&D”) increased $448,000 in the second quarter of 2009 and $931,000 for the first half of 2009 over the comparable 2008 periods.  We launched a new R&D program in our surgical products business in the second half of 2008.  This R&D program is intended to focus on product extensions, next generation products, and new products that are complementary to our current product lines.  Our R&D program is intended to focus on 510(k) products, and not on products that require lengthy and expensive clinical trials.  We expect introduction of our first new products from this R&D effort in late 2009 or early 2010.  Second, corporate costs allocated to our surgical products business increased by $300,000 in the second quarter of 2009 and $900,000 in the first half of 2009, as compared to the 2008 periods.  Our corporate costs are allocated based on the relative revenue of each of our two business segments.  Revenue in our surgical products business significantly increased as a percent of consolidated revenue after the acquisition of NeedleTech in July 2008.  We expect allocation of corporate costs will begin to become more comparable in the third quarter of 2009, as NeedleTech results were included in the third quarter of 2008.  Third, we recorded amortization expense related to our tradenames intangible assets totaling $81,000 in the second quarter of 2009 and $162,000 in the first half of 2009.  We did not record any amortization in the comparable 2008 periods.  Amortization of our tradenames intangible assets resulted from our reassessment of their useful lives during impairment testing at December 31, 2008. Total amortization expense from tradename amortization is expected to be $324,000 for the full year in 2009.  We also incurred expenses in 2009 related to our program to standardize the information technology (“IT”) systems across all of our businesses and locations.  We expect to continue to invest in infrastructure and R&D during 2009 as investments are made to support anticipated future growth and to develop products to address growth opportunities in our surgical products business.  Looking forward, our quarterly results are expected to be affected by the timing of these investments.

Brachytherapy Seed Segment

Operating income in our brachytherapy business decreased $292,000 or 18% in the second quarter of 2009 and $838,000 or 25% in the first half of 2009 compared to the 2008 periods.  The decline in operating income is primarily a result of lower revenues.  Manufacturing related expenses in our brachytherapy business tend to be relatively fixed in nature.  Accordingly, even modest declines in revenue have a negative impact on operating income.  Gross margins and operating income in our brachytherapy seed business are expected to continue to be highly dependent on sales levels due to this high fixed cost component.  Operating income in our brachytherapy business benefited from a reduction in the allocation of corporate costs in the 2009 periods.  We now allocate corporate costs based on the relative revenue of each of our two business segments.  Because our brachytherapy revenue comprised less of our consolidated revenue in 2009, mainly due to the inclusion of NeedleTech results, corporate costs allocated to our brachytherapy business declined $225,000 in the second quarter and $376,000 in the first half of the year, compared to the 2008 periods.  We expect allocation of corporate costs will begin to become more comparable in the third quarter of 2009, as NeedleTech results were included in the third quarter of 2008.

Other income/expense

Interest income decreased to $6,000 in the second quarter of 2009 from $297,000 in the second quarter of 2008 and to $17,000 in the first half of 2009 from $756,000 in the first half of 2008 due to significantly lower yields on our investment portfolio.  In the 2008 periods, we had significant investments in auction rate securities.  These investments provided relatively higher returns than we are currently experiencing, but these investments also turned out to be illiquid and very risky.  The auction rate security market continues to be relatively illiquid and risky.  We liquidated our auction rate securities in late 2008 and early 2009 at full value and without incurring any losses to principal.  However, due to the uncertainties and risks inherent in the current investment and credit markets, our investment portfolio in 2009 is much more conservatively invested than it was last year.  All of our investments are currently held in banks, U.S. Treasury Bills or highly rated money market accounts.  Looking forward, we may invest our funds in higher yielding investments if those investments meet the conservative criteria established by our investment policies and the macroeconomic outlook becomes clearer.  In addition, we had fewer funds invested in 2009.  A portion of our available funds in the first half of 2008 were utilized in our NeedleTech acquisition in July 2008.  Finally, funds available for investment have and will continue to be utilized for our current and future expansion programs, for strategic opportunities for growth and diversification, and for installment payments on the term loan. As funds continue to be used for these purposes, and as interest rates continue to change, we expect interest income to fluctuate accordingly.

Interest expense increased to $156,000 in the second quarter of 2009 from $131,000 in the second quarter of 2008 and increased to $285,000 in the first half of 2009 from $277,000 in the first half of 2008.  This increase was a result of higher borrowings due to an additional $24.5 million of borrowings for the NeedleTech acquisition.  Somewhat offsetting this increase in higher borrowings was a lower effective interest rate during most of the first half of 2009.  Our weighted average effective interest rate was 3.1% at July 5, 2009.

We manage our interest rate risk using interest rate swaps associated with outstanding borrowings under our credit agreement, as our interest rates are floating rates based on LIBOR.  We do not hold or issue interest rate swaps for trading purposes, and we hold no other derivative financial instruments other than interest rate swaps. We enter into interest rate swaps that are designed to hedge the interest rate risk but are not designated as hedging instruments under SFAS No. 133.  Changes in the fair value of these instruments are recognized as interest expense.  Such changes in fair value are based on, among other things, discounted cash flows based upon current market expectations about future amounts, yield curves, and mid-market pricing.  Accordingly, the fair value of our interest rate swaps is subject to fluctuation and may have a significant effect on our results of operations in future periods.  Additionally, the counterparty to our interest rate swaps is the lender under our Credit Agreement.  Accordingly, we are exposed to counterparty credit risk from this financial institution. We entered into interest rate swaps based on the relationship with this financial institution as our lender and on their credit rating and the rating of their parent company. We continue to monitor our counterparty credit risk.

Income tax expense

Our effective income tax rate for the second quarter and first half of 2009 was 37% and 39%, respectively, compared to 39% and 38%, respectively, for each of the 2008 periods. We expect our 2009 tax rates to be reflective of our rates going forward.  However, our tax rates can be significantly affected by, among other things, tax expense for items unrelated to actual taxable income, such as the write-off of deferred tax assets associated with share based compensation.  Accordingly, our tax rate for financial reporting purposes going forward is subject to significant fluctuations.

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

The following replaces and clarifies our critical accounting policies and estimates with respect to our significant judgments and estimates related to revenue recognition and goodwill and other intangible assets as disclosed in our Form 10-K for the year ended December 31, 2008:

Revenue Recognition and Cost of Sales. We recognize revenue when persuasive evidence of a sales arrangement exists, title and risk of loss have transferred, the selling price is fixed or determinable, contractual obligations have been satisfied and collectibility is reasonably assured.  Revenue for product sales is recognized upon shipment.  License fees are recognized in the periods to which they relate.

Charges for returns and allowances are recognized as a deduction from revenue on an accrual basis in the period in which the related revenue is recorded.  The accrual for product returns and allowances is based on our history.  We allow customers to return defective products.  In our brachytherapy segment, we also allow customers to return products in cases where the attending physician or hospital has certified that the brachytherapy procedure was unable to be performed as scheduled due to the patient’s health or other valid reason.  Historically, product returns and allowances have not been material.

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

When we have goodwill or other intangible assets not subject to amortization recorded in our consolidated balance sheet, we perform our annual impairment assessment during the fourth quarter. We also make judgments about goodwill and other intangible assets not subject to amortization whenever events or changes in circumstances indicate that impairment in the value of such asset recorded on our balance sheet may exist. The timing of an impairment test may result in charges to our statements of income in future reporting periods that could not have been reasonably foreseen in prior periods.

In order to estimate the fair value of goodwill and other intangible assets not subject to amortization, we typically prepare discounted cash flow analyses (“income approach”) and comparable company market multiples analyses (“market approach”) to determine the fair value of our reporting units.

For the income approach, we project future cash flows for each reporting unit. This approach requires significant judgments including the projected net cash flows, the weighted average cost of capital (“WACC”) used to discount the cash flows and terminal value assumptions. We derive the assumptions related to cash flows primarily from our internal budgets and forecasts.  These budgets and forecasts include information related to our current and future products, revenues, capacity, operating costs, and other information.  All such information is derived in the context of our long-term operational strategies.  The WACC and terminal value assumptions are based on the capital structure, cost of capital, inherent business risk profiles, and industry outlooks for each of our reporting units, and for our Company on a consolidated basis.

For the market approach, we identify reasonably similar public companies for each of our reporting units, analyze the financial and operating performance of these similar companies relative to our financial and operating performance, calculate market multiples primarily based on the ratio of Business Enterprise Value (“BEV”) to revenue and BEV to earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjust such multiples for differences between the similar companies and our reporting units, and apply the resulting multiples to the fundamentals of our reporting units to arrive at an indication of fair value.

To assess the reasonableness of our valuations under each method, we reconcile the aggregate fair values of our reporting units to our market capitalization.

The most recent assessment under SFAS No 142 was performed in the fourth quarter of 2008.  We determined that all of our goodwill was impaired and that a portion of our tradenames intangible asset was impaired, and these impairment charges were recorded in the fourth quarter of 2008.

Our market capitalization declined significantly in the fourth quarter of 2008, along with the significant declines in the overall market value of all of the major stock markets in the United States and around the world.  We considered our market capitalization when we developed the appropriate discount rates and comparable company market multiples for purposes of estimating the fair value of our reporting units.  The significant decline in our market capitalization resulted in discount rates that were considerably higher, and comparable company market multiples that were considerably lower, than the discount rates and comparable company market multiples we previously considered appropriate.  The most significant assumption leading to our impairment charges in the fourth quarter of 2008 was the various discount rates for our reporting units, all of which exceeded 20% at that point in time.  We attempted to identify the underlying reasons for this circumstance.  We considered many factors, including: the conditions of the companies in our sectors; unusual short selling or other unusual activity in the trading of our common stock; and whether the overall general economic outlook and stock market declines could be considered as “temporary.”  We were unable to identify any of these factors as directly affecting the decline in our market capitalization.  The long-term expectations for our reporting units did not materially change during the period.  We concluded that the significant increase in our discount rates and decrease in our comparable company market multiples was a result of the increased risk associated with the distressed equity and credit markets generally, especially as these factors relate to a small company such as ours.  In addition, we believe the increasing prevalence of shareholders and investors trading securities outside of the traditional stock exchanges contributes to share price volatility, especially over the short tem. Finally, the scarcity of capital, especially for smaller companies, affects the risks associated with investments in its common stock and its share price.

In connection with our goodwill and tradenames impairment testing in the fourth quarter of 2008, we also assessed the estimated useful lives of our tradenames.  At December 31, 2008, we determined that current facts and circumstances no longer supported an indefinite life for our tradenames intangible asset.  In considering all of the facts and circumstances at that time, including the increased risk associated with our businesses as perceived by investors, the distressed general equity and credit markets, especially as these factors relate to smaller companies such as ours, and the significant economic uncertainties caused by the worsening overall economic conditions, we concluded that an indefinite life for our tradenames intangible assets was no longer supportable.  We also considered changes to our terminal value assumptions in our estimate of fair value for each reporting unit, which affected assumptions beyond year 10 in our cash flow forecasts.  Accordingly, we estimated that the remaining useful life of the recorded amount of our tradenames was 10 years, and we began to amortize tradenames over 10 years beginning in 2009. Prior to December 31, 2008, we estimated that our tradenames intangible assets had indeterminate lives and, accordingly, were not subject to amortization.  Amortization expense related to our tradenames was $81,000 in the second quarter of 2009 and $162,000 for the first half of 2009 and is expected to be $324,000 for the year ending December 31, 2009.  Periods prior to this change will not be restated or retrospectively adjusted.

New Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”).  The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, Business Combinations, and other U.S. generally accepted accounting principles.  We adopted FSP FAS 142-3 effective January 1, 2009.  The adoption did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133.  SFAS No. 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding a company’s hedging strategies, the impact on financial position, financial performance, and cash flows.  SFAS No. 161 was effective on January 1, 2009 and applicable to us in May 2009 when we entered into two interest rate swap agreements.  As SFAS No. 161 only required enhanced disclosures, the adoption did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosure about Fair Value of Financial Instruments (“FSP 107-1”).  FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods and annual financial statements. FSP 107-1 also amended APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  We adopted FSP No. 107-1 effective for the three months ending July 5, 2009.  As FSP 107-1 only required enhanced disclosures, the adoption did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to the issuance of the financial statements.  The statement requires disclosure of the date through which subsequent events were evaluated and the basis for that date.  We adopted SFAS No. 165 effective for the three months ending July 5, 2009.  As SFAS No. 165 only required enhanced disclosures, the adoption did not have a material impact on our consolidated financial statements.

Liquidity and Capital Resources

We had cash and cash equivalents of $46.7 million at July 5, 2009, compared to $39.1 million at December 31, 2008. The aggregate increase in cash and cash equivalents was primarily the result of cash generated from operations, partially offset by capital expenditures, repayment of borrowings and loan closing costs.

Cash provided by operations was $7.6 million and $5.2 million during the first half of 2009 and 2008, respectively. Cash provided by operations consists of net earnings plus non-cash expenses such as depreciation, amortization, deferred income taxes and changes in balance sheet items such as accounts receivable, inventories, income taxes, and payables.  Net earnings for the first half of 2009 was $1.9 million, compared to $3.3 million in the first half of 2008. However, cash provided from operations increased in the 2009 period primarily as a result of a $1.5 million income tax refund received in 2009 and higher non-cash depreciation and amortization charges in 2009. During 2008 we sold our Oak Ridge facility and generated an income tax loss.  In the second quarter of 2009, the use of this income tax loss allowed us to recover $1.5 million of income taxes previously paid during 2008.  The use of this loss also allowed us to reduce income taxes payable in the first half of 2009 by $576,000.  We had no remaining tax losses from the sale of our Oak Ridge facility at the end of the second quarter of 2009.  Looking forward, we expect to pay income taxes on taxable income at our normal tax rates for the remainder of 2009.  Our non-cash depreciation and amortization expenses were $1.1 million higher in the first half of 2009 as compared to 2008, primarily resulting from depreciation and amortization related to our NeedleTech acquisition in July 2008.

Working capital was $60.7 million at July 5, 2009 compared to $28.1 million at December 31, 2008.  The increase in working capital is mainly due to the classification of $28.4 million of outstanding borrowings under our Credit Agreement as long-term at July 5, 2009.  These borrowings were classified as short-term at December 31, 2008.  We obtained a new Credit Agreement in May 2009.  See “Credit Agreement” below.

Capital expenditures totaled $1.1 million and $881,000 during the first half of 2009 and 2008, respectively.  Capital expenditures were primarily to support continued growth and capacity in the surgical products business, and for our corporate wide investments in standardizing our information technology (“IT”) systems.  We expect our capital expenditures to increase in 2009 as we continue our investments to support growth in the surgical products segment and to implement our standardized IT systems.  In particular, we expect to move our specialty needle manufacturing facility to another plant in early 2010.  We expect to acquire and remodel an existing larger plant beginning in the second half of 2009.  Capital expenditures are also expected to increase during 2009 and 2010 as a result of our investments in our IT systems.  Our strategic IT initiative is designed to improve efficiencies and better support all of our businesses, employees and customers. These programs, along with our capital expenditures in the normal course of business, could increase our capital expenditure level to as much as $10 million to $15 million over the next twelve months.

Cash used in financing activities in the first half of 2009 was $430,000 and related primarily to our new Credit Agreement.  See “Credit Agreement” below.  Cash used by financing activities was $636,000 in the first half of 2008 consisting primarily of the payment of certain expenses for which we were indemnified and reimbursed by receipt of 190,000 shares of our common stock.  Those shares were subsequently retired.

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

Research and Development

R&D expenses were $588,000 in the second quarter of 2009 compared to $161,000 in the second quarter of 2008 and $1.2 million in the first half of 2009 compared to $294,000 in the comparable 2008 period.  These increases are a result of the R&D program we launched in our surgical products segment in the second half of 2008.  This R&D program is intended to focus on product extensions, next generation products, and new products that are complementary to our current product lines.  Our R&D program is intended to focus on 510(k) products, and not on products that require lengthy and expensive clinical trials.  We expect to continue to use cash in 2009 to support growth in the surgical products segment, especially for this R&D program.  This new R&D effort may increase our R&D expenses to as much as $3.5 million in 2009, depending on the opportunities.

Credit Agreement

In May we executed an Amended and Restated Credit Agreement (the “Credit Agreement”) with a financial institution.  The Credit Agreement provides for up to $30 million of borrowings under a revolving credit facility (the “Revolver”) and a $10 million term loan (the “Term Loan”).  The Revolver matures on October 31, 2012 with interest payable at the London Interbank Offered Rate (“LIBOR”) plus 2.25%.  Maximum borrowings under the Revolver can be increased to $40 million with the prior approval of the lender under an accordion feature.  The Revolver also provides for a $5 million sub-limit for trade and stand-by letters of credit.  Letters of credit totaling $876,000, representing decommission funding required by the Georgia Department of Natural Resources, were outstanding under the Credit Agreement as of July 5, 2009. The Term Loan is payable in thirty-six equal monthly installments of principal plus interest at LIBOR plus 1.75%, commencing July 1, 2009.  The Credit Agreement is unsecured, but provides for a lien to be established on substantially all of our assets upon certain events of default.  The Credit Agreement contains representations and warranties, as well as affirmative, reporting and negative covenants customary for financings of this type.  Among other things, the Credit Agreement restricts the incurrence of certain additional debt and certain capital expenditures, and requires the maintenance of certain financial ratios, including a minimum fixed charge coverage ratio, a maximum liabilities to tangible net worth ratio, and the maintenance of minimum liquid assets of $10 million, as all such ratios and terms are defined in the Credit Agreement.  We were in compliance with all covenants at July 5, 2009.  This Credit Agreement amended and restated the prior credit agreement, which was scheduled to mature on October 31, 2009 and provided for a $40 million revolving loan and letter of credit commitment.

Future maturities under our Credit Agreement as of July 5, 2009 are as follows:

	Twelve Months Ended July 5,
	2010	2011	2012	Total
Term loan	$3,333	$3,333	$3,056	$9,722
Revolver			22,000	22,000
Total	$3,333	$3,333	$25,056	$31,722

In May 2009 we also entered into certain interest rate swap agreements to manage our variable interest rate exposure.  We entered into a floating to fixed rate swap with respect to the entire principal amount of the Term Loan, at a fixed interest rate of 3.27%, and a separate floating to fixed rate swap with respect to $6 million of the principal amount outstanding under the Revolver, at a fixed interest rate of 4.26%.  Both interest rate swaps expire on June 1, 2012.  Our weighted average effective interest rate at July 5, 2009 was 3.1%.

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

Although subsequently superseded by Congress, CMS posted a final rule on November 1, 2006 with fixed prospective payment rates for brachytherapy seeds for Medicare’s hospital outpatient prospective payment system (“OPPS”) that would have applied to calendar year 2007. The use of prospective payment rates would have fixed the per seed rate at which Medicare would have reimbursed hospitals in 2007. We believed that CMS’ approach to determining the fixed prospective reimbursement rate for brachytherapy seeds was fundamentally flawed. For example, CMS did not stratify cost data on differing seed configurations, such as loose versus “stranded” seeds. Accordingly, we continued to work with policy makers in an effort to rectify the shortcomings we believed to be contained in the new CMS rule.

In December 2006, Congress enacted the Tax Relief and Health Care Act of 2006 (the “2006 Act”), which extended and refined the Medicare safeguards initially enacted by Congress in 2003 for brachytherapy seeds administered in the hospital outpatient setting. The 2006 Act’s provisions on brachytherapy superseded the final rule published by CMS on November 1, 2006 by extending the existing “charges adjusted to cost” reimbursement policies (which we sometimes refer to as a “pass-through” methodology) for brachytherapy seeds through the end of 2007, ensuring that the Medicare program would not implement potentially restrictive caps on reimbursement during that period. In addition, the legislation recognized that prostate cancer patients must have meaningful access to stranded brachytherapy seeds, which increasingly are used in clinical practice to further enhance the safety and efficacy of treatment. The 2006 Act also established a permanent requirement for Medicare to use separate codes for the reimbursement of stranded brachytherapy devices. Stranded seeds are becoming a larger portion of our brachytherapy business.

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

Consistent with proposals that CMS attempted unsuccessfully to implement in recent years, CMS posted a proposed OPPS rule on July 1, 2009 with fixed prospective payment rates for brachytherapy seeds.  The proposed use of prospective payment rates would fix the per seed rate at which Medicare would reimburse hospitals during calendar year 2010.  We expect to continue to support efforts to urge Congress and CMS against finalizing this proposal by extending the current “pass-through” reimbursement policies beyond 2009.  The potential for fixed reimbursement rates after the expiration of the 2008 Act on December 31, 2009 and other factors can be expected to lead to continued pricing pressure from hospitals and other health care providers. Any of these factors could have an adverse effect on brachytherapy revenue.

Forward Looking and Cautionary Statements

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding sales, marketing and distribution efforts, ordering patterns of customers, our direct sales organization and its growth and effectiveness, third-party reimbursement, CMS policy, sales mix, effectiveness and continuation of non-exclusive distribution agreements, pricing for the TheraSeed® and I-Seed devices, anticipated growth in the surgical products business segment, future cost of sales and gross margins, R&D efforts and expenses (including our centralized, corporate-wide R&D initiative), investment in additional personnel, infrastructure and capital assets, implementation of information technology systems, SG&A expenses, other income, potential new products and opportunities, the potential effect of the NeedleTech acquisition on our surgical products business and on our consolidated results generally, expected changes in interest income and interest expenses, the effect on our results and cash flows from accounting for the income tax effect of the sale of our Oak Ridge facility, results in general, plans and strategies for continuing diversification, valuation of cash equivalents and marketable securities, and the sufficiency of our liquidity and capital resources. From time to time, we may also make other forward-looking statements relating to such matters as well as statements relating to anticipated financial performance, business prospects, technological developments and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with new product development cycles, effectiveness and execution of marketing and sales programs of our business segments and their distributors, competitive conditions and selling tactics of our competitors, potential changes in third-party reimbursement (including CMS), changes in product pricing by our brachytherapy business segment, changes in cost of materials used in production processes, continued acceptance of our products by the market, potential changes in demand for the products manufactured and sold by our brachytherapy and surgical products segments, integration of acquired companies into the Theragenics organization, ability and resources to implement an information technology system, capitalization on opportunities for growth within our surgical products business segment, competition within the medical device industry, development and growth of new applications within our markets, competition from other methods of treatment, ability to execute on acquisition opportunities on favorable terms and successfully integrate any acquisition, the ability to realize our estimate of fair value upon sale or other liquidation of marketable securities and cash equivalents that we may hold, the success of our hedging strategies using interest rate swaps to manage our interest rate risk, volatility in U.S. and global stock markets, economic conditions generally, potential changes in tax rates and market interest rates, the effect of current difficulties in the credit markets on our business, and the risks identified elsewhere in this report.  All forward looking statements and cautionary statements included in this document are made as of the date hereof based on information available to us, and we assume no obligation to update any forward looking statement or cautionary statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to market risk as a result of changing interest rates on a portion of our borrowings under our Credit Agreement.  Under our Credit Agreement we have outstanding borrowings of $9.7 million under a term loan that is payable in equal monthly installments of approximately $278,000 through July 2012.  Interest is payable at LIBOR plus 1.75%.  We have entered into a floating to fixed rate swap agreement that expires in July 2012 with respect to the outstanding amount of the term loan at a fixed interest rate of 3.26%.  We also have outstanding borrowings of $22 million under a revolving credit facility feature of our Credit Agreement.  The revolving credit facility matures in October 2012. Interest on outstanding borrowings under the revolving credit facility is payable at LIBOR plus 2.25%. We entered into a separate floating to fixed rate swap that expires in July 2012 with respect to $6 million of the principal amount outstanding under the revolving credit facility at a fixed interest rate of 4.26%.   Accordingly, we are exposed to changes in interest rates on outstanding borrowings under our revolving credit facility in excess of $6 million. At July 5, 2009, we had a total of $22 million outstanding under our revolving credit facility.  A hypothetical 1% change in the interest rate applicable to the borrowings in excess of $6 million would result in an increase or decrease in interest expense of $160,000 per year before income taxes, assuming the same level of borrowings.

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 5, 2009, the end of the period covered by this report. We acquired NeedleTech Products, Inc. (“NeedleTech”) on July 28, 2008.  Since the date of acquisition, we have been focusing on analyzing, evaluating, and implementing changes in NeedleTech’s procedures and controls to determine their effectiveness and to make them consistent with our disclosure controls and procedures.  Prior to our acquisition of NeedleTech, they were not required to maintain disclosure controls and procedures or maintain, document and assess internal control over financial reporting, in each case as required under the rules and regulation of the U.S. Securities and Exchange Commission.  Accordingly, we expect that it will take several months to continue to analyze NeedleTech’s procedures and controls and expect to make additional changes to those controls in the future.  As permitted by guidance issued by the staff of the U.S. Securities and Exchange Commission, NeedleTech has been excluded from the scope of our quarterly discussion of material changes in internal control over financial reporting below.  We have performed additional procedures to review accounting records and substantiate the financial information of NeedleTech included in this report.  NeedleTech was included in our results of operations subsequent to our acquisition on July 28, 2008 and constituted 23% of our consolidated revenues for the first half of 2009 and 17% of consolidated assets as of July 5, 2009.

No changes in our internal control over financial reporting were identified as having occurred during the quarter ended July 5, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described above with respect to NeedleTech. Changes to processes, information technology systems, and other components of internal control over financial reporting resulting from the acquisition of NeedleTech are expected as the integration proceeds.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to certain legal proceedings and claims in the ordinary course of business. We currently are not aware of any such legal proceedings or claims that we believe will have, individually or in aggregate, a material adverse effect on our business, financial condition, or operating results.

Item 1A. Risk Factors

In addition to the information set forth below and other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results, should be carefully considered. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company’s annual meeting of stockholders was held on May 14, 2009.

(b)
Kathleen A. Dahlberg was elected to the board of directors to serve for a three-year term. Ms. Dahlberg received 25,209,681 votes for her election while 539,792 votes withheld authority for her election.

(c)	C. David Moody, Jr. was elected to the board of directors to serve for a three-year term. Mr. Moody received 25,210,107 votes for his election while 539,366 withheld authority for his election.

(d)
The appointment of Dixon Hughes PLLC as the Company’s independent registered public accounting firm for the year ending December 31, 2009 was ratified with 24,850,616 votes for ratification, 839,207 votes against ratification and 59,650 abstentions.

Item 6. Exhibits

Exhibit No.	Title
10.1
Amended and Restated Credit Agreement dated May 27, 2009 among the Company, C.P. Medical Corporation, Galt Medical Corp., NeedleTech Products, Inc. and Wachovia, together with related Term Loan Note and Amended, Restated and Consolidated Line of Credit Note.

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

REGISTRANT:

THERAGENICS CORPORATION

Date: August 13, 2009	By:	/s/ M. Christine Jacobs
M. Christine Jacobs Chief Executive Officer

Date: August 13, 2009	By:	/s/ Francis J. Tarallo
Francis J. Tarallo Chief Financial Officer