Form 10-Q
period 2009-10-04
THERAGENICS CORP
filed 2009-11-13
CIK 795551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 2009

or

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

As of November 6, 2009 the number of shares of $0.01 par value common stock outstanding was 33,461,752.

THERAGENICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

ASSETS

	October 4, 2009 (Unaudited)	December 31, 2008
CURRENT ASSETS
Cash and cash equivalents	$46,889	$39,088
Marketable securities	-	1,507
Trade accounts receivable, less allowance of $428 in 2009 and $481 in 2008	9,386	8,532
Inventories	12,131	11,667
Deferred income tax asset	1,264	2,158
Refundable income taxes	143	1,504
Prepaid expenses and other current assets	610	1,129
TOTAL CURRENT ASSETS	70,423	65,585

Property and equipment, net	31,528	30,035

Customer relationships, net	11,119	12,742
Other intangible assets, net	5,208	5,978
Other assets	86	79
	16,413	18,799

TOTAL ASSETS	$118,364	$114,419

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
(Amounts in thousands, except per share data)

LIABILITIES & SHAREHOLDERS’ EQUITY

	October 4, 2009 (Unaudited)	December 31, 2008
CURRENT LIABILITIES
Trade accounts payable	$2,066	$1,437
Accrued salaries, wages and payroll taxes	2,837	1,968
Short-term borrowings	3,333	32,000
Income taxes payable	1,147	209
Other current liabilities	1,343	1,896
TOTAL CURRENT LIABILITIES	10,726	37,510

LONG-TERM LIABILITIES
Long-term borrowings	27,556	-
Deferred income taxes	1,588	2,006
Decommissioning retirement liability	683	646
Other long-term liabilities	613	147
TOTAL LONG-TERM LIABILITIES	30,440	2,799

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, authorized 100,000 shares of $0.01 par value, issued and outstanding, 33,456 in 2009 and 33,243 in 2008	335	332
Additional paid-in capital	73,302	72,894
Retained earnings	3,561	884
TOTAL SHAREHOLDERS’ EQUITY	77,198	74,110

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$118,364	$114,419

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
REVENUE
Product sales	$19,036	$17,914	$58,772	$48,545
License and fee income	308	192	868	710
	19,344	18,106	59,640	49,255
COST OF SALES	10,783	10,292	33,235	25,534
GROSS PROFIT	8,561	7,814	26,405	23,721

OPERATING EXPENSES
Selling, general & administrative	5,607	5,608	17,145	15,578
Amortization of purchased intangibles	853	683	2,595	1,620
Research & development	521	373	1,712	667
Change in estimated value of asset held for sale	-	-	-	(142)
Loss (gain) on sale of equipment	1	(8)	3	(5)
	6,982	6,656	21,455	17,718
EARNINGS FROM OPERATIONS	1,579	1,158	4,950	6,003

NON-OPERATING INCOME/(EXPENSE)
Interest income	6	173	23	929
Interest expense	(362)	(241)	(647)	(518)
Other	2	209	1	145
	(354)	141	(623)	556
EARNINGS BEFORE INCOME TAXES	1,225	1,299	4,327	6,559
Income tax expense	426	658	1,650	2,644

NET EARNINGS	$799	$641	$2,677	$3,915

NET EARNINGS PER COMMON SHARE:
Basic	$0.02	$0.02	$0.08	$0.12
Diluted	$0.02	$0.02	$0.08	$0.12
WEIGHTED AVERAGE SHARES
Basic	33,161	33,000	33,136	33,089
Diluted	33,244	33,139	33,208	33,237

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Nine Months Ended
	October 4, 2009	September 28, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$2,677	$3,915
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,185	3,944
Fair value adjustment from acquired inventory	-	490
Deferred income taxes	476	2,616
Provision for allowances	(94)	(1)
Share based compensation	397	481
Change in estimated value of asset held for sale	-	(142)
Other non-cash items	116	(190)
Changes in assets and liabilities:
Accounts receivable	(894)	(251)
Inventories	(330)	(818)
Prepaid expenses and other current assets	519	(596)
Other assets	(7)	11
Trade accounts payable	629	(17)
Accrued salaries, wages and payroll taxes	869	149
Income taxes payable	2,299	(867)
Other current liabilities	(597)	595
Other liabilities	392	49
Net cash provided by operating activities	11,637	9,368

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition, net of cash acquired	-	(45,518)
Purchases and construction of property and equipment	(4,019)	(1,269)
Proceeds from sale of equipment	-	1,576
Purchases of marketable securities	-	(8,000)
Maturities of marketable securities	500	5,859
Proceeds from sales of marketable securities	1,005	14,411
Net cash used by investing activities	(2,514)	(32,941)

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)
(Amounts in thousands)

	Nine Months Ended
	October 4, 2009	September 28, 2008
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	-	24,500
Proceeds from employee stock purchase plan	21	23
Retirement of common stock	(7)	(691)
Loan fees paid on long-term debt	(225)	-
Repayment of borrowings	(1,111)	-
Net cash (used) provided in financing activities	(1,322)	23,832

NET INCREASE IN CASH AND CASH EQUIVALENTS	$7,801	$259

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39,088	28,666

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$46,889	$28,925

Supplementary cash flow disclosure:
Interest paid	$630	$454
Taxes paid (received), net	$(1,125)	$2,263

Non-cash transactions:
Termination of lease underlying contract termination liability	$-	$1,498

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED OCTOBER 4, 2009
(UNAUDITED)
(Amounts in thousands)

	Common Stock
	Number of	Par Value	Additional Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

BALANCE, December 31, 2008	33,243	$332	$72,894	$884	$74,110

Employee stock purchase plan	21	-	21	-	21

Issuance of restricted shares	166	2	(2)	-	-

Restricted units and restricted shares forfeited	(31)	-	-	-	-

Issuance of common stock upon vesting of restricted units	64	1	(1)	-	-

Retirement of common stock surrendered	(7)	-	(7)	-	(7)

Share based compensation	-	-	397	-	397

Net earnings for the period	-	-	-	2,677	2,677

BALANCE, October 4, 2009	33,456	$335	$73,302	$3,561	$77,198

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The unaudited interim condensed consolidated financial statements included herein reflect the consolidated operations of Theragenics Corporation and its wholly-owned subsidiaries.  The terms “Company”, “we”, “us”, or “our” mean Theragenics Corporation and all entities included in our consolidated financial statements. All material intercompany accounts and transactions have been eliminated in consolidation. These statements reflect all adjustments that are, in our opinion, necessary to present fairly the consolidated financial position, consolidated results of operations, consolidated cash flows and consolidated changes in shareholders’ equity for the periods presented. All such adjustments are of a normal recurring nature. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities at the date of the financial statements.  Pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2008, included in the Form 10-K Annual Report filed by us. The December 31, 2008 condensed consolidated balance sheet included herein has been derived from the December 31, 2008 audited consolidated balance sheet included in the aforementioned Form 10-K.  The consolidated results of operations for the period ended October 4, 2009 are not necessarily indicative of the results to be expected for a full year.

We are a medical device company serving the surgical products and cancer treatment markets, operating in two business segments. Our surgical products business consists of wound closure, vascular access, and specialty needle products.  Wound closure includes sutures, needles, and other surgical products.  Vascular access includes introducers, guidewires, and related products.  Specialty needles include coaxial, biopsy, spinal and disposable veress needles, access trocars, and other needle based products.  Our surgical products segment serves a number of markets and applications, including among other areas, interventional cardiology, interventional radiology, vascular surgery, orthopedics, plastic surgery, dental surgery, urology, veterinary medicine, pain management, endoscopy, and spinal surgery. Our brachytherapy seed business manufactures and markets our premier brachytherapy product, the palladium-103 TheraSeed® device, and I-Seed, an iodine-125 based device, which are used primarily in the minimally invasive treatment of localized prostate cancer.

On July 28, 2008, we completed the acquisition of NeedleTech Products, Inc. (“NeedleTech”).  NeedleTech is a manufacturer of specialty needles and related medical devices, and a part of our surgical products segment.  See Note C, Acquisition of NeedleTech Products, Inc.

NOTE B – RECENTLY ISSUED ACCOUNTING STANDARDS

Effective July 2009, the Financial Accounting Standards Board (“FASB”) codified accounting literature into a single source of authoritative accounting principles, except for certain authoritative rules and interpretive releases issued by the Securities and Exchange Commission. Since the codification did not alter existing U.S. GAAP, it did not have an impact on our condensed consolidated financial statements. All references to pre-codified U.S. GAAP have been removed from these condensed consolidated financial statements.

In April 2008, the FASB issued guidance on the determination of the useful life of intangible assets.  The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset.  We adopted this guidance effective January 1, 2009. This adoption did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued guidance that seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding a company’s hedging strategies, the impact on financial position, financial performance, and cash flows.  This guidance was effective on January 1, 2009 and applicable to us in May 2009 when we entered into two interest rate swap agreements.  As this guidance only required enhanced disclosures, the adoption did not have a material impact on our consolidated financial statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In April 2009, the FASB issued guidance regarding interim disclosure about the fair value of financial instruments. This guidance requires disclosures about the fair value of financial instruments for interim reporting periods and annual financial statements. We adopted this guidance effective for the three months ending July 5, 2009.  As this guidance only required enhanced disclosures, the adoption did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued guidance regarding subsequent events.  This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to the issuance of the financial statements.  It also requires disclosure of the date through which subsequent events were evaluated and the basis for that date.  We adopted this guidance effective for the three months ending July 5, 2009.  We reviewed events for inclusion in the financial statements through November 13, 2009, the date that the accompanying financial statements were issued.  As this guidance only required enhanced disclosures, the adoption did not have a material impact on our consolidated financial statements.

NOTE C – ACQUISITION OF NEEDLETECH PRODUCTS, INC.

We acquired all of the outstanding common stock of NeedleTech on July 28, 2008.  The total purchase price, including transaction costs, was approximately $44.1 million (net of cash, cash equivalents, and marketable securities acquired with an estimated fair value of approximately $5.8 million).  We paid the purchase price in cash, including $24.5 million from borrowings under our credit facility.  NeedleTech is a manufacturer of specialty needles and related medical devices.  NeedleTech’s current products include coaxial needles, biopsy needles, access trocars, brachytherapy needles, guidewire introducer needles, spinal needles, disposable veress needles, and other needle based products.  End markets served include cardiology, orthopedics, pain management, endoscopy, spinal surgery, urology, and veterinary medicine.  This transaction further diversified our surgical products business and leverages our existing strengths within these markets. The acquisition of NeedleTech was designed to forward our stated strategy of becoming a diversified medical device manufacturer, increase our breadth of offerings to existing customers, and expand our customer base of large leading-edge original equipment manufacturers.

We accounted for the acquisition of NeedleTech under the purchase method of accounting, in accordance with guidance issued by the FASB related to business combinations. The purchase price was allocated based on the fair values of the assets acquired and liabilities assumed at the date of acquisition, with the excess of the purchase price over the fair value of the net assets acquired recorded as goodwill.  Results of operations of NeedleTech are included subsequent to the acquisition date.

Pro Forma Information

The following unaudited pro forma summary combines our results with those of NeedleTech as if the acquisition had occurred at the beginning of each of the period presented.  This unaudited pro forma information is not intended to represent or be indicative of our consolidated results of operations that would have been reported for the period presented had the acquisition been completed at the beginning of each of the periods presented, and should not be taken as indicative of our future consolidated results of operations (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 28, 2008	September 28, 2008
Revenue	$19,311	$59,316
Net earnings	$408	$4,007
Earnings per share
Basic	$0.01	$0.12
Diluted	$0.01	$0.12

Certain pro forma adjustments have been made to reflect the impact of the purchase transaction, primarily consisting of amortization of intangible assets with determinate lives, reductions in interest income as a result of cash used in the acquisition, increases in interest expense resulting from borrowings under our credit facility and income taxes to reflect our effective tax rate for the period.  Pro forma net earnings for the nine months ended September 28, 2008 includes non-recurring pre-tax charges of $885,000 for amortization of the fair market value adjustments for inventory and backlog.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE D - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) or weighted average cost method, which approximates FIFO. Market is replacement cost or net realizable value. We estimate reserves for inventory obsolescence based on our judgment of future realization. Inventories were comprised of the following (in thousands):
	October 4, 2009	December 31, 2008
Raw materials	$4,926	$5,024
Work in process	3,661	3,054
Finished goods	3,104	3,488
Spare parts and supplies	1,053	848
	12,744	12,414
Allowance for obsolete inventory	(613)	(747)
	$12,131	$11,667

NOTE E - TRADENAMES

At December 31, 2008, we determined that current facts and circumstances no longer supported an indefinite life for our tradenames intangible asset.  In considering all of the facts and circumstances at that time, including the increased risk associated with our businesses as perceived by investors, the distressed general equity and credit markets, especially as these factors relate to smaller companies such as ours, and the significant economic uncertainties caused by the worsening overall economic conditions, we concluded that an indefinite life for our tradenames intangible assets was no longer supportable.  We also considered changes to our terminal value assumptions in our estimate of fair value for each reporting unit, which affected assumptions beyond year 10 in our cash flow forecasts.  Accordingly, we estimated that the remaining useful life of the recorded amount of our tradenames was 10 years, and we began to amortize tradenames over 10 years beginning in 2009. Prior to December 31, 2008, we estimated that our tradenames intangible assets had indeterminate lives and, accordingly, were not subject to amortization. Amortization expense related to our tradenames was $81,000 in the third quarter of 2009 and $243,000 for the first nine months of 2009 and is expected to be $324,000 for the year ending December 31, 2009.  Periods prior to this change will not be restated or retrospectively adjusted.

NOTE F – CREDIT AGREEMENT

In May 2009, we executed an Amended and Restated Credit Agreement (the “Credit Agreement”) with a financial institution.  The Credit Agreement provides for up to $30 million of borrowings under a revolving credit facility (the “Revolver”) and a $10 million term loan (the “Term Loan”).  The Revolver matures on October 31, 2012 with interest payable at the London Interbank Offered Rate (“LIBOR”) plus 2.25%.  Maximum borrowings under the Revolver can be increased to $40 million with the prior approval of the financial institution under an accordion feature.  The Revolver also provides for a $5 million sub-limit for trade and stand-by letters of credit.  Letters of credit totaling $946,000, representing decommission funding required by the Georgia Department of Natural Resources, were outstanding under the Credit Agreement as of October 4, 2009. The Term Loan is payable in thirty-six equal monthly installments of principal plus interest at LIBOR plus 1.75%, commencing July 1, 2009.  The Credit Agreement is unsecured, but provides for a lien to be established on substantially all of our assets upon certain events of default.  The Credit Agreement contains representations and warranties, as well as affirmative, reporting and negative covenants customary for financings of this type.  Among other things, the Credit Agreement restricts the incurrence of certain additional debt and certain capital expenditures, and requires the maintenance of certain financial ratios, including a minimum fixed charge coverage ratio, a maximum liabilities to tangible net worth ratio, and the maintenance of minimum liquid assets of $10 million, as all such ratios and terms are defined in the Credit Agreement.  We were in compliance with all covenants at October 4, 2009.  This Credit Agreement amended and restated our prior credit agreement, which was scheduled to mature on October 31, 2009 and provided for a $40 million revolving loan and letter of credit commitment.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Future maturities under our Credit Agreement for each of the twelve months following October 4, 2009 are as follows:

	2010	2011	2012	Total
Term loan	$3,333	$3,333	$2,223	$8,889
Revolver	-	-	22,000	22,000
Total	$3,333	$3,333	$24,223	$30,889

In May 2009 we also entered into certain interest rate swap agreements to manage our variable interest rate exposure.  We entered into a floating to fixed rate swap with respect to the outstanding principal amount of the Term Loan, at a fixed interest rate of 3.27%, and a separate floating to fixed rate swap with respect to $6 million of the principal amount outstanding under the Revolver, at a fixed interest rate of 4.26%.  Both interest rate swaps expire on June 1, 2012.  Our weighted average effective interest rate at October 4, 2009 was 3.1%.

NOTE G – SHARE BASED COMPENSATION

Stock Options

The following is a summary of activity in stock options outstanding during the first nine months of 2009 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate intrinsic value
Outstanding, beginning of period	1,396	$7.15
Granted	334.94
Exercised	--	--
Forfeited	(152)	4.44
Expired	(290)	8.77
Outstanding, end of period	1,288	$4.77	5.2	$116
Exercisable at end of period	808	$6.25	2.9	$--

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

We recognize compensation expense for option awards with graded vesting on a straight-line basis over the requisite service period for each separately vesting portion of the award. Compensation cost related to stock options totaled $27,000 and $165,000 for the three and nine months ended October 4, 2009, respectively, and $36,000 and $192,000 for the three and nine months ended September 28, 2008, respectively.  As of October 4, 2009 there was approximately $256,000 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of approximately 1.8 years.  No stock options were exercised during the nine months ended October 4, 2009 or September 28, 2008.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Restricted Stock

A summary of activity in non-vested restricted stock awards during the first nine months of 2009 follows (shares in thousands):

	Shares	Weighted average grant date fair value
Non-vested at January 1, 2009	231	$3.70
Granted	166	.94
Vested	(79)	3.63
Forfeited	(31)	2.43
Non-vested at October 4, 2009	287	$2.34

Fair value of restricted shares granted to employees and directors is based on the fair value of the underlying common stock at the grant date.  The fair value of the restricted stock granted to non-employees is remeasured each period until they are vested based on the fair value of the underlying common stock. Compensation expense related to restricted stock totaled approximately $72,000 and $228,000 for the three and nine months ended October 4, 2009, respectively, and $68,000 and $290,000 for the three and nine months ended September 28, 2008, respectively. As of October 4, 2009, there was approximately $277,000 of unrecognized compensation cost related to the restricted shares, which is expected to be recognized over a weighted average period of 1.7 years.  The total fair value of restricted stock vested was approximately $289,000 and $226,000 for the nine months ended October 4, 2009 and September 28, 2008, respectively.

Stock Units

As a result of forfeitures, a benefit related to stock units for the three and nine months ended September 28, 2008 was approximately $36,000 and $5,000, respectively.  All outstanding stock units were vested on December 31, 2008, and there has been no activity in stock units in 2009 other than the issuance of 64,000 shares of common stock in 2009 following the vesting on December 31, 2008.

Employee Stock Purchase Plan

The Theragenics Corporation Employee Stock Purchase Plan (the “ESPP”) allows eligible employees the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each quarterly offering period. Compensation cost related to the ESPP totaled approximately $1,000 and $4,000 for the three and nine months ended October 4, 2009, respectively, and $1,000 and $4,000 for the three and nine months September 28, 2008, respectively.  As of October 4, 2009, there were no remaining shares available for issuance under the ESPP.

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

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Major Customers

Sales to Bard under the Bard Agreement represented 48% of brachytherapy seed product revenue in the third quarter of 2009 and 46% in the first nine months of 2009 compared with 51% in both the third quarter and first nine months of 2008.  Sales to Bard under the Bard Agreement represented approximately 14% of consolidated revenue in the third quarter and 15% in the first nine months of 2009 compared with approximately 18% in the third quarter of 2008 and 22% in the first nine months of 2008.

Accounts receivable from Bard under the Bard Agreement represented approximately 41% of brachytherapy accounts receivable and 15% of consolidated accounts receivable at October 4, 2009. At December 31, 2008, accounts receivable from Bard represented approximately 48% of brachytherapy accounts receivable and 21% of consolidated accounts receivable. At October 4, 2009, one additional customer totaled 11% of brachytherapy accounts receivable but was less than 10% of consolidated accounts receivable.

One customer represented 15% of surgical products revenue in the third quarter of 2009 and 10% of consolidated revenue in the first nine months of 2009.  Another customer represented 10% of surgical products revenue in the third quarter of 2009 but less than 10% of consolidated revenue in the first nine months of 2009.  No single customer equaled or exceeded 10% of surgical products revenue for the 2008 periods.

NOTE I – FINANCIAL INSTRUMENTS AND FAIR VALUE

Financial Instruments

We are exposed to certain risks relating to our ongoing business operations. We manage our interest rate risk using interest rate swaps associated with outstanding borrowings under our Credit Agreement, as our interest rates are floating rates based on LIBOR.  We do not hold or issue interest rate swaps for trading purposes, and we hold no other derivative financial instruments other than interest rate swaps.  Our interest rate swaps are recorded as either assets or liabilities at fair value on our condensed consolidated balance sheet.  We enter into interest rate swaps that are designed to hedge our interest rate risk but are not designated as “hedging instruments”, as defined under guidance issued by the FASB.  Changes in the fair value of these instruments are recognized as interest expense on our condensed consolidated statement of earnings.  The counterparty to our interest rate swaps is the lender under our Credit Agreement.  Accordingly, we are exposed to counterparty credit risk from this financial institution. We entered into interest rate swaps based on the relationship with this financial institution as our lender and on their credit rating and the rating of their parent company. We continue to monitor our counterparty credit risk.

A roll forward of the notional value of our interest rate swaps for the nine months ended October 4, 2009 is as follows (in thousands):

Balance, December 31, 2008	$-
New contracts	16,000
Matured contracts	(1,111)
Balance, October 4, 2009	$14,889

The location and fair value of our derivative financial instruments not designated as hedging instruments in our condensed consolidated balance sheet at October 4, 2009 was as follows (in thousands):
Type	Notional Amount	Maturity	Balance Sheet Location	Fair Value Liability
Interest rate swaps	$14,889	June 2012	Other long-term liabilities	$74

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table includes information about gains and losses recognized on our derivative financial instruments not designated as hedging instruments in our condensed consolidated statement of earnings (in thousands):

	Three Months Ended October 4, 2009	Nine Months Ended October 4, 2009	Location of Loss Recognized in Income
Interest rate swaps loss	$139	$151	Interest expense

We did not have any derivative financial instruments prior to the second quarter of 2009.

Fair Value of Financial Instruments Measured at Fair Value on a Recurring Basis

We measure fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. In accordance with guidance issued by the FASB, we use a three-level fair value hierarchy to prioritize the inputs used to measure fair value. The hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

We had the following assets (liabilities) measured at fair value on a recurring basis subject to disclosure requirements:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
October 4, 2009
Interest rate swaps	$-	$(74)	$-	$(74)

December 31, 2008
Marketable securities	$1,007	$500	$-	$1,507

Our interest rate swaps are contracts with our financial institution, and are not contracts that can be traded in a ready market.   We estimate the fair value of our interest rate swaps based on the estimates of the financial institution that carry our contracts.  Estimated fair value is based on, among other things, discounted cash flows based upon current market expectations about future amounts, yield curves, and mid-market pricing.  Accordingly, we classify our interest rate swap agreements as Level 2.  Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for our interest rate swaps existed.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Financial Instruments Not Measured at Fair Value

Our financial instruments not measured at fair value consist of cash and cash equivalents, accounts receivable, and accounts payable, the carrying value of each approximating fair value due to the nature of these accounts. Our financial instruments not measured at fair value also include borrowings under our Credit Agreement.  We estimate the fair value of outstanding borrowings under our Credit Agreement based on the current market rates applicable to borrowers with credit profiles similar to us.  We entered into our current Credit Agreement in May 2009, and we estimate that the carrying value of our borrowings approximates fair value at October 4, 2009.

There were no nonfinancial assets or nonfinancial liabilities measured at fair value at October 4, 2009 or December 31, 2008.

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

In the first quarter of 2009, we changed the manner in which we allocate the cost of corporate activities to our business segments.  Operating expenses associated with corporate activities are now allocated based on the relative revenue of each business segment.  With the acquisition of NeedleTech in July 2008, the continued integration of acquired companies, the launch of our R&D program for our surgical products segment, and the program to standardize our information technology systems across all of our businesses, among other things, we believe this method more accurately reflects the utilization of our corporate resources.  This is also the method we now utilize internally to review results and allocate resources.  Previously, we charged the significant portion of expenses associated with corporate activities to the brachytherapy segment.  We have restated our segment results for the 2008 periods to reflect this change in the method of allocating corporate expenses.  This change had no effect on our consolidated results of operations previously reported for the 2008 periods.

	Three Months Ended		Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
Revenues
Surgical products	$13,354	$11,444	$40,170	$27,208
Brachytherapy seed	6,051	6,707	19,643	22,221
Intersegment eliminations	(61)	(45)	(173)	(174)
	$19,344	$18,106	$59,640	$49,255
Earnings from operations
Surgical products	$623	$202	$1,506	$1,737
Brachytherapy seed	972	933	3,449	4,248
Intersegment eliminations	(16)	23	(5)	18
	$1,579	$1,158	$4,950	$6,003
Increase in estimated value of asset held for sale
Surgical products	$--	$--	$--	$--
Brachytherapy seed	--	--	--	142
	$--	$--	$--	$142

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Three Months Ended		Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008

Capital expenditures
Surgical products	$2,453	$337	$2,938	$957
Brachytherapy seed	510	51	1,081	312
	$2,963	$388	$4,019	$1,269
Depreciation and amortization
Surgical products	$1,210	$1,059	$3,635	$2,352
Brachytherapy seed	531	518	1,550	1,592
	$1,741	$1,577	$5,185	$3,944

Fair value adjustment from acquired inventory
Surgical products	$-	$490	$-	$490
Brachytherapy seed	-	-	-	-
	$-	$490	$-	$490

We evaluate business segment performance based on segment revenue and segment earnings from operations. Earnings from operations by segment do not include interest expense, interest income, other income and expense, or provisions for income taxes.  Intersegment eliminations are primarily for surgical products segment sales transactions.

Supplemental information related to significant assets and liabilities follows (in thousands):

	October 4, 2009	December 31, 2008
Identifiable assets
Surgical products	$64,347	$62,738
Brachytherapy seed	54,093	51,731
Corporate investment in subsidiaries	111,439	111,439
Intersegment eliminations	(111,515)	(111,489)
	$118,364	$114,419
Customer relationships, net
Surgical products	$11,119	$12,742
Brachytherapy seed	~~--~~	~~--~~
	$11,119	$12,742
Other intangible assets, net
Surgical products	$5,004	$5,977
Brachytherapy seed	204	1
	$5,208	$5,978

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Information regarding revenue by geographic regions follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
Product sales
United States	$17,162	$16,070	$52,727	$44,165
Europe	1,530	1,468	4,886	3,720
Other foreign countries	344	376	1,159	660
	19,036	17,914	58,772	48,545

License and fee income
United States	137	44	385	69
Canada	171	148	483	641
	308	192	868	710
	$19,344	$18,106	$59,640	$49,255

Foreign sales are attributed to countries based on the location of the customer. The license fees attributed to Canada are with Nordion, a Canadian based company, for the license of our TheraSphere® product.  Substantially all foreign product sales are related to our surgical products segment.  All of our long-lived assets are located within the United States.

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

	Three Months Ended		Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
Net earnings	$799	$641	$2,677	$3,915

Weighted average common shares	33,161	33,000	33,136	33,089
Incremental common shares issuable under stock options and awards	83	139	72	148
Weighted average common shares outstanding assuming dilution	33,244	33,139	33,208	33,237
Earnings per share
Basic	$0.02	$0.02	$0.08	$0.12
Diluted	$0.02	$0.02	$0.08	$0.12

For the three and nine months ended October 4, 2009, potential common stock from approximately 1,007,000 and 1,288,000, respectively, stock options were not included in the diluted earnings per share calculation because their effect is antidilutive.  For the three and nine months ended September 28, 2008, potential common stock from approximately 1,396,000 stock options were not included in the diluted earnings per share calculation because their effect is antidilutive.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE L – NON-OPERATING INCOME/(EXPENSE)

Other non-operating income/(expense) consists of the following:

	Three Months Ended		Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
Realized loss on marketable securities	$--	$(2)	$--	$(254)
Gain on sale of scrap metal	--	213	--	457
Miscellaneous	2	(2)	1	(58)
Total other	$2	$209	$1	$145

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

We have substantially diversified our operations and revenues in recent years. Prior to 2005, we operated one business segment, our brachytherapy seed business.  Through 2002, our sole product was the palladium-103 TheraSeed® prostate cancer treatment device. In 2003, we began to market an iodine-125 based I-Seed prostate cancer treatment product. In May 2005, we expanded into the surgical products business with the acquisition of CP Medical Corporation (“CP Medical”).  In August 2005, we restructured our brachytherapy seed business to sharpen our focus on our two business segments and provide a more focused platform for continued diversification.  In August 2006, we acquired Galt Medical Corp. (“Galt”); and in July 2008, we acquired NeedleTech Products, Inc. (“NeedleTech”).  CP Medical, Galt, and NeedleTech comprise our surgical products business, which accounted for 69% and 67% of consolidated revenue for the three and nine months ended October 4, 2009, respectively.  Prior to May 2005, the brachytherapy seed business constituted 100% of our revenue.

New Credit Agreement

In May 2009, we executed an Amended and Restated Credit Agreement (the “Credit Agreement”) with a financial institution.  The Credit Agreement provides for up to $30 million of borrowings under a revolving credit facility (the “Revolver”) and a $10 million term loan (the “Term Loan”).  The Revolver matures on October 31, 2012 with interest payable at the London Interbank Offered Rate (“LIBOR”) plus 2.25%.  Maximum borrowings under the Revolver can be increased to $40 million with the prior approval of the financial institution under an accordion feature.  The Term Loan is payable in equal monthly installments over 36 months, which commenced July 1, 2009 (totaling $3.3 million annually), plus interest at LIBOR plus 1.75%.  We also entered into interest rate swap agreements to hedge our interest rate risk.  We entered into a floating to fixed rate swap with respect to the outstanding principal amount of the Term Loan, at a fixed interest rate of 3.27%, and a separate floating to fixed rate swap with respect to $6 million of the principal amount outstanding under the Revolver, at a fixed interest rate of 4.26%.  This new Credit Agreement replaces the credit agreement that would have matured in October 2009.  See “Credit Agreement” under “Liquidity and Capital Resources” below for additional information.

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

NeedleTech is a manufacturer of specialty needles and related medical devices.  Its current products include coaxial needles, biopsy needles, access trocars, brachytherapy needles, guidewire introducer needles, spinal needles, disposable veress needles, and other needle based products.  End markets served include the cardiology, orthopedics, pain management, endoscopy, spinal surgery, urology, and veterinary medicine markets.  We believe the acquisition of NeedleTech will forward our stated strategy of becoming a diversified medical device manufacturer, will increase our breadth of offerings to our existing customers and will expand our customer base of large leading-edge OEMs. The results of NeedleTech’s operations were included in our consolidated results subsequent to acquisition.

Results of Operations

Change in Segment Reporting

In the first quarter of 2009, we changed the manner in which we allocate the cost of corporate activities to our business segments.  Operating expenses associated with corporate activities are now allocated based on the relative revenue of each business segment.  With the acquisition of NeedleTech in July 2008, the continued integration of acquired companies, the launch of our R&D program for our surgical products segment in late 2008, and our program to standardize our information technology systems across all of our businesses, among other things, we believe this method more accurately reflects the utilization of corporate resources.  We also utilize this method internally to review results and allocate resources.  Previously, we charged the significant portion of expenses associated with corporate activities to our brachytherapy segment.  We have restated our segment results for the 2008 period to reflect this change in the method of allocating corporate expenses.  This change did not affect the reported amounts of segment revenue.  This change also had no effect on our consolidated results of operations previously reported for the 2008 periods.

Revenue

Following is a summary of revenue by segment (in thousands):

	Three Months Ended			Nine Months Ended
	October 4, 2009	September 28, 2008	Change (%)	October 4, 2009	September 28, 2008	Change (%)
Surgical products	$13,354	$11,444	16.7%	$40,170	$27,208	47.6%
Brachytherapy seed	6,051	6,707	(9.8%)	19,643	22,221	(11.6%)
Intersegment eliminations	(61)	(45)	35.6%	(173)	(174)	(0.6%)
Consolidated	$19,344	$18,106	6.8%	$59,640	$49,255	21.1%

Surgical Products Segment

Revenue in our surgical products business increased 17% in the third quarter of 2009 and 48% in the first nine months of 2009 compared to the 2008 periods primarily as a result of our NeedleTech acquisition.  On a pro forma basis, as if the NeedleTech acquisition had occurred on January 1, 2008, revenue in our surgical products segment would have increased 6% in the quarter and 8% in the first nine months of 2009 compared to the 2008 periods.  Our open orders were $13.1 million at October 4, 2009.  Open orders are not guaranteed shipments, and they are subject to cancellation or delay. A significant portion of the revenues in our surgical business is generated by sales to OEMs and a network of distributors.  Ordering patterns of these customers vary and are difficult to predict.  Accordingly, surgical products revenue is subject to fluctuation, especially on a quarter-to-quarter basis.  In addition, the volatility and disruptions in the U.S. and global economies and credit markets, and other uncertainties due to the economic slowdown have had an effect on our surgical product revenue.  As general economic conditions worsened in the fourth quarter of 2008, scheduled shipping dates for our open orders during the fourth quarter were farther out than we historically experienced.  We believe the lengthening lead times, at least in part, reflected our customers’ response to efforts by hospitals to reduce inventories and conserve cash.  We have not experienced a similar delay in requested shipping dates during the first nine months of 2009.  We do not know whether this indicates a return to our historical lead times.  Looking forward, we expect that the difficult economic climate and macroeconomic uncertainties generally will continue to affect our surgical products business at least through 2009 and into 2010, and perhaps make the fluctuations in our results even more volatile from period to period.

Brachytherapy Seed Segment

Brachytherapy product sales decreased 10% in the third quarter of 2009 and 12% in the first nine months of 2009 compared to the 2008 periods.  We believe that the industry wide decline in prostate brachytherapy procedure volume experienced in 2008 continued in 2009.  Some newer forms of treatment have increased their market share, especially those with Medicare reimbursement levels that are higher than reimbursement levels for brachytherapy.  These newer forms of alternative treatments include Intensity Modulated Radiation Therapy (“IMRT”) and robotic surgery.  We cannot predict when this industry wide decline in procedure volume will stabilize and expect continued softness in brachytherapy revenue for the remainder of 2009 and into 2010.  Our revenues also continue to be affected by the performance of our main distributor.  Sales to this distributor declined 17% in the third quarter of 2009 and 21% in the first nine months of 2009 compared with the 2008 periods. We also maintain our own internal brachytherapy sales force that sells TheraSeed® and I-Seed directly to hospitals and physicians. Our direct sales declined 9% in the third quarter and 8% in the first nine months of 2009 compared to 2008.  Revenue from direct sales was 48% of total brachytherapy segment product revenue in the third quarter of 2009 and 49%  in the first nine months of 2009.  In addition to competition from treatment options that enjoy favorable reimbursement rates, we believe brachytherapy seed revenue is affected by disruptive pricing from other brachytherapy providers and uncertainties surrounding reimbursement as discussed below.  The average selling price of the TheraSeed® device sold directly to hospitals and physicians during the third quarter and the first nine months of 2009 was comparable to the 2008 period.

We have two non-exclusive distribution agreements in place for the distribution of the TheraSeed® device.  The primary distribution agreement is with C. R. Bard (“Bard”), which is effective through December 31, 2010 (the “Bard Agreement”). Sales under the Bard Agreement represented 48% of brachytherapy product revenue in the third quarter of 2009 and 46% in the first nine months of 2009 versus 51% in both the comparable 2008 periods.  Sales under the Bard Agreement represented approximately 14% of consolidated revenue in the third quarter and 15% in the first nine months of 2009 versus approximately 18% of consolidated revenue in the third quarter and 22% in the first nine months of 2008.  The terms of the Bard Agreement provide for automatic one-year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires on December 31, 2010 and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2009.  We also have a non-exclusive distribution agreement in place with a second distributor, though revenue generated from the second distributor was not material.

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

Operating income and costs and expenses

Following is a summary of operating income by segment (in thousands):

	Three Months Ended			Nine Months Ended
	October 4, 2009	September 28, 2008	Change (%)	October 4, 2009	September 28, 2008	Change ($)

Surgical products	$623	$202	208.4%	$1,506	$1,737	(13.3%)
Brachytherapy seed	972	933	4.2%	3,449	4,248	(18.8%)
Intersegment eliminations	(16)	23	(169.6%)	(5)	18	(127.8%)

Consolidated	$1,579	$1,158	36.4%	$4,950	$6,003	(17.5%)

Surgical Products Segment

Operating income in our surgical products segment included the results of NeedleTech subsequent to our acquisition on July 28, 2008.  Accordingly, NeedleTech was included in our consolidated results for all of 2009 but only for two months in the 2008 periods.

Operating income in our surgical products segment was $623,000 in the third quarter of 2009 compared to $202,000 in the third quarter of 2008.  For the year to date periods, operating income was $1.5 million in 2009 compared to $1.7 million in 2008.  A number of factors affected the comparability between the 2009 and 2008 periods.  In the third quarter of 2009, our gross profit (revenue less cost of sales) was 41% of revenue, compared to 38% in 2008.   For the nine-month period, our gross profit was 40% of sales in 2009 compared to 44% in 2008.  In the 2008 periods our gross profit was reduced by $590,000 of non-cash charges related to the third quarter acquisition of NeedleTech.  These charges did not recur in the 2009 periods.  However, our product and sales channel mix changed subsequent to the NeedleTech acquisition, with a larger proportion of sales being made to OEM customers.  These sales typically carry lower gross profit as a percentage of sales than sales to our distributors and our direct sales. We also experienced pricing pressures in the 2009 periods, which we believe were at least in part caused by the general macroeconomic uncertainties.  Going forward, we expect our gross profit as a percentage of sales will continue to be affected by changes in our product and sales channel mix, and by continued pricing pressures.

Operating income in our surgical products business in 2009 was also affected by increased investments in our research and development (“R&D”) program.  R&D expenses increased $159,000 in the third quarter of 2009 and $1.1 million for the first nine months of 2009 over the comparable 2008 periods.  Our R&D program was launched in the second half of 2008.  This R&D program is focused on product extensions, next generation products, and new products that are complementary to our current product lines, and that support our customers’ product lines.  Our R&D program is directed toward 510(k) products, and not on products that require lengthy and expensive clinical trials.  We have recently been reassessing the projects in our R&D program, in an effort to focus on opportunities with a more immediate impact.  We believe that opportunities to support programs for our customers may be more attractive for us than developing new products. We expect to continue to invest in infrastructure and R&D during 2009 as investments are made to support anticipated future growth and to develop products to address growth opportunities in our surgical products business. Looking forward, our quarterly results are expected to be affected by the timing of these investments. Also affecting comparability between the 2009 and 2008 periods is the allocation of our corporate costs. We now allocate corporate costs based on the relative revenue of each of our two business segments.   Because our surgical products segment comprised more of our consolidated revenue in the 2009 periods, primarily due to the inclusion of NeedleTech in our consolidated results, corporate costs allocated to our surgical products segment increased  by $125,000 in the third quarter and $1.0 million in the first nine months of the year, compared to the 2008 periods.    Finally, we recorded amortization expense related to our tradenames intangible assets totaling $81,000 in the third quarter of 2009 and $243,000 in the first nine months of 2009.  We did not record any amortization in the comparable 2008 periods.  Amortization of our tradenames intangible assets resulted from our reassessment of their useful lives during impairment testing at December 31, 2008. Total amortization expense from tradename amortization is expected to be $324,000 for the full year in 2009.

We expect to move our specialty needle manufacturing operation into a new facility during 2010.   While we are planning for the move now in an effort to minimize any disruptions, moving expenses and the transition will have a short-term effect on our results during the period of the move.  In anticipation of the move, we may build inventory of our specialty needle products.

Brachytherapy Seed Segment

Operating income in our brachytherapy business was $972,000 in the third quarter of 2009 compared to $933,000 in 2008.  For the year to date period, operating income was $3.4 million in 2009 compared to $4.2 million in 2008.   Manufacturing related expenses in our brachytherapy business tend to be relatively fixed in nature.  Accordingly, even modest declines in revenue have a negative impact on operating income.  Gross margins and operating income in our brachytherapy seed business are expected to continue to be highly dependent on sales levels due to this high fixed cost component.  Selling, general and administrative expenses (“SG&A”) decreased in the 2009 periods, including the elimination of carrying costs for our former Oak Ridge facility, which was sold in July 2008.  There was also a reduction in advertising in the third quarter of 2009 due to the timing of advertisements.   The nine-month 2008 period also included a $142,000 benefit from the sale of our Oak Ridge facility.  No such benefit was realized in the 2009 periods.  Finally, operating income in our brachytherapy business also benefited from a reduction in the allocation of corporate costs in the 2009 periods.  We now allocate corporate costs based on the relative revenue of each of our two business segments.  Because our brachytherapy revenue comprised less of our consolidated revenue in 2009, mainly due to the inclusion of NeedleTech in our consolidated results, corporate costs allocated to our brachytherapy business declined $92,000 in the third quarter and $468,000 in the first nine months of the year, compared to the 2008 periods.

Non operating income/expense

Interest income decreased to $6,000 in the third quarter of 2009 from $173,000 in the third quarter of 2008 and to $23,000 in the first nine months of 2009 from $929,000 in the first nine months of 2008 due to significantly lower yields on our investment portfolio.  In the 2008 periods we had significant investments in auction rate securities.  These investments provided relatively higher returns than we are currently experiencing, but these investments also turned out to be illiquid and very risky.  The auction rate security market continues to be relatively illiquid and riskier than expected.  We liquidated our auction rate securities in late 2008 and early 2009 at full value and without incurring any losses to principal.  However, due to the uncertainties and risks inherent in the current investment and credit markets, our investment portfolio in 2009 is much more conservatively invested than it was last year.  All of our investments are currently held in banks, U.S. Treasury Bills or highly rated money market accounts.  Looking forward, we may invest our funds in higher yielding investments if those investments meet the conservative criteria established by our investment policies and the macroeconomic outlook becomes clearer.  Funds available for investment have and will continue to be utilized for our current and future expansion programs, for strategic opportunities for growth and diversification, and for installment payments on the Term Loan. As funds continue to be used for these purposes, and as interest rates continue to change, we expect interest income to fluctuate accordingly.

Interest expense increased to $362,000 in the third quarter of 2009 from $241,000 in the third quarter of 2008 and increased to $647,000 in the first nine months of 2009 from $518,000 in the first nine months of 2008.  The increased interest expense in the 2009 periods was a result of higher outstanding borrowings in the 2009 periods due to borrowings made for the NeedleTech acquisition.  Somewhat offsetting the increased borrowings was a lower effective interest rate during most of the first nine months of 2009.  Our weighted average effective interest rate was 3.1% at October 4, 2009.  In addition, fair value adjustments related to our interest rate swaps are included in interest expense.  Such fair value adjustments totaled unrealized losses of $84,000 in the third quarter and $74,000 in the year to date period.

We manage our interest rate risk using interest rate swaps associated with outstanding borrowings under our credit agreement, as our interest rates are floating rates based on LIBOR.  We do not hold or issue interest rate swaps for trading purposes, and we hold no other derivative financial instruments other than interest rate swaps. We enter into interest rate swaps that are designed to hedge the interest rate risk but are not designated as “hedging instruments”, as defined under guidance issued by the FASB.  Changes in the fair value of these instruments are recognized as interest expense.  Such changes in fair value are based on, among other things, discounted cash flows based upon current market expectations about future amounts, yield curves, and mid-market pricing.  Accordingly, the fair value of our interest rate swaps is subject to fluctuation and may have a significant effect on our results of operations in future periods.   Additionally, the counterparty to our interest rate swaps is the lender under our Credit Agreement.  Accordingly, we are exposed to counterparty credit risk from this financial institution. We entered into interest rate swaps based on the relationship with this financial institution as our lender and on their credit rating and the rating of their parent company. We continue to monitor our counterparty credit risk.

Income tax expense

Our effective income tax rate for the third quarter and first nine months of 2009 was 35% and 38%, respectively, compared to 51% and 40%, respectively, for each of the 2008 periods. These rates include federal and state income taxes.  The tax rate in the 2008 periods was significantly higher than our normal rates because of  the non-cash write off of a deferred income tax asset related to certain non-qualified stock options.  These options expired unexercised in the third quarter of 2008, requiring us to write off the $302,000 deferred tax asset associated with them in that period. This income tax expense amount is not related to the amount of pre-tax income and, accordingly, had a significant effect on our 2008 tax rate.  We expect our 2009 year to date tax rate to be more reflective of our rates going forward.  However, our tax rates can be significantly affected by, among other things, tax expense for items unrelated to actual taxable income, such as the write-off of deferred tax assets associated with share based compensation.  Accordingly, our tax rate for financial reporting purposes going forward is subject to significant fluctuations.

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

When we have goodwill or other intangible assets not subject to amortization recorded in our consolidated balance sheet, we perform our annual impairment assessment during the fourth quarter. We also make judgments about goodwill and other intangible assets not subject to amortization whenever events or changes in circumstances indicate that impairment in the value of such asset recorded on our consolidated balance sheet may exist. The timing of an impairment test may result in charges to our consolidated statements of income in future reporting periods that could not have been reasonably foreseen in prior periods.

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

The most recent goodwill and intangible assessment was performed in the fourth quarter of 2008.  We determined that all of our goodwill was impaired and that a portion of our tradenames intangible asset was impaired, and these impairment charges were recorded in the fourth quarter of 2008.

Our market capitalization declined significantly in the fourth quarter of 2008, along with the significant declines in the overall market value of all of the major stock markets in the United States and around the world.  We considered our market capitalization when we developed the appropriate discount rates and comparable company market multiples for purposes of estimating the fair value of our reporting units.  The significant decline in our market capitalization resulted in discount rates that were considerably higher, and comparable company market multiples that were considerably lower, than the discount rates and comparable company market multiples we previously considered appropriate.  The most significant assumption leading to our impairment charges in the fourth quarter of 2008 was the various discount rates for our reporting units, all of which exceeded 20% at that point in time.  We attempted to identify the underlying reasons for this circumstance.  We considered many factors, including: the conditions of the companies in our sectors; unusual short selling or other unusual activity in the trading of our common stock; and whether the overall general economic outlook and stock market declines could be considered as “temporary.”  We were unable to identify any of these factors as directly affecting the decline in our market capitalization.  The long-term expectations for our reporting units did not materially change during the period.  We concluded that the significant increase in our discount rates and decrease in our comparable company market multiples was a result of the increased risk associated with the distressed equity and credit markets generally, especially as these factors relate to a small company such as ours.  In addition, we believe the increasing prevalence of shareholders and investors trading securities outside of traditional stock exchanges contributes to share price volatility, especially over the short term.  Finally, the scarcity of capital, especially for smaller companies, affects the risks associated with investments in its common stock and its share price.

In connection with our goodwill and tradenames impairment testing in the fourth quarter of 2008, we also assessed the estimated useful lives of our tradenames.  At December 31, 2008, we determined that current facts and circumstances no longer supported an indefinite life for our tradenames intangible asset.  In considering all of the facts and circumstances at that time, including the increased risk associated with our businesses as perceived by investors, the distressed general equity and credit markets, especially as these factors relate to smaller companies such as ours, and the significant economic uncertainties caused by the worsening overall economic conditions, we concluded that an indefinite life for our tradenames intangible assets was no longer supportable.  We also considered changes to our terminal value assumptions in our estimate of fair value for each reporting unit, which affected assumptions beyond year 10 in our cash flow forecasts.  Accordingly, we estimated that the remaining useful life of the recorded amount of our tradenames was 10 years, and we began to amortize tradenames over 10 years beginning in 2009. Prior to December 31, 2008, we estimated that our tradenames intangible assets had indeterminate lives and, accordingly, were not subject to amortization. Amortization expense related to our tradenames was $81,000 in the third quarter of 2009 and $243,000 for the first nine months of 2009 and is expected to be $324,000 for the year ending December 31, 2009.  Periods prior to this change were not restated or retrospectively adjusted.

New Accounting Pronouncements

Effective July 2009, the Financial Accounting Standards Board (“FASB”) codified accounting literature into a single source of authoritative accounting principles, except for certain authoritative rules and interpretive releases issued by the Securities and Exchange Commission. Since the codification did not alter existing U.S. GAAP, it did not have an impact on our condensed consolidated financial statements. All references to pre-codified U.S. GAAP have been removed from this Form 10-Q.

In April 2008, the FASB issued guidance on the determination of the useful life of intangible assets.  The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset.  We adopted this guidance effective January 1, 2009.  This adoption did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued guidance that seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding a company’s hedging strategies, the impact on financial position, financial performance, and cash flows.  This guidance was effective on January 1, 2009 and applicable to us in May 2009 when we entered into two interest rate swap agreements.  As this statement only required enhanced disclosures, the adoption did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued guidance regarding interim disclosure about the fair value of financial instruments.  This guidance requires disclosures about the fair value of financial instruments for interim reporting periods and annual financial statements. We adopted this guidance effective for the three months ending July 5, 2009.  As this guidance only required enhanced disclosures, the adoption did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued guidance regarding subsequent events.  This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to the issuance of the financial statements.  It also requires disclosure of the date through which subsequent events were evaluated and the basis for that date.  We adopted this guidance effective for the three months ending July 5, 2009.  We reviewed events for inclusion in the financial statements through November 13, 2009, the date that the accompanying financial statements were issued.  As this guidance only required enhanced disclosures, the adoption did not have a material impact on our consolidated financial statements.

Liquidity and Capital Resources

We had cash and cash equivalents of $46.9 million at October 4, 2009, compared to $39.1 million at December 31, 2008. The aggregate increase in cash and cash equivalents was primarily the result of cash generated from operations, partially offset by capital expenditures, repayment of borrowings and loan closing costs.

Cash provided by operations was $11.6 million and $9.4 million during the first nine months of 2009 and 2008, respectively. Cash provided by operations consists of net earnings plus non-cash expenses such as depreciation, amortization, deferred income taxes and changes in balance sheet items such as accounts receivable, inventories, income taxes, and payables.  Net earnings for the first nine months of 2009 was $2.7 million, compared to $3.9 million in the first nine months of 2008.  However, cash provided from operations increased in the 2009 period primarily as a result of a $1.5 million income tax refund received in 2009 and higher non-cash depreciation and amortization charges in 2009. During 2008 we sold our Oak Ridge facility and generated an income tax loss.  In the second quarter of 2009, the use of this income tax loss allowed us to recover $1.5 million of income taxes previously paid during 2008.  The use of this loss also allowed us to reduce income taxes payable in 2009. We have no remaining tax losses from the sale of our Oak Ridge facility and expect to pay income taxes at normal rates going forward.

Working capital was $59.7 million at October 4, 2009 compared to $28.1 million at December 31, 2008.  The increase in working capital is mainly due to the classification of $27.6 million of outstanding borrowings under our Credit Agreement as long-term at October 4, 2009.  These borrowings were classified as short-term at December 31, 2008.  We obtained a new Credit Agreement in May 2009.  See “Credit Agreement” below.

Capital expenditures totaled $4.0 million and $1.3 million during the first nine months of 2009 and 2008, respectively.  2009 capital expenditures include approximately $1.8 million for the purchase of a new specialty needle manufacturing facility.  This is a base facility and requires extensive improvements and remodeling.  We expect to move our specialty needle manufacturing operation into this new facility during 2010.  We have also  invested in standardizing our information technology (“IT”) systems in 2009.  Our strategic IT initiative is designed to improve efficiencies and better support all of our businesses, employees and customers. These two programs, along with our continued investments to support growth in our surgical products business and our capital expenditures in the normal course of business, could increase our capital expenditure level to as much as $10 million to $12 million over the next twelve to eighteen months.

Cash used in financing activities in the first nine months of 2009 was $1.3 million and related primarily to our new Credit Agreement, including principal repayments as required by our new Credit Agreement.  See “Credit Agreement” below.  Cash provided by financing activities in the first nine months of 2008 consisted primarily of the $24.5 million proceeds from our then existing credit agreement, which was used in our NeedleTech acquisition.  This was partially offset by $691,000 for the payment of certain expenses for which we were indemnified and reimbursed by receipt of 202,000 shares of our common stock.  Those shares were subsequently retired.

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

Research and Development

R&D expenses were $521,000 in the third quarter of 2009 compared to $373,000 in the third quarter of 2008 and $1.7 million in the first nine months of 2009 compared to $667,000 in the comparable 2008 period.  These increases are a result of the R&D program we launched in our surgical products segment in the second half of 2008.  This R&D program is focused on product extensions, next generation products, and new products that are complementary to our current product lines.  Our R&D program is directed toward 510(k) products, and not on products that require lengthy and expensive clinical trials.  We have recently been reassessing the projects in our R&D program, in an effort to focus on opportunities with a more immediate impact.  We believe that opportunities to support programs for our customers may be more attractive for us than developing new products.  We expect to continue to use cash to support growth in the surgical products segment, especially for this R&D program.  Our R&D expenses thus far in 2009 are reflective of our current expectations for R&D expenses over the next twelve months.  However, R&D expenses are highly dependent on opportunities as they are identified.  Accordingly, our investments in R&D may increase significantly in future periods.

Credit Agreement

In May 2009, we executed an Amended and Restated Credit Agreement (the “Credit Agreement”) with a financial institution.  The Credit Agreement provides for up to $30 million of borrowings under a revolving credit facility (the “Revolver”) and a $10 million term loan (the “Term Loan”).  The Revolver matures on October 31, 2012 with interest payable at the London Interbank Offered Rate (“LIBOR”) plus 2.25%.  Maximum borrowings under the Revolver can be increased to $40 million with the prior approval of the lender under an accordion feature.  The Revolver also provides for a $5 million sub-limit for trade and stand-by letters of credit.  Letters of credit totaling $946,000, representing decommission funding required by the Georgia Department of Natural Resources, were outstanding under the Credit Agreement as of October 4, 2009. The Term Loan is payable in thirty-six equal monthly installments of principal plus interest at LIBOR plus 1.75%, commencing July 1, 2009.  The Credit Agreement is unsecured, but provides for a lien to be established on substantially all of our assets upon certain events of default.  The Credit Agreement contains representations and warranties, as well as affirmative, reporting and negative covenants customary for financings of this type.  Among other things, the Credit Agreement restricts the incurrence of certain additional debt and certain capital expenditures, and requires the maintenance of certain financial ratios, including a minimum fixed charge coverage ratio, a maximum liabilities to tangible net worth ratio, and the maintenance of minimum liquid assets of $10 million, as all such ratios and terms are defined in the Credit Agreement.  We were in compliance with all covenants at October 4, 2009.  This Credit Agreement amended and restated the prior credit agreement, which was scheduled to mature on October 31, 2009 and provided for a $40 million revolving loan and letter of credit commitment.

Future maturities under our Credit Agreement for each of the twelve months following October 4, 2009 are as follows:

	2010	2011	2012	Total
Term loan	$3,333	$3,333	$2,223	$8,889
Revolver			22,000	22,000
Total	$3,333	$3,333	$24,223	$30,889

In May 2009 we also entered into certain interest rate swap agreements to manage our variable interest rate exposure.  We entered into a floating to fixed rate swap with respect to the entire principal amount of the Term Loan, at a fixed interest rate of 3.27%, and a separate floating to fixed rate swap with respect to $6 million of the principal amount outstanding under the Revolver, at a fixed interest rate of 4.26%.  Both interest rate swaps expire on June 1, 2012.  Our weighted average effective interest rate at October 4, 2009 was 3.1%.

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

Consistent with proposals that CMS attempted unsuccessfully to implement in recent years, CMS posted a final OPPS rule on October 30, 2009 with fixed prospective payment rates for brachytherapy seeds.  The proposed use of prospective payment rates would fix the per seed rate at which Medicare would reimburse hospitals during calendar year 2010.  We expect to continue to support efforts to urge Congress and CMS against finalizing this rule by extending the current “pass-through” reimbursement policies beyond 2009.  The potential for fixed reimbursement rates after the expiration of the 2008 Act on December 31, 2009 and other factors can be expected to lead to continued pricing pressure from hospitals and other health care providers. Any of these factors could have an adverse effect on brachytherapy revenue.

Forward Looking and Cautionary Statements

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding sales, marketing and distribution efforts, ordering patterns of customers, our direct sales organization and its growth and effectiveness, third-party reimbursement, CMS policy, sales mix, effectiveness and continuation of non-exclusive distribution agreements, pricing for the TheraSeed® and I-Seed devices, anticipated growth in the surgical products business segment, plans to increase speciality needle manufacturing capacity, future cost of sales and gross margins, R&D efforts and expenses (including our centralized, corporate-wide R&D initiative), investment in additional personnel, infrastructure and capital assets, implementation of information technology systems, SG&A expenses, other income, potential new products and opportunities, expected changes in interest income and interest expenses, results in general, plans and strategies for continuing diversification, valuation of cash equivalents and marketable securities, and the sufficiency of our liquidity and capital resources. From time to time, we may also make other forward-looking statements relating to such matters as well as statements relating to anticipated financial performance, business prospects, technological developments and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with new product development cycles, effectiveness and execution of marketing and sales programs of our business segments and their distributors, competitive conditions and selling tactics of our competitors, potential changes in third-party reimbursement (including CMS), changes in product pricing by our brachytherapy business segment, changes in cost of materials used in production processes, continued acceptance of our products by the market, potential changes in demand for the products manufactured and sold by our brachytherapy and surgical products segments, integration of acquired companies into the Theragenics organization, ability and resources to implement an information technology system, capitalization on opportunities for growth within our surgical products business segment, competition within the medical device industry, development and growth of new applications within our markets, competition from other methods of treatment, ability to execute on acquisition opportunities on favorable terms and successfully integrate any acquisition, the ability to realize our estimate of fair value upon sale or other liquidation of marketable securities and cash equivalents that we may hold, the success of our hedging strategies using interest rate swaps to manage our interest rate risk, volatility in U.S. and global stock markets, economic conditions generally, potential changes in tax rates and market interest rates, the effect of current difficulties in the credit markets on our business, and the risks identified elsewhere in this report, including without limitation the Risk Factors Section hereof.  All forward looking statements and cautionary statements included in this document are made as of the date hereof based on information available to us, and we assume no obligation to update any forward looking statement or cautionary statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to market risk as a result of changing interest rates on a portion of our borrowings under our Credit Agreement.  Under our Credit Agreement we have outstanding borrowings of $8.9 million under a Term Loan that is payable in equal monthly installments of approximately $278,000 through July 2012.  Interest is payable at LIBOR plus 1.75%.  We have entered into a floating to fixed rate swap agreement that expires in July 2012 with respect to the outstanding amount of the Term Loan at a fixed interest rate of 3.26%.  We also have outstanding borrowings of $22 million under the Revolver component of our Credit Agreement.  The Revolver matures in October 2012. Interest on outstanding borrowings under the Revolver is payable at LIBOR plus 2.25%. We entered into a separate floating to fixed rate swap that expires in July 2012 with respect to $6 million of the principal amount outstanding under the Revolver at a fixed interest rate of 4.26%.   Accordingly, we are exposed to changes in interest rates on outstanding borrowings under our Revolver in excess of $6 million. A hypothetical 1% change in the interest rate applicable to the borrowings in excess of $6 million would result in an increase or decrease in interest expense of $160,000 per year before income taxes, assuming the same level of borrowings.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 4, 2009, the end of the period covered by this report. We acquired NeedleTech Products, Inc. (“NeedleTech”) on July 28, 2008.  Since the date of acquisition, we have been focusing on analyzing, evaluating, and implementing changes in NeedleTech’s procedures and controls to determine their effectiveness and to make them consistent with our disclosure controls and procedures.  Prior to our acquisition of NeedleTech, they were not required to maintain disclosure controls and procedures or maintain, document and assess internal control over financial reporting, in each case as required under the rules and regulation of the U.S. Securities and Exchange Commission.  Accordingly, we expect that it will take several months to continue to analyze NeedleTech’s procedures and controls and expect to make additional changes to those controls in the future.  As permitted by guidance issued by the staff of the U.S. Securities and Exchange Commission, NeedleTech has been excluded from the scope of our quarterly discussion of material changes in internal control over financial reporting below.  We have performed additional procedures to review accounting records and substantiate the financial information of NeedleTech included in this report.  NeedleTech was included in our results of operations subsequent to our acquisition on July 28, 2008 and constituted 24% of our consolidated revenues for the first nine months of 2009 and 19% of consolidated assets as of October 4, 2009.

No changes in our internal control over financial reporting were identified as having occurred during the quarter ended October 4, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described above with respect to NeedleTech. Changes to processes, information technology systems, and other components of internal control over financial reporting resulting from the acquisition of NeedleTech, as described above, are expected as the integration proceeds.

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

The adoption of healthcare reform in the United States may adversely affect our business, financial condition and results of operations.

Various committees of the U.S. Congress have proposed significant reforms to the U.S. healthcare system. The proposals include provisions that, among other things, could reduce and/or limit Medicare reimbursement, create a national healthcare system and impose new and/or increased taxes. One proposed bill would require the medical device industry to subsidize healthcare reform in the form of a $4 billion annual excise tax on medical device sales. We cannot predict what healthcare initiatives, if any, will be implemented. Many of the proposed reforms, if enacted at the federal or state level, could reduce medical procedure volumes, impact the demand for our products or prices at which we sell our products, and/or increase our cost of doing business, any of which could have a material adverse effect on our business, financial condition and results of operations.

Changes in FDA requirements for obtaining 510(k) approval to market and sell medical device products in the U.S. may adversely affect our business, financial condition and results of operations.

The U.S. Food and Drug Administration (FDA) has recently requested that the Institute of Medicine (IOM) perform a study on whether legislative, regulatory or administrative changes are needed to the FDA’s 510(k) program.  The IOM report is due in 2011.  The FDA also announced an internal working group to evaluate and improve the consistency of FDA decision making in the clearance process, and recently released an internal report in which FDA officials questioned the 510(k) process in general.  Various committees of the U.S. Congress have also indicated that they may consider investigating the FDA’s 510(k) process.  Under the current 510(k) rules, certain types of medical device can obtain  FDA approval without lengthy and expensive clinical trials.  Among our product offerings, those products that require FDA approval have received such approval under the 510(k) rules.  Our R&D programs and new product programs contemplate obtaining any required FDA approvals under the current 510(k) rules.  Any changes to the current 510(k) or related FDA rules that make such rules more stringent or require more clinical data, can significantly increase the time and costs associated with bringing new products to market.  This may have a material adverse effect on our business, financial condition and results of operations.

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

REGISTRANT:
THERAGENICS CORPORATION
Date: November 13, 2009	By:	/s/ M. Christine Jacobs
M. Christine Jacobs Chief Executive Officer

Date: November 13, 2009	By:	/s/ Francis J. Tarallo
Francis J. Tarallo Chief Financial Officer