Form 10-K
period 2009-12-31
THERAGENICS CORP
filed 2010-03-15
CIK 795551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _________ TO ________

COMMISSION FILE NO. 001 - 14339

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, as determined by reference to the closing price of the Common Stock as reported on the New York Stock Exchange on July 5, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $41,953,665.

As of March 11, 2010 the number of shares of Common Stock, $.01 par value, outstanding was 33,615,530.

Documents incorporated by reference: Proxy Statement for the registrant’s 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2009 is incorporated by reference in Part III herein.

THERAGENICS CORPORATION® AND SUBSIDIARIES

TABLE OF CONTENTS

Page
PART I
Item 1.	Business	I-1
Item 1A.	Risk Factors	I-11
Item 1B.	Unresolved Staff Comments	I-20
Item 2.	Properties	I-20
Item 3.	Legal Proceedings	I-20
Item 4.	Reserved	I-20

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	II-1
Item 6.	Selected Financial Data	II-2
Item 7.	Management’s Discussion and Analysis of Financial Condition and Operations	II-4
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	II-20
Item 8.	Financial Statements and Supplementary Data	II-21
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	II-21
Item 9A(T).	Controls and Procedures	II-21
Item 9B.	Other Information	II-23

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	III-1
Item 11.	Executive Compensation	III-1
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	III-1
Item 13.	Certain Relationships and Related Transactions, and Director Independence	III-1
Item 14.	Principal Accounting Fees and Services	III-1

PART IV
Item 15.	Exhibits	IV-1

	Signatures	IV-5

Part I

Item 1. BUSINESS

Overview

Theragenics Corporation®, a Delaware corporation formed in 1981, is a medical device company serving the surgical products and cancer treatment markets, operating in two business segments.  The terms “Company”, “we”, “us”, or “our” mean Theragenics Corporation and all entities included in our consolidated financial statements.

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

In our brachytherapy seed business, we produce, market and sell TheraSeed®, our premier palladium-103 prostate cancer treatment device; I-Seed, our iodine-125 based prostate cancer treatment device; and other related products and services. We are the world’s largest producer of palladium-103, the radioactive isotope that supplies the therapeutic radiation for our TheraSeed® device. Physicians, hospitals and other healthcare providers, primarily located in the United States, utilize the TheraSeed® device. Almost half of our TheraSeed® sales were channeled through one third-party distributor in 2009. We also maintain an in-house sales force that sells our TheraSeed® and I-Seed devices directly to physicians.

We have substantially diversified our operations and revenues in recent years. In May 2005, we expanded into the surgical products business with the acquisition of CP Medical Corporation (“CP Medical”). In August 2005 we restructured our brachytherapy seed business in order to sharpen our focus on our two business segments and provide a more focused platform for continued diversification.  In August 2006 we acquired Galt Medical Corp. (“Galt”) and in July 2008, we acquired NeedleTech Products, Inc. (“NeedleTech”).  CP Medical, Galt and NeedleTech comprise our surgical products business, which accounted for 69% of consolidated revenue in 2009. Prior to 2005, the brachytherapy seed business constituted 100% of our revenue.

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

Wound closure products include sutures and other surgical products with applications in veterinary, urology, cardiology, orthopedics, plastic surgery, and other fields.  The wound closure market is estimated by industry sources to be a $2.0 billion annual worldwide market, and a $1.2 billion annual market in the United States.  We believe sutures represent approximately $700 million of the world wide wound closure market.  Our wound closure products are used to hold skin, internal organs, blood vessels and other tissue together, after they have been severed by injury or surgery.  Wound closure products such as sutures are produced in various dimensions, configurations, and types of materials, depending on the application.  We produce and distribute over 800 wound closure line items, including sterile and non-sterile products.  Sutures represent the majority of wound closure products we sell.  During 2009, approximately 63% of our suture product sales were in veterinary applications and 37% were in human applications.   In 2008 and 2007, approximately 60% of our suture product sales were in veterinary applications and 40% were in human applications.

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

Specialty needle products include coaxial needles, biopsy needles, access trocars, brachytherapy needles, guidewire introducer needles, spinal needles, disposable veress needles, and other needle-based products.  End markets served include the cardiology, orthopedic, pain management, endoscopy, spine, urology, and veterinary markets.  The United States is the largest market for specialty purpose needles, which was estimated to be approximately $800 million in 2005, with our specialty needle products addressing approximately 10% of this market.  Our specialty needle products are used for a number of purposes including: retrieval of samples of tissue or bone (biopsies) that will be examined for disease; delivery of therapeutic materials such as drugs, radioactive sources, and bone cement and; providing access to a specific area of the body to allow passage for other instruments.  Our specialty needles are typically constructed of stainless steel wire and tubing with special cutting edges which are ground to specification.   Specialty needles are produced in various forms depending upon the application, and we manufacture over 2,500 line items for sale to OEMs in sterile private label, and bulk, non-sterile configurations.

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

Needles and Brachytherapy Accessories:
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

Micro-Introducer Kits:
Micro-Introducers are commonly called coaxial dilators and are utilized when a small entry site (21 gauge needle) is desirable.  Micro-Introducers are introduced over a guidewire.  These introducers are typically packaged in a sterile kit that includes a Micro-Introducer set, a 21-gauge needle and a .018” diameter guidewire.  The standard product offerings consist of standard and stiffen variations.  Various iterations are accomplished by using three different needle types and four different mandrel type guidewires.  The current sterile product line consists of approximately 60 line items.

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

ReDial™ 4cm High Flow Introducer Sheath:
  This product consists of a sheath that incorporates a hemostasis valve, HDPE dilator, larger bore tubing, side holes, and color coded clamps for use in de-clotting dialysis shunts. The larger bore tubing and side holes allow for high flow procedures. The ReDial™ is available with or without a radiopaque band, and consists of 24 line items. A recent enhancement includes larger bore sizes.  The present product line is sold sterile and bulk, non sterile.

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

Orthopedic Needles:
  These needles are large diameter (up to 8 gauge) stainless steel stylet and cannula combinations attached to a large handle that provides the significant leverage needed to gain access to the vertebral body of the spine.  This family of devices provides a system for harvesting bone marrow, collecting biopsy samples and delivering bone cement or any other FDA cleared materials. These devices are sold bulk non-sterile or sterile with private labeling.

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

Marketing and Major Customers - Surgical Products Business

Our surgical products are primarily sold to OEMs and through a network of distributors in the United States and Europe. A small direct sales force is maintained for direct sales to healthcare providers (human use and veterinary) and group purchasing organizations, as well as to service the needs of distributors.

Competition - Surgical Products Business

Our surgical products business operates primarily in the wound closure, interventional radiology, interventional cardiology, vascular surgery, and specialty needle markets.  These markets are dominated by a few large suppliers and a number of smaller suppliers, potentially limiting the growth opportunities available to smaller participants. The primary suppliers include Angiodynamics, Angiotech Pharmaceuticals, Covidien Ltd., Boston Scientific, Cook Medical, Inc., C.R. Bard, Inc., Greatbatch, Inc., Hart Enterprises, Cordis and Ethicon, Inc. (subsidiaries of Johnson and Johnson), Merit Medical, Needle Specialty Products, Terumo Medical and Tegra Medical. Many of our competitors have substantially greater financial, technical and marketing resources than we do. Our surgical products business competes in these markets by providing custom labeled products, high quality, timely and cost effective products, and a high level of customer service in niche markets underserved by the larger suppliers or where customers lack the expertise or resources to manufacture the products that they need. Our surgical products business also has extensive experience and knowledge of the markets as well as many established relationships with distributors and providers.

The current environment of managed care is characterized by economically motivated buyers, consolidation among healthcare providers, increased competition and declining reimbursement rates.  In addition, healthcare providers may attempt to simplify the procurement process which may affect, among other things, the number of suppliers in the supply chain.  As a supplier to OEMs and distributors, we do not sell directly to the end user and may be affected by these and other changes in the structure of the business relationships between the healthcare provider and the OEM or distributor.  We believe our future competitive success will depend on our ability to integrate ourselves into the supply chain by providing outstanding value to our customers.  This may include, among other things, developing new products (including extensions of current products), offering competitive pricing, and providing value added services to our customers that will contribute to their efficiencies and profitability. Also critical to our continued competitive success is our ability to attract and retain skilled product development personnel, obtain patents or other protection for our products, obtain required regulatory and reimbursement approvals, successfully market and manufacture our products and maintain sufficient inventory to meet demand.

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

Brachytherapy Seed Business

Overview

Excluding skin cancer, prostate cancer is the most common form of cancer, and the second leading cause of cancer deaths, in men. The American Cancer Society estimated that there were 192,280 new cases of prostate cancer diagnosed and an estimated 27,360 deaths associated with the disease in the United States during 2009.

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

We believe the TheraSeed® device offers significant advantages over other treatment options, including reduced incidence of side effects such as impotence and incontinence. Recent multi-year clinical studies indicate that seeding offers success rates for early-stage prostate cancer that are comparable to or better than alternative treatment options and is associated with reduced complication rates. In addition, brachytherapy is a one-time outpatient procedure with a typical two to three day recovery period. By comparison, certain other treatment modalities typically require a lengthy hospital stay and recovery period.

The TheraSeed® device is a radioactive “seed” roughly the size of a grain of rice. Each seed consists of biocompatible titanium that encapsulates the radioactive isotope palladium-103 (“Pd-103”). The half-life of Pd-103, or the time required to reduce the emitted radiation to one-half of its initial level, is 17 days. The half-life characteristics result in the loss of almost all radioactivity in less than four months. The number of seeds implanted normally ranges from 50 to 150. The procedure is usually performed under local anesthesia in an outpatient setting. An experienced practitioner typically performs the procedure in approximately 45 minutes, with the patient often returning home the same day.

We also offer the I-Seed device, which is a “seed” device similar to TheraSeed®, except that it utilizes the radioactive isotope iodine-125 (“I-125”). The half-life of I-125 is approximately 60 days. The half-life characteristics result in the loss of almost all radioactivity in approximately 20 months.  We believe that Pd-103 continues to have certain advantages over I-125, including (i) higher dose rates without the risk of side effects that may be associated with even higher dose rates; (ii) a shorter half-life, which shortens the duration of some radiation induced side effects by two-thirds; and (iii) reduced radiation exposure to medical personnel in treatment follow-up.   However the offering of our I-Seed iodine product enables us to compete more effectively for those direct customers who prefer to buy both seeds from a single source.

Treatment Options - Brachytherapy Seed Business

In addition to brachytherapy, there are many treatment options for localized prostate cancer. Some therapies may be combined to address a specific cancer stage or patient need.  Treatment options for prostate cancer other than seeding include, among other treatments:

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

Certain forms of external beam radiation include Intensity Modulated Radiation Therapy (“IMRT”) and stereotactic radiotherapy. These treatments generally utilize high-energy and computerized mapping. We believe these forms of external beam radiation, including IMRT, are gaining market share in the treatment of early stage prostate cancer.  We are not aware of long-term data documenting outcomes for these treatments, but we believe they enjoy favorable reimbursement rates relative to brachytherapy.  Conformal proton radiation is another newer form of radiation therapy that uses proton beams to treat cancer.

Active Surveillance, while not a treatment, is recommended by some physicians in certain circumstances based on the severity and growth rate of the disease, as well as on the age and life expectancy of the patient. The aim of active surveillance is to monitor the patient, treat some of the attendant symptoms and determine when more active intervention is required.

In addition to the treatment options described above, other forms of treatment and prevention, including drugs, vaccines, high-intensity focused ultrasound (HIFU) and other forms of radiation, may be undergoing development and testing in clinical settings.

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

An 8-year study by Dr. Gregory Merrick, Dr. Kent Wallner, et. al, of the Schiffler Cancer Center and Wheeling Jesuit Hospital, disputes a common view that men under the age of 60 should be treated with radical prostatectomy.  The study, published in the British Journal of Urology, 2006, showed that men aged 54 and younger have a high probability of a good 8-year BPFS (biochemical progression-free survival) when treated with permanent interstitial brachytherapy, with or without supplemental external beam radiation therapy.  For the entire group, the actuarial BPFS rate was 96%.  For low- (57 men), intermediate- (47 men) and high- (4 men) risk patients, the BPFS rates were 96%, 100%, and three of four, respectively.

Combination Treatment:  Seeding treatment in combination with EBRT has also recorded impressive results in the treatment of higher risk prostate cancer patients.

A study published in June 2007 by Michael Dattoli, M.D. of the Dattoli Cancer Center & Brachytherapy Research Institute, Kent Wallner, M.D., of the Department of Radiation Oncology, University of Washington, et al showed that high tumor control rates are possible with brachytherapy and supplemental conformal radiation even in patients having intermediate- and high-risk disease.  The study summarized long-term outcomes from treatment of prostate cancer among patients with increased risk of extracapsular cancer extension who had brachytherapy-based treatment.  Two hundred eighty-two (282) patients were treated between 1992 and 1996 with external beam radiation followed by treatment with Pd-103 seeds.  Overall actuarial freedom from biochemical progression at 14 years was 81%, including the 87% and 72% of patients having intermediate and high-risk disease, respectively.  The study confirmed the effectiveness of treatment with the TheraSeed® device combined with EBRT in patients with aggressive cancer who previously were considered poor candidates for seeding.

Isotope Selection:  The following publication demonstrated that isotope selection has an effect on treatment outcome.

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

Since 1993 we have produced our Pd-103, a radioactive isotope, by proton bombardment of Rh-103 in cyclotrons. There are other methods of producing Pd-103. We currently have eight cyclotrons in operation.

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

Marketing and Major Customers - Brachytherapy Seed Business

We sell our TheraSeed® device directly to health care providers and to third party distributors through non-exclusive distribution agreements.  We sell our I-Seed device directly to health care providers.    One TheraSeed® distribution agreement is in place with C. R. Bard, Inc. (“Bard”). The terms of the distribution agreement with Bard (the “Bard Agreement”) provide for automatic one-year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires on December 31, 2011 and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2010. Under the Bard Agreement, we are Bard’s exclusive supplier of palladium-103 seeds for the treatment of prostate cancer.  Bard has the right to distribute the TheraSeed® device in the U.S., Canada, Puerto Rico and other international locations.  Bard can also sell TheraSeed® for the treatment of other solid localized cancerous tumors. Sales to Bard under the Bard Agreement represented approximately 46% of product revenue in our brachytherapy seed segment  in 2009. Our surgical products segment also sells to Bard.  Total sales to Bard, including sales in our brachytherapy seed segment and our surgical products segment represented approximately 16% of consolidated product revenue in 2009.

In January 2010 we announced a supply and reseller agreement with Core Oncology (the “Core Agreement”).  Under the terms of the Core Agreement, we are the exclusive palladium-103 seed supplier to Core for the treatment of prostate cancer in the U.S. and Canada.  Core can also sell TheraSeed® for the treatment of other solid localized cancerous tumors.  The term of the agreement is through November 30, 2011, and is automatically extended for additional one-year terms unless terminated by either party upon prior written notice.  We had no brachytherapy segment sales to Core prior to December 31, 2009.  Sales to Core under the Core Agreement are expected to be 10% or more of total brachytherapy product revenue in 2010.

We maintain an internal brachytherapy sales force that sells the TheraSeed® and I-Seed devices directly to hospitals, doctors, and clinics. Direct sales comprised approximately 49% of brachytherapy product revenue in 2009.  We also expect to continue direct to consumer advertising and other activities to support the brand name and to increase demand for the TheraSeed® device, including direct to consumer print advertising, clinical studies aimed at showing the advantages of the TheraSeed® device in the treatment of prostate cancer, technical field support to TheraSeed® customers, and other customer service and patient information activities.

Patents and Licenses; Trade Secrets - Brachytherapy Seed Business

We hold a number of United States patents pertaining to radiation delivery devices for therapeutic uses, as well as certain corresponding international patents.  Our policy is to file patent applications in the United States and foreign countries where rights are available and when we believe it is commercially advantageous to do so.  We consider the ownership of patents important, but not necessarily essential, to our brachytherapy seed business. We also use a strategy of confidentiality agreements and trade secret treatment to provide primary protection to a number of proprietary design modifications in the cyclotrons, as well as various production processes.

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

We have an exclusive license agreement under which we license the rights to certain intellectual property related to an expandable brachytherapy delivery system that we developed.  The term of the agreement is through the expiration of the last of the patents licensed under the agreement, which is currently November 2024.  The term may be altered if such patents are found to be invalid.  The agreement provides for a minimal non-refundable initial license fee and non-refundable continuing royalties based upon sales subject to certain minimums. The minimum annual royalty based upon the contract year of the agreement, which ends each May, is $250,000 for the twelve months ended May 31, 2010.

Competition - Brachytherapy Seed Business

Our brachytherapy business competes in a market characterized by technological innovation, extensive research efforts and significant competition. In general, the TheraSeed® and I-Seed devices compete with conventional methods of treating localized cancer, including, but not limited to, radical prostatectomy, which includes laparoscopic radical prostatectomy and robot-assisted radical prostatectomy, and external beam radiation therapy which includes intensity modulated radiation therapy (“IMRT”), as well as competing permanently and temporarily implanted devices. We believe that the industry wide decline in prostate brachytherapy procedure volume continued in 2009.  Some newer forms of treatment have increased their market share, especially those with Medicare reimbursement levels that are higher than reimbursement levels for brachytherapy.  These alternative treatment forms include IMRT and robotic surgery. We believe that if general conversion from these treatment options (or other established or conventional procedures) to brachytherapy treatment does occur, such conversion will likely be the result of a combination of equivalent or better efficacy, reduced incidence of side effects and complications, comparatively improved physician reimbursement versus other treatment options, lower cost, other quality of life issues and pressure by health care providers and patients.

 Several companies produce and distribute Pd-103 and I-125 seeds, which compete directly with our TheraSeed® and I-Seed devices. C.R. Bard, Inc., Best Medical, Core Oncology, Oncura (a part of GE Healthcare) and others all manufacture and/or sell  brachytherapy seeds.  Other forms of brachytherapy seeds that utilize other isotopes, including both low dose radiation and high dose radiation, also compete directly with our devices.  We believe that we have competitive advantages over these companies including, but not limited to: (i) our proprietary production processes that have been developed and patented; (ii) our 22 year history of manufacturing radioactive medical devices and a record of reliability and safety in our manufacturing operations; (iii) vertical integration of production and related services, (iv) the time and resources required for competitors’ production capabilities to ramp up to commercial production on a scale comparable to ours; (v) maintenance of our cancer information center, (vi) our direct sales force, (vii) our direct to consumer advertising programs and (viii) the non-exclusive distribution agreements that we currently have in place.

In early 2010, we reduced the transfer price to our non-exclusive distributors in recognition of the competitive environment and new distributor strategies.  At any point in time, we and/or our non-exclusive distributors may continue to change their respective pricing policies for the TheraSeed® device, and we may change our pricing policies for the I-Seed device, in order to take advantage of market opportunities or respond to competitive situations. Responding to market opportunities and competitive situations, including but not limited to competitor selling tactics, could have an adverse effect on the prices of the TheraSeed® or I-Seed device.  Responding to market opportunities and competitive situations may also have a favorable effect on market share and volumes, while failure to do so could adversely affect market share and volumes although per unit pricing could possibly be maintained.

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

Seasonality

Although we have not identified seasonal effects in relation to a specific quarter or quarters for either business segment, we believe that holidays, major medical conventions and vacations taken by physicians, patients and patients’ families, may have a seasonal impact on sales particularly in the brachytherapy seed segment.

Research and Development

Research and development (“R&D”) expenses were $2.2 million, $1.3 million and $1.4 million in 2009, 2008 and 2007, respectively.  In both 2009 and 2008, substantially all R&D expenses have been related to our surgical products segment.  We implemented a R&D program to support new product development in our surgical products business in the third quarter of 2008.  Looking forward, we expect our R&D expenses to remain at levels comparable to 2009.   However, the rate of R&D spending going forward could change based on the opportunities identified.  The amounts invested will be dependent upon a number of factors, including our ability to obtain qualified personnel and the types of activities required for our product development.  We have recently been reassessing the projects in our R&D program, in an effort to focus on opportunities with a more immediate impact.  We believe that opportunities to support programs for our customers may be more attractive for us than developing new products.  In some cases, we will develop extensions of current products.  In other cases we will develop products that are complementary to our existing product line and also develop new products.  Any new product development activities will be focused on products that can be marketed once they have received 510(k) clearance by the U.S. Food and Drug Administration, rather than products that would require costly and lengthy clinical trials.  We expect that this investment will accelerate our entrance into new markets, expand our offerings to new and existing customers, and support growth in our surgical products business.  The U.S. Food and Drug Administration (“FDA”) has recently announced that it is reviewing the 510(k) process, and many commentators expect the 510(k) rules to become more stringent.  Any such changes in the 510(k) rules may increase the cost and time to market of our product development activities.

In 2007, approximately one-half of our R&D expenses related to our brachytherapy seed segment.  We developed a new device to assist with the configuration of seeds, allowing a physician to perform real time stranding of seeds and customize the brachytherapy procedure while in the operating room. R&D in the surgical products segment in 2007 was primarily related to new product development.

Government Regulation

Our present and future intended activities in the development, manufacture and sale of wound closure, vascular access and specialty needle products, and cancer therapy products, are subject to extensive laws, regulations, regulatory approvals and guidelines. Within the United States, our medical devices must comply with the U.S. Federal Food, Drug and Cosmetic Act, which are enforced by the FDA. We are also subject to regulation by other governmental agencies, including the Occupational Safety and Health Administration (OSHA), the Environmental Protection Agency (EPA), the Nuclear Regulatory Commission (NRC), and other federal and state agencies. We must also comply with the regulations of the Competent Authorities of the European Union for our products that have been CE Marked and are sold in the member nations of the European Union.

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

We have obtained FDA 510(k) clearances to the extent required for our medical devices in our surgical products and brachytherapy seed businesses.  New FDA clearances would be required for any modifications in such products or its labeling that could significantly affect the safety or effectiveness of the original product.  However, not all of our products require FDA 510(k) clearances.

Our manufacturing, distribution and security of radioactive materials are governed by the State of Georgia in agreement with the NRC. The users of the TheraSeed® device are also required to possess licenses issued either by the states in which they reside or the NRC depending upon the state involved and the production process used.

Our facilities and operations are subject to extensive environmental, nuclear, regulatory and occupational health and safety laws at the federal, state and local levels (which we refer to as “Environmental Laws and Regulations” in this section under the heading of “Government Regulation”). We are also subject to similar foreign laws and regulations under certain circumstances when our products are distributed outside of the Untied States.  These Environmental Laws and Regulations govern, among other things, air emissions; wastewater discharges; the generation, storage, handling, use and transportation of hazardous materials; the handling and disposal of hazardous wastes; the cleanup of contamination; and the health and safety of our employees. In our brachytherapy seed business, we are required to maintain radiation control and to properly dispose of radioactive waste.  We are required to maintain radiation safety personnel, procedures, equipment and processes, and to monitor our facilities and our employees and contractors. We are also required to provide financial assurance that adequate funding will exist for end-of-life radiological decommissioning of our cyclotrons and other areas of our property where radioactive materials are handled.  We transfer low-level radioactive waste to licensed commercial radioactive waste treatment or disposal facilities for incineration or land disposal. We provide training and monitoring of our personnel to facilitate the proper handling of all materials.  Under these Environmental Laws and Regulations, we are required to obtain certain permits from governmental authorities for some portions of our operations.

We continue to make capital and operational expenditures relating to compliance with existing Environmental Laws and Regulations in the normal course of business.  We budget for these expenditures and believe that our compliance with the Environmental Laws and Regulations will not have a material effect on our business, results of operations, financial condition and/or liquidity, relative to the effect such expenditures have had in recent years.   However, Environmental Laws and Regulations tend to become more stringent over time, and we could incur additional material costs and expenses in the future relating to compliance with such future laws and regulations. In addition, if we violate or fail to comply with applicable Environmental Laws and Regulations, we could be fined or otherwise sanctioned by regulators. Such fines, sanctions or other related costs could have a material adverse effect on our business, results of operations and/or liquidity. We cannot completely eliminate the risk of violation of Environmental Laws and Regulation, and we may incur additional material liabilities as a result of any such violations.

         For more information on the effect of environmental, nuclear, regulatory and occupational health and safety laws and regulations on our business, please read the information included elsewhere in this Form 10-K, including Risk Factors, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies, and other information contained herein.

Employees

As of December 31, 2009, we had 525 full time employees.  None of our employees are represented by a union or a collective bargaining agreement, and we consider employee relations to be good.

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

The process of integrating our acquisitions may be complex, time consuming and expensive and may disrupt our businesses, and could affect our financial condition, results of operations or future prospects. We will need to overcome significant challenges in order to realize benefits or synergies from the acquisitions. These challenges include the timely, efficient and successful execution of a number of post-acquisition events, including:

●	integrating the operations and technologies of the acquired companies;
●	retaining and assimilating the key personnel of each company;
●	retaining existing customers of each company and attracting additional customers;
●	retaining strategic partners of each company and attracting new strategic partners; and
●	creating uniform standards, controls, procedures, policies and information systems.

The execution of these post-acquisition events will involve considerable risks and may not be successful. These risks include:

●	the potential disruption of the combined companies’ ongoing businesses and distraction of management;
●	the potential strain on the combined companies’ financial and managerial controls and reporting systems and procedures; and
●	the potential unknown liabilities associated with the acquisition and the combined operations.

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

We are dependent on key personnel.

We are highly dependent upon our ability to attract and retain qualified management, scientific and technical personnel. Therefore, our future success is dependent on our key employees. If the services of our chief executive or other key employees cease to be available, the loss could adversely affect our business and financial results. We carry key employee insurance for M. Christine Jacobs, our Chief Executive Officer.

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

Our future operating results are difficult to predict and may vary significantly from quarter to quarter.

Comparisons of our quarterly operating results are an unreliable indication of our future performance because they are likely to vary significantly based on many factors, including:

●	the size and timing of orders from our customers;
●	the demand for and acceptance of our products;
●	the success of our competition;
●	our ability to command favorable pricing for our products;
●	the growth of the market for our devices;
●	the expansion and rate of success for our sales channels;
●	actions relating to ongoing FDA compliance;
●	the effect of intellectual property disputes;
●	the attraction and retention of key personnel;
●	an inability to control costs; and
●	general economic conditions as well as those specific to our customers and markets.

We face production risks.

We operate four primary production facilities, each of which manufactures unique products. Each facility also utilizes unique equipment that can be expensive and time consuming to replace.  If an event occurred that resulted in damage to one or more of our production facilities or certain equipment, we may be unable to produce the relevant products at previous levels or at all. In addition, for reasons of quality assurance, sole source availability or cost effectiveness, certain components and raw materials are available only from a sole supplier. Due to the FDA’s and other stringent regulations regarding the manufacture of our products, we may not be able to quickly establish replacement sources for certain component materials. Any interruption in manufacturing, or in the ability to obtain raw materials and component supplies, could have a material adverse effect on our business.

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

We are subject to a comprehensive system of federal, state and international laws and regulations, and we could be the subject of an enforcement action or face lawsuits and monetary or equitable judgments.

Our operations are affected by various state, federal and international healthcare, environmental, antitrust, anti-corruption and employment laws, including for example various FDA regulations, the federal Anti-Kickback Statute and the Foreign Corrupt Practices Act (“FCPA”). We are subject to periodic inspections to determine compliance with the FDA’s Quality System Regulation requirements, current medical device adverse event reporting regulations and foreign rules and regulations. Product approvals by the FDA and other foreign regulators can be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval. The failure to comply with regulatory standards or the discovery of previously unknown problems with a product or manufacturer could result in FDA Form-483 notices and/or Warning Letters, fines, delays or suspensions of regulatory clearances, detainment, seizures or recalls of products (with the attendant expenses), the banning of a particular device, an order to replace or refund the cost of any device previously manufactured or distributed, operating restrictions and civil or criminal prosecution, as well as decreased sales as a result of negative publicity and product liability claims, and could have a material adverse effect on our business, financial condition and results of operations.

In addition, the healthcare industry is under scrutiny from state governments and the federal government with respect to industry practices in the area of sales and marketing. If our marketing or sales activities fail to comply with the FDA’s regulations or guidelines, or other applicable laws, we may be subject to warnings from the FDA or enforcement actions from the FDA or other enforcement bodies. In the recent past, medical device manufacturers have been the subject of investigations from state and federal prosecutors related to their relationships with doctors, among other activities or practices.  If an enforcement action involving us were to occur, it could result in penalties, fines, the exclusion of our products from reimbursement under federally-funded programs and/or prohibitions on our ability to sell our products, and could have a material adverse effect on our business and results of operations.

Our brachytherapy manufacturing operations involve the manufacturing and possession of radioactive materials, which are subject to stringent regulation. The users of our brachytherapy seed products are required to possess licenses issued by the states in which they reside or the NRC. User licenses are also required by some of the foreign jurisdictions in which we may seek to market our products. There can be no assurance that current licenses held by us for our manufacturing operations will remain in force or that additional licenses required for our operations will be issued. There also can be no assurance that our customers will receive or retain the radioactive materials licenses required to possess and use TheraSeed® or I-Seed or that delays in the granting of such licenses will not hinder our ability to market our products. Furthermore, regulation of our radioactive materials manufacturing processes involves the imposition of financial requirements related to public safety and decommissioning, and there are costs and regulatory uncertainties associated with the disposal of radioactive waste generated by our manufacturing operations. There can be no assurance that the imposition of such requirements and the costs and regulatory restrictions associated with disposal of waste will not, in the future, adversely affect our business, financial condition and results of operations.

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

Failure to obtain and maintain regulatory approvals, licenses and permits could significantly delay our manufacturing and/or marketing efforts. Furthermore, changes in existing regulations, or interpretations of existing regulations or the adoption of new restrictive regulations could adversely affect us from obtaining, or affect the timing of, future regulatory approvals. Failure to comply with applicable regulatory requirements could result in, among other things, significant fines, suspension of approvals, seizures or recalls of products, operating restrictions or criminal prosecution and materially adversely affect our business, financial condition and results of operations.

We face risks related to lack of diversification.

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

We compete in markets characterized by technological innovation, extensive research efforts and significant competition. New developments in technology may have a material adverse effect on the development or sale of our products and may render such products noncompetitive or obsolete. Other companies, many of which have substantially greater capital resources, marketing experience, research and development staffs and facilities than us, are currently engaged in the development of products and innovative methods for treating cancer, and for competing with our wound closure, vascular access and specialty needle products. Significant developments by any of these companies or advances by medical researchers at universities, government research facilities or private research laboratories could reduce or eliminate the entire market for any or all of our products.

We face significant competition.

Our surgical products business competes with other suppliers of wound closure, vascular access and specialty needle products. The primary suppliers include Angiodynamics, Angiotech Pharmaceuticals, Covidien Ltd., Boston Scientific, Cook Medical, Inc., C.R. Bard, Inc. (“Bard”), Greatbatch, Inc., Hart Enterprises, Cordis and Ethicon, Inc. (subsidiaries of Johnson and Johnson), Merit Medical, Needle Specialty Products, Terumo Medical and Tegra Medical. Our brachytherapy business is also subject to intense competition within the brachytherapy seed market. Bard, Best Medical, Oncura (a part of GE Healthcare), Core Oncology and others all manufacture and/or sell Pd-103 and/or I-125 brachytherapy seeds.

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

We rely, and will continue to rely, upon collaborative relationships with agents and distributors and other industry participants to maintain market access to potential customers. Some of the entities with which we have relationships to help market and distribute our products also produce or distribute products that directly compete with our products. In particular, Bard is one of our primary competitors in the brachytherapy seed market, and also a competitor for certain of our surgical products segment applications.  Yet Bard is also a non-exclusive distributor of our TheraSeed® product and a customer of our surgical products business. Sales to Bard under the Bard Agreement represented 46% of product revenue in our brachytherapy seed segment in 2009. Our surgical products segment also sells to Bard.  Total sales to Bard, including sales in our brachytherapy seed segment and our surgical products segment, represented approximately 16% of consolidated product revenue in 2009.  In January 2010 we announced a supply and reseller agreement in our brachytherapy seed business with Core Oncology (“Core”), under which Core became a non-exclusive distributor of our TheraSeed® device.  Sales to Core are expected to comprise 10% or more of our brachytherapy product revenue in 2010.  Core is also a competitor of ours in the brachytherapy market.  The terms of our brachytherapy related distribution agreements with Bard and Core are currently less than two years.  There is no assurance that these distribution agreements will be extended and if they are not, how much unit volume being sold through them will be able to be captured by our direct sales force or other distributors that we may utilize.

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

To date, we have attained only limited penetration of the total potential market for most of our products. Our future growth and success depends upon creating broad awareness and acceptance of our products by doctors, hospitals and freestanding clinics, as well as patients. This will require substantial marketing and educational efforts, which will be costly and may not be successful. The target customers for our products may not adopt these technologies or may adopt them at a rate that is slower than desired. In addition, potential customers who decide to utilize any of our devices may later choose to purchase competitors’ products. Important factors that will affect our ability to attain broad market acceptance of our products include:

●	doctor and/or patient awareness and acceptance of our products;
●	the real or perceived effectiveness and safety of our products;
●	the relationship between the cost of our products and the real or perceived medical benefits of our products;
●
the relationship between the cost of our products and the financial benefits to our customers using our products, which will be greatly affected by the coverage of, and reimbursement for, our products by governmental and private third-party payors; and

●	market perception of our ability to continue to grow our business and develop enhanced products.

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

We believe that Medicare reimbursement policies have affected the brachytherapy market and will continue to affect the brachytherapy market.  Prior to 2010, Medicare continued to reimburse for brachytherapy seeds under the “charges adjusted to costs” methodology, which is based on the actual invoiced cost of the seeds and which we sometimes refer to as a “pass-through” methodology.   Consistent with proposals that the Centers for Medicare & Medicaid Services (“CMS”) attempted unsuccessfully to implement in recent years, CMS posted a final hospital outpatient prospective payment system (“OPPS”) on October 30, 2009 with fixed prospective payment rates for brachytherapy seeds.  This fixed OPPS, which we sometimes refer to as “fixed reimbursement”, went in effect on January 1, 2010 and fixes the per seed rate at which Medicare reimburses hospitals for the purchase of seeds.  We expect to continue to support efforts to urge Congress and CMS to replace this “fixed reimbursement” rule by obtaining a new extension of the “pass-through” reimbursement policies which existed prior to 2010.  Fixed reimbursement policies at CMS can be expected to lead to pricing pressure from hospitals and other healthcare providers, and to have an adverse effect on our brachytherapy revenue.  The extent of the effect is impossible for us to predict, especially when fixed reimbursement policies are being introduced at a time that coincides with 1) an industry wide decline in procedures being experienced due, at least in part, to favorable CMS reimbursement rates enjoyed by alternative, less proven, technologies and 2) uncertainties regarding healthcare reform generally.  These factors could have an adverse effect on brachytherapy revenue.  See “Medicare Developments” included in “Management’s Discussion and Analysis” below for additional information regarding CMS reimbursement policies for brachytherapy seeds.

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

Our business is subject to product liability risks inherent in the testing, manufacturing and marketing of medical devices. We maintain product liability and general liability coverage. These coverages are subject to annual renewal. There can be no assurance that liability claims will not exceed the scope of coverage or limits of such policies or that such insurance will continue to be available on commercially reasonable terms or at all. If we do not or cannot maintain sufficient liability insurance, our ability to market our products may be significantly impaired. In addition, product liability claims, as well as negative publicity arising out of such claims, could have a material adverse effect on our business, financial condition and results of operations.

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

New product developments in the healthcare industry are inherently risky and unpredictable. These risks include:

●	failure to prove feasibility;
●	time required from proof of feasibility to routine production;
●	timing and cost of product development and regulatory approvals and clearances;
●	competitors’ response to new product developments;
●	development, launch, manufacturing, installation, warranty and maintenance cost overruns;
●	failure to obtain customer acceptance and payment;
●	customer demands for retrofits of both old and new products; and
●	excess inventory caused by phase-in of new products and phase-out of old products.

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

At December 31, 2009, we had $45.3 million in cash and cash equivalents.  We may also invest in marketable securities. Our cash and cash equivalents represent cash deposits and money market funds, and are invested with five financial institutions. Any investments in marketable securities are made in accordance with our investment policies, which generally allow investments in high-credit quality corporate and municipal obligations. All of these cash, cash equivalents and marketable securities investments are subject to general credit, liquidity, market, interest rate and counterparty risks, which may be exacerbated by the disruptions and volatility in the economic climate, lack of liquidity in the credit and investment markets, economic difficulties encountered by many financial institutions and other economic uncertainties that have in the past and may in the future affect various sectors of the financial markets and caused credit and liquidity issues. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.

We face unknown and unpredictable risks related to the current economic instability.

Financial markets and the economies in the United States and internationally have experienced extreme disruption and volatility and conditions could worsen. This has resulted in severely diminished liquidity and credit availability in the market, which could impair our ability to access capital or adversely affect our operations. The economic downturn may also, among other things:

●	create downward pressure on the pricing of our products;
●	affect the collection of accounts receivable;
●	increase the sales cycle for certain of our products;
●	slow the adoption of new products and technologies;	
●	adversely affect our customers, causing them to reduce spending;
●	adversely affect our suppliers, which could adversely affect our ability to produce our products.

Any of these conditions could have a material adverse effect on our business, financial position, liquidity and results of operations.

The adoption of healthcare reform in the United States may adversely affect our business, financial condition and results of operations.

Various committees of the U.S. Congress have proposed significant reforms to the U.S. healthcare system. The proposals include provisions that, among other things, could reduce and/or limit Medicare reimbursement, create a national healthcare system and impose new and/or increased taxes. One proposed bill would require the medical device industry to subsidize healthcare reform in the form of a substantial annual excise tax on medical device sales. We cannot predict what healthcare initiatives, if any, will be implemented. Many of the proposed reforms, if enacted at the federal or state level, could reduce medical procedure volumes, impact the demand for our products or prices at which we sell our products, and/or increase our cost of doing business, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, the uncertainties associated with the current state of potential healthcare reform may also harm our business, as customers and others delay and/or cancel expansion and development plans due to a lack of ability to adequately assess the potential effect of any healthcare reform that might be enacted.

Changes in FDA requirements for obtaining 510(k) approval to market and sell medical device products in the U.S. may adversely affect our business, financial condition and results of operations.

The FDA has recently been considering legislative, regulatory and/or administrative changes to the FDA’s 510(k) program.  Various committees of the U.S. Congress have also indicated that they may consider investigating the FDA’s 510(k) process.  Under the current 510(k) rules, certain types of medical devices can obtain FDA approval without lengthy and expensive clinical trials.  Among our product offerings, those products that require FDA approval have received such approval under the 510(k) rules.  Our R&D programs and new product programs contemplate obtaining any required FDA approvals under the current 510(k) rules.  Any changes to the current 510(k) or related FDA rules that make such rules more stringent or require more clinical data, can significantly increase the time and costs associated with bringing new products to market.  This may have a material adverse effect on our business, financial condition and results of operations.

We face risks in connection with our current project to install a new ERP system.

We are currently replacing our multiple legacy business systems with a corporate wide ERP system to handle various business, operating and financial processes.  ERP implementations are complex and time-consuming projects that can involve substantial expenditures for system hardware, software, and implementation activities. Such an integrated, wide-scale implementation is extremely complex and may require transformation of business and financial processes in order to reap the benefits of the ERP system.  Problems or delays in our ERP implementation could result in operational issues including delayed shipments or production, missed sales, inefficiencies in our business operations, billing and accounting errors and other operational issues. Our business and results of operations may be adversely affected if we experience operating problems and/or cost overruns during the ERP implementation process or if the ERP system and the associated process changes do not function as expected or do not give rise to the expected benefits. System delays or malfunctioning could also disrupt our ability to timely and accurately process and report the results of our consolidated operations, financial position, and cash flows. This may have a material adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

Our executive offices are located in Buford, Georgia, in a facility that we own. Approximately 144,000 square feet of manufacturing and development facilities in the brachytherapy seed business are also located in Buford, Georgia, and are owned by us. Approximately 123,000 square feet of space in leased facilities in the surgical products business are located in Portland, Oregon, Garland, Texas and the Boston, Massachusetts area.  Upon completion of our specialty needle manufacturing facility, we will add approximately 70,000 square feet that we own and will no longer lease approximately 36,000 square feet of space in the Boston, Massachusetts area.

We also own approximately 32 acres in Buford, Georgia on which our executive offices and facilities for our brachytherapy seed business are located. There is land available for future development adjacent to our current Buford facility.

The surgical products business leases approximately 34,500 square feet of production, warehouse, and office space from entities controlled by certain related parties. Our CP Medical facility is owned by an entity controlled by the former owner and officer of CP Medical.  Our NeedleTech facility is owned by an entity controlled by the former principal owners of NeedleTech, one of whom is a current executive officer and one of whom is a former executive officer.

All of our owned and leased space that is currently in service is well maintained and suitable for the operations conducted in it. The capacity of our specialty needle manufacturing facility will be increased with the addition of our new facility.

Item 3. Legal Proceedings

From time to time we may be a party to claims that arise in the ordinary course of business, none of which, in our view, is expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 4.  Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock, $.01 par value, (“Common Stock”) is traded on the New York Stock Exchange (NYSE) under the symbol “TGX”. The high and low prices for our Common Stock for each fiscal quarterly period in 2009 and 2008 are as follows:

	High	Low
2009
First Quarter	$1.39	0.79
Second Quarter	1.48	0.86
Third Quarter	1.89	1.04
Fourth Quarter	1.59	1.23

2008
First Quarter	$4.00	$3.23
Second Quarter	4.25	3.20
Third Quarter	3.76	2.69
Fourth Quarter	3.25	0.96

As of March 11, 2010, the closing price of our Common Stock was $1.49 per share. Also, as of that date, there were approximately 406 holders of record of our Common Stock. The number of record holders does not reflect the number of beneficial owners of our Common Stock for whom shares are held by depositary trust companies, brokerage firms and others.

We have a Stockholder Rights Plan (the “Rights Plan”), which contains provisions designed to protect our stockholders. Pursuant to the Rights Plan, each share of our Common Stock contains a share purchase right (a “Right”). The Rights expire in February 2017, and do not become exercisable unless certain events occur including the acquisition of, or commencement of a tender offer for, 20% or more of the outstanding Common Stock. In the event certain triggering events occur, including the acquisition of 20% or more of the outstanding Common Stock, each Right that is not held by the 20% or more stockholders will entitle its holder to purchase additional shares of Common Stock at a substantial discount to then current market prices. The Rights Plan and the terms of the Rights, which are set forth in a Rights Agreement between us and Computershare Investor Services LLC, as Rights Agent, could add substantially to the cost of acquiring us and consequently could delay or prevent a change in control of us.

Dividend Policy

We have not previously declared or paid a cash dividend on our Common Stock. It is the present policy of our Board of Directors to retain all earnings to support operations and our strategy of continued diversification and expansion. Consequently, the Board of Directors does not anticipate declaring or paying cash dividends on our Common Stock in the foreseeable future.

Item 6. Selected Financial Data

The following selected financial data are derived from our consolidated financial statements. The selected financial data set forth below should be read in conjunction with our consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

(Amounts in thousands, except per share data)	Year ended December 31,
	2009	2008	2007	2006	2005
Statement of Operations Data:
Product sales	$77,151	66,447	$61,286	$53,076	$43,693
License and fee income	1,175	911	924	1,020	577
Total revenue	78,326	67,358	62,210	54,096	44,270

Cost of sales	44,953	36,264	31,994	27,752	23,763
Gross profit	33,373	31,094	30,216	26,344	20,507

Selling, general and administrative	22,020	20,500	19,131	19,951	19,652
Amortization of purchased intangibles	3,441	2,410	1,875	1,371	500
Research and development	2,160	1,300	1,365	805	3,632
Impairment of goodwill and tradenames	—	70,376	—	—	—
Change in estimated value of asset held for sale	—	(142)	500	—	—
Restructuring expenses	—	—	—	369	33,390
(Gain) loss on sale of assets	3	(5)	—	(201)	14
Total operating expenses	27,624	94,439	22,871	22,295	57,188

Earnings (loss) from operations	5,749	(63,345)	7,345	4,049	(36,681)

Other, net	(837)	277	1,502	1,104	1,281

Earnings (loss) before income taxes	4,912	(63,068)	8,847	5,153	(35,400)

Income tax expense (benefit)	1,837	(4,528)	3,212	(1,712)	(6,394)

Net earnings (loss)	$3,075	(58,540)	$5,635	$6,865	$(29,006)

Net earnings (loss) per share
Basic	$0.09	(1.77)	$0.17	$0.21	$(0.93)
Diluted	$0.09	(1.77)	$0.17	$0.21	$(0.93)

Weighted average common shares
Basic	33,145	33,066	33,103	32,452	31,273
Diluted	33,269	33,066	33,299	32,540	31,273

	December 31,
(In thousands)	2009	2008	2007	2006	2005
Balance Sheet Data:
Cash and cash equivalents	$45,326	$39,088	$28,666	$18,258	$10,073
Marketable securities	—	1,507	20,123	14,722	35,535
Property and equipment, net	31,999	30,035	27,972	30,901	32,766
Goodwill, net	—	—	38,658	38,824	18,370
Total assets	116,108	114,419	148,821	146,244	122,064
Short-term borrowings	3,333	32,000	—	—	—
Long-term borrowings	27,000	—	7,500	7,500	—
Shareholders’ equity	$77,653	$74,110	$132,619	$126,141	$115,683

Comparability of the selected financial data above is affected by certain material changes in our business, including:

●
The acquisitions of CP Medical in May 2005, Galt in August 2006, and NeedleTech in July 2008.  The results of operations of acquired companies are included in our consolidated results for periods subsequent to each respective acquisition date,

●	restructuring of our brachytherapy segment in 2005,
●	impairment charges related to the write off of goodwill and tradenames in 2008, and
●	refinancing of our credit facility in 2009.

The above list is not intended to identify all material changes in our business from 2005 to 2009.  Rather, we believe the above information is useful in understanding the period to period comparability of the above selected financial data.  Please read the information included elsewhere in this Form 10-K, including Business, Risk Factors, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Statements and Supplementary Data, as well as other information contained herein for a more complete discussion of our business, financial condition, and results of operations.

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

We have substantially diversified our operations and revenues in recent years. In May 2005, we expanded into the surgical products business with the acquisition of CP Medical Corporation (“CP Medical”).  In August 2005, we restructured our brachytherapy seed business to sharpen our focus on our two business segments and provide a more focused platform for continued diversification.  In August 2006, we acquired Galt Medical Corp. (“Galt”); and in July 2008, we acquired NeedleTech Products, Inc. (“NeedleTech”).  CP Medical, Galt, and NeedleTech comprise our surgical products business, which accounted for 69% of consolidated revenue in 2009.  Prior to May 2005, the brachytherapy seed business constituted 100% of our revenue.

New Credit Agreement

In May 2009, we executed an Amended and Restated Credit Agreement (the “Credit Agreement”) with a financial institution.  The Credit Agreement provides for up to $30 million of borrowings under a revolving credit facility (the “Revolver”) and a $10 million term loan (the “Term Loan”), payable in equal monthly installments over three years.  This new Credit Agreement replaced our prior credit agreement which had a maturity date of October 2009.   See “Liquidity and Capital Resources” below for additional information.

Acquisition of NeedleTech Products in 2008

We acquired all of the outstanding common stock of NeedleTech on July 28, 2008. The total purchase price, including transaction costs, was approximately $44.1 million (net of cash, cash equivalents, and marketable securities acquired with an estimated fair value of approximately $5.8 million). The purchase price was paid in cash, including $24.5 million from borrowings under our $40 million credit facility. NeedleTech is a manufacturer of specialty needles and related medical devices. NeedleTech’s current products include coaxial needles, biopsy needles, access trocars, brachytherapy needles, guidewire introducer needles, spinal needles, disposable veress needles, and other needle-based products. End markets served include cardiology, orthopedics, pain management, endoscopy, spinal surgery, urology, and veterinary medicine. This transaction provided further diversification in our surgical products business and allowed us to leverage our existing strengths within these markets. The acquisition of NeedleTech is designed to forward our stated strategy of becoming a diversified medical device manufacturer, increase our breadth of offerings to existing customers, and expand our customer base of large leading-edge original equipment manufacturers.

We accounted for the acquisition of NeedleTech under the purchase method of accounting. Accordingly, the purchase price was allocated based on the fair values of the assets acquired and liabilities assumed at the date of acquisition, with the excess of the purchase price over the fair value of the net assets acquired recorded as goodwill. Results of operations of NeedleTech were included for the period subsequent to the acquisition date.

Results of Operations

Change in Segment Reporting

We changed the manner in which we allocate the cost of corporate activities to our business segments during 2009.  Operating expenses associated with corporate activities are now allocated based on the relative revenue of each business segment.  With the acquisition of NeedleTech in July 2008, the continued integration of acquired companies, the launch of our R&D program for our surgical products segment in late 2008, and our program to standardize our information technology systems across all of our businesses, among other things, we believe this method more accurately reflects the utilization of corporate resources.  We also utilize this method internally to review results and allocate resources.  Previously, we charged the significant portion of expenses associated with corporate activities to our brachytherapy segment.  We have restated our segment results for 2008 and 2007 to reflect this change in the method of allocating corporate expenses.  This change did not affect the reported amounts of segment revenue, nor did this change have any effect on our consolidated results of operations previously reported for 2008 and 2007.

Year Ended December 31, 2009, Compared to Year Ended December 31, 2008

Revenue
Following is a summary of revenue by segment for each of the three years in the period ended December 31, 2009 (in thousands):

Revenue by segment	Year ended December 31,
	2009	2008	2007
Surgical products	$53,660	$38,779	$28,896

Brachytherapy seed
Product sales	23,860	27,910	32,596
Licensing fees	1,106	877	924
Total brachytherapy seed	24,966	28,787	33,520

Intersegment eliminations	(300)	(208)	(206)

Consolidated	$78,326	$67,358	$62,210

Surgical Products Segment

Revenue in our surgical products business increased 38% in 2009 over 2008, primarily as a result of our NeedleTech acquisition.  On a pro forma basis, as if the NeedleTech acquisition had occurred on January 1, 2008, revenue in our surgical products segment would have increased 10% in 2009 over 2008.  All three of our general product categories, including wound closure, introducers and guidewires, and specialty needles, recorded organic growth during 2009.   Our wound closure products performed particularly well, as we believe we provided exceptional value in that application.  Open orders in our surgical products segment were $13.5 million at December 31, 2009 compared to $11.4 million at December 31, 2008.  Open orders are not guaranteed shipments, and they are subject to cancellation or delay.  A significant portion of the revenues in our surgical business is generated by sales to OEMs and a network of distributors.  Ordering patterns of these customers vary and are difficult to predict.  Accordingly, surgical products revenue is subject to fluctuation, especially on a quarter-to-quarter basis.  In addition, the volatility and disruptions in the U.S. and global economies and credit markets, and other uncertainties due to the economic slowdown have had an effect on our surgical product revenue.  As general economic conditions worsened in the fourth quarter of 2008, scheduled shipping dates for our open orders during the fourth quarter were farther out than we historically experienced.  We have not experienced a similar delay in requested shipping dates at the end of 2009.  However, we expect that the difficult economic climate and macroeconomic uncertainties generally will continue to affect our surgical products business at least through 2010, and perhaps make the fluctuations in our results even more volatile from period to period.

Brachytherapy Seed Segment

Brachytherapy product sales decreased 15% in 2009 from 2008.  We believe that the industry wide decline in prostate brachytherapy procedure volume experienced in 2008 continued in 2009.  Some newer forms of treatment have increased their market share, especially those with Medicare reimbursement levels that are higher than reimbursement levels for brachytherapy.  These newer forms of alternative treatments include Intensity Modulated Radiation Therapy (“IMRT”) and robotic surgery.  We cannot predict when this industry wide decline in procedure volume will stabilize and expect continued softness in brachytherapy revenue into 2010.  Our revenues also continue to be affected by the performance of our main distributor.  Sales to this distributor declined 22% from 2008 to 2009. We also maintain our own internal brachytherapy sales force that sells TheraSeed® and I-Seed directly to hospitals and physicians. Our direct sales declined 11% in from 2008 to 2009.  Revenue from direct sales was 49% of total brachytherapy segment product revenue in 2009 compared to 47% in 2008.  In addition to competition from treatment options that enjoy favorable reimbursement rates, we believe brachytherapy seed revenue is affected by disruptive pricing from other brachytherapy providers and uncertainties surrounding reimbursement as discussed below.  The average selling price of the TheraSeed® device sold directly to hospitals and physicians during 2009 was comparable to the 2008 period.

We have non-exclusive distribution agreements in place for the distribution of our TheraSeed® device.  The primary distribution agreement is with C. R. Bard (“Bard”), which is effective through December 31, 2011 (the “Bard Agreement”). Sales under the Bard Agreement represented 46% of brachytherapy product revenue in 2009 compared to 51% in 2008.    The terms of the Bard Agreement provide for automatic one-year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires on December 31, 2011 and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2010.

In January 2010 we announced a supply and reseller agreement with Core Oncology (the “Core Agreement”).  Under the terms of the Core Agreement, we are the exclusive palladium-103 seed supplier to Core for the treatment of prostate cancer in the U.S. and Canada.  Core can also sell TheraSeed® for the treatment of other solid localized cancerous tumors.  The term of the agreement is through November 30, 2011, and is automatically extended for additional one-year terms unless terminated by either party upon prior written notice.  We had no brachytherapy segment sales to Core prior to 2010.  Sales to Core under the Core Agreement are expected to be 10% or more of total brachytherapy product revenue in 2010.

We believe that Medicare reimbursement policies have affected the brachytherapy market and will continue to affect the brachytherapy market.  Prior to 2010, Medicare continued to reimburse for brachytherapy seeds under the “charges adjusted to costs” methodology, which is based on the actual invoiced cost of the seeds and which we sometimes refer to as a “pass-through” methodology.   Consistent with proposals that the Centers for Medicare & Medicaid Services (“CMS”) attempted unsuccessfully to implement in recent years, CMS posted a final hospital outpatient prospective payment system (“OPPS”) on October 30, 2009 with fixed prospective payment rates for brachytherapy seeds.  This fixed OPPS, which we sometimes refer to as “fixed reimbursement”, went in effect on January 1, 2010 and fixes the per seed rate at which Medicare reimburses hospitals for the purchase of seeds.  We expect to continue to support efforts to urge Congress and CMS to replace this “fixed reimbursement” rule by obtaining a new extension of the “pass-through” reimbursement policies which existed prior to 2010.  Fixed reimbursement policies at CMS can be expected to lead to pricing pressure from hospitals and other healthcare providers, and to have an adverse effect on our brachytherapy revenue.  The extent of the effect is impossible for us to predict, especially when fixed reimbursement policies are being introduced at a time that coincides with 1) an industry wide decline in procedures being experienced due, at least in part, to favorable CMS reimbursement rates enjoyed by alternative, less proven, technologies and 2) uncertainties regarding healthcare reform generally.  These factors could have an adverse effect on brachytherapy revenue.  See “Medicare Developments” below for additional information regarding CMS reimbursement policies for brachytherapy seeds.

License fees increased from $877,000 in 2008 to $1.1 million in 2009, and include fees from the licensing of our TheraSphere® product, a medical device used for the treatment of liver cancer.  Licensing fees also includes fees related to the licensing of certain intellectual property related to an expandable brachytherapy delivery system that we developed. This agreement, which was executed in May 2008, provides for a minimal non-refundable initial license fee and non-refundable continuing royalties based upon sales subject to certain minimums.

Operating income (loss) and costs and expenses

Following is a summary of operating income (loss) by segment for each of the three years in the period ended December 31, 2009 (in thousands):

	Year ended December 31,
	2009	2008	2007
Surgical products
Operating income (loss)	$1,664	$(66,595)	$1,420
Impairment of goodwill and tradenames	—	67,798	—
Surgical products excluding special items	1,664	1,203	1,420

Brachytherapy seed
Operating income	4,081	3,233	5,960
Impairment of goodwill and tradenames	—	2,578	—
Change in estimated value of asset held for sale	—	(142)	500
Brachytherapy seed excluding special items	4,081	5,669	6,460

Intersegment eliminations	4	17	(35)

Operating income (loss)
Consolidated	$5,749	$(63,345)	$7,345
Excluding special items	$5,749	$6,889	$7,845

Operating income excluding special items is a non-GAAP financial measure.  In addition to calculations measuring operating income (loss) as calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we utilize operating income excluding special items to make operational decisions, evaluate performance, prepare internal forecasts and allocate resources.  Operating income excluding special items is a non-GAAP financial measure which, when compared with operating income (loss) calculated in accordance with GAAP, allows us to more accurately determine whether a given increase or decrease in operations for a given segment is a result of an event that is non-recurring in nature or is reflective of an on-going performance issue. We believe presentation of this non-GAAP financial measure provides supplemental information that is helpful to an understanding of the operating results of our businesses and period-to-period comparisons of performance.  However, we recognize that the use of non-GAAP measures has limitations, including the fact that they may not be directly comparable with similar non-GAAP financial measures used by other companies. We compensate for these limitations by providing full disclosure of each non-GAAP financial measure and providing a reconciliation to the most directly comparable GAAP financial measure.  All non-GAAP financial measures are intended to supplement the applicable GAAP disclosures and should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

Surgical Products Segment

Operating income excluding special items in our surgical products segment was $1.7 million in 2009 compared to $1.2 million in 2008.  Operating income in our surgical products segment included the results of NeedleTech subsequent to our acquisition on July 28, 2008.  Accordingly, NeedleTech was included in our consolidated results for all of 2009 but only for five months in  2008.

Our gross profit margin on products sales was 39% in 2009 compared with 41% in 2008.  A number of factors affected the comparability between the 2009 and 2008 periods.  In 2008, our gross profit and operating income was reduced by $885,000 of non-cash charges related to the acquisition of NeedleTech.  These non-cash charges were related primarily to the fair value adjustments to NeedleTech inventory at acquisition and did not recur in 2009.  Excluding these non-cash acquisition related charges, our gross profit margin on product sales was 43% in 2008.  Items affecting our gross profit margins in 2009 included, among other things, our product and sales channel mix changed subsequent to the NeedleTech acquisition, with a larger proportion of sales being made to OEM customers which generally carry lower gross profit margins relative to our other channels;  continued investments in infrastructure to address expected future growth; and pricing pressures from our customers in 2009, which we believe were at least in part caused by the general macroeconomic uncertainties.  Part of our investments to support future growth in this segment includes the construction of a new specialty needle manufacturing facility.  We expect to move into this new facility during 2010.  We expect to be completely moved out of our main existing leased facility by the end of 2010.   Our new facility should significantly increase the capacity of this operation.  In anticipation of the move, we may build inventory of our specialty needle products.

Selling, general and administrative (“SG&A”) expenses in our surgical products segment was 25% of revenue in 2009 compared with 28% in 2008. The decline in SG&A as a percentage of revenue is due to the increasing scale of our surgical products segment, partially offset by the change in method of allocating our corporate costs.  We now allocate corporate costs based on the relative revenue of each of our two business segments.  Because our surgical products segment comprised more of our consolidated revenue in the 2009 periods, primarily due to the inclusion of NeedleTech in our consolidated results, corporate costs allocated to our surgical products segment increased by $1.2 million in 2009 from 2008.

Amortization of purchased intangibles increased by $1.0 million in 2009 from 2008.  This is primarily due to the inclusion of amortization related to NeedleTech purchased intangibles for a full year in 2009.  We also recorded amortization expense related to our tradenames intangible assets totaling $324,000 in 2009.  We did not record any tradename amortization in 2008.  Amortization of our tradenames intangible assets resulted from our reassessment of their useful lives during our impairment testing at December 31, 2008.

Operating income in our surgical products business in 2009 was also affected by increased investments in our research and development (“R&D”) program.  R&D expenses increased $927,000 in 2009 from 2008.  Our R&D program was launched in the second half of 2008.  This R&D program is intended to focus on product extensions, next generation products, and new products that are complementary to our current product lines and that support our customers’ product lines.  Our R&D program is directed toward 510(k) products, and not on products that require lengthy and expensive clinical trials.  We have recently been reassessing the projects in our R&D program in an effort to focus on opportunities with a more immediate impact.  We believe that opportunities to support programs for our customers may be more attractive for us than developing new products.  Looking forward, we expect R&D expense levels in 2010 to be similar to 2009.  However, R&D activities can be complex, and expense levels are also dependent upon the discovery of opportunities of which we are not currently aware.  Accordingly, R&D expenses are subject to significant variability from period to period.

During 2009 we began developing a new, corporate wide Enterprise Resource Planning (“ERP”) information technology system.  As our ERP system was under development during 2009, we capitalized certain internal costs associated with its development, totaling $247,000 in our surgical products segment.  These internal costs consisted primarily of employee payroll and related expenses.  Upon completion of the ERP system development at each location, these development costs will no longer be capitalized but will be charged as operating expenses. We expect to complete the system development at most of our locations in 2010.

Looking forward to 2010, we expect a number of items to affect our profitability including, among other things:

●	ordering patterns of our larger OEM and distributor customers,
●	continued investments in infrastructure and R&D as we make investments to support anticipated future growth and to develop products to address growth opportunities,
●
changes in product mix and sales channels, with sales through OEM channels generally carrying a relatively lower gross profit margin and sales through distributor channels generally carrying a somewhat higher gross profit margin,

●	continued pricing pressure from customers,
●	the move to a new and larger specialty needle manufacturing facility, which is expected during 2010, incurring moving and transition costs, as well as incurring higher maintenance and operating costs,
●	the implementation of our new, corporate wide ERP systems, and
●	increasing scale of our surgical products business.

Brachytherapy Seed Segment

Operating income excluding special items in our brachytherapy seed business was $4.1 million in 2009 compared to $5.7 million in 2008.   Manufacturing related expenses in our brachytherapy business tend to be relatively fixed in nature.  Accordingly, even modest declines in revenue have a significant negative impact on operating income.  Offsetting the decline in profitability from the decrease in revenue was a decrease in SG&A expenses of $935,000 from 2008.  A portion of this decline was from a reduction in the allocation of corporate costs in the 2009.  We now allocate corporate costs based on the relative revenue of each of our two business segments.  Because our brachytherapy revenue comprised less of our consolidated revenue in 2009, mainly due to the inclusion of NeedleTech in our consolidated results, corporate costs allocated to our brachytherapy business declined $539,000 in 2009.  SG&A in 2009 was also reduced from the elimination of maintenance and carrying costs related to our former Oak Ridge facility, which we sold in July 2008, and a decrease in advertising related expenses.   Operating income for 2008 also included a $142,000 benefit from the sale of our Oak Ridge facility.  No such benefit was realized in 2009.  Looking forward, operating income in our brachytherapy seed business is expected to continue to be highly dependent on sales levels due to the relatively fixed nature of our manufacturing costs.

Our new ERP system is also being developed for our brachytherapy seed business.  Internal costs, including capitalized interest, totaling $138,000 were capitalized in this segment during 2009 as our ERP system was under development. These internal costs consisted primarily of employee payroll and related expenses.  Upon completion of the development of our ERP system, which is expected during 2010, these development costs will no longer be capitalized but will be charged as operating expenses.

Non-operating income/expense

Interest income decreased from $1.1 million in 2008 to $25,000 in 2009 due to significantly lower yields on our investment portfolio.  During 2008 we had significant investments in auction rate securities.  These investments provided relatively higher returns than we experienced in 2009, but they also turned out to be illiquid and riskier than expected.  We liquidated our auction rate securities in late 2008 and early 2009 at full value and without incurring any losses to principal.  However, due to the uncertainties and risks inherent in the current investment and credit markets, our investment portfolio in 2009 was much more conservatively invested than it was in 2008.  All of our investments are currently held in banks, U.S. Treasury Bills or highly rated money market accounts.  Looking forward, we may invest our funds in higher yielding investments if those investments meet the conservative criteria established by our investment policies and the macroeconomic outlook becomes clearer.  Funds available for investment have and will continue to be utilized for our current and future expansion programs, for strategic opportunities for growth and diversification, and for installment payments on the Term Loan. As funds continue to be used for these purposes, and as interest rates continue to change, we expect interest income to fluctuate accordingly.  For more information on the risks related to our investments, see Critical Accounting Policies, Liquidity and Capital Resources – Cash, Cash Equivalents and Marketable Securities, and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, all of which are included in this report.

Interest expense was $865,000 in 2009 compared to $841,000 in 2008.  We maintained higher weighted average outstanding balances under our credit facility during 2009.  This was offset by a lower effective interest rate.  Our weighted average effective interest rate was 3.1% at December 31, 2009.  In addition, fair value adjustments related to our interest rate swaps are included in interest expense in 2009.  Such fair value adjustments are unrealized losses and totaled $80,000 in 2009.

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

Income tax expense

Our effective income tax rate was 37% in 2009.   Our effective income tax rate for 2008 was a benefit of 7%. These rates include federal and state income taxes.  Our effective income tax rate in 2008 was significantly affected by our non-cash impairment charges of goodwill and tradenames. The majority of these impairment charges were not deductible for income tax purposes and, accordingly, the associated tax benefit was not significant. Future tax rates can be affected by, among other things, tax expense for items unrelated to actual taxable income (such as the write-off of deferred tax assets associated with share based compensation), changes in tax regulations, changes in statutory tax rates, changes in the tax jurisdictions in which we must file income tax returns, and many other items that affect the taxability and deductibility of our revenue and expenses and for which we cannot currently predict.

Year Ended December 31, 2008, Compared to Year Ended December 31, 2007

Revenue

Surgical Products Segment

Revenue in our surgical products segment increased 34% over 2007 as a result of the acquisition of NeedleTech, organic growth, and expanded programs for existing customers. On a pro forma basis, as if the NeedleTech acquisition had occurred on January 1, 2007, revenue in our surgical products segment would have increased 7% over 2007. A significant portion of the products in our surgical business is sold to OEMs and a network of distributors. Ordering patterns of these customers vary and are difficult to predict. Accordingly, surgical products revenue is subject to fluctuation, especially on a quarter-to-quarter basis. In addition, the volatility and disruptions in the U.S. and global economies and credit markets, and other uncertainties due to the economic slowdown in the U.S. and around the world, had a negative effect on our surgical product revenue, especially as general economic conditions worsened in the fourth quarter of 2008. Scheduled shipping dates for orders were farther out than we have typically experienced. We believe the lengthening lead times were, at least in part, our customers’ response to hospitals’ efforts to reduce inventories and conserve cash. We believe this affected all companies in the supply chain, including ours.

Brachytherapy Seed Segment

Brachytherapy product sales decreased 14% in 2008 compared to 2007. The decrease in product sales included a decline in sales to our main distributor of 18%. We believe there was an industry wide decline in prostate brachytherapy procedure volume in 2008. Some newer forms of treatment increased their market share, especially those with Medicare reimbursement levels that are higher than reimbursement levels for brachytherapy. These newer forms of alternative treatments include IMRT and robotic surgery. Our revenues also continued to be affected by the disappointing performance of our main distributor. We also maintained our own internal brachytherapy sales force that sells TheraSeed® and I-Seed directly to hospitals and physicians. Revenue from direct sales was 47% of total brachytherapy segment revenue in 2008 and 46% in 2007. In addition to treatment options that enjoy favorable reimbursement rates, we believe that our brachytherapy seed revenue was also affected by disruptive pricing from other brachytherapy providers and uncertainties surrounding reimbursement. The average selling price of the TheraSeed® device sold directly to hospitals and physicians was down slightly in 2008 compared to 2007.

We have non-exclusive distribution agreements in place for the distribution of the TheraSeed® device.  During 2008 the primary distribution agreement was with Bard.  Sales to Bard under the Bard agreement represented 51% of brachytherapy product revenue in 2008 compared with 53% in 2007.

Operating income (loss) and costs and expenses

Surgical Products Segment

Operating income in the surgical products segment included the results of NeedleTech subsequent to acquisition on July 28, 2008. Surgical products operating income excluding special items was $1.2 million in 2008 compared to $1.4 million in 2007. Gross margins in our surgical products segment were 41% in 2008 compared to 43% in 2007. Our gross margins in 2008 were negatively affected by $885,000 of non-cash acquisition related charges related to the NeedleTech acquisition. These non-cash charges were related primarily to the fair value adjustments to NeedleTech inventory at acquisition. Gross margins are also dependent on sales channel and product mix. SG&A expenses in our surgical products business were 28% and 29% of revenue in 2008 and 2007, respectively. In 2008, SG&A as a percentage of revenue declined due to the increasing scale of our surgical products segment offset somewhat by higher recruiting, relocation, and information technology infrastructure costs as compared to 2007. SG&A also increased in 2008 because of the change in method of allocating our corporate costs.  We allocate corporate costs based on the relative revenue of each of our two business segments.  Because our surgical products segment comprised more of our consolidated revenue in the 2008 periods, primarily due to the inclusion of NeedleTech in our consolidated results, corporate costs allocated to our surgical products segment increased by $1.1 million in 2008 from 2007.   We also implemented a new R&D program in our surgical products business in the fourth quarter of 2008. This R&D program is intended to focus on product extensions, next generation products and new products that are complementary to our current product lines. R&D expenses in our surgical products segment were $1.2 million in 2008 compared to $639,000 in 2007.

Brachytherapy Seed Segment

Operating income excluding special items in the brachytherapy seed segment was $5.7 million in 2008 compared to $6.5 million in 2007. In December 2007 we increased the estimated service lives of our cyclotron equipment from 10 years to 15 years. This change reduced manufacturing related depreciation expense by approximately $1.4 million in 2008 from what would have otherwise been reported. Despite the lower depreciation expense, our operating income declined in 2008 primarily as a result of lower revenue. Manufacturing related expenses in our brachytherapy business tend to be relatively fixed in nature. Accordingly, even modest declines in revenue have a significant negative impact on operating income. Partially offsetting the lower revenue was a $1.2 million decrease in SG&A expenses compared to 2007 primarily as a result of lower compensation related expenses and the elimination of maintenance expenses and carrying costs related to our Oak Ridge facility, which we sold in July 2008. SG&A also declined because of the change in method of allocating our corporate costs.  We allocate corporate costs based on the relative revenue of each of our two business segments.  Because our brachytherapy revenue comprised less of our consolidated revenue in 2008, mainly due to the inclusion of NeedleTech in our consolidated results, corporate costs allocated to our brachytherapy business declined $367,000 in 2008 from 2007. R&D expenses in the brachytherapy seed segment also declined in 2008.

Sale of asset held for sale in 2008

We completed the sale of our Oak Ridge facility in July 2008. This facility was previously classified as a long-term asset held for sale on our consolidated balance sheet. As part of this transaction, the facility was sold and the underlying land sublease was terminated. The significant portion of the present value of the future payments due under that sublease was previously classified as a long-term contract termination liability in our consolidated balance sheet. The $142,000 gain realized from the completion of the sale in July, including the termination of the sublease, was recognized as an adjustment to the carrying value of the asset held for sale in 2008. During 2007 we recorded a $500,000 write down of the carrying value of the Oak Ridge facility based on the general deterioration of the commercial real estate markets and in the overall economy at the time.

Impairment of goodwill and tradenames in 2008

Goodwill and intangible assets with indefinite lives are not amortized to expense and must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that such assets might be impaired. The first step of the impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill and intangible assets with indefinite lives. If fair value exceeds book value, goodwill is considered not impaired, and the second step of the impairment test is not required. If book value exceeds fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. For this step the implied fair value of the goodwill is compared with the book value of the goodwill. If the book value amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to that excess. Any loss recognized cannot exceed the carrying amount of goodwill. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited once the measurement of that loss is completed.

When we have goodwill or other intangible assets not subject to amortization recorded in our consolidated balance sheet, we perform impairment testing at the reporting unit level.  A reporting unit is the same as, or one level below, an operating segment.  Our annual impairment testing is typically performed during the fourth quarter of each year, which coincides with the timing of our annual budgeting and forecasting process.  We also make judgments about goodwill and other intangible assets not subject to amortization whenever events or changes in circumstances indicate that impairment in the value of such asset recorded on our consolidated balance sheet may exist. The timing of an impairment test may result in charges to our consolidated statements of operations in future reporting periods that could not have been reasonably foreseen in prior periods.

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

The most recent goodwill and intangible asset impairment assessment was performed in the fourth quarter of 2008.  We determined that all of our goodwill was impaired and that a portion of our tradenames intangible asset was impaired.  These impairment charges were recorded in the fourth quarter of 2008.  A summary of impairment charges by segment follows (amounts in thousands):

	Goodwill	Tradenames	Total
Surgical products segment	$65,283	$2,515	$67,798
Brachytherapy seed segment	2,578	—	2,578
Total impairment charges in 2008	$67,861	$2,515	$70,376

Our market capitalization declined significantly in the fourth quarter of 2008, along with the significant declines in the overall market value of all of the major stock markets in the United States and around the world.  We considered our market capitalization when we developed the appropriate discount rates and comparable company market multiples for purposes of estimating the fair value of our reporting units.  The significant decline in our market capitalization resulted in discount rates that were considerably higher, and comparable company market multiples that were considerably lower, than the discount rates and comparable company market multiples we previously considered appropriate.  The most significant assumption leading to our impairment charges in the fourth quarter of 2008 was the various discount rates for our reporting units, all of which exceeded 20% at that point in time.  We attempted to identify the underlying reasons for this circumstance.  We considered many factors, including: the conditions of the companies in our sectors; unusual short selling or other unusual activity in the trading of our common stock; and whether the overall general economic outlook and stock market declines could be considered as “temporary.”  We were unable to identify any of these factors as directly affecting the decline in our market capitalization.  The long-term expectations for our reporting units did not materially change during the period.  We concluded that the significant increase in our discount rates and decrease in our comparable company market multiples was a result of the increased risk associated with the distressed equity and credit markets generally, especially as these factors relate to a small company such as ours.  In addition, we believe the increasing prevalence of shareholders and investors trading securities outside of traditional stock exchanges contributes to share price volatility, especially over the short term.  Finally, the scarcity of capital, especially for smaller companies such as ours, affects the risks associated with investments in its common stock and its share price.

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

We also review long-lived assets, including our intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We group these assets at the lowest level that we could reasonably estimate the identifiable cash flows. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of long-lived assets to the future undiscounted net cash flows expected to be generated by these assets. If the carrying amounts exceed the future undiscounted cash flows, then the impairment recognized is the amount by which the carrying amount of the assets exceeds their fair value. As a result of the impairment indicators related to goodwill and tradenames, we tested our long-lived assets for impairment at December 31, 2008, and determined that there was no impairment.

Non-operating  income/expense

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

Other non-operating income in 2008 totaled $53,000. This amount consisted of gains from the sale of scrap metal from one of our operating facilities of $457,000.  Offsetting this gain in 2008 was $347,000 in losses in our marketable securities, which included a $93,000 impairment charge related to a decline in market value of one of our investments that we considered to be a permanent decline.

Income tax expense

Our effective income tax rate for 2008 was a benefit of 7%. In 2007 our effective income tax rate was 36%. Our effective income tax rate in 2008 was significantly affected by our non-cash impairment charges of goodwill and tradenames. The majority of these impairment charges were not deductible for income tax purposes and, accordingly, the associated tax benefit was not significant.  During 2007, the IRS completed an examination of our 2004 and 2005 federal income tax returns with no significant adjustments. Upon settlement of the 2004 audit, during 2007 we received a refund of federal income tax previously paid of $1.9 million. This refund resulted from the carryback of tax losses that were reported in our 2004 federal income tax return. We also received $309,000 of interest income related to this refund, which was recognized upon settlement of the IRS examination in 2007.

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

Property and equipment. Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of such assets. Our estimates can result in differences from the actual useful lives of certain assets. The significant portion of equipment is comprised of cyclotrons, which are utilized in the brachytherapy business. As of December 31, 2009, we owned and operated eight cyclotrons, the first of which entered service in 1998. In December 2007 we changed the estimated service lives of certain depreciable assets, mainly the cyclotron equipment. The estimated service life of the cyclotron equipment was increased from 10 years to 15 years, and was based on, among other things, an assessment of the equipment’s operating and maintenance history and expected future performance. We accounted for this change as a change in estimate. Accordingly, this change was accounted for in the period of the change and will be accounted for in future periods. This change reduced depreciation expense by approximately $490,000 and $1.4 million in 2009 and 2008, respectively, compared to what it would have been using the former estimated useful life. The effect of this change was not significant in 2007.

We will continue to periodically examine estimates used for depreciation for reasonableness. If we determine that the useful life of property or equipment should be shortened or lengthened, depreciation expense would be adjusted accordingly for the remaining useful lives of the identified assets.

We assess the impairment of our depreciable assets (including property, equipment, and intangible assets subject to amortization) whenever events or circumstances indicate that such assets might be impaired. In the event the expected undiscounted future cash flow attributable to the asset is less than the carrying value of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. The estimation of fair value, whether in conjunction with an asset to be held and used or with an asset held for sale, also involves judgment. It is possible that our estimates of fair value may change and impact our financial condition and results of operations. As a result of the impairment indicators related to goodwill in the fourth quarter of 2008, we performed an assessment of our long-lived assets and determined that there was no impairment. See Impairment of goodwill and tradenames in 2008 above under Results of Operations.

Goodwill and other intangible assets. Goodwill and intangible assets with indefinite lives are not amortized to expense and must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that such assets might be impaired. The first step of the impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill and intangible assets with indefinite lives. If fair value exceeds book value, goodwill is considered not impaired, and the second step of the impairment test is not required. If book value exceeds fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. For this step the implied fair value of the goodwill is compared with the book value of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to that excess. Any loss recognized cannot exceed the carrying amount of goodwill. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited once the measurement of that loss is completed.

When we have goodwill or other intangible assets not subject to amortization recorded in our consolidated balance sheet, we perform impairment testing at the reporting unit level.  A reporting unit is the same as, or one level below, an operating segment.  Our annual impairment testing is typically performed during the fourth quarter of each year, which coincides with the timing of our annual budgeting and forecasting process. We also make judgments about goodwill and other intangible assets not subject to amortization whenever events or changes in circumstances indicate that impairment in the value of such asset recorded on our consolidated balance sheet may exist. The timing of an impairment test may result in charges to our consolidated statements of operations in future reporting periods that could not have been reasonably foreseen in prior periods.

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

The most recent goodwill and intangible asset impairment assessment was performed in the fourth quarter of 2008.  We determined that all of our goodwill was impaired and that a portion of our tradenames intangible asset was impaired.  See Impairment of Goodwill and Tradenames in 2008 above.

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

Allowance for obsolete inventory. We review inventory periodically and record an estimated allowance for inventory that has become obsolete, that has a cost basis in excess of its expected net realizable value, or that is in excess of expected requirements.  Specifically, we analyze inventory in relation to sales history, inventory turnover and days supply on hand, competing products, current economic trends, changes in our customers’ ordering histories, and historical write-offs. Our estimate is subjective and dependent on our estimates of future demand for a particular product.  If our estimate of future demand exceeds actual demand, we may have to increase the allowance for obsolete inventory for that product and record a charge to cost of product sales.

 Asset Retirement Obligations. We estimate the future cost of asset retirement obligations, discount that cost to its present value, and record a corresponding asset and liability in our consolidated balance sheet. The values ultimately derived are based on many significant estimates, including future decommissioning costs, inflation, cost of capital, and market risk premiums. The nature of these estimates requires us to make judgments based on historical experience and future expectations. Revisions to the estimates may be required based on such things as changes to cost estimates or the timing of future cash outlays. Any such changes that result in upward or downward revisions in the estimated obligation will result in an adjustment to the related capitalized asset and corresponding liability on a prospective basis.

Share-based compensation. We account for share-based compensation in accordance with the fair value recognition provisions of guidance issued by FASB.  Under this method, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. In order to determine the fair value of stock options on the date of grant, we utilize the Black Scholes model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. The risk-free interest rate and dividend yield are based on factual data derived from public sources. The expected stock-price volatility and option life assumptions require significant judgment, which makes them critical accounting estimates. Our expected volatility is based upon weightings of the historical volatility of our stock. With respect to the weighted-average option life assumption, we consider the exercise behavior of past grants and model the pattern of aggregate exercises.

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

We review all of our tax positions. The tax benefits of uncertain tax positions are recognized only if it is more likely than not that we will be able to sustain a position taken on an income tax return. We have concluded that there were no significant uncertain tax positions as of December 31, 2009 and 2008. Our policy is to recognize accrued interest expense and penalties associated with uncertain tax positions as a component of income tax expense.

Contingencies.  From time to time we may be subject to various legal proceedings and claims, including, for example, disputes, disputes on agreements, employment disputes and other commercial disputes, the outcomes of which are not within our complete control and may not be known for extended periods of time. In some cases, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures. We record a liability in our consolidated financial statements for damages and/or costs related to claims, settlements and judgments where we have assessed that a loss is probable and an amount can be reasonably estimated. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range. Legal costs associated with these matters are expensed as incurred.

Commitments and Other Contractual Obligations

Contractual Obligations

We lease equipment and production, warehouse, office and other space under non-cancelable leases that expire at various dates through May 2013. We also have $32 million of borrowings outstanding under our credit facility. Approximate minimum payments of these obligations are as follows (amounts in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Obligation
Operating lease obligations
Rental space and equipment	$866	$353	$513	$—	$—
Production, office and warehouse space - related parties (1)	812	278	534	—	—
Total operating lease obligations	1,678	631	1,047	—	—

Borrowings under credit agreement (2)	30,333	3,333	27,000	—	—
Interest payable on short-term borrowings (3)	2,199	874	1,325	—	—
Total short-term borrowings	32,532	4,207	28,325	—	—

Contractual obligations for new building construction	5,100	5,100	—	—	—

Other obligations	640	218	80	342	—

Total	$39,950	$10,156	$29,452	$342	$—

(1)
The surgical products business leases approximately 34,500 square feet of production, warehouse, and office space from two related entities. See Item 2 – Properties above and Note K to our consolidated financial statements.

(2)	Includes $8.3 million term loan payable at $3.3 million annually through June 2012, and $22.0 million outstanding under $30.0 million revolving credit facility, which matures October 2012.
(3)	Interest on outstanding borrowings under credit facility at the December 31, 2009 based on effective interest rates at December 31, 2009.

Letter of Credit

We have a letter of credit outstanding under the credit facility as of December 31, 2009 totaling $946,000. This letter of credit is related to asset retirement liabilities of long-lived assets.

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

We have cash and cash equivalents of $45.3 million at December 31, 2009.  At December 31, 2008 we had $40.6 million of cash, cash equivalents and marketable securities. Marketable securities consisted primarily of high-credit quality corporate and municipal obligations, in accordance with our investment policies. See Cash, Cash Equivalents, and Marketable Securities below for more information.

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

Working capital was $59.6 million and $28.1 million at December 31, 2009 and 2008, respectively. The increase in working capital is primarily due to the classification of $32.0 million of borrowings under our credit facility as a short-term liability at December 31, 2008, thus reducing working capital. During 2009 we refinanced our credit facility; and $27.0 million of our borrowings are classified as long-term at December 31, 2009 and, accordingly, were not a part of working capital.

In May 2009, we executed an Amended and Restated Credit Agreement (the “Credit Agreement”) with a financial institution.  The Credit Agreement provides for up to $30 million of borrowings under a revolving credit facility (the “Revolver”) and a $10 million term loan (the “Term Loan”).  The Revolver matures on October 31, 2012 with interest payable at the London Interbank Offered Rate (“LIBOR”) plus 2.25%.  Maximum borrowings under the Revolver can be increased to $40 million with the prior approval of the financial institution under an accordion feature.  The Revolver also provides for a $5 million sub-limit for trade and stand-by letters of credit.  Letters of credit totaling $946,000, representing decommission funding required by the Georgia Department of Natural Resources, were outstanding under the Credit Agreement as of December 31, 2009. The Term Loan is payable in thirty-six equal monthly installments of principal plus interest at LIBOR plus 1.75%, commencing July 1, 2009.  The Credit Agreement is unsecured, but provides for a lien to be established on substantially all of our assets upon certain events of default.  The Credit Agreement contains representations and warranties, as well as affirmative, reporting and negative covenants customary for financings of this type.  Among other things, the Credit Agreement restricts the incurrence of certain additional debt and certain capital expenditures, and requires the maintenance of certain financial ratios, including a minimum fixed charge coverage ratio, a maximum liabilities to tangible net worth ratio, and the maintenance of minimum liquid assets of $10 million, as all such ratios and terms are defined in the Credit Agreement.  We were in compliance with all covenants at December 31, 2009.  This Credit Agreement amended and restated our prior credit agreement, which was scheduled to mature on October 31, 2009 and provided for a $40 million revolving loan and letter of credit commitment.

Cash provided by operations was $11.6 million in 2009, compared to $12.3 million in 2008. Cash provided by operations consists of net earnings, plus non-cash expenses such as depreciation, amortization, deferred income taxes, and changes in balance sheet items such as accounts receivable, inventories, prepaid expenses and payables. The decline in 2009 was primarily a result of the decline in net income in 2009, excluding the effects of our non-cash impairment charges in 2008.  Cash from operations in 2009 also benefited from a $1.5 million tax refund received during the year as a result of the use of an income tax loss generated in 2008.  The use of this loss also allowed us to reduce income tax payable in 2009.  We have no significant remaining tax loss carryforwards and expect to pay income taxes at normal rates going forward.

Capital expenditures totaled $5.0 million in 2009 and $1.5 million in 2008. The increase in capital expenditures was primarily due to the development of enterprise resource planning (“ERP”) software for internal use, in connection with our corporate wide upgrades to our information technology systems.  In 2009, we also purchased a facility for our specialty needle operations and began renovating and adding onto that facility.   Capital expenditures are expected to increase in 2010 as we complete work on our new manufacturing facility and continue development of our new ERP systems.   These programs, along with our capital expenditures in the normal course, could increase our capital expenditure level to as much as $12.0 million in 2010.

In 2009 we used $1.9 million in cash for financing activities, primarily for scheduled principal payments under our credit facility.  In 2008, cash provided by financing activities was $23.8 million, consisting primarily of the $24.5 million proceeds from our credit facility, which was used in our NeedleTech acquisition, offset by $695,000 for the payment of certain expenses for which we were indemnified and reimbursed by receipt of 202,000 shares of our common stock.

R&D expenses were $2.2 million in 2009. We expect to continue to use cash in 2010 to support growth in the surgical products segment, especially for the R&D program implemented in late 2008.  Looking forward, we expect R&D expense levels in 2010 to be similar to 2009.  However, R&D activities can be complex, and expense levels are also dependent upon the discovery of opportunities of which we are not currently aware.  Accordingly, R&D expenses are subject to significant variability form period to period.

We may also continue to use cash for increased marketing and TheraSeed® support activities, and in the pursuit of additional diversification efforts such as product development and the purchase of technologies, products or companies. We believe that current cash, cash equivalents, and investment balances and cash from future operations will be sufficient to meet our current short-term anticipated working capital and capital expenditure requirements. However, continued disruption and instability in the U.S. and global financial markets and worldwide economies may hinder our ability to take advantage of opportunities for long-term growth in our businesses. In the event additional financing becomes necessary, we may choose to raise those funds through other means of financing as appropriate.

Cash, Cash Equivalents and Marketable Securities

We did not hold any marketable securities at December 31, 2009.  Looking forward, we may invest our funds in marketable securities and higher yielding investments than those we held at December 31, 2009, if those investments meet the conservative criteria established by our investment policies and the macroeconomic outlook becomes clearer. Our cash equivalents include $45.3 million of bank deposits, money market funds, and U.S. Treasury securities. We review our investments in marketable securities and cash equivalents for impairment based on both quantitative and qualitative criteria that include the extent to which cost exceeds market value, the duration of any market decline, our intent and ability to hold to maturity or expected recovery, and the creditworthiness of the issuer. We perform research and analysis, and monitor market conditions to identify potential impairments.  Looking forward, we may invest our funds in higher yielding investments if those investments meet the conservative criteria established by our investment policies and the macroeconomic outlook becomes clearer.  Funds available for investment have and will continue to be utilized for our current and future expansion programs, for strategic opportunities for growth and diversification, and for installment payments on the Term Loan. As funds continue to be used for these purposes, and as interest rates continue to change, we expect interest income to fluctuate accordingly.  Due to the disruptions, volatility and uncertainties related to the U.S. and global investment and credit markets we are exposed to the risk of further changes in fair value of our cash equivalents and marketable securities in future periods, which may cause us to take impairment charges that are not currently anticipated. While we will continue to research, analyze and monitor our investments, we cannot predict what the effect of current investment and credit market circumstances might have on our portfolio going forward.

Medicare Developments

Background

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

Current Status

Prior to 2010, Medicare continued to reimburse for brachytherapy seeds under the “charges adjusted to costs” methodology, which is based on the actual invoiced cost of the seeds and which we sometimes refer to as a “pass-through” methodology.   Consistent with proposals that CMS attempted unsuccessfully to implement in recent years, CMS posted a final hospital OPPS on October 30, 2009 with fixed prospective payment rates for brachytherapy seeds.  This fixed OPPS, which we sometimes refer to as “fixed reimbursement”, went in effect on January 1, 2010 and fixes the per seed rate at which Medicare reimburses hospitals for the purchase of seeds.  We continue to support efforts that urge Congress and CMS to replace this “fixed reimbursement” rule by obtaining a new extension of the “pass-through” reimbursement policies which existed prior to 2010.  Fixed reimbursement policies at CMS can be expected to lead to pricing pressure from hospitals and other healthcare providers, and to have an adverse effect on our brachytherapy revenue.  The extent of the effect is impossible for us to predict, especially when fixed reimbursement policies are being introduced at a time that coincides with 1) an industry wide decline in procedures being experienced due, at least in part, to favorable CMS reimbursement rates enjoyed by alternative, less proven, technologies and 2) uncertainties regarding healthcare reform generally.  These factors could have an adverse effect on brachytherapy revenue.

Forward Looking and Cautionary Statements

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding sales, marketing and distribution efforts, ordering patterns of customers, short term volatility of our results, our sales channels including our OEM, distributor and direct sales channels organization and their growth and effectiveness, third-party reimbursement, CMS policy, sales mix, effectiveness and continuation of non-exclusive distribution agreements, expected effect of our new TheraSeed® distribution agreement with Core Oncology, pricing for the TheraSeed® and I-Seed devices, anticipated growth in the surgical products business segment, plans to increase our specialty needle manufacturing capacity, future cost of sales and gross margins, R&D efforts and expenses (including our centralized, corporate-wide R&D initiative), investment in additional personnel, infrastructure and capital assets, implementation of a new Enterprise Resource Planning system, future SG&A expenses, other income, potential new products and opportunities, potential effects of environmental, nuclear, regulatory and occupational health and safety laws and regulations, future results in general, plans and strategies for continuing diversification, valuation of marketable securities and cash equivalents we may hold, and the sufficiency of our liquidity and capital resources. From time to time, we may also make other forward-looking statements relating to such matters as well as statements relating to anticipated financial performance, business prospects, technological developments and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with new product development cycles, effectiveness and execution of marketing and sales programs of our business segments and their distributors, competitive conditions and selling tactics of our competitors, potential changes in third-party reimbursement (including CMS), changes in product pricing, changes in cost of materials used in production processes, continued acceptance of our products by the market, potential changes in demand for the products manufactured and sold by our brachytherapy and surgical products segments, integration of acquired companies into the Theragenics organization, capitalization on opportunities for growth within our surgical products business segment, competition within the medical device industry, development and growth of new applications within our markets, competition from other methods of treatment, ability to execute on acquisition opportunities on favorable terms and successfully integrate any acquisitions, unanticipated expenditures required to maintain compliance with current or new environmental, nuclear, regulatory and occupational and safety laws and regulations, the risk that the implementation of our new ERP system will not be effective, the risk that we will not be able to meet customer demands and/or will incur additional costs and inefficiencies due to the relocation of our NeedleTech facility, the ability to realize our estimate of fair value upon sale or other liquidation of marketable securities that we hold and cash equivalents we may hold, volatility in U.S. and global stock markets, economic conditions generally, potential changes in tax rates and market interest rates, the effect of current difficulties in the credit markets on our business, and the risks identified elsewhere in this report. All forward looking statements and cautionary statements included in this document are made as of the date hereof based on information available to us, and we assume no obligation to update any forward looking statement or cautionary statement.

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

	2009				2008
	First Qtr	Second Qtr	Third Qtr	Fourth Qtr	First Qtr	Second Qtr	Third Qtr	Fourth Qtr
	(Amounts in thousands, except per share data)

Total revenue	$20,077	$20,219	$19,344	$18,686	$15,235	$15,914	$18,106	$18,103
Cost of sales	11,370	11,082	10,783	11,718	7,578	7,664	10,292	10,730
Gross profit	8,707	9,137	8,561	6,968	7,657	8,250	7,814	7,373
Selling, general and administrative	6,029	5,509	5,607	4,875	4,803	5,167	5,608	4,922
Amortization of purchased intangibles	871	871	853	846	469	468	683	790
Research and development	603	588	521	448	133	161	373	633
Change in estimated value of asset held for sale	—	—	—	—	—	(142)	—	—
Impairment charges of goodwill and tradenames	—	—	—	—	—	—	—	70,376
(Gain) loss on sale of assets	—	2	1	—	2	1	(8)	—
Other income (expense)	(120)	(149)	(354)	(214)	317	98	141	(279)
Earnings (loss) before income taxes	1,084	2,018	1,225	585	2,567	2,693	1,299	(69,627)
Income tax expense (benefit)	477	747	426	187	931	1,055	658	(7,172)
Net earnings (loss)	$607	$1,271	$799	$398	$1,636	$1,638	$641	$(62,455)

Earnings per share:
Basic	$0.02	$0.04	$0.02	$0.01	$0.05	$0.05	$0.02	$(1.89)
Diluted	$0.02	$0.04	$0.02	$0.01	$0.05	$0.05	$0.02	$(1.89)
Weighted average shares outstanding:
Basic	33,104	33,145	33,161	33,176	33,162	33,106	33,000	33,002
Diluted	33,133	33,198	33,244	33,304	33,286	33,246	33,139	33,002

Inflation

We do not believe that the relatively moderate levels of inflation, which have been experienced in the United States in recent years, have had a significant effect on our results of operations.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

We have exposure to market risk as a result of changing interest rates on a portion of our borrowings under our Credit Agreement.  We have outstanding borrowings of $8.3 million under our Credit Agreement in the form of a Term Loan that is payable in equal monthly installments of approximately $278,000 through July 2012.  Interest is payable at LIBOR plus 1.75%.  We have entered into a floating to fixed rate swap agreement that expires in July 2012 with respect to the outstanding amount of the Term Loan at a fixed interest rate of 3.27%.  We also have outstanding borrowings of $22 million under the Revolver component of our Credit Agreement.  The Revolver matures in October 2012. Interest on outstanding borrowings under the Revolver is payable at LIBOR plus 2.25%. We entered into a separate floating to fixed rate swap that expires in July 2012 with respect to $6 million of the principal amount outstanding under the Revolver at a fixed interest rate of 4.26%.   Accordingly, we are exposed to changes in interest rates on outstanding borrowings under our Revolver in excess of $6 million.  A hypothetical 1% change in the interest rate applicable to the borrowings in excess of $6 million would result in an increase or decrease in interest expense of $160,000 per year before income taxes, assuming the same level of borrowings.

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

None

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009, the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

We are responsible for preparing our annual consolidated financial statements and for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●
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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that assessment, we believe that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

Dixon Hughes PLLC, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2009, as stated in their report, which is included below.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm – Internal Controls Over Financial Reporting

To the Board of Directors and
Shareholders of Theragenics Corporation

We have audited Theragenics Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive earnings (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 15, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/ DIXON HUGHES PLLC

Atlanta, Georgia
March 15, 2010

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

Our Chief Executive Officer is required to certify to the New York Stock Exchange each year that she was not aware of any violation by us of the Exchange’s corporate governance listing standards. Our Chief Executive Officer made her annual certification to that effect to the New York Stock Exchange on June 5, 2009. Our Form 10-K on file with the Securities and Exchange Commission includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 and Section 302 of the Sarbanes-Oxley Act of 2002.

Item 11. Executive Compensation*

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*

Item 13. Certain Relationships and Related Transactions, Director Independence*

Item 14. Principal Accounting Fees and Services*

*           Except as set forth above, the information called for by Items 10, 11, 12, 13 and 14 is omitted from this Report and is incorporated by reference to the definitive Proxy Statement to be filed by us not later than 120 days after December 31, 2009, the close of our fiscal year.

III-1

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)         The following documents are filed as part of this Report.

1.	Financial Statements.
See index to financial statements on page F-1.

2.	Financial Schedules.
See financial statement schedule on page S-2.

Exhibits

3.1	Certificate of Incorporation as amended through July 29, 1998 (incorporated by reference to Exhibit 3.1 of the Company’s report on Form 10-Q for the quarterly period ended June 30, 1998)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed August 17, 2007)

4.1	See Exhibits 3.1 - 3.2 for provisions in the Company’s Certificate of Incorporation and By-Laws defining the rights of holders of the Company’s Common Stock

4.2	See Exhibit 10.20

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

10.4
Amended and Restated Credit Agreement dated May 27, 2009 among the Company, C.P. Medical Corporation, Galt Medical Corp., NeedleTech Products, Inc. and Wachovia, together with related Term Loan Note and Amended, Restated and Consolidated Line of Credit Note (incorporated by reference to Exhibit 10.1 of our report on Form 10-Q for the quarterly period ended July 5, 2009)

10.5	Theragenics Corporation 1995 Stock Option Plan* (incorporated by reference to Exhibit 10.1 of the Company’s common stock registration statement on Form S-8, file no. 333-15313)

10.6	1997 Stock Incentive Plan* (incorporated by reference to Appendix B of the Company’s Proxy Statement for its 1997 Annual Meeting of Stockholders filed on Schedule 14A)

10.7	Theragenics Corporation 2000 Stock Incentive Plan* (incorporated by reference to Exhibit 10.16 of the Company’s report on Form 10-K for the year ended December 31, 1999)

10.8	Employment Agreement dated April 13, 2000 of M. Christine Jacobs* (incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the quarterly period ended March 31, 2000)

10.8A
First Amendment dated July 8, 2003 to Executive Employment Agreement for M. Christine Jacobs* (incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the quarterly period ended June 30, 2003)

10.8B
Amendment to Employment Agreement dated August 8, 2006, between Theragenics Corporation and M. Christine Jacobs* (incorporated by reference to Exhibit 10.3 of the Company’s report on Form 10-Q for the quarterly period ended July 2, 2006)

10.8C
Amendment to Employment Agreement dated December 31, 2008, between Theragenics Corporation and M. Christine Jacobs* (incorporated by reference to Exhibit 10.11C of our report on Form 10-K for the year ended December 31, 2008)

10.9	Employment Agreement dated January 1, 1999 of Bruce W. Smith* (incorporated by reference to Exhibit 10.22 of the Company’s report on Form 10-K for the year ended December 31, 1998)

10.9A	Amendment to Executive Employment Agreement dated June 29, 1999 for Bruce W. Smith* (incorporated by reference to Exhibit 10.18 of the Company’s report on Form 10-K for year ended December 31, 2002)

10.9B
Second Amendment dated June 15, 2001 to Executive Employment Agreement for Bruce W. Smith* (incorporated by reference to Exhibit 10.19 of the Company’s report on Form 10-K for year ended December 31, 2002)

10.9C
Third Amendment dated September 3, 2002 to Executive Employment Agreement for Bruce W. Smith* (incorporated by reference to Exhibit 10.20 of the Company’s report on Form 10-K for year ended December 31, 2002)

10.9D
Fourth Amendment dated May 28, 2003 to Executive Employment Agreement for Bruce W. Smith* (incorporated by reference to Exhibit 10.2 of the Company’s report on Form 10-Q for the quarterly period ended June 30, 2003)

10.9E	Fifth Amendment to Executive Employment Agreement for Bruce W. Smith* (incorporated by reference to Exhibit 10.15E of the Company’s report on Form 10-K for the year ended December 31, 2005)

10.9F
Amendment to Employment Agreement dated December 31, 2008, between Theragenics Corporation and Bruce W. Smith* (incorporated by reference to Exhibit 10.11C of our report on Form 10-K for the year ended December 31, 2008)

10.10	Forms of Option Award for grants prior to 2007* (incorporated by reference to Exhibit 10.22 of the Company’s report on Form 10-K for the year ended December 31, 2004)

10.11
Advisor to the Chief Executive Officer Agreement dated February 18, 2008 with John Herndon* (incorporated by reference to Exhibit 10.15 of the Company’s report on Form 10-K for the year ended December 31, 2007)

10.12	Form of Directors and Officers Indemnification Agreement* (incorporated by reference to Exhibit 10.28 of the Company’s report on Form 10-K for the year ended December 31, 2003)

10.13	Form of Restricted Stock Agreement for directors as of May 2005* (incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the quarterly period ended July 3, 2005)

10.14
Employment Agreement between the Company and Francis J. Tarallo dated August 10, 2005* (incorporated by reference to Exhibit 10.5 of the Company’s report on Form 10-Q for the quarterly period ended July 3, 2005)

10.14A	Amendment to Employment Agreement dated December 31, 2008, between Theragenics Corporation and Francis J. Tarallo*

10.15	Theragenics Corporation Incentive Stock Option Award for 2007 grants* (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated February 20, 2007)

10.16	Restricted Stock Award Pursuant to the Theragenics Corporation 2006 Stock Incentive Plan for 2007 grants* (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated February 20, 2007)

10.17	Theragenics Corporation Amended and Restated 2007 Long-Term Cash Incentive Plan* (incorporated by reference to Exhibit 10.24 of the Company’s Form 10-K for the year ended December 31, 2007)

10.18	Employment Agreement dated May 6, 2005 by and between the Company and Patrick Ferguson* (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 12, 2005)

10.19
Theragenics Corporation 2006 Stock Incentive Plan* (incorporated by reference to Appendix A to the Company’s definitive proxy statement for its May 9, 2006 annual meeting of stockholders filed with the Securities and Exchange Commission on March 27, 2006).

10.19A	First Amendment to Theragenics Corporation 2006 Stock Incentive Plan* (incorporated by reference to Exhibit 18.1 on Form 8-K filed November 13, 2006)

10.20
Rights Agreement dated February 14, 2007 between the Company and Computershare Investor Services LLC (incorporated by reference to Exhibit 99.1 of the Company’s registration statement on Form 8-A/A filed February 16, 2007)

10.21	Employment Agreement between Galt Medical Corp. and Michael F. Lang dated August 21, 2007* (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed November 8, 2007)

10.21A	Amendment to Employment Agreement dated December 31, 2008, between Galt Medical Corp. and Michael F. Lang*

10.22	Theragenics Corporation Incentive Stock Option Award for 2008, 2009 and 2010 grants* (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated February 25, 2008)

10.23
Restricted Stock Award for 2008, 2009 and 2010 grants, pursuant to the Theragenics Corporation 2006 Stock Incentive Plan* (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated February 25, 2008)

10.24	Theragenics Corporation 2008 Long-Term Cash Incentive Plan* (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated February 25, 2008)

10.25
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

10.26	Employment Agreement between NeedleTech Products, Inc. and Ronald Routhier, dated as of July 28, 2008* (incorporated by reference to Exhibit 10.1 of the Company’s form 8-K filed on July 31, 2008).

10.26A	Amendment to Employment Agreement dated December 31, 2008, between NeedleTech Products, Inc. and Ronald Routhier*

10.27	Employment Agreement between NeedleTech Products, Inc. and Russell Small, dated as of July 28, 2008* (incorporated by reference to Exhibit 10.2 of the Company’s form 8-K filed on July 31, 2008)

10.27A	Amendment to Employment Agreement dated December 31, 2008, between NeedleTech Products, Inc. and Russell Small*

10.28	Employment Agreement between CP Medical Corporation and Janet Zeman dated August 6, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 6, 2008)

10.28A	Amendment to Employment Agreement dated December 31, 2008, between CP Medical Corporation and Janet Zeman*

10.29	Theragenics Corporation 2009 Long-Term Cash Incentive Plan* (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated March 4, 2009)

10.30	Standard Form Commercial Lease between Chartier-Tate, LLC and NeedleTech Products, Inc. dated April 19, 2006 and Amendment dated May 22, 2008

10.31	Theragenics Corporation Cash Incentive Plan*

23.1	Consent of Dixon Hughes PLLC

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERAGENICS CORPORATION
(Registrant)

	By:	/s/ M. Christine Jacobs
M. Christine Jacobs
Chief Executive Officer
Dated: March 15, 2010
Buford, Georgia

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ M. Christine Jacobs	Chief Executive Officer	3/15/10
M. Christine Jacobs	(Principal Executive Officer)
President and Chairman

/s/ Francis J. Tarallo	Chief Financial Officer (Principal Financial	3/15/10
Francis J. Tarallo	and Accounting Officer) and Treasurer

/s/ Kathleen A. Dahlberg	Director	3/15/10
Kathleen A. Dahlberg

/s/ K. Wyatt Engwall	Director	3/15/10
K. Wyatt Engwall

/s/ John V. Herndon	Director	3/15/10
John V. Herndon

/s/ C. David Moody, Jr.	Director	3/15/10
C. David Moody, Jr.

/s/ Peter A.A. Saunders	Director	3/15/10
Peter A. A. Saunders

THERAGENICS CORPORATION®

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Theragenics Corporation

We have audited the accompanying consolidated balance sheets of Theragenics Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive earnings (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010, expressed an unqualified opinion thereon.

/s/ DIXON HUGHES PLLC

Atlanta, Georgia
March 15, 2010

Theragenics Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE EARNINGS (LOSS)

 Year ended December 31,

(Amounts in thousands, except per share data)

	2009	2008	2007
Revenue
Product sales	$77,151	$66,447	$61,286
License and fee income	1,175	911	924
	78,326	67,358	62,210
Cost of sales	44,953	36,264	31,994
Gross profit	33,373	31,094	30,216

Operating expenses
Selling, general and administrative	22,020	20,500	19,131
Amortization of purchased intangibles	3,441	2,410	1,875
Research and development	2,160	1,300	1,365
Change in estimated value of asset held for sale	—	(142)	500
Impairment of goodwill and tradenames	—	70,376	—
Loss (gain) on sale of equipment	3	(5)	—
	27,624	94,439	22,871

Earnings (loss) from operations	5,749	(63,345)	7,345

Other income (expense)
Interest income	25	1,065	2,192
Interest expense	(865)	(841)	(691)
Other, net	3	53	1
	(837)	277	1,502

Earnings (loss) before income taxes	4,912	(63,068)	8,847

Income tax expense (benefit)	1,837	(4,528)	3,212

NET EARNINGS (LOSS)	$3,075	$(58,540)	$5,635

NET EARNINGS (LOSS) PER SHARE
Basic	$0.09	(1.77)	$0.17
Diluted	$0.09	(1.77)	$0.17

WEIGHTED AVERAGE SHARES
Basic	33,145	33,066	33,103
Diluted	33,269	33,066	33,299

COMPREHENSIVE EARNINGS (LOSS)
Net earnings (loss)	$3,075	(58,540)	$5,635
Other comprehensive earnings, net of taxes
Reclassification adjustment for loss included in net earnings (loss)	—	347	5
Unrealized gain (loss) on securities arising during the year	—	(291)	21
Total other comprehensive earnings	—	56	26
Total comprehensive earnings (loss)	$3,075	(58,484)	$5,661

The accompanying notes are an integral part of these consolidated financial statements.

Theragenics Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31,

(Amounts in thousands, except per share data)

	2009	2008

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$45,326	$39,088
Marketable securities	—	1,507
Trade accounts receivable, less allowance of $384 in 2009 and $481 in 2008	8,999	8,532
Inventories	11,636	11,667
Deferred income tax asset	1,096	2,158
Refundable income taxes	645	1,504
Prepaid expenses and other current assets	857	1,129
Total current assets	68,559	65,585

Property and equipment, net	31,999	30,035
Intangible assets, net	15,464	18,720
Other assets	86	79

Total assets	$116,108	$114,419

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,845	$1,437
Accrued salaries, wages and payroll taxes	2,303	1,968
Short-term borrowings	3,333	32,000
Income taxes payable	—	209
Other current liabilities	1,491	1,896
Total current liabilities	8,972	37,510

Long-term borrowings	27,000	—
Deferred income taxes	1,365	2,006
Decommissioning retirement	696	646
Other long-term liabilities	422	147
Total liabilities	38,455	40,309

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock - authorized 100,000 shares of $.01 par value; issued and outstanding, 33,435 in 2009 and 33,243 in 2008	334	332
Additional paid-in capital	73,360	72,894
Retained earnings	3,959	884
Total shareholders’ equity	77,653	74,110

Total liabilities and shareholders’ equity	$116,108	$114,419

The accompanying notes are an integral part of these consolidated financial statements.

Theragenics Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three years ended December 31, 2009

(Amounts in thousands, except per share data)

	Common Stock
	Number of Shares	Par value $0.01	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2006	33,096	$331	$72,103	$53,789	$(82)	$126,141

Exercise of stock options	30	—	126	—	—	126

Tax benefit related to stock plans	—	—	15	—	—	15

Issuance of restricted shares	135	1	(1)	—	—	—

Restricted shares forfeited	(1)	—	—	—	—	—

Issuance of common stock upon vesting of restricted units	23	—	—	—	—	—

Retirement of common stock received in settlement for other receivable	(21)	—	(83)	—	—	(83)

Employee stock purchase plan	12	1	35	—	—	36

Share based compensation	—	—	723	—	—	723

Other comprehensive earnings	—	—	—	—	26	26

Net earnings for the year	—	—	—	5,635	—	5,635

Balance, December 31, 2007	33,274	$333	$72,918	$59,424	$(56)	$132,619

Theragenics Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – Continued

 For the three years ended December 31, 2009

(Amounts in thousands, except per share data)

	Common Stock
	Number of Shares	Par value $0.01	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2007	33,274	$333	$72,918	$59,424	$(56)	$132,619

Tax benefit related to stock plans	—	—	7	—	—	7

Issuance of restricted shares	159	1	(1)	—	—	—

Restricted shares forfeited	(23)	—	—	—	—	—

Issuance of common stock upon vesting of restricted units	27	—	—	—	—	—

Retirement of common stock received in settlement for other receivable	(202)	(2)	(695)	—	—	(697)

Employee stock purchase plan	8	—	31	—	—	31

Share based compensation	—	—	634	—	—	634

Other comprehensive earnings	—	—	—	—	56	56

Net loss for the year	—	—	—	(58,540)	—	(58,540)

Balance, December 31, 2008	33,243	$332	$72,894	$884	$—	$74,110

Theragenics Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – Continued

For the three years ended December 31, 2009

(Amounts in thousands, except per share data)

	Common Stock
	Number of Shares	Par value $0.01	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2008	33,243	$332	$72,894	$884	$—	$74,110

Issuance of restricted shares	166	2	(2)	—	—	—

Restricted shares retired and forfeited	(64)	(1)	(7)	—	—	(8)

Issuance of common stock upon vesting of restricted units	64	1	(1)	—	—	—

Employee stock purchase plan	26	—	26	—	—	26

Share based compensation	—	—	450	—	—	450

Net earnings for the year	—	—	—	3,075	—	3,075

Balance, December 31, 2009	33,435	$334	$73,360	$3,959	$—	$77,653

The accompanying notes are an integral part of these consolidated statements.

Theragenics Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,

(Amounts in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net earnings (loss)	$3,075	(58,540)	$5,635
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Impairment of goodwill and tradenames	—	70,376	—
Depreciation and amortization	6,927	5,626	6,146
Deferred income taxes	421	(4,535)	1,300
Share-based compensation	450	634	723
Gain on sale of scrap metal	—	(457)	—
Contract termination liability	—	(15)	(26)
Provision for allowances	(82)	362	19
Loss on marketable securities	2	347	5
Change in estimated value of asset held for sale	—	(142)	500
Decommissioning retirement liability	50	44	41
Loss (gain) on sale of equipment	3	(5)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(462)	984	(124)
Inventories	108	(244)	(325)
Refundable income taxes	859	(1,504)	—
Prepaid expenses and other current assets	272	458	2,140
Other assets	(7)	19	19
Trade accounts payable	408	(380)	(238)
Accrued salaries, wages and payroll taxes	335	(236)	356
Income taxes payable	(209)	(1,235)	970
Other current liabilities	(838)	802	(277)
Other	275	(108)	255

Net cash provided by operating activities	11,587	12,251	17,119

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired of $3.8 million	—	(46,063)	—
Purchases and construction of property and equipment	(4,980)	(1,531)	(1,450)
Proceeds from sale of equipment and asset held for sale	—	1,576	—
Purchases of marketable securities	—	(8,000)	(29,493)
Maturities of marketable securities	500	6,399	21,658
Proceeds from sales of marketable securities	1,005	21,949	2,480

Net cash used in investing activities	(3,475)	(25,670)	(6,805)

Theragenics Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

Year ended December 31,

(Amounts in thousands)

	2009	2008	2007
Cash flows from financing activities:
Proceeds from borrowings under credit facility	—	24,500	—
Repayment of borrowings	(1,667)	—	—
Loan fees on refinancing of credit facility	(225)	—	—
Retirement of common stock	(8)	(697)	(83)
Proceeds from exercise of stock options and stock purchase plan	26	31	162
Excess tax benefit related to share plans	—	7	15

Net cash provided (used) by financing activities	(1,874)	23,841	94

Net increase in cash and cash equivalents	6,238	10,422	10,408

Cash and cash equivalents at beginning of year	39,088	28,666	18,258

Cash and cash equivalents at end of year	$45,326	$39,088	$28,666

Supplementary Cash Flow Disclosure

Interest paid	$842	$793	$662
Income taxes paid (received), net	$766	$2,282	$(928)

Non-cash investing and financing activities:

Liability for property and equipment acquired	$433	$—	$—
Termination of lease underlying contract termination liability	$—	$1,498	$—

The accompanying notes are an integral part of these consolidated statements.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1. Consolidation

These consolidated financial statements include the accounts of Theragenics and our wholly owned subsidiaries, CP Medical Corporation (“CP Medical”, acquired in May 2005), Galt Medical Corporation (“Galt”, acquired in August 2006), and NeedleTech Products, Inc. (“NeedleTech”, acquired in July 2008).  We have no unconsolidated entities and no special purpose entities.  Results of operations of acquired companies are included in our consolidated results for periods subsequent to the acquisition date. All significant intercompany accounts and transactions have been eliminated in consolidation. We have evaluated subsequent events through the date of our financial statement issuance.

2. Use of Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of the financial statements. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current conditions and various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions

3. Revenue Recognition and Cost of Sales

We recognize revenue when persuasive evidence of a sales arrangement exists, title and risk of loss have transferred, the selling price is fixed or determinable, contractual obligations have been satisfied, and collectibility is reasonably assured.  Revenue for product sales is recognized upon shipment.  License fees are recognized in the periods to which they relate.

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

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

5. Marketable Securities

Marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains or losses reported net of tax in accumulated other comprehensive (loss) income.

6.  Interest Rate Swap Derivative Instruments

We recognize our interest rate swap derivative instruments at fair value as either assets or liabilities in our consolidated balance sheet. Changes in fair value of derivative instruments are recorded in each period in current earnings as interest expense.

7. Accounts Receivable and Allowance for Doubtful Accounts and Returns

Trade accounts receivable arise from sales in our various markets, are stated at the amount expected to be collected and do not bear interest. We maintain an allowance for doubtful accounts based upon reviewing our accounts receivable aging and our estimate of the expected collectibility of the amounts. Outstanding receivables are considered past due based upon invoice due dates. The collectibility of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If we determine that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, we record a specific reserve for bad debt to reduce the related receivable to the amount expected to be recovered.

8. Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method or weighted average cost method, which approximates FIFO. Market is replacement cost or net realizable value. We estimate reserves for inventory obsolescence based on our judgment of future realization.  Inventories consist of the following (in thousands):

	December 31,
	2009	2008

Raw materials	$5,100	$5,024
Work in progress	2,609	3,054
Finished goods	3,842	3,488
Spare parts and supplies	755	848
	12,306	12,414
Allowance for obsolete inventory	(670)	(747)
Inventories, net	$11,636	$11,667

9. Property, Equipment, and Depreciation

Property and equipment are recorded at historical cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives on a straight-line basis.  Leasehold improvements are amortized over the useful life of the asset or the lease term, whichever is shorter. Depreciation expense related to property and equipment charged to operations was approximately $3,446,000, $3,056,000 and $4,272,000 for 2009, 2008 and 2007, respectively. Estimated service lives are 30 years for buildings and improvements, and 3 to 15 years for machinery, equipment and furniture. Expenditures for repairs and maintenance not considered to substantially lengthen the life of the asset or increase capacity or efficiency are charged to expense as incurred.

We reassess the estimated service lives of our depreciable assets on a periodic basis. In December 2007, we changed the estimated service lives of certain depreciable assets, mainly the cyclotron equipment used in our brachytherapy segment. The estimated service life of the cyclotron equipment was increased from 10 years to 15 years, and was based on, among other things, an assessment of the equipment’s operating and maintenance history and expected future performance.  We accounted for this change as a change in estimate.  Accordingly, this change was accounted for on a prospective basis beginning in December 2007. The effect of this change was not significant in 2007. This change reduced depreciation expense by approximately $490,000 and $1.4 million in 2009 and 2008, respectively, from what would have been reported otherwise. Periods prior to this change have not been restated or retrospectively adjusted.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

10. Impairment of Long-Lived Assets

We periodically evaluate long-lived assets, including property and equipment and finite lived intangible assets whenever events or changes in conditions may indicate that the carrying value may not be recoverable. Factors that we consider important that could initiate an impairment review include the following:
●	Significant operating losses;
●	Recurring operating losses;
●	Significant adverse change in legal factors or in the business climate;
●	Significant declines in demand for a product produced by an asset capable of producing only that product;
●	Assets that are idled or held for sale; and
●	Assets that are likely to be divested

The impairment review requires us to estimate future undiscounted cash flows associated with an asset or group of assets. If the future undiscounted cash flows are less than the carrying amount of the asset, we must estimate the fair value of the asset. If the fair value of the asset is below the carrying value, then the difference will be written-off. Estimating future cash flows requires us to make judgments regarding future economic conditions, product demand and pricing. Although we believe our estimates are appropriate, significant differences in the actual performance of the asset or group of assets may materially affect the values of our asset and our results of operations.

No impairment charges related to long-lived assets subject to depreciation and amortization were recorded in any of the three years in the period ended December 31, 2009.

11. Goodwill and Intangible Assets

We do not amortize goodwill and intangible assets with indefinite lives.  We test such goodwill and other intangible assets with indefinite lives for impairment annually, or more frequently if events or circumstances indicate that an asset might be impaired. We recorded impairment charges related to all of our goodwill and a portion of our tradenames in the fourth quarter of 2008. We have no recorded goodwill in our consolidated balance sheet at December 31, 2009 or 2008.

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

12. Income Taxes

We account for income taxes using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets when it is more likely than not that the asset will not be realized.

We review all of our tax positions and the tax benefits of uncertain tax positions are recognized only if it is more likely than not that we will be able to sustain a position taken on an income tax return. We have concluded that there were no significant uncertain tax positions as of December 31, 2009 and 2008. Our policy is to recognize accrued interest expense and penalties associated with uncertain tax positions as a component of income tax expense.

13. Contingencies

From time to time we may be subject to various legal proceedings and claims, including, for example, disputes on agreements, employment disputes and other commercial disputes, the outcomes of which are not within our complete control and may not be known for extended periods of time. In some cases, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures. We record a liability for damages and/or costs related to claims, settlements and judgments where we have assessed that a loss is probable and an amount can be reasonably estimated. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range. Legal costs associated with these matters are expensed as incurred.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

14. Earnings (Loss) Per Share

Basic net earnings (loss) per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is based upon the weighted average number of common shares outstanding plus dilutive potential common shares, including options and awards outstanding during the period.

15. Share-Based Compensation

Compensation costs related to share based payments, including stock options and other equity awards, are measured at the grant date fair value of the award. To estimate the fair value of stock options, we use the Black-Scholes options-pricing model. Inherent in this model are assumptions related to expected stock price volatility, option life, risk-free interest rate and dividend yield.  Expected stock price volatility is primarily based on the historical volatility of our stock price over the most recent period commensurate with the expected option life. When determining the expected life of stock options, we classify options into groups for employees where relatively homogeneous exercise behavior is expected. The vesting period of the options, the length of time similar grants have remained outstanding in the past, and the expected volatility of the stock are also considered. These factors may cause the expected volatility and expected life of options granted to differ from period to period.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the grant date with a term equal to the expected term of the stock option.  Fair value of restricted shares is based on the fair value of the underlying common stock at the grant date. The fair value of the restricted shares granted to non-employees is remeasured each period until they are vested based on the fair value of the underlying common stock.  Share based compensation costs are recognized as expense over the requisite service period of each award, which is generally equal to the vesting period.

16. Research and Development Costs

Research and development (R&D) costs are expensed as incurred.

17. Advertising

Advertising costs are expensed as incurred and totaled approximately $1,365,000, $1,523,000 and $1,589,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

18. Software Capitalization

Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of five to seven years. Capitalized software costs are included in machinery and equipment. We capitalize certain costs associated with internal-use software, such as the payroll costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internal-use software are expensed during the design phase until the point at which the project has reached the application development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized costs related to internally used software, including payroll costs and external direct costs, totaled approximately $1.4 million for the year ended December 31, 2009.  Such costs were not material in 2008 or 2007.

NOTE C – ACQUISITION OF NEEDLETECH

We acquired all of the outstanding common stock of NeedleTech on July 28, 2008. The total purchase price, including transaction costs, was approximately $44.1 million (net of cash, cash equivalents, and marketable securities acquired with an estimated fair value of approximately $5.8 million). The purchase price was paid in cash, including $24.5 million from borrowings under our credit facility. NeedleTech is a manufacturer of specialty needles and related medical devices. NeedleTech’s current products include coaxial needles, biopsy needles, access trocars, brachytherapy needles, guidewire introducer needles, spinal needles, disposable veress needles, and other needle-based products. End markets served include the cardiology, orthopedics, pain management, endoscopy, spinal surgery, urology, and veterinary medicine. This transaction further diversifies our surgical products business and leverages our existing strengths within these markets. The acquisition of NeedleTech is designed to forward our stated strategy of becoming a diversified medical device manufacturer, increase our breadth of offerings to existing customers, and expand our customer base of large leading-edge original equipment manufacturers.

We accounted for the acquisition of NeedleTech under the purchase method of accounting. Accordingly, the purchase price was allocated based on the fair values of the assets acquired and liabilities assumed at the date of acquisition, with the excess of the purchase price over the fair value of the net assets acquired recorded as goodwill. Results of operations of NeedleTech were included for the period subsequent to the acquisition date.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Pro Forma Information

The following unaudited pro forma summary combines our results with those of NeedleTech as if the acquisition had occurred at the beginning of each of the periods. This unaudited pro forma information is not intended to represent or be indicative of our consolidated results of operations that would have been reported for the period presented had the acquisition been completed at the beginning of each of the period presented, and should not be taken as indicative of our future consolidated results of operations (in thousands, except per share data):

	Year Ended December 31,
	2008	2007
Revenue	$77,419	$79,118
Net earnings (loss)	$(58,306)	$6,285
Net earnings (loss) per share
Basic	$(1.76)	$0.19
Diluted	$(1.76)	$0.19

Certain pro forma adjustments have been made to reflect the impact of the purchase transaction, primarily consisting of amortization of intangible assets with determinate lives, reductions in interest income as a result of cash used in the acquisition, increases in interest expense resulting from borrowings under our credit facility and income taxes to reflect our effective tax rate for the period.  Pro forma net earnings (loss) include pre-tax charges of $885,000 in each of the periods presented for amortization of the fair market value adjustments for inventory and backlog.

NOTE D – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows (in thousands):

	December 31,
	2009	2008
Buildings and improvements	$22,955	$22,930
Machinery and equipment	43,125	41,771
Office furniture and equipment	1,100	1,072
	67,180	65,773
Less accumulated depreciation	40,095	36,868
	27,085	28,905
Land and improvements	1,200	822
Construction in progress	3,714	308

Property and equipment, net	$31,999	$30,035

Construction in progress consists primarily of costs capitalized for the development of enterprise resource planning software for our internal use and the construction on a new manufacturing facility for our specialty needle operations.  We capitalized $37,000 of interest expense in 2009 during the construction of our major capital projects.  No interest expense was capitalized in 2008 or 2007.

NOTE E – FINANCIAL INSTRUMENTS

Interest Rate Swaps

We are exposed to certain risks relating to our ongoing business operations. During 2009 we began to manage our interest rate risk using interest rate swaps associated with outstanding borrowings under our Credit Agreement, as our interest rates are floating rates based on LIBOR.  Our interest rate swaps are intended to convert a portion of our floating rate debt to a fixed rate.  We do not use interest rate swap agreements for speculative or trading purposes, and we hold no other derivative financial instruments other than interest rate swaps.  Our interest rate swaps are recorded as either assets or liabilities at fair value on our consolidated balance sheet.  We enter into interest rate swaps that are designed to hedge our interest rate risk but are not designated as “hedging instruments”, as defined under guidance issued by the FASB.  Changes in the fair value of these instruments are recognized as interest expense in our 2009 consolidated statement of operations.  The counterparty to our interest rate swaps is the lender under our Credit Agreement.  Accordingly, we are exposed to counterparty credit risk from this financial institution. We entered into interest rate swaps based on the relationship with this financial institution as our lender and on their credit rating and the rating of their parent company. We continue to monitor our counterparty credit risk.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

A roll forward of the notional value of our interest rate swaps for the year ended December 31, 2009 is as follows (in thousands):

Balance, December 31, 2008	$—
New contracts	16,000
Matured contracts	(1,667)
Balance, December 31, 2009	$14,333

The location and fair value of our interest rate swaps in our consolidated balance sheet at December 31, 2009 was as follows (in thousands):

Type	Notional Amount	Maturity	Balance Sheet Location	Fair Value Liability
Interest rate swaps	$14,333	June 2012	Other long-term liabilities	$80

The following table includes information about gains and losses recognized on our derivative financial instruments not designated as hedging instruments in our consolidated statement of operations for the year ended December 31, 2009 (in thousands):

Interest rate swaps loss	Amount	Location of Loss Recognized in Income
Periodic settlements	$112	Interest expense
Change in fair value	$80	Interest expense

We did not have any derivative financial instruments prior to 2009.

Cash, Cash Equivalents and Marketable Securities

The carrying value of our cash and cash equivalents approximates fair value due to the relatively short period to maturity of the instruments. At December 31, 2008, marketable securities, which consisted primarily of high-credit quality corporate and municipal obligations, were classified as available-for-sale and were reported at fair value based upon quoted market prices, with unrealized gains or losses excluded from earnings and included in other comprehensive earnings (loss), net of applicable taxes. The cost of marketable securities sold is determined using the specific identification method. We evaluate individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. We consider, among other factors, the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. Declines in value that are other-than-temporary are charged to earnings.

We had no available-for-sale securities at December 31, 2009.  At December 31, 2008, available-for-sale securities consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Loss	Estimated Fair Value
State and municipal securities	$500	$—	$500
Corporate and other securities	1,007	—	1,007
Total	$1,507	$—	$1,507

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Financial Instruments Measured at Fair Value on a Recurring Basis

We measure fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. In accordance with guidance issued by the FASB, we use a three-level fair value hierarchy to prioritize the inputs used to measure fair value. The hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

●	Level 1 — Quoted prices in active markets for identical assets or liabilities.

●	Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

●	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

We had the following assets (liabilities) measured at fair value on a recurring basis:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2009
Treasury money market funds	$32,581	$—	$—	$32,581
Interest rate swaps	$—	$(80)	$—	$(80)

December 31, 2008
Marketable securities	$1,007	$500	$—	$1,507

Our interest rate swaps are contracts with our financial institution and are not contracts that can be traded in a ready market.   We estimate the fair value of our interest rate swaps based on, among other things, discounted cash flows based upon current market expectations about future amounts, yield curves, and mid-market pricing.  Accordingly, we classify our interest rate swap agreements as Level 2.  Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for our interest rate swaps existed.

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

Auction Rate Securities

Balance at January 1, 2008	$—
Realized gain (loss) included in earnings	—
Unrealized gain (loss) included in other comprehensive income	—
Transfers into Level 3	8,500
Purchases, sales and settlements, net	(8,000)
Transfers out of Level 3	(500)
Balance at December 31, 2008	$—

At December 31, 2008, $1.0 million of marketable securities consisted of A+ rated corporate bond funds and AAA rated asset backed securities. These securities were valued at fair value based on quoted market prices.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

At December 31, 2007, we held Auction Rate Securities (“ARS”) at a recorded value of $13.9 million, which equaled the par value of the ARS. ARS totaling $5.4 million were liquidated at par through successful auctions in the first half of 2008. Subsequently, auctions for the remaining $8.5 million of ARS continuously failed and no market activity was available with which we could value these in accordance with the accounting guidance issued by FASB.  Accordingly, this $8.5 million of ARS was considered as “Level 3” under GAAP and was valued by us based on, among other things, security yield, credit rating and the average life of the assets in the portfolio. In November 2008, $8.0 million of these ARS were liquidated at par under a buy back program with one of our investment banks. The remaining $500,000 of ARS was successfully liquidated at par in January 2009 when the issuer refinanced the obligation. Accordingly, this $500,000 of ARS was considered as Level 2 at December 31, 2008.

When we hold marketable securities, we review those investments for impairment based on both quantitative and qualitative criteria that include the extent to which cost exceeds market value, the duration of any market decline, our intent and ability to hold to maturity or expected recovery, and the creditworthiness of the issuer. We perform research and analysis, and monitor market conditions to identify potential impairments. In 2008 we realized a loss of $256,000 when a highly rated bond fund that we were invested in unexpectedly liquidated at less than full value. In addition, we also recognized a $93,000 other-than-temporary impairment related to a bond fund at December 31, 2008 based upon the duration and severity of the impairment as well as an assessment of the potential recovery period.

Financial Instruments Not Measured at Fair Value

Our financial instruments not measured at fair value consist of cash and cash equivalents, accounts receivable, and accounts payable, the carrying value of each approximating fair value due to the nature of these accounts. Our financial instruments not measured at fair value also include borrowings under our Credit Agreement.  We estimate the fair value of outstanding borrowings under our Credit Agreement based on the current market rates applicable to borrowers with credit profiles similar to us.  We entered into our current Credit Agreement in May 2009, and we estimate that the carrying value of our borrowings approximates fair value at December 31, 2009.

Other Fair Value Measurements

Except for the impairment analysis discussed in Note F, there were no nonfinancial assets or nonfinancial liabilities measured at fair value at December 31, 2009 or 2008.

Concentrations

We are potentially subject to financial instrument concentration of credit risk through our cash and cash equivalents, marketable securities and trade accounts receivable. To mitigate these risks, we have policies, which require minimum credit ratings, and restrict the amount of credit exposure with any one counterparty for short-term investments and marketable securities. For cash and cash equivalents, we maintained approximately $45 million with five financial institutions. We periodically evaluate the credit standing of these financial institutions. Trade accounts receivable are subject to risks related to the medical device industry generally, and the wound closure, vascular access, specialty needle and prostate cancer treatment markets specifically. These industries are in turn largely dependent upon the health care market generally, which can be affected by, among other things, innovation and advances in treatments and procedures, insurance and government reimbursement policies, preferences of physicians and other health care providers, demographics and patient requirements, and government regulation. The significant portion of our trade accounts receivable is with customers based in the United States. We have certain customers which comprise ten percent or more of our trade accounts receivable and net revenue. See Note P.

NOTE F - GOODWILL AND INTANGIBLE ASSETS

Goodwill and tradenames are assigned to reporting units and are not amortized. We perform tests for impairment of goodwill and other intangible assets that are not amortized on an annual basis or more frequently if events or circumstances indicate it might be impaired. We completed our most recent annual impairment assessments in the fourth quarter of 2008 after our 2008 annual forecasting and budgeting process, and determined that all of our goodwill was impaired and a portion of our tradenames intangible asset was impaired. See Impairment of goodwill and tradenames below.  At December 31, 2009, our consolidated balance sheet included no goodwill or other intangible assets not subject to amortization.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Changes in the carrying amount of goodwill are as follows (in thousands):

	Surgical products	Brachytherapy	Total
Balance, January 1, 2007	$36,246	$2,578	$38,824
Goodwill acquired during the year	—	—	—
Adjustments to purchase price allocation	(166)	—	(166)
Balance, December 31, 2007	36,080	2,578	38,658
Goodwill acquired during the year	29,203	—	29,203
Goodwill impairment charges	(65,283)	(2,578)	(67,861)
Balance, December 31, 2008	—	$—	$—
Goodwill acquired during the year	—	—	—
Balance, December 31, 2009	$—	$—	$—

Intangibles assets include the following (in thousands):

	December 31, 2009			December 31, 2008
	Gross Carrying Amount	Accum Amort	Net Book Value	Gross Carrying Amount	Accum Amort	Net Book Value	Weighted Average Life

Customer relationships	$16,268	$5,690	$10,578	$16,268	$3,526	$12,742	8 years
Tradenames	3,240	324	2,916	3,240	—	3,240	10 years
Non-compete agreements	3,543	2,583	960	3,843	2,046	1,797	5 years
Developed technology	1,260	460	800	1,260	344	916	12 years
Loan fees and other	260	50	210	553	528	25	5 years
	$24,571	$9,107	$15,464	$25,164	$6,444	$18,720

At December 31, 2009, the weighted average life of intangible assets subject to amortization was 8 years. Amortization expense related to purchased intangibles was $3,441,000, $2,410,000 and $1,875,000 in 2009, 2008 and 2007, respectively, and is disclosed as such in the accompanying consolidated statements of operations and comprehensive earnings (loss). Amortization expense related to other intangibles was $40,000 in 2009 and $5,000 in 2007 and is included in selling, general and administrative expenses. There was no amortization expense related to other intangibles for 2008.

As of December 31, 2009, future approximate aggregate amortization expense for intangible assets subject to amortization is as follows (in thousands):

Year Ending December 31,
2010	$3,145
2011	2,861
2012	2,815
2013	2,664
2014	1,672
Beyond	2,307

$15,464

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Impairment of Goodwill and Tradenames in 2008

Goodwill and intangible assets with indefinite lives are not amortized to expense and must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that such assets might be impaired. The first step of the impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill and intangible assets with indefinite lives. If fair value exceeds book value, goodwill is considered not impaired, and the second step of the impairment test is not required. If book value exceeds fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. For this step the implied fair value of the goodwill is compared with the book value of the goodwill. If the book value amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to that excess. Any loss recognized cannot exceed the carrying amount of goodwill. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited once the measurement of that loss is completed.

When we have goodwill or other intangible assets not subject to amortization recorded in our consolidated balance sheet, we perform impairment testing at the reporting unit level.  A reporting unit is the same as, or one level below, an operating segment.  Our annual impairment testing is typically performed during the fourth quarter of each year, which coincides with the timing of our annual budgeting and forecasting process. We also make judgments about goodwill and other intangible assets not subject to amortization whenever events or changes in circumstances indicate that impairment in the value of such asset recorded on our consolidated balance sheet may exist. The timing of an impairment test may result in charges to our consolidated statements of operations in future reporting periods that could not have been reasonably foreseen in prior periods.

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

The most recent goodwill and intangible asset impairment assessment was performed in the fourth quarter of 2008.  We determined that all of our goodwill was impaired and that a portion of our tradenames intangible asset was impaired.  These impairment charges were recorded in the fourth quarter of 2008.  A summary of impairment charges by segment follows (amounts in thousands):

	Goodwill	Tradenames	Total
Surgical products segment	$65,283	$2,515	$67,798
Brachytherapy seed segment	2,578	—	2,578
Total impairment charges in 2008	$67,861	$2,515	$70,376

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Our market capitalization declined significantly in the fourth quarter of 2008, along with the significant declines in the overall market value of all of the major stock markets in the United States and around the world.  We considered our market capitalization when we developed the appropriate discount rates and comparable company market multiples for purposes of estimating the fair value of our reporting units.  The significant decline in our market capitalization resulted in discount rates that were considerably higher, and comparable company market multiples that were considerably lower, than the discount rates and comparable company market multiples we previously considered appropriate.  The most significant assumption leading to our impairment charges in the fourth quarter of 2008 was the various discount rates for our reporting units, all of which exceeded 20% at that point in time.  We attempted to identify the underlying reasons for this circumstance.  We considered many factors, including: the conditions of the companies in our sectors; unusual short selling or other unusual activity in the trading of our common stock; and whether the overall general economic outlook and stock market declines could be considered as “temporary.”  We were unable to identify any of these factors as directly affecting the decline in our market capitalization.  The long-term expectations for our reporting units did not materially change during the period.  We concluded that the significant increase in our discount rates and decrease in our comparable company market multiples was a result of the increased risk associated with the distressed equity and credit markets generally, especially as these factors relate to a small company such as ours.  In addition, we believe the increasing prevalence of shareholders and investors trading securities outside of traditional stock exchanges contributes to share price volatility, especially over the short term.  Finally, the scarcity of capital, especially for smaller companies such as ours, affects the risks associated with investments in its common stock and its share price.

In connection with our goodwill and tradenames impairment testing in the fourth quarter of 2008, we also assessed the estimated useful lives of our tradenames.  At December 31, 2008, we determined that current facts and circumstances no longer supported an indefinite life for our tradenames intangible asset.  In considering all of the facts and circumstances at that time, including the increased risk associated with our businesses as perceived by investors, the distressed general equity and credit markets, especially as these factors relate to smaller companies such as ours, and the significant economic uncertainties caused by the worsening overall economic conditions, we concluded that an indefinite life for our tradenames intangible assets was no longer supportable.  We also considered changes to our terminal value assumptions in our estimate of fair value for each reporting unit, which affected assumptions beyond year 10 in our cash flow forecasts.  Accordingly, we estimated that the remaining useful life of the recorded amount of our tradenames was 10 years, and we began to amortize tradenames over 10 years beginning in 2009. Prior to December 31, 2008, we estimated that our tradenames intangible assets had indeterminate lives and, accordingly, were not subject to amortization. Amortization expense related to our tradenames was $324,000 in 2009.  Periods prior to this change were not restated or retrospectively adjusted.

We also review long-lived assets, including our intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We group these assets at the lowest level that we could reasonably estimate the identifiable cash flows. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of long-lived assets to the future undiscounted net cash flows expected to be generated by these assets. If the carrying amounts exceed the future undiscounted cash flows, then the impairment recognized is the amount by which the carrying amount of the assets exceeds their fair value. As a result of the impairment indicators related to goodwill and tradenames, we tested our long-lived assets for impairment at December 31, 2008 and determined that there was no impairment.

NOTE G –ASSET HELD FOR SALE AND CONTRACT TERMINATION LIABILITY

We completed the sale of our Oak Ridge, Tennessee facility in July 2008. At the time of the sale, this facility was classified as a long-term asset held for sale, with an associated contract termination liability, representing the underlying land sublease, classified as a liability. As part of this transaction, the facility was sold and the underlying land sublease was terminated. The $142,000 gain realized from the completion of the sale, including the termination of the sublease, was recognized as a change in the estimate of the fair value of the asset held for sale in 2008. Previously, in 2007, we recorded a write down to the carrying value of this facility of $500,000 based upon the length of time the facility had been for sale, the commercial real estate market in the Oak Ridge area specifically and, more broadly, in the United States, and other economic factors in the United States.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE H - ASSET RETIREMENT OBLIGATIONS

We provide for retirement obligations relating to future decommissioning costs associated with certain of our equipment and buildings. The liability is recorded at present value by discounting our estimated future cash flows associated with future decommissioning activities using our estimated credit-adjusted borrowing rate. The asset retirement obligation has been recorded in the accompanying consolidated balance sheets and will be adjusted to fair value over the estimated useful lives of the assets as an accretion expense.  Changes in estimated future cash flows are adjusted in the period of change.
The following summarizes activity in our asset retirement obligation liability (in thousands):

	Year ended
	2009	2008
Asset retirement obligation at beginning of period	$646	$602
Accretion expense	50	44
Revision in estimated cash flows	—	—
Asset retirement obligation at end of period	$696	$646

NOTE I - CREDIT FACILITY

In May 2009, we executed an Amended and Restated Credit Agreement (the “Credit Agreement”) with a financial institution.  The Credit Agreement provides for up to $30 million of borrowings under a revolving credit facility (the “Revolver”) and a $10 million term loan (the “Term Loan”).  The Revolver matures on October 31, 2012 with interest payable at the London Interbank Offered Rate (“LIBOR”) plus 2.25%.  Maximum borrowings under the Revolver can be increased to $40 million with the prior approval of the financial institution under an accordion feature.  The Revolver also provides for a $5 million sub-limit for trade and stand-by letters of credit.  Letters of credit totaling $946,000, representing decommission funding required by the Georgia Department of Natural Resources, were outstanding under the Credit Agreement as of December 31, 2009. The Term Loan is payable in thirty-six equal monthly installments of principal plus interest at LIBOR plus 1.75%, commencing July 1, 2009.  The Credit Agreement is unsecured, but provides for a lien to be established on substantially all of our assets upon certain events of default.  The Credit Agreement contains representations and warranties, as well as affirmative, reporting and negative covenants customary for financings of this type.  Among other things, the Credit Agreement restricts the incurrence of certain additional debt and certain capital expenditures, and requires the maintenance of certain financial ratios, including a minimum fixed charge coverage ratio, a maximum liabilities to tangible net worth ratio, and the maintenance of minimum liquid assets of $10 million, as all such ratios and terms are defined in the Credit Agreement.  We were in compliance with all covenants at December 31, 2009.  This Credit Agreement amended and restated our prior credit agreement, which was scheduled to mature on October 31, 2009 and provided for a $40 million revolving loan and letter of credit commitment.

Future maturities under our Credit Agreement as of December 31, 2009 are as follows:

	2010	2011	2012	Total
Term loan	$3,333	$3,333	$1,667	$8,333
Revolver	—	—	22,000	22,000
Total	$3,333	$3,333	$23,667	$30,333

In May 2009 we also entered into certain interest rate swap agreements to manage our variable interest rate exposure.  We entered into a floating to fixed rate swap with respect to the outstanding principal amount of the Term Loan, at a fixed interest rate of 3.27%, and a separate floating to fixed rate swap with respect to $6 million of the principal amount outstanding under the Revolver, at a fixed interest rate of 4.26%.  Both interest rate swaps expire on June 1, 2012.  Our weighted average effective interest rate at December 31, 2009 was 3.1%.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE J - INCOME TAXES

The income tax provision (benefit) consisted of the following (in thousands):

	Year ended December 31,
	2009	2008	2007
Current
Federal	$1,276	$(56)	$1,743
State	140	63	169
	1,416	7	1,912
Deferred
Federal	340	(4,172)	1,392
State	152	(394)	(41)
Change in allowance	(71)	31	(51)
	421	(4,535)	1,300

Income tax expense (benefit)	$1,837	$(4,528)	$3,212

Our temporary differences are summarized as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Goodwill and intangible assets	$729	$56
Inventories	499	970
Non-deductible accruals and allowances	478	423
Net operating loss carryforwards	258	922
Asset retirement obligation	257	225
Share based compensation	169	222
Deferred revenue	99	120
Capital loss and tax credit carryforwards	167	96
Other	41	46
Gross deferred tax assets	2,697	3,080
Deferred tax liabilities:
Property and equipment	(2,818)	(2,709)
Gross deferred tax liabilities	(2,818)	(2,709)

Valuation allowance	(148)	(219)

Net deferred tax asset (liability)	$(269)	$152

The net deferred tax asset is classified in our accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2009	2008
Current deferred tax asset	$1,096	$2,158
Long-term deferred tax liability	(1,365)	(2,006)
Net deferred tax asset (liability)	$(269)	$152

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Activity in the valuation allowance for deferred tax assets is as follows (amounts in thousands):

	Year ended December 31,
	2009	2008	2007
Valuation allowance, beginning of period	$219	188	$239
Increase in allowance	—	31	—
Release of allowance	(71)	—	(51)
Valuation allowance, end of period	$148	219	$188

We periodically evaluate the recoverability of the deferred tax assets and recognize the tax benefit only if reassessment demonstrates that they are realizable. At such time, if it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance is adjusted. The remaining allowance at December 31, 2009 relates primarily to certain capital loss carryforwards for which we believe it is more likely than not that the benefit will not be realized.

A reconciliation of the statutory federal income tax rate and our effective tax rate follows:

	Year ended December 31,
	2009	2008	2007
Tax expense (benefit) at applicable federal rates	34.0%	(34.0)%	34.0%
State tax, net of federal income tax	2.9	(0.1)	1.1
Non-deductible stock compensation	3.0	0.1	0.9
Non-deductible lobbying expenses	1.7	0.1	0.4
Deferred tax rate adjustment	0.4	0.5	0.6
Non-deductible impairment loss	—	26.7	—
Deferred tax asset valuation allowance	(1.4)	0.1	(0.5)
Domestic production deduction	(1.8)	—	(1.5)
Tax credits	(2.2)	—	—
Other	0.8	(0.6)	1.3
Effective tax expense (benefit)	37.4%	(7.2)%	36.3%

We have various state net operating loss carryforwards that expire in various years through 2028. During 2007, the IRS completed an examination of our 2004 and 2005 federal income tax returns with no significant adjustments. Upon settlement of the 2004 audit, during 2007 we received a refund of federal income tax previously paid of $1.9 million. This refund resulted from the carryback of tax losses that were reported in our 2004 federal income tax return. We also received $309,000 of interest income related to this refund, which was recognized upon settlement of the IRS examination in 2007.

We have evaluated our tax positions for the tax years ended December 31, 2005, 2006, 2007 and 2008, the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2009. With few exceptions, we are no longer subject to U.S. federal, state and local, or income tax examinations by tax authorities for years prior to 2005. We have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements.

NOTE K - COMMITMENTS AND CONTINGENCIES

Licensing Agreements

We hold a worldwide exclusive license from the University of Missouri for the use of technology patented by the University, used in our TheraSphere® product. Royalties to the University of Missouri are no longer due from us under this licensing agreement.  We do reimburse the University for certain administrative fees associated with the patents related to the technology.

We have granted certain of our geographical rights under the licensing agreement with the University of Missouri to Nordion International, Inc., a Canadian company that is a producer, marketer and supplier of radioisotope products and related equipment. Under the Nordion agreement, we are entitled to licensing fees for each geographic area in which Nordion receives new drug approval. We are also entitled to a percentage of revenues earned by Nordion as royalties under the agreement. Royalties from this agreement are recorded as license and fee income in the accompanying consolidated statements of operations.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In May 2008, we entered into an exclusive license agreement for the rights to certain intellectual property related to an expandable brachytherapy delivery system developed by us. The term of the agreement is through the expiration of the last of the patents licensed under the agreement, which is currently November 2024. The term may be altered if such patents are found to be invalid. The agreement provides for a minimal non-refundable initial license fee and non-refundable continuing royalties based upon sales subject to certain minimums. Royalties from this agreement are recorded as license and fee income in the accompanying consolidated statements of operations. Minimum annual royalties are based on the contract year, which ends each May, and are as follows (in thousands): year ended May 31, 2010, $250; 2011, $450; 2012, $450; 2013, $1,000; 2014, $1,000; annually thereafter through November 2024, $1,000.

The minimum royalties are subject to increase under certain circumstances. The licensee has the right to terminate the agreement without penalty until May 2012 if the product is found to be technically or commercially impracticable, as defined in the agreement. After May 2012, the licensee can terminate the agreement for any reason upon payment of the minimum annual royalties due for that contract year, plus a termination fee of $1 million. In the event the licensee terminates the agreement for any reason, the initial license fee and all royalties previously paid are non-refundable and all rights granted by the license terminate. The licensee can assign its rights to the agreement upon payment of an assignment fee.

Lease Commitments and Obligations

The Company leases equipment and production, warehouse, office and other space under non-cancelable leases that expire at various dates through May 2013. Approximate minimum lease payments under the leases are as follows: 2010, $631,000; 2011, $440,000; 2012, $417,000; and 2013, $190,000.

We lease certain production, warehouse and office space from entities controlled by certain related parties. Our CP Medical facility is owned by an entity controlled by the former owner and officer of CP Medical. Our NeedleTech facility is owned by an entity controlled by the former principal owners of NeedleTech, one of whom is a current executive officer and one of whom is a former executive officer. Approximate minimum lease payments under these leases are as follows: 2010, $278,000; 2011, $234,000; 2012, $212,000; and 2013, $88,000.

Rent expense was approximately $976,000, $746,000 and $589,000 for the years ended December 31, 2009, 2008 and 2007, respectively, including rent expense of approximately $278,000, $237,000 and $185,000 in 2009, 2008 and 2007, respectively, under the related party leases referred to above.

Building Commitments

We are constructing a manufacturing facility for our specialty needle manufacturing operation, which we expect to be completed during 2010.  We have contracts in place associated with constructing this new facility that result in a minimum purchase commitment of approximately $5.1 million in 2010.

Litigation and Claims

From time to time we may be a party to claims that arise in the ordinary course of business, none of which, in our view, is expected to have a material adverse effect on our consolidated financial position or our results of operations.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE L - SHARE BASED COMPENSATION AND SHAREHOLDERS’ EQUITY

We provide share-based compensation under equity incentive plans approved by stockholders, which provide for the granting of stock options, restricted stock and other equity incentives. As of December 31, 2009 there were 1,303,032 options and restricted stock shares outstanding and 1,847,855 shares of common stock remaining available for issuance under our equity incentive plans. We issue new shares from our authorized but unissued share pool.

Stock Options

Stock options granted to date have had an exercise price at least equal to 100% of market value of the underlying common stock on the date granted. These options expire ten years from the date of grant and become exercisable over a three to five-year vesting period.

The following is a summary of activity in stock options outstanding during the year ended December 31, 2009 (shares in thousands):

	Shares	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate intrinsic value
Outstanding, beginning of period	1,396	$6.48
Granted	334	0.94
Exercised	—	—
Forfeited	(243)	4.02
Expired	(441)	8.89
Outstanding, end of period	1,046	$4.26	5.3	$99
Exercisable at end of period	621	$5.60	3.1	$—

A summary of grant date fair values and intrinsic values follows (in thousands, except per share amounts):

	Year ended December 31,
	2009		2008		2007
Weighted average grant date fair value of options granted		$0.58		$1.93	$2.68
Total intrinsic value of options exercised	$	N/A	$	N/A	$45
Total fair value of options vested		$195		$19	$75

The fair values were estimated using the Black-Scholes options-pricing model with the following weighted average assumptions:

	2009	2008	2007
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	60.7%	50.6%	49.9%
Risk-free interest rate	2.7%	3.2%	4.8%
Expected life of option (years)	7.0	6.0	6.0

We recognize compensation expense for awards with graded vesting on a straight-line basis over the requisite service period for each separately vesting portion of the award. Compensation cost related to stock options totaled $184,000, $275,000 and $228,000 for the year ended December 31, 2009, 2008 and 2007 respectively. As of December 31, 2009, there was approximately $174,000 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of approximately 1.7 years.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

We may issue restricted stock to employees, directors and others. Restrictions limit the sale or transfer of the shares until vested. Vesting of restricted stock is time-based over a three to four-year period. A summary of activity in non-vested restricted stock awards for the year ended December 31, 2009 follows (shares in thousands):

Non-vested Restricted Stock	Shares	Weighted average grant date fair value
Non-vested at January 1, 2009	231	$3.70
Granted	166	0.94
Vested	(84)	3.60
Forfeited	(56)	1.93
Non-vested at December 31, 2009	257	$2.35

Fair value of restricted shares granted to employees and directors is based on the fair value of the underlying common stock at the grant date. The fair value of the restricted shares granted to non-employees is remeasured each period until they are vested based on the fair value of the underlying common stock. Compensation cost related to the restricted shares is based on the grant date fair value of the common stock granted and is recorded over the requisite service period of three to four years. The weighted average per share grant date fair value of restricted shares issued was $0.94, $3.70 and $4.89 in 2009, 2008 and 2007, respectively. Compensation expense related to the restricted stock totaled approximately $262,000, $393,000 and $363,000 in 2009, 2008 and 2007, respectively. As of December 31, 2009, there was approximately $192,000 of unrecognized compensation cost related to the restricted shares, which is expected to be recognized over a weighted average period of 1.6 years.

Performance Restricted Stock Units

In February 2006, 104,000 performance restricted stock units were issued to executive officers, which vested on December 31, 2008 (the “2006 Performance Restricted Stock Units”). The number of shares issuable was determined partly based on our revenue and earnings per share from 2006 to 2008, relative to our strategic objectives over the same period, and partly based on the subjective discretion of the Compensation Committee. All of the 2006 Restricted Stock Units were vested on December 31, 2008 and resulted in the issuance of approximately 64,000 shares. The grant date fair value of the 2006 Performance Restricted Stock Units was based on the fair value of the underlying common stock and was recognized over the three-year requisite service period. For the portion of the 2006 Performance Restricted Stock Units containing performance conditions, the grant date fair value was adjusted each period for the number of shares ultimately expected to be issued. For the portion of the 2006 Performance Restricted Stock Units subject to discretionary performance conditions, the fair value of the award was determined based on the fair value of the underlying common stock at December 31, 2008.

In 2008, we recorded a benefit of $39,000 related to the Performance Restricted Stock Units. Compensation cost related to Performance Restricted Stock Units totaled $126,000 in 2007.  No Performance Restricted Stock Units were outstanding at December 31, 2009.

Employee Stock Purchase Plan

The Theragenics Corporation Employee Stock Purchase Plan (the “ESPP”) allows eligible employees the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each quarterly offering period. Compensation cost related to the ESPP totaled approximately $4,000, $5,000 and $6,000 in 2009, 2008 and 2007, respectively.  200,000 shares had been issued under the plan as of December 31, 2009, and no shares remained available for issuance under the ESPP.

Shareholder Rights Plan

We have a Shareholder Rights Plan (the “Rights Plan”), which contains provisions designed to protect our shareholders in the event of an unsolicited takeover attempt. It is not intended to prevent a takeover on terms that are favorable and fair to all shareholders and will not interfere with a merger approved by the Board of Directors. Pursuant to the Rights Plan each share of our Common Stock contains a share purchase right (a “Right”), which expires in February 2017 and does not become exercisable unless a group acquires or announces a tender or exchange offer for 20% or more of our outstanding Common Stock. Upon a triggering event, each Right that is not held by the 20% or more shareholders will entitle its holder to purchase additional shares of Common Stock at a substantial discount to then current market prices.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE M – 401(K) SAVINGS PLANS

We sponsor 401(k) defined contribution retirement savings plans for our employees. Matching contributions are made in Company stock or in cash, depending on the plan. Matching contributions are charged to operating expenses and totaled approximately $325,000, $221,000 and $313,000 in 2009, 2008 and 2007, respectively.

NOTE N – EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share was computed as follows (in thousands, except per share data):

	Year ended December 31,
	2009	2008	2007
Net earnings (loss)	$3,075	(58,540)	$5,635

Weighted average common shares outstanding	33,145	33,066	33,103
Incremental common shares issuable from stock options and awards	124	—	196
Weighted average common shares outstanding assuming dilution	33,269	33,066	33,299

Basic earnings (loss) per share	$0.09	(1.77)	$0.17
Diluted earnings (loss) per share	$0.09	(1.77)	$0.17

Diluted earnings (loss) per share does not include the effect of certain stock options and awards as their impact would be anti-dilutive. Approximately 864,000, 1,396,000 and 1,236,000 stock options and awards for the years ended December 31, 2009, 2008 and 2007, respectively, were not included in the computation of diluted earnings (loss) per share for those years because their effect would be anti-dilutive.

NOTE O - SEGMENT REPORTING

We are a medical device company serving the surgical product and cancer treatment markets, operating in two business segments.  Our surgical products segment consists of wound closure, vascular access, and specialty needle products. Our brachytherapy seed business produces, markets and sells TheraSeed®, our premier palladium-103 prostate cancer treatment device, I-Seed, our iodine-125 based prostate cancer treatment device, and related products and services.

In 2009 we changed the manner in which we allocate the cost of corporate activities to our business segments.  Operating expenses associated with corporate activities are now allocated based on the relative revenue of each business segment.  With the acquisition of NeedleTech in July 2008, the continued integration of acquired companies, the launch of our R&D program for our surgical products segment, and the program to standardize our information technology systems across all of our businesses, among other things, we believe this method more accurately reflects the utilization of our corporate resources.  This is also the method we now utilize internally to review results and allocate resources.  Previously, we charged the significant portion of expenses associated with corporate activities to the brachytherapy segment.  We have restated our segment results for the 2008 and 2007 periods to reflect this change in the method of allocating corporate expenses.  This change had no effect on our consolidated results of operations previously reported for the 2008 and 2007 periods.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following tables provide certain information for these segments (in thousands):

	Year ended December 31,
	2009	2008	2007
Revenue
Surgical products	$53,660	38,779	$28,896
Brachytherapy seed	24,966	28,787	33,520
Intersegment eliminations	(300)	(208)	(206)
	$78,326	67,358	$62,210

Earnings (loss) from operations
Surgical products	$1,664	(66,595)	$1,420
Brachytherapy seed	4,081	3,233	5,960
Intersegment eliminations	4	17	(35)
	$5,749	(63,345)	$7,345

Write (up)/down of asset held for sale
Surgical products	$—	—	$—
Brachytherapy seed	—	(142)	500
	$—	(142)	$500

Impairment charges of goodwill
and tradenames
Surgical products	$—	67,798	$—
Brachytherapy seed	—	2,578	—
	$—	70,376	$—

Capital expenditures,
excluding acquisition of businesses
Surgical products	$3,345	1,153	$1,105
Brachytherapy seed	1,635	378	345
	$4,980	1,531	$1,450

Depreciation and amortization
Surgical products	$4,851	3,519	$2,414
Brachytherapy seed	2,076	2,107	3,732
	$6,927	5,626	$6,146

We evaluate business segment performance based on segment revenue and segment earnings from operations. Earnings from operations by segment do not include interest expense, interest income, other income and expense, or provisions for income taxes. Intersegment eliminations are primarily for surgical products segment sales transactions.

Segment information related to significant assets follows (in thousands):

	December 31,
	2009	2008
Identifiable assets
Surgical products	$62,902	$62,738
Brachytherapy seed	53,273	51,731
Corporate investment in subsidiaries	111,439	111,439
Intersegment eliminations	(111,506)	(111,489)
	$116,108	$114,419

Other intangible assets
Surgical products	$15,277	$18,719
Brachytherapy seed	187	1
	$15,464	$18,720

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Information regarding revenue by geographic regions follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Product sales
United States	$69,330	$60,406	$57,643
Europe	6,140	5,147	2,978
Other foreign countries	1,681	894	665
	77,151	66,447	61,286
License and fee income
United States	507	162	—
Canada	668	749	924
	1,175	911	924

	$78,326	$67,358	$62,210

Foreign sales are attributed to countries based on location of the customer. The license fees attributed to Canada are with Nordion, a Canadian based company, for the license of our TheraSphere® product. Almost all other foreign sales are related to the surgical products segment. All of our long-lived assets are located within the United States.

NOTE P - DISTRIBUTION AGREEMENT AND MAJOR CUSTOMERS

Distribution Agreement

Our brachytherapy business sells our TheraSeed® device directly to health care providers and to third party distributors. Our primary non-exclusive distribution agreement is with C. R. Bard (“Bard”) (the “Bard Agreement”). The terms of the Bard Agreement provide for automatic one-year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires December 31, 2011 and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2010. The Bard Agreement gives Bard the non-exclusive right to distribute the TheraSeed® device in the U.S., Canada, and other international locations for the treatment of prostate cancer and other solid localized cancerous tumors.

Major Customers

Sales to Bard under the Bard agreement represented approximately 46%, 51% and 53% of brachytherapy product revenue in 2009, 2008 and 2007, respectively.  Our surgical products segment also sells to Bard.  Total consolidated sales to Bard, including sales in our brachytherapy seed segment and our surgical products segment, represented approximately 16%, 22% and 29% of consolidated product revenue in 2009, 2008 and 2007, respectively.

Accounts receivable from Bard represented approximately 11% and 48% of brachytherapy accounts receivable and 3% and 21% of consolidated accounts receivable at December 31, 2009 and 2008, respectively.

One customer represented approximately 13% of surgical products accounts receivable and 10% of consolidated accounts receivable at December 31, 2009.

NOTE Q – NON-OPERATING INCOME/(EXPENSE)

Other non-operating income/(expense) consists of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Loss on marketable securities, including impairment	$(2)	(347)	$—
Gain on sale of scrap metal	—	457	—
Other	5	(57)	1
Total other	$3	53	$1

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE R - RELATED PARTY TRANSACTIONS

CP Medical leases production, warehouse and office space from an entity owned by the former owner and officer of CP Medical. NeedleTech leases production and warehouse space from an entity owned by the former principal owners of NeedleTech, one of whom is currently an officer. See Note K.

During 2009 and 2008 we utilized the services of a real estate firm whose principal owner is related to one of our executive officers. Payments of $99,000 and $41,000 were made to this firm during 2009 and 2008 for real estate consulting services.

NOTE S - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following summarizes certain quarterly results of operations (in thousands, except per share data):

Year ended December 31, 2009:	Quarter ended
	April 5	July 5	October 4	December 31

Net revenue	$20,077	$20,219	$19,344	$18,686
Gross profit	8,707	9,137	8,561	6,968
Net earnings	607	1,271	799	398
Net earnings per common share
Basic	$0.02	$0.04	$0.02	$0.01
Diluted	$0.02	$0.04	$0.02	$0.01

Year ended December 31, 2008:	Quarter ended
	March 30	June 29	September 28	December 31
Net revenue	$15,235	$15,914	$18,106	$18,103
Gross profit	7,657	8,250	7,814	7,373
Impairment of goodwill and tradenames	—	—	—	70,376
Write-up of estimated value of asset held for sale	—	(142)	—	—
Net earnings (loss)	1,636	1,638	641	(62,455)
Net earnings (loss) per common share
Basic	$0.05	$0.05	$0.02	$(1.89)
Diluted	$0.05	$0.05	$0.02	$(1.89)

Report of Independent Registered Public Accounting Firm on Schedule

To the Board of Directors and
Shareholders of Theragenics Corporation

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Theragenics Corporation and subsidiaries for each of the three years in the period ended December 31, 2009, as referred to in our report dated March 15, 2010, which is included in the annual report to security holders and included in Part II of this form. Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. The information in Schedule II has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, the information is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ DIXON HUGHES PLLC

Atlanta, Georgia
March 15, 2010

S-1

Theragenics Corporation and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For each of the three years in the period ended December 31, 2009
(Amounts in thousands)

Column A - Description	Column B	Column C - Additions			Column D		Column E
	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts		Deductions		Balance at end of period

Year ended December 31, 2009
					5	(a)
Allowance for doubtful accounts receivable	$481	$—	$—		$92	(b)	$384
Allowance for obsolete inventory	$747	$251	$—		$328	(c)	$670

Year ended December 31, 2008

Allowance for doubtful accounts receivable	$372	$162	$18	(d)	$71	(b)	$481
Allowance for obsolete inventory	$645	$28	$90	(d)	$16	(c)	$747

Year ended December 31, 2007					202	(a)

Allowance for doubtful accounts receivable	$617	$—	$—		$43	(b)	$372
Allowance for obsolete inventory	$469	$282	$—		$106	(c)	$645

(a) - reduction in allowance for doubtful accounts receivable amounts
(b) - write-off of uncollectible amounts
(c) - disposal of inventory
(d) - acquisition of NeedleTech

S-2