Form 10-Q
period 2010-03-31
THERAGENICS CORP
filed 2010-05-14
CIK 795551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.  YES    X      NO ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the receding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES          NO ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ___	Accelerated Filer ___	Non Accelerated Filer ___	Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ___   NO   X

As of May 5, 2010 the number of shares of $0.01 par value common stock outstanding was 33,615,530.

THERAGENICS CORPORATION

PART I. FINANCIAL INFORMATION Item 1. Financial Statements
THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(Amounts in thousands, except per share data)
	Quarter Ended
	March 31,	April 5,
	2010	2009
REVENUE
Product sales	$19,972	$19,844
License and fee income	346	233
	20,318	20,077

COST OF SALES	12,471	11,370

GROSS PROFIT	7,847	8,707

OPERATING EXPENSES
Selling, general and administrative	5,904	6,029
Amortization of purchased intangibles	846	871
Research and development	440	603
	7,190	7,503

EARNINGS FROM OPERATIONS	657	1,204

OTHER INCOME/(EXPENSE)
Interest income	30	11
Interest expense	(317)	(129)
Other	-	(2)
	(287)	(120)

EARNINGS BEFORE INCOME TAXES	370	1,084

Income tax expense	226	477

NET EARNINGS	$144	$607

EARNINGS PER SHARE:
Basic	$0.00	$0.02
Diluted	$0.00	$0.02

WEIGHTED AVERAGE SHARES
Basic	33,213	33,104
Diluted	33,362	33,133

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)
ASSETS
	March 31, 2010 (Unaudited)	December 31, 2009
CURRENT ASSETS
Cash and cash equivalents	$32,438	$45,326
Marketable securities	10,559	-
Trade accounts receivable, less allowance of $435 in 2010 and $384 in 2009	10,101	8,999
Inventories, net	12,488	11,636
Deferred income tax asset	1,008	1,096
Refundable income taxes	287	645
Prepaid expenses and other current assets	887	857
TOTAL CURRENT ASSETS	67,768	68,559

Property and equipment, net	34,664	31,999
Intangible assets, net	14,601	15,464
Other assets	86	86

TOTAL ASSETS	$117,119	$116,108

LIABILITIES & SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Trade accounts payable	$2,858	$1,845
Construction payables	1,215	433
Accrued salaries, wages and payroll taxes	1,726	2,303
Short-term borrowings	3,333	3,333
Other current liabilities	1,772	1,058
TOTAL CURRENT LIABILITIES	10,904	8,972

Long-term borrowings	26,167	27,000
Deferred income taxes	1,138	1,365
Decommissioning retirement liability	709	696
Other long-term liabilities	322	422
TOTAL LIABILITIES	39,240	38,455

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, authorized 100,000 shares of $0.01 par value, issued and outstanding,
33,615 in 2010 and 33,435 in 2009	336	334
Additional paid-in capital	73,475	73,360
Retained earnings	4,103	3,959
Accumulated other comprehensive loss	(35)	-
TOTAL SHAREHOLDERS' EQUITY	77,879	77,653

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$117,119	$116,108

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)
	Quarter Ended
	March 31, 2010	April 5, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$144	$607
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,786	1,717
Deferred income taxes	(139)	462
Provision for allowances	62	(47)
Share based compensation	117	148
Change in fair value of interest rate swaps	103	-
Decommissioning retirement liability	13	13
Loss on sale of marketable securities	1	2
Changes in assets and liabilities:
Accounts receivable	(1,159)	(919)
Inventories	(857)	222
Prepaid expenses and other current assets	(30)	(226)
Trade accounts payable	1,013	573
Accrued salaries, wages and payroll taxes	(577)	(187)
Income taxes payable/refundable	358	(269)
Other current liabilities	714	(814)
Other	(203)	18
Net cash provided by operating activities	1,346	1,300

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of property and equipment	(2,788)	(546)
Purchases of marketable securities	(10,813)	-
Maturities of marketable securities	-	500
Proceeds from sales of marketable securities	200	1,005
Net cash (used) provided by investing activities	(13,401)	959

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of borrowings	(833)	-
Exercise of stock options and stock purchase plan	-	7
Retirement of common stock	-	(7)
Net cash used by financing activities	(833)	-

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(12,888)	$2,259
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	45,326	39,088
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,438	$41,347

SUPPLEMENTARY CASH FLOW DISCLOSURE:
Interest paid	$238	$203
Income taxes paid	$7	$285

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Liability for property and equipment acquired	$1,215	-

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE QUARTER ENDED MARCH 31, 2010
(UNAUDITED)
(Amounts in thousands, except per share data)

	Common Stock				Accumulated
	Number of	Par Value	Additional Paid-in	Retained	other comprehensive
	Shares	Amount	Capital	Earnings	loss	Total

BALANCE, December 31, 2009	33,435	$334	$73,360	$3,959	$-	$77,653

Issuance of restricted shares	180	2	(2)	-	-	-

Share based compensation	-	-	117	-	-	117

Other comprehensive loss	-	-	-	-	(35)	(35)

Net earnings for the period	-	-	-	144	-	144

BALANCE, March 31, 2010	33,615	$336	$73,475	$4,103	$(35)	$77,879

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

NOTE A - BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The unaudited interim condensed consolidated financial statements included herein reflect the consolidated operations of Theragenics Corporation and its wholly-owned subsidiaries.  All material intercompany accounts and transactions have been eliminated in consolidation.  The terms "Company", "we", "us", or "our" mean Theragenics Corporation and all entities included in our consolidated financial statements.  These statements reflect all adjustments that are, in our opinion, necessary to present fairly the consolidated financial position, consolidated results of operations, consolidated cash flows and consolidated changes in shareholders’ equity for the periods presented. All such adjustments are of a normal recurring nature. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities at the date of the financial statements.  Pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2009, included in the Form 10-K Annual Report filed by us. The December 31, 2009 condensed consolidated balance sheet included herein has been derived from the December 31, 2009 audited consolidated balance sheet included in the aforementioned Form 10-K. The consolidated results of operations for the interim period presented are not necessarily indicative of the results to be expected for a full year.

Our fiscal year has always started on January 1 and ended on December 31.  Prior to 2010, our fiscal quarters typically included thirteen calendar weeks, except for the fourth quarter.  The fourth quarter always ended on December 31.  In 2010 we have changed to a calendar quarter for each quarter of the fiscal year.  The utilization of a calendar quarter will not cause our results to be materially different from the thirteen week periods we previously utilized.

We are a medical device company serving the surgical products and cancer treatment markets, operating in two business segments. Our surgical products business consists of wound closure, vascular access, and specialty needle products.  Wound closure includes sutures, needles, and other surgical products.  Vascular access includes introducers, guidewires, and related products.  Specialty needles include coaxial, biopsy, spinal and disposable veress needles, access trocars, and other needle based products.  Our surgical products segment serves a number of markets and applications, including among other areas, interventional cardiology, interventional radiology, vascular surgery, orthopedics, plastic surgery, dental surgery, urology, veterinary medicine, pain management, endoscopy, and spinal surgery. Our brachytherapy business manufactures and markets our premier brachytherapy product, the palladium-103 TheraSeed® device, and I-Seed, an iodine-125 based device, which are used primarily in the minimally invasive treatment of localized prostate cancer.

NOTE B – MARKETABLE SECURITIES, FINANCIAL INSTRUMENTS AND FAIR VALUE

Marketable Securities

Marketable securities, which consist primarily of high-credit quality U.S. government, corporate and municipal obligations, are classified as available-for-sale and are reported at fair value based upon quoted market prices, with unrealized gains or losses excluded from earnings and included in other comprehensive income, net of applicable taxes. The cost of marketable securities sold is determined using the specific identification method. We evaluate individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. We consider, among other factors, the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. Declines in value that are other-than-temporary are charged to earnings.

Available-for-sale securities consist of (in thousands):
	March 31, 2010
	Amortized Cost	Gross Unrealized Loss	Estimated Fair Value
U.S government debt securities	$4,409	$(9)	$4,400
State and municipal securities	886	(10)	876
Corporate debt securities	5,299	(16)	5,283
Total	$10,594	$(35)	$10,559

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

The estimated fair value of marketable securities by contractual maturity at March 31, 2010, is as follows (in thousands):

Due in one year or less	$3,703
Due after one year through five years	$6,856

We did not have any marketable securities at December 31, 2009.

Financial Instruments

We are exposed to certain risks relating to our ongoing business operations. We manage our interest rate risk using interest rate swaps associated with outstanding borrowings under our credit agreement, as our interest rates are floating rates based on LIBOR.  Our interest rate swaps are intended to convert a portion of our floating rate debt to a fixed rate.  We do not use interest rate swaps for speculative or trading purposes, and we hold no other derivative financial instruments other than interest rate swaps.  Our interest rate swaps are recorded as either assets or liabilities at fair value on our condensed consolidated balance sheet.  We enter into interest rate swaps that are designed to hedge our interest rate risk but are not designated as “hedging instruments”, as defined under guidance issued by the Financial Accounting Standards Board (“FASB”).  Changes in the fair value of these instruments are recognized as interest expense on our condensed consolidated statement of earnings.  The counterparty to our interest rate swaps is the lender under our Credit Agreement.  Accordingly, we are exposed to counterparty credit risk from this financial institution. We entered into interest rate swaps based on our relationship with this financial institution as our lender and on their credit rating and the rating of their parent company. We continue to monitor our counterparty credit risk.

A roll forward of the notional value of our interest rate swaps for the quarter ended March 31, 2010 is as follows (in thousands):

Balance, December 31, 2009	$14,333
New contracts	-
Matured contracts	(833)
Balance, March 31, 2010	$13,500

The location and fair value of our derivative financial instruments not designated as hedging instruments in our condensed consolidated balance sheet at March 31, 2010 was as follows (in thousands):

Type	Notional Amount	Maturity	Balance Sheet Location	Fair Value Liability
Interest rate swaps	$ 13,500	June 2012	Other long-term liabilities	$ 184

The following table includes information about gains and losses recognized on our derivative financial instruments not designated as hedging instruments in our condensed consolidated statement of earnings (in thousands):

	Quarter Ended March 31, 2010	Location of Loss Recognized in Income
Periodic settlements	$53	Interest expense
Change in fair value	$103	Interest expense

We did not have any derivative financial instruments in the first quarter of 2009.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Fair Value of Financial Instruments Measured at Fair Value on a Recurring Basis

We measure fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. In accordance with guidance issued by the FASB, we use a three-level fair value hierarchy to prioritize the inputs used to measure fair value. The hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

●	Level 1 — Quoted prices in active markets for identical assets or liabilities.
●	Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
●	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

We had the following assets (liabilities) measured at fair value on a recurring basis subject to disclosure requirements:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2010
Money market funds	$17,795	$-	$-	$17,795
Commercial paper	190	-	-	190
Marketable securities	10,559	-	-	10,559
Total assets measured at fair value	$28,544	$-	$-	$28,544

Interest rate swaps liability	$-	$(183)	$-	$(183)

December 31, 2009
Money market funds	$32,581	$-	$-	$32,581
Interest rate swaps liability	$-	$(80)	$-	$(80)

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

Financial Instruments Not Measured at Fair Value

Our financial instruments not measured at fair value consist of cash and cash equivalents, accounts receivable, and accounts payable, the carrying value of each approximating fair value due to the nature of these accounts. Our financial instruments not measured at fair value also include borrowings under our credit agreement.  We estimate the fair value of outstanding borrowings under our credit agreement based on the current market rates applicable to borrowers with credit profiles similar to us.  We entered into our current credit agreement in May 2009, and we estimate that the carrying value of our borrowings approximates fair value at March 31, 2010.

There were no nonfinancial assets or nonfinancial liabilities measured at fair value at March 31, 2010 or December 31, 2009.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

NOTE C - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) or weighted average cost method, which approximates FIFO. Market is replacement cost or net realizable value. We estimate reserves for inventory obsolescence based on our judgment of future realization. Inventories were comprised of the following (in thousands):
	March 31, 2010	December 31, 2009
Raw materials	$5,582	$5,100
Work in process	2,376	2,609
Finished goods	4,232	3,842
Spare parts and supplies	973	755
	13,163	12,306
Allowance for obsolete inventory	(675)	(670)
Inventories, net	$12,488	$11,636

NOTE D – INCOME TAXES

Our effective income tax rate for the first quarter of 2010 and 2009 was approximately 61% and 44%, respectively, which includes federal and state income taxes.  Our tax rate in both periods was higher than income taxes as computed at the statutory rates because of the non-cash write off of deferred income tax assets related to certain share based compensation.  The amount of the tax deduction upon vesting of certain restricted shares was less than the financial reporting expense we recorded over the vesting period in accordance with guidance issued by the FASB, requiring us to write off $90,000 and $82,000 of deferred tax assets associated with them in the first quarter of 2010 and 2009, respectively.

NOTE E – SHARE BASED COMPENSATION

During the quarter ended March 31, 2010, we granted 320,400 stock options (with a grant date fair value of $0.97 per share) and 180,000 shares of restricted stock (with a grant date fair value of $1.44 per share based on the market price of the underlying common stock at the grant date) to executive officers in connection with long-term incentive compensation programs.  The stock options and restricted stock each vest ratably over four years.  The exercise price of the stock options granted is $1.44 per share, which is equal to the market price of the underlying common stock on the date of grant.  The grant date fair value of the stock options was estimated using the Black-Scholes options-pricing model using the following assumptions:

Expected dividend yield	0.0%
Expected volatility	63.4%
Risk-free interest rate	3.3%
Expected life	8 years

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

Compensation cost for the stock options and restricted stock is being recorded over the requisite service period of the grants.  As of March 31, 2010, there was approximately $292,000 and $248,000 of unrecognized compensation cost related to the stock options and restricted stock granted in the first quarter of 2010, respectively, which is each expected to be recognized over a weighted average period of 2.5 years.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

NOTE F – COMPREHENSIVE INCOME

The following table summarizes comprehensive income for the applicable period (in thousands):

	Quarter Ended
	March 31, 2010	April 5, 2009
Comprehensive income:
Net earnings	$144	$607
Other comprehensive loss, net of taxes:
Unrealized loss on securities available for sale	(35)	-
Total comprehensive income	$109	$607

NOTE G - DISTRIBUTION AGREEMENTS AND MAJOR CUSTOMERS

Brachytherapy Seed Distribution Agreements

Our brachytherapy seed business sells our TheraSeed® device directly to healthcare providers and to third-party distributors.  Under our third-party distribution agreements, we are the exclusive palldium-103 seed supplier for the treatment of prostate cancer for each distributor, and each distributor has the non-exclusive right to sell TheraSeed® in the U.S. and Canada.  Certain agreements also provide distributors with the right to distribute TheraSeed® for the treatment of solid localized tumors other than prostate and with rights to distribute to certain locations outside of North America.  Such applications (non-prostate and outside of North America) have not been material.  Our principal non-exclusive distribution agreements are with C. R. Bard (“Bard”) and Core Oncology ("Core"). Our agreement with Bard (the “Bard Agreement”) provides for automatic one year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires December 31, 2011 and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2010. The term of our agreement with Core (the "Core Agreement") is through November 30, 2011 and is automatically renewed for additional one year terms unless terminated by either party upon prior written notice.

Major Customers

Sales to Bard under the Bard Agreement represented approximately 41% and 45% of total brachytherapy seed product revenue for the quarters ended March 31, 2010 and April 5, 2009, respectively. Our surgical products segment also sells to Bard.  Total consolidated sales to Bard, including sales in our brachytherapy seed segment and our surgical products segment, represented approximately 14% and 17% of consolidated product revenue for the quarters ended March 31, 2010 and April 5, 2009, respectively.

Accounts receivable from Bard represented approximately 27% of brachytherapy accounts receivable and 10% of consolidated accounts receivable at March 31, 2010. At December 31, 2009, accounts receivable from Bard under the Bard Agreement represented approximately 11% of brachytherapy accounts receivable and less than 10% of consolidated accounts receivable.

Sales to Core under the Core Agreement represented approximately 13% of total brachytherapy seed product revenue for the quarter ended March 31, 2010. Accounts receivable from Core represented approximately 20% of brachytherapy accounts receivable and less than 10% of consolidated accounts receivable at March 31, 2010.  We had no brachytherapy seed sales to Core prior to 2010.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

NOTE H - SEGMENT REPORTING

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

The following tables provide certain information for these segments (in thousands):

	Quarter Ended
	March 31, 2010	April 5, 2009

Revenues
Surgical products	$14,570	$13,149
Brachytherapy seed	5,892	6,987
Intersegment eliminations	(144)	(59)
	$20,318	$20,077

Earnings (loss) from operations
Surgical products	$(390)	$79
Brachytherapy seed	1,060	1,118
Intersegment eliminations	(13)	7
	$657	$1,204

Capital expenditures
Surgical products	$2,102	$291
Brachytherapy seed	686	255
	$2,788	$546

Depreciation and amortization
Surgical products	$544	$1,206
Brachytherapy seed	1,242	511
	$1,786	$1,717

We evaluate business segment performance based on segment revenue and segment earnings from operations. Earnings from operations by segment do not include interest expense, interest income, other income and expense, or provisions for income taxes.  Intersegment eliminations are primarily for surgical products segment sales transactions.  Corporate expenses are allocated based upon the relative revenue for each segment.

Supplemental information related to significant assets follows (in thousands):

	March 31,	December 31,
	2010	2009

Identifiable assets
Surgical products	$63,566	$62,902
Brachytherapy seed	53,647	53,273
Corporate investment in subsidiaries	111,439	111,439
Intersegment eliminations	(111,533)	(111,506)
	$117,119	$116,108
Intangible assets
Surgical products	$14,430	$15,277
Brachytherapy seed	171	187
	$14,601	$15,464

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Information regarding revenue by geographic regions follows (in thousands):
	Quarter Ended
	March 31, 2010	April 5, 2009
Product sales
United States	$17,853	$17,828
Europe	1,790	1,764
Other foreign countries	329	252
	19,972	19,844
License and fee income
United States	$140	$103
Canada	206	130
	346	233

	$20,318	$20,077

Foreign sales are attributed to countries based on the location of the customer. The license fees attributed to Canada are from Nordion, a Canadian based company, for the license of our TheraSphere® product.  Substantially all other foreign sales are related to the surgical products segment.  All of our long-lived assets are located within the United States.

NOTE I – EARNINGS PER SHARE

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

	Quarter ended
	March 31, 2010	April 5, 2009

Net earnings	$144	$607

Weighted average common shares outstanding	33,213	33,104
Incremental common shares issuable under stock options and awards	149	29
Weighted average common shares outstanding assuming dilution	33,362	33,133

Earnings per share
Basic	$0.00	$0.02
Diluted	$0.00	$0.02

For the quarters ended March 31, 2010 and April 5, 2009, 1,119,267 and 1,640,617 stock options and awards, respectively, were not included in the computation of diluted earnings per share because their effect is antidilutive.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

NOTE J – COMMITMENTS AND CONTINGENCIES

Building commitments

We are constructing a manufacturing facility for our specialty needle manufacturing operation, which we expect to have completed during 2010.  We had outstanding contractual commitments associated with constructing this new facility totaling approximately $2.8 million at March 31, 2010.

Litigation and claims

During the first quarter of 2010 we initiated a lawsuit to enforce certain non-compete agreements with the former owner of CP Medical and to protect our trade secrets related to that business, among other claims.  The defendant has brought a counterclaim against us seeking to invalidate the agreements and nullify the remaining non-competition term, which runs until September 2010.  This action is in the discovery phase and we cannot predict the ultimate resolution of this litigation.

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

Results of Operations

Revenue

Following is a summary of revenue by segment (in thousands):
	Quarter Ended		Increase (decrease)
	March 31, 2010	April 5, 2009	$	%
Revenues by segment:
Surgical products
Product sales	$14,555	$13,128	$1,427	11%
Licensing and fee income	15	21	(6)	(29%)
Total surgical products	14,570	13,149	1,421	11%

Brachytherapy seed
Product sales	5,561	6,775	(1,214)	(18%)
Licensing and fee income	331	212	119	56%
Total brachytherapy seed	5,892	6,987	(1,095)	(16%)

Intersegment eliminations	(144)	(59)	(85)	144%

Consolidated
Product sales	19,972	19,844	128	1%
Licensing and fee income	346	233	113	48%
Total consolidated	$20,318	$20,077	$241	1%

Surgical Products Segment

Revenue in our surgical products business increased 11% in the first quarter of 2010 over the comparable period in 2009.  All three of our general product categories, including wound closure, introducers and guidewires, and specialty needles, realized organic growth.  Open orders in our surgical products segment were $13.1 million on March 31, 2010 compared to $13.5 million at December 31, 2009. Open orders represent firm orders from customers for future delivery. Open orders are not guaranteed shipments, and they are subject to cancellation or delay.  During the first quarter of 2010, we experienced a spike in demand and changes in customer purchasing behavior. These factors increased our backlog. Backlog represents orders included in open orders, but for which have we missed promised shipment dates. The increase in our backlog added to an already high level of open orders that we had entering into the year. In an attempt to compensate for the additional lead time we were experiencing in shipping orders, some customers added to existing orders.  We incurred overtime, hired temporary labor, and added shifts, among other actions, to help relieve our backlog and address opportunities during the first quarter.  These circumstances may continue until customer behavior becomes more predictable and consistent.  A portion of the increase in product sales experienced during the first quarter of 2010 resulted from relieving our backlog. A significant portion of the products in our surgical business continue to be sold to OEMs and a network of distributors.  Ordering patterns of these customers vary and are difficult to predict. Accordingly, surgical products revenue is subject to fluctuation, especially on a quarter-to-quarter basis.  In addition, revenue has been and will continue to be affected by our customers’ response to efforts by hospitals to reduce inventories and conserve cash due to the difficult economic climate and macroeconomic uncertainties.  All of these factors may cause the fluctuations in our results to be even more volatile from period to period.

Brachytherapy Seed Segment

We sell our TheraSeed® palladium-103 device directly to healthcare providers and to third-party distributors.  We also sell our I-Seed I-125 device, and other brachytherapy related products, directly to healthcare providers.  Our brachytherapy product sales decreased 18% compared to the first quarter of 2009.  We believe that the industry-wide decline in prostate brachytherapy procedure volume in the United States experienced in 2009 has continued in 2010.  Some newer forms of treatment have increased their market share, especially those with Medicare reimbursement levels that are higher than reimbursement levels for brachytherapy.  These newer forms of alternative treatments include Intensity Modulated Radiation Therapy (“IMRT”) and robotic surgery.    Sales to our largest distributor, C.R. Bard (“Bard”), declined 25% in the first quarter of 2010 compared with the first quarter of 2009, while revenue through our direct sales force declined 34%.  These declines were primarily attributable to a decline in volume.  In January 2010, we announced a new distribution agreement with Core Oncology (“Core”) under which we are the exclusive palladium-103 seed supplier for prostate cancer treatment to Core.  Sales to Core partially offset the decline in sales to Bard and in our direct sales.  In addition to treatment options that enjoy favorable reimbursement rates, we believe brachytherapy seed volume and revenue are also affected by disruptive pricing from other brachytherapy providers and uncertainties surrounding reimbursement.

We have non-exclusive distribution agreements in place for the distribution of the TheraSeed® device.  Under our third party distribution agreements, we are the exclusive palldium-103 seed supplier for the treatment of prostate cancer for each distributor, and each distributor has the non-exclusive right to sell TheraSeed® in the U.S. and Canada.  Certain agreements also provide distributors with the right to distribute TheraSeed® for the treatment of solid localized tumors other than prostate, and with rights to distribute to certain locations outside of North America.  Such applications (non-prostate and outside of North America) have not been material and are not expected to become material in the near future.  Our principal non-exclusive distribution agreements are with Bard and Core. Our agreement with Bard (the "Bard Agreement") provides for automatic one year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires December 31, 2011 and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2010. The term of our agreement with Core (the “Core Agreement”) is through November 30, 2011 and is automatically renewed for additional one year terms unless terminated by either party upon prior written notice.

Sales to Bard under the Bard Agreement represented approximately 41% and 45% of total brachytherapy seed product revenue for the quarters ended March 31, 2010 and April 5, 2009, respectively. Sales to Core under the Core Agreement represented approximately 13% of total brachytherapy seed product revenue for the quarter ended March 31, 2010.  We had no brachytherapy seed sales to Core prior to 2010.

We believe that Medicare reimbursement policies have affected the brachytherapy market and will continue to affect the brachytherapy market.  Prior to 2010, Medicare continued to reimburse for brachytherapy seeds under the “charges adjusted to costs” methodology, which is based on the actual invoiced cost of the seeds and which we sometimes refer to as a “pass-through” methodology.   Consistent with proposals that the Centers for Medicare & Medicaid Services (“CMS”) attempted unsuccessfully to implement in recent years, CMS published a final hospital outpatient prospective payment system (“OPPS”) on November 20, 2009 with fixed prospective payment rates for brachytherapy seeds.  This fixed OPPS, which we sometimes refer to as “fixed reimbursement”, went in effect on January 1, 2010 and fixes the per seed rate at which Medicare reimburses hospitals for the purchase of seeds.  We expect to continue to support efforts to urge Congress and CMS to replace this “fixed reimbursement” rule by obtaining a new extension of the “pass-through” reimbursement policies which existed prior to 2010.  Fixed reimbursement policies at CMS can be expected to lead to pricing pressure from hospitals and other healthcare providers, and to have an adverse effect on our brachytherapy revenue.  The extent of the effect is impossible for us to predict, especially when fixed reimbursement policies are being introduced at a time that coincides with 1) an industry-wide decline in procedures being experienced due, at least in part, to favorable CMS reimbursement rates enjoyed by alternative, less proven, technologies for early stage prostate cancer treatment and 2) uncertainties regarding the implementation and impact of healthcare reform generally.  These factors could have an adverse effect on brachytherapy revenue.

License fees in our brachytherapy segment totaled $331,000 in the first quarter of 2010, an increase of 56% over 2009.   License fees include fees from the licensing of our TheraSphere® product, a medical device used for the treatment of liver cancer.  Licensing fees also include fees related to the licensing of certain intellectual property related to an expandable brachytherapy delivery system that we developed. This agreement, which was executed in May 2008, provides for a minimal non-refundable initial license fee and non-refundable continuing royalties based upon sales subject to certain minimums.

Operating income and costs and expenses

Following is a summary of operating income by segment (in thousands):

	Quarter Ended		Decrease
	March 31, 2010	April 5, 2009	$
Operating income
Surgical products	$(390)	$79	$(469)
Brachytherapy seed	1,060	1,118	(58)
Intersegment eliminations	(13)	7	(20)
Consolidated	$657	$1,204	$(547)

Surgical Products Segment

In the first quarter of 2010, we incurred an operating loss of $390,000 in our surgical products segment, compared with operating income of $79,000 in the first quarter of 2009.  One primary item reducing income in the 2010 period was $351,000 of legal fees associated with our initiation of legal action against the former owner of CP Medical.  This legal action is intended to enforce certain non-compete agreements and to protect the trade secrets and other assets of that business, which we acquired in 2005.  We had no such legal fees in 2009.  This litigation is in the early stages of discovery, and we cannot predict the ultimate outcome.  We expect to continue to incur legal fees related to this litigation going forward.  We cannot predict the amount of the legal fees to be incurred in the future due to, among other things, the uncertainty of the length and complexity of the litigation.

Also affecting our profitability in the first quarter of 2010 was a decline in our gross profit margins on product sales.  Our gross margins were 33% in the first quarter of 2010 compared to 38% in the first quarter of 2009.  The decline in our gross margins was driven by two primary factors.  The first primary factor was a spike in demand during the quarter, increasing our backlog, and putting pressure on certain facilities that were already at or near capacity.  To address the spike in demand and backorders, we ran overtime, brought in temporary labor and implemented a third shift at one plant, among other things.  These additional costs eroded gross margins.  Amplifying the costs associated with these actions were changes in customer behavior.  Recurring changes in order quantities and requested delivery dates of orders reduced the ability of our operations to efficiently address production requirements.   Our specialty needle manufacturing plant was running at near capacity, adding to the inefficiencies.  The second primary factor was pricing pressure from customers and from the need to respond to aggressive pricing behavior of competitors.  We believe the change in customer behavior, ordering and pricing pressures are at least in part being driven by the continued macroeconomic uncertainties prevalent in the U.S. economy.  We expect continued pressure on our gross margins due to these and other factors at least until customer behavior becomes more predictable and consistent.

To address capacity constraints in our specialty needle platform, we are constructing a new, larger manufacturing facility.  We expect to move into this facility in mid- to late-2010.  We will incur one-time moving expenses associated with the move to the new facility, as well as increased operating costs associated with the larger plant.  We are also making other investments in infrastructure across our surgical products business.

Research and development (“R&D”) expenses decreased $150,000 from 2009.  Our R&D program is intended to focus on product extensions, next generation products, and new products that are complementary to our current product lines and that support our customers’ product lines.  Our R&D program is directed toward 510(k) products and not on products that require lengthy and expensive clinical trials.  We have recently been reassessing the projects in our R&D program in an effort to focus on opportunities with a more immediate impact.  We believe that opportunities to support programs for our customers may be more attractive for us than developing new products.  Looking forward, our quarterly results are expected to be affected by the timing of these investments.

Looking forward, we expect a number of items to continue to affect the profitability in our surgical products business including, among other things:
●	ordering patterns of our larger OEM and distributor customers,
●	costs incurred to address significant changes in demand,
●	continued investments in infrastructure and R&D as we make investments to support anticipated future growth and to develop products to address growth opportunities,
●
changes in product mix and sales channels, with sales through OEM channels generally carrying a relatively lower gross profit margin and sales through distributor channels generally carrying a somewhat higher gross profit margin,

●	continued pricing pressure from customers,
●	the move to a new and larger specialty needle manufacturing facility, which is expected during 2010, associated moving and transition costs, as well as higher maintenance and operating costs,
●	the implementation of our new, corporate-wide ERP systems,
●	the continuing litigation we initiated to enforce certain non-compete agreements and protect trade secrets of our business, and
●	the increasing scale of our surgical products business.

Brachytherapy Seed Segment

Operating income in our brachytherapy business was $1.1 million in the first quarter of 2010, a decrease of $58,000 from the first quarter of 2009.  This decrease is primarily a result of lower revenues.  Manufacturing related expenses in our brachytherapy business tend to be fixed in nature.  Accordingly, even modest declines in revenue can have a negative impact on operating income.  Gross margins and operating income in our brachytherapy seed business are expected to continue to be highly dependent on sales levels due to this high fixed cost component.   We were able to decrease certain operating expenses to offset a portion of the decline in revenue in the first quarter of 2010, although we may not be able to continue to do so.  Our brachytherapy business also absorbed fewer corporate overhead costs since we allocate corporate costs based upon the relative revenue of our business segments.

Other income/expense

Interest expense increased to $317,000 in the first quarter of 2010 from $129,000 in 2009.  Interest expense in 2010 includes fair value adjustments related to our interest rate swaps, which were entered into in June 2009.  Such fair value adjustments are unrealized losses and totaled $103,000 in the first quarter of 2010. The remaining increase in interest expense is a result of higher interest rates on the outstanding borrowings under our credit facility.  Our weighted average effective rate was 3.0% at March 31, 2010.

We manage our interest rate risk using interest rate swaps associated with outstanding borrowings under our credit agreement, as our interest rates are floating rates based on LIBOR.  We do not hold or issue interest rate swaps for trading purposes, and we hold no other derivative financial instruments other than interest rate swaps. We enter into interest rate swaps that are designed to hedge the interest rate risk but are not designated as “hedging instruments”, as defined under guidance issued by the Financial Accounting Standards Board ("FASB").  Changes in the fair value of these instruments are recognized as interest expense.  Such changes in fair value are based on, among other things, discounted cash flows based upon current market expectations about future amounts, yield curves, and mid-market pricing.  Accordingly, the fair value of our interest rate swaps is subject to fluctuation and may have a significant effect on our results of operations in future periods.   Additionally, the counterparty to our interest rate swaps is the lender under our Credit Agreement.  Accordingly, we are exposed to counterparty credit risk from this financial institution. We entered into interest rate swaps based on the relationship with this financial institution as our lender and on their credit rating and the rating of their parent company. We continue to monitor our counterparty credit risk.

Income tax expense

Our effective income tax rates for the first quarter of 2010 and 2009 were approximately 61% and 44%, respectively, which includes federal and state income taxes.  Our tax rates in both periods were significantly higher than our normal rates because of the non-cash write off of deferred income tax assets related to certain share based compensation of $90,000 in 2010 and $82,000 in 2009.  Upon vesting of restricted shares, the tax deduction we receive is determined by the underlying value of the shares at the vesting date.  In both periods, this value was less than the expense we were required to record for financial reporting purposes under guidance issued by the FASB, requiring us to write off the deferred tax asset associated with them. This income tax expense amount is not related to the amount of pre-tax income and, accordingly, has a significant effect on the tax rate.   Under FASB guidance, differences between deductible temporary differences related to share based payments and the tax deduction that would result based on the current fair value of our shares cannot be considered in measuring the gross deferred tax asset or determining the need for a valuation allowance.  In other words, prior to the vesting of these restricted shares, we cannot provide a valuation allowance for this deferred tax asset or otherwise write this asset off, even though we believe that all or a portion of the asset will not ultimately be realized.  Looking forward, these and other similar circumstances may continue to cause fluctuations in our effective income tax rate for financial reporting purposes.

Critical Accounting Policies and Estimates

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The SEC defines “critical accounting policies” as those that require application of our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are more fully described in the notes to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2009. Certain accounting policies, as more fully described under “Critical Accounting Policies and Estimates” included in the Management’s Discussion and Analysis of our 2009 Form 10-K, are those which we believe are most critical in fully understanding and evaluating our reported financial results, and are areas in which our judgment in selecting an available alternative might produce a materially different result. There have been no significant changes to our critical accounting policies since December 31, 2009.

Liquidity and Capital Resources

We had cash, cash equivalents, and marketable securities of $43.0 million at March 31, 2010, compared to $45.3 million at December 31, 2009. The aggregate decrease in cash, cash equivalents, and marketable securities was primarily the result of cash used for capital expenditures, mainly for construction of our new specialty needle manufacturing facility and the development of our new ERP system.

Cash provided by operations was $1.3 million for both the first quarter of 2010 and 2009. Cash provided by operations consists of net earnings plus non-cash expenses such as depreciation, amortization, deferred income taxes and changes in balance sheet items such as accounts receivable, inventories, prepaid expenses and payables.

Capital expenditures totaled $2.8 million and $546,000 during the first quarter of 2010 and 2009, respectively.  The 2010 expenditures were primarily for the construction of our new specialty needle manufacturing facility and development of our new ERP system.  We expect construction of our new facility to be completed in mid- to late-2010.  In the first quarter of 2010, we implemented our new ERP systems at two of our four primary locations with no significant interruptions in our day to day operations. We expect to complete the ERP implementation at our remaining locations over the next twelve months. We expect our capital expenditures to be an additional $8.0 to $9.0 million over the remainder of 2010 as we complete construction of the new manufacturing facility, continue the implementation of our ERP system at our remaining locations, and continue our investments to support growth in the surgical products segment and maintain the brachytherapy segment.

Cash used by financing activities was $833,000 in the first quarter of 2010, which consisted of principal repayments of our outstanding borrowings, in accordance with the terms of our credit facility.  The terms of our credit facility require another $2.5 million of principal repayments during the remainder of 2010.

We may also continue to use cash for the pursuit of additional diversification efforts such as product development and the purchase of technologies, products or companies.  We believe that current cash and investment balances, our current credit facility (see below) and cash from future operations will be sufficient to meet our current short-term anticipated working capital and capital expenditure requirements. However, continued disruption and instability in the U.S. and global financial markets and worldwide economies may hinder our ability to take advantage of opportunities for long-term growth in our businesses.  In the event additional financing becomes necessary, we may choose to raise those funds through other means of financing as appropriate.

Credit Agreement

We have a Credit Agreement with a financial institution which provides for up to $30 million of borrowings under a revolving credit facility (the “Revolver”) and a $10 million term loan (the “Term Loan”).  The Revolver matures on October 31, 2012 with interest payable at the London Interbank Offered Rate (“LIBOR”) plus 2.25%.  Maximum borrowings under the Revolver can be increased to $40 million with the prior approval of the lender under an accordion feature.  The Revolver also provides for a $5 million sub-limit for trade and stand-by letters of credit.  Letters of credit totaling $946,000, representing decommission funding required by the Georgia Department of Natural Resources, were outstanding under the Credit Agreement as of March 31, 2010. The Term Loan is payable in thirty-six equal monthly installments of principal plus interest at LIBOR plus 1.75%, through July 2012.  The Credit Agreement is unsecured, but provides for a lien to be established on substantially all of our assets upon certain events of default.  The Credit Agreement contains representations and warranties, as well as affirmative, reporting and negative covenants customary for financings of this type.  Among other things, the Credit Agreement restricts the incurrence of certain additional debt and certain capital expenditures, and requires the maintenance of certain financial ratios, including a minimum fixed charge coverage ratio, a maximum liabilities to tangible net worth ratio, and the maintenance of minimum liquid assets of $10 million, as all such ratios and terms are defined in the Credit Agreement.  We were in compliance with all covenants at March 31, 2010.

We also have certain interest rate swap agreements to manage our variable interest rate exposure.  We entered into a floating to fixed rate swap with respect to the entire principal amount of the Term Loan, at a fixed interest rate of 3.27%, and a separate floating to fixed rate swap with respect to $6 million of the principal amount outstanding under the Revolver, at a fixed interest rate of 4.26%.  Both interest rate swaps expire on June 1, 2012.  Our weighted average effective interest rate at March 31, 2010 was 3.04%.

Medicare Developments

Prior to 2010, Medicare continued to reimburse for brachytherapy seeds under the “charges adjusted to costs” methodology, which is based on the actual invoiced cost of the seeds and which we sometimes refer to as a “pass-through” methodology.   Consistent with proposals that CMS attempted unsuccessfully to implement in recent years, CMS published a final hospital OPPS on November 20, 2009 with fixed prospective payment rates for brachytherapy seeds.  This fixed OPPS, which we sometimes refer to as “fixed reimbursement”, went in effect on January 1, 2010 and fixes the per seed rate at which Medicare reimburses hospitals for the purchase of seeds.  We continue to support efforts that urge Congress and CMS to replace this “fixed reimbursement” rule by obtaining a new extension of the “pass-through” reimbursement policies which existed prior to 2010.  Fixed reimbursement policies at CMS can be expected to lead to pricing pressure from hospitals and other healthcare providers, and to have an adverse effect on our brachytherapy revenue.  The extent of the effect is impossible for us to predict, especially when fixed reimbursement policies are being introduced at a time that coincides with 1) an industry wide decline in procedures being experienced due, at least in part, to favorable CMS reimbursement rates enjoyed by alternative, less proven, technologies and 2) uncertainties regarding the implementation and impact of healthcare reform generally.  These factors could have an adverse effect on brachytherapy revenue.

Forward Looking and Cautionary Statements

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding sales, marketing and distribution efforts, ordering patterns of customers, short term volatility of our results, our sales channels including our OEM, distributor and direct sales channels organization and their growth and effectiveness, gross profit margins, third-party reimbursement, CMS policy, sales mix, effectiveness and continuation of non-exclusive distribution agreements, pricing for the TheraSeed® and I-Seed devices, effects of healthcare reform, anticipated growth in the surgical products business segment, plans to increase our specialty needle manufacturing capacity, future cost of sales and gross margins, R&D efforts and expenses (including our centralized, corporate-wide R&D initiative), investment in additional personnel, infrastructure and capital assets, implementation of a new Enterprise Resource Planning system, future SG&A expenses, other income, potential new products and opportunities, potential effects of environmental, nuclear, regulatory and occupational health and safety laws and regulations, future results in general, plans and strategies for continuing diversification, valuation of marketable securities and cash equivalents we may hold, and the sufficiency of our liquidity and capital resources. From time to time, we may also make other forward-looking statements relating to such matters as well as statements relating to anticipated financial performance, business prospects, technological developments and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with new product development cycles, effectiveness and execution of marketing and sales programs of our business segments and their distributors, competitive conditions and selling tactics of our competitors, potential changes in third-party reimbursement (including CMS), changes in product pricing, changes in cost of materials used in production processes, continued acceptance of our products by the market, potential changes in demand for the products manufactured and sold by our brachytherapy and surgical products segments, integration of acquired companies into the Theragenics organization, capitalization on opportunities for growth within our surgical products business segment, competition within the medical device industry, development and growth of new applications within our markets, competition from other methods of treatment, ability to execute on acquisition opportunities on favorable terms and successfully integrate any acquisitions, unanticipated expenditures required to maintain compliance with current or new environmental, nuclear, regulatory and occupational and safety laws and regulations, the risk that the implementation of our new ERP system will not be effective, the risk that we will not be able to meet customer demands and/or will incur additional costs and inefficiencies to meet such demand, the risk that we will incur disruptions to our operations and/or incur additional costs due to the relocation of our NeedleTech facility, the ability to realize our estimate of fair value upon sale or other liquidation of marketable securities that we hold and cash equivalents we may hold, volatility in U.S. and global stock markets, economic conditions generally, potential changes in tax rates and market interest rates, the effect of current difficulties in the credit markets on our business, and the risks identified elsewhere in this report. All forward looking statements and cautionary statements included in this document are made as of the date hereof based on information available to us, and we assume no obligation to update any forward looking statement or cautionary statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The quantitative and qualitative disclosures about market risk are discussed in Item 7A in our 2009 Annual Report on Form 10-K. There have been no material changes in information reported since the year ended December 31, 2009.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010, the end of the period covered by this report.

During the first quarter of 2010, we continued development of a corporate-wide Enterprise Resource Planning (“ERP”) system.  Our new ERP system is expected to standardize and automate business processes, to improve operational and financial performance, and to enhance internal controls.  We implemented our new ERP system at two of our four primary locations during the first quarter of 2010. The implementation of our new ERP system at these two locations has resulted in changes to our business processes and internal controls over financial reporting.

Other than the changes mentioned above with respect to the implementation of our new ERP system, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Further changes in our internal control over financial reporting are expected as we complete the implementation of our new ERP system at our remaining locations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the first quarter of 2010 we initiated a lawsuit to enforce certain non-compete agreements with the former owner of CP Medical and to protect our trade secrets related to that business, among other claims.  The defendant has brought a counterclaim against us seeking to invalidate the agreements and nullify the remaining non-competition term, which run until September 2010.  This action is in the discovery phase and we cannot predict the ultimate resolution of this litigation.

From time to time, we are subject to certain legal proceedings and claims in the ordinary course of business. We currently are not aware of any such legal proceedings or claims that we believe will have, individually or in aggregate, a material adverse effect on our business, financial condition, or operating results.

Item 1A. Risk Factors

In addition to the other information set forth in this report and the risk factor noted below, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results, should be carefully considered. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The adoption of healthcare reform in the United States may adversely affect our business, results of operations and/or financial condition.

In March 2010, significant reforms to the healthcare system were adopted as law in the United States. The law includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes. Specifically, the law requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on U.S. sales of most medical devices beginning in 2013. We are still evaluating the impact of this tax on our overall business. Further, many of the provisions contained in the healthcare reform law will be subject to future rule-making. Various healthcare reform proposals have also emerged at the state level. The new federal law and the state proposals could reduce medical procedure volumes and impact the demand for our products or the prices at which we sell our products. In addition, the excise tax will increase our cost of doing business. Other provisions of the new law may also impact our costs of doing business in the areas of employee benefits and regulatory compliance, among other areas.  The impact of this law and these proposals could have a material adverse effect on our business, results of operations and/or financial condition.

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

REGISTRANT:

THERAGENICS CORPORATION

Date: May 14, 2010	By:	/s/ M. Christine Jacobs
M. Christine Jacobs
Chief Executive Officer

Date: May 14, 2010	By:	/s/ Francis J. Tarallo
Francis J. Tarallo
Chief Financial Officer