Form 10-Q
period 2010-06-30
THERAGENICS CORP
filed 2010-08-12
CIK 795551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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
Large Accelerated Filer  ☐  Accelerated Filer  ☐  Non Accelerated Filer  ☐  Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

As of August 1, 2010 the number of shares of $0.01 par value common stock outstanding was 33,640,530.

THERAGENICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2010	July 5, 2009	June 30, 2010	July 5, 2009
REVENUE
Product sales	$20,428	$19,892	$40,400	$39,736
License and fee income	349	327	695	560
	20,777	20,219	41,095	40,296
COST OF SALES	11,953	11,082	24,424	22,452
GROSS PROFIT	8,824	9,137	16,671	17,844

OPERATING EXPENSES
Selling, general and administrative	6,118	5,509	12,022	11,538
Amortization of purchased intangibles	805	871	1,651	1,742
Research and development	414	588	854	1,191
Loss on sale of equipment	39	2	39	2
	7,376	6,970	14,566	14,473
EARNINGS FROM OPERATIONS	1,448	2,167	2,105	3,371

NON-OPERATING INCOME/(EXPENSE)
Interest income	12	6	42	17
Interest expense	(222)	(156)	(539)	(285)
Other	49	1	49	(1)
	(161)	(149)	(448)	(269)
EARNINGS BEFORE INCOME TAX	1,287	2,018	1,657	3,102
Income tax expense	505	747	731	1,224

NET EARNINGS	$782	$1,271	$926	$1,878

NET EARNINGS PER COMMON SHARE:
Basic	$0.02	$0.04	$0.03	$0.06
Diluted	$0.02	$0.04	$0.03	$0.06
WEIGHTED AVERAGE SHARES
Basic	33,266	33,145	33,240	33,124
Diluted	33,374	33,198	33,385	33,184

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

ASSETS
	June 30, 2010 (Unaudited)	December 31, 2009
CURRENT ASSETS
Cash and cash equivalents	$28,442	$45,326
Marketable securities	11,124	-
Trade accounts receivable, less allowance of $997 in 2010 and $384 in 2009	10,703	8,999
Inventories	13,232	11,636
Deferred income tax asset	1,099	1,096
Refundable income taxes	48	645
Prepaid expenses and other current assets	859	857
TOTAL CURRENT ASSETS	65,507	68,559

Property and equipment, net	37,399	31,999
Intangible assets, net	13,779	15,464
Other assets	85	86

TOTAL ASSETS	$116,770	$116,108

LIABILITIES & SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Trade accounts payable	$2,767	$1,845
Construction payables	669	433
Accrued salaries, wages and payroll taxes	2,294	2,303
Short-term borrowings	3,333	3,333
Other current liabilities	1,385	1,058
TOTAL CURRENT LIABILITIES	10,448	8,972

Long-term borrowings	25,333	27,000
Deferred income taxes	1,021	1,365
Decommissioning retirement liability	722	696
Other long-term liabilities	404	422
TOTAL LIABILITIES	37,928	38,455

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, authorized 100,000 shares of $0.01 par value, issued and outstanding, 33,640 in 2010 and 33,435 in 2009	336	334
Additional paid-in capital	73,619	73,360
Retained earnings	4,885	3,959
Accumulated other comprehensive gain	2	-
TOTAL SHAREHOLDERS’ EQUITY	78,842	77,653

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$116,770	$116,108

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Six Months Ended
	June 30, 2010	July 5, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$926	$1,878
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,623	3,444
Deferred income taxes	(347)	832
Provision for allowances	597	(134)
Share based compensation	261	297
Change in fair value of interest rate swaps	132	(10)
Other non-cash items	39	29
Changes in assets and liabilities:
Accounts receivable	(2,321)	(796)
Inventories	(1,576)	432
Prepaid expenses and other current assets	(2)	250
Other assets	1	(50)
Trade accounts payable	922	186
Accrued salaries, wages and payroll taxes	(9)	104
Income taxes payable/refundable	597	1,518
Other current liabilities	327	(621)
Other liabilities	(124)	231
Net cash provided by operating activities	3,046	7,590

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of property and equipment	(7,044)	(1,056)
Proceeds from sale of equipment	6	-
Purchases of marketable securities	(12,585)	-
Maturities of marketable securities	1,160	500
Proceeds from sales of marketable securities	200	1,005
Net cash (used) provided by investing activities	(18,263)	449

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)
(Amounts in thousands)

	Six Months Ended
	June 30, 2010	July 5, 2009
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from employee stock purchase plan	-	13
Retirement of common stock	-	(7)
Loan fees paid on long-term debt	-	(158)
Repayment of borrowings	(1,667)	(278)
Net cash used in financing activities	(1,667)	(430)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(16,884)	$7,609

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	45,326	39,088

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,442	$46,697

SUPPLEMENTARY CASH FLOW DISCLOSURE:
Interest paid	$471	$372
Taxes paid (received), net	$480	$(1,125)

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Liability for property and equipment acquired	$669	$-

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(UNAUDITED)
(Amounts in thousands)

	Common Stock				Accumulated
	Number of	Par Value	Additional Paid-in	Retained	other comprehensive
	Shares	Amount	Capital	Earnings	gain	Total

BALANCE, December 31, 2009	33,435	$334	$73,360	$3,959	$-	$77,653

Issuance of restricted shares	205	2	(2)	-	-	-

Share based compensation	-	-	261	-	-	261

Other comprehensive gain	-	-	-	-	2	2

Net earnings for the period	-	-	-	926		926

BALANCE, June 30, 2010	33,640	$336	$73,619	$4,885	$2	$78,842

The accompanying notes are an integral part of these statements.

NOTE A - BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The unaudited interim condensed consolidated financial statements included herein reflect the consolidated operations of Theragenics Corporation and its wholly-owned subsidiaries.  All material intercompany accounts and transactions have been eliminated in consolidation.  The terms “Company”, “we”, “us”, or “our” mean Theragenics Corporation and all entities included in our consolidated financial statements.  In our opinion, these financial statements include all adjustments (including normal recurring accruals) considered necessary for a fair presentation. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities at the date of the financial statements.  Pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2009 included in the Form 10-K Annual Report filed by us. The December 31, 2009 condensed consolidated balance sheet included herein has been derived from the December 31, 2009 audited consolidated balance sheet included in the aforementioned Form 10-K. The consolidated results of operations for the interim periods presented are not necessarily indicative of the results expected for a full year.

Our fiscal year has always started on January 1 and ended on December 31.  Prior to 2010, our fiscal quarters typically included thirteen calendar weeks except for the fourth quarter.  The fourth quarter always ended on December 31.  In 2010, we have changed to a calendar quarter for each quarter of the fiscal year.  The utilization of a calendar quarter will not cause our results to be materially different from the thirteen week periods we previously utilized.

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

Available-for-sale securities consist of (in thousands):

	June 30, 2010
	Amortized Cost	Gross Unrealized Gain(Loss)	Estimated Fair Value
U.S government debt securities	$4,914	$5	$4,919
State and municipal securities	1,315	(1)	1,314
Corporate debt securities	4,893	(2)	4,891
Total	$11,122	$2	$11,124

The estimated fair value of marketable securities by contractual maturity at June 30, 2010, is as follows (in thousands):

Due in one year or less	$4,465
Due after one year through five years	$6,659

We did not have any marketable securities at December 31, 2009.

Financial Instruments

We are exposed to certain risks relating to our ongoing business operations. We manage our interest rate risk using interest rate swaps associated with outstanding borrowings under our credit agreement as our interest rates are floating rates based on LIBOR.  Our interest rate swaps are intended to convert a portion of our floating rate debt to a fixed rate.  We do not use interest rate swaps for speculative or trading purposes, and we hold no other derivative financial instruments other than interest rate swaps.  Our interest rate swaps are recorded as either assets or liabilities at fair value on our condensed consolidated balance sheet.  We enter into interest rate swaps that are designed to hedge our interest rate risk but are not designated as “hedging instruments”, as defined under guidance issued by the Financial Accounting Standards Board (“FASB”).  Changes in the fair value of these instruments are recognized as interest expense on our condensed consolidated statement of earnings.  The counterparty to our interest rate swaps is the lender under our Credit Agreement.  Accordingly, we are exposed to counterparty credit risk from this financial institution. We entered into interest rate swaps based on our relationship with this financial institution as our lender and on their credit rating and the rating of their parent company. We continue to monitor our counterparty credit risk.

A roll forward of the notional value of our interest rate swaps for the six months ended June 30, 2010 is as follows (in thousands):

Balance, December 31, 2009	$14,333
New contracts	-
Matured contracts	(1,667)
Balance, June 30, 2010	$12,666

The location and fair value of our derivative financial instruments not designated as hedging instruments in our condensed consolidated balance sheet was as follows (in thousands):
Type	Maturity	Balance Sheet Location	June 30, 2010	December 31, 2009

Interest rate swaps	June 2012	Other long-term liabilities	$212	$80

The following table includes information about gains and losses recognized on our derivative financial instruments not designated as hedging instruments in our condensed consolidated statement of earnings (in thousands):

					Location of Gain/(Loss) Recognized in Income
	Three Months Ended		Six Months Ended
	June 30, 2010	July 5, 2009	June 30, 2010	July 5, 2009
Periodic settlements	$(50)	$(21)	$(103)	$(21)	Interest expense
Change in fair value	$(29)	$10	$(132)	$10	Interest expense

Fair Value of Financial Instruments Measured at Fair Value on a Recurring Basis

We measure fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. In accordance with guidance issued by the FASB, we use a three-level fair value hierarchy to prioritize the inputs used to measure fair value. The hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.
•	Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

We had the following assets (liabilities) measured at fair value on a recurring basis subject to disclosure requirements:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2010
Money market funds	$16,250	$-	$-	$16,250
Commercial paper	200	-	-	200
Marketable securities	11,124	-	-	11,124
Total assets measured at fair value	$27,574	$-	$-	$27,574

Interest rate swaps liability	$-	$(212)	$-	$(212)

December 31, 2009
Money market funds	$32,581	$-	$-	$32,581
Interest rate swaps liability	$-	$(80)	$-	$(80)

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

Financial Instruments Not Measured at Fair Value

Our financial instruments not measured at fair value consist of cash and cash equivalents, accounts receivable, and accounts payable, the carrying value of each approximating fair value due to the nature of these accounts. Our financial instruments not measured at fair value also include borrowings under our credit agreement.  We estimate the fair value of outstanding borrowings under our credit agreement based on the current market rates applicable to borrowers with credit profiles similar to us.  We entered into our current credit agreement in May 2009, and we estimate that the carrying value of our borrowings approximates fair value at June 30, 2010.

There were no nonfinancial assets or nonfinancial liabilities measured at fair value at June 30, 2010 or December 31, 2009.

NOTE C - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) or weighted average cost method, which approximates FIFO. Market is replacement cost or net realizable value. We estimate reserves for inventory obsolescence based on our judgment of future realization. Inventories were comprised of the following (in thousands):

	June 30, 2010	December 31, 2009
Raw materials	$5,579	$5,100
Work in process	2,887	2,609
Finished goods	4,479	3,842
Spare parts and supplies	937	755
	13,882	12,306
Allowance for obsolete inventory	(650)	(670)
Inventories, net	$13,232	$11,636

NOTE D – CREDIT AGREEMENT

We amended our Credit Agreement effective as of June 30, 2010 (the “Amendment”).  Among other things, the Amendment temporarily reduces the quarterly minimum fixed charge coverage ratio in order to accommodate the unusually high rate of capital expenditures over the previous 12 months, principally related to our new needle manufacturing facility.  The Amendment also provides for the exclusion of certain moving related expenses to be incurred during 2010 from the fixed charge coverage ratio, and eliminates the $10 million limitation on annual capital expenditures.  The minimum fixed charge coverage ratio will gradually increase on a quarterly basis until it equals the pre-amendment ratio level for the quarterly measurement period ending March 31, 2011 and for subsequent measurement periods.  We were in compliance with all covenants, as amended, as of June 30, 2010.

NOTE E – INCOME TAXES

Our effective income tax rates, which include federal and state income taxes, for the three and six months ending June 30, 2010 were approximately 39% and 44%, respectively, and were approximately 37% and 39% for the three and six months ending July 5, 2009, respectively.  Our tax rates were higher than income taxes as computed at the statutory rates because of the non-cash write off of deferred income tax assets related to certain share based compensation.  The amount of the tax deduction upon vesting of certain restricted shares was less than the financial reporting expense we recorded over the vesting period in accordance with guidance issued by the FASB, requiring us to write off $36,000 and $126,000 of deferred tax assets associated with them for the three and six months ended June 30, 2010 and $10,000 and $92,000 for the three and six months ended July 5, 2009, respectively.

NOTE F – SHARE BASED COMPENSATION

Stock Options

The following is a summary of activity in stock options outstanding during the first six months of 2010 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate intrinsic value
Outstanding, beginning of period	1,046	$4.26
Granted	345	1.43
Exercised	--	--
Forfeited	(63)	7.31
Expired	--	--
Outstanding, end of period	1,328	$3.32	6.4	$50
Exercisable at end of period	692	$4.89	3.9	$13

The weighted average grant date fair value of the stock options issued in 2010 was $0.96 per share and was estimated using the Black-Scholes options-pricing model using the following assumptions:

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

We recognize compensation expense for option awards with graded vesting on a straight-line basis over the requisite service period for each separately vesting portion of the award. Compensation cost related to stock options totaled $77,000 and $136,000 for the three and six months ended June 30, 2010, respectively, and $74,000 and $138,000 for the three and six months ended July 5, 2009, respectively.  As of June 30, 2010, there was approximately $373,000 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of approximately 2.1 years.  No stock options were exercised during the six months ended June 30, 2010 or July 5, 2009.

Restricted Stock

A summary of activity in non-vested restricted stock awards during the first six months of 2010 follows (shares in thousands):

	Shares	Weighted average grant date fair value
Non-vested at January 1, 2010	257	$2.35
Granted	205	1.43
Vested	(98)	2.60
Forfeited	--	--
Non-vested at June 30, 2010	364	$1.76

Fair value of restricted shares granted to employees and directors is based on the fair value of the underlying common stock at the grant date.  The fair value of the restricted stock granted to non-employees is remeasured each period until they are vested based on the fair value of the underlying common stock. Compensation expense related to restricted stock totaled approximately $67,000 and $125,000 for the three and six months ended June 30, 2010, respectively, and $73,000 and $156,000 for the three and six months ended July 5, 2009, respectively. As of June 30, 2010, there was approximately $359,000 of unrecognized compensation cost related to the restricted shares, which is expected to be recognized over a weighted average period of 2.0 years.  The total fair value of restricted stock vested was approximately $134,000 and $81,000 for the six months ended June 30, 2010 and July 5, 2009, respectively.

NOTE G – COMPREHENSIVE INCOME

The following table summarizes comprehensive income for the applicable period (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2010	July 5, 2009	June 30, 2010	July 5, 2009
Comprehensive income:
Net earnings	$782	$1,271	$926	$1,878
Other comprehensive income, net of taxes:
Unrealized gain on securities available for sale	37	-	2	-
Total comprehensive income	$819	$1,271	$928	$1,878

NOTE H- DISTRIBUTION AGREEMENT AND MAJOR CUSTOMERS

Distribution Agreement

Our brachytherapy seed business sells our TheraSeed® device directly to healthcare providers and to third-party distributors.  Under our third-party distribution agreements, we are the exclusive palldium-103 seed supplier for the treatment of prostate cancer for each distributor, and each distributor has the non-exclusive right to sell TheraSeed® in the U.S. and Canada.  Certain agreements also provide distributors with rights to distribute TheraSeed® for the treatment of solid localized tumors other than prostate and with rights to distribute to certain locations outside of North America.  Such applications (non-prostate and outside of North America) have not been material.  Our principal non-exclusive distribution agreements are with C. R. Bard (“Bard”) and Core Oncology (“Core”).  Our agreement with Bard provides for automatic one year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires December 31, 2011 and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2010.  The term of our agreement with Core is through November 30, 2011 and is automatically renewed for additional one year terms unless terminated by either party upon prior written notice.

Major Customers

Sales to Bard by our brachytherapy segment represented 35% and 38% of brachytherapy seed product revenue for the three and six months ended June 30, 2010, respectively, and 46% and 45% of brachytherapy seed product revenue for the three and six months ended July 5, 2009, respectively.  Our surgical products segment also sells to Bard.  Total consolidated sales to Bard, including sales in our brachytherapy seed segment and our surgical products segment, represented 12% and 13% of consolidated product revenue for the three and six months ended June 30, 2010, respectively, and 17% for both the three and six months ended July 5, 2009, respectively.

Accounts receivable from Bard represented approximately 25% of brachytherapy segment accounts receivable and 17% of consolidated accounts receivable at June 30, 2010. At December 31, 2009, accounts receivable from Bard represented approximately 11% of brachytherapy segment accounts receivable and less than 10% of consolidated accounts receivable.

Sales to Core by our brachytherapy segment represented approximately 13% of total brachytherapy seed product revenue for the three and six months ended June 30, 2010. We had no brachytherapy seed sales to Core prior to 2010.  Accounts receivable due from Core represented approximately 18% of brachytherapy segment accounts receivable and less than 10% of consolidated accounts receivable at June 30, 2010

NOTE I - SEGMENT REPORTING

We are a medical device company serving the cancer treatment and surgical markets, operating in two business segments. Our surgical products business consists of wound closure,  vascular access, and specialty needle products.  Wound closure includes sutures, needles and other surgical products with applications in, among other areas, urology, veterinary, cardiology, orthopedics, plastic surgery and dental. Vascular access includes introducers and guidewires used in the interventional radiology, interventional cardiology and vascular surgery markets. Specialty needles include coatial, biopsy, spinal and disposable veress needles, access trocars, and other needle based products. In our brachytherapy seed business, we produce, market, and sell TheraSeed®, our premier palladium-103 prostate cancer treatment device, I-Seed, our iodine-125 based prostate cancer treatment device, and related products and services.

The following tables provide certain information for these segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2010	July 5, 2009	June 30, 2010	July 5, 2009
Revenues
Surgical products	$14,895	$13,667	$29,465	$26,816
Brachytherapy seed	5,988	6,605	11,880	13,592
Intersegment eliminations	(106)	(53)	(250)	(112)
	$20,777	$20,219	$41,095	$40,296
Earnings (loss) from operations
Surgical products	$388	$804	$(2)	$883
Brachytherapy seed	1,059	1,359	2,119	2,477
Intersegment eliminations	1	4	(12)	11
	$1,448	$2,167	$2,105	$3,371
Capital expenditures
Surgical products	$3,730	$194	$5,832	$485
Brachytherapy seed	526	316	1,212	571
	$4,256	$510	$7,044	$1,056
Depreciation and amortization
Surgical products	$1,201	$1,219	$2,443	$2,425
Brachytherapy seed	636	508	1,180	1,019
	$1,837	$1,727	$3,623	$3,444

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

Supplemental information related to significant assets and liabilities follows (in thousands):

	June 30, 2010	December 31, 2009
Identifiable assets
Surgical products	$63,892	$62,902
Brachytherapy seed	52,950	53,273
Corporate investment in subsidiaries	111,439	111,439
Intersegment eliminations	(111,511)	(111,506)
	$116,770	$116,108
Intangible assets
Surgical products	$13,625	$15,277
Brachytherapy seed	154	187
	$13,779	$15,464

Information regarding revenue by geographic regions follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2010	July 5, 2009	June 30, 2010	July 5, 2009
Product sales
United States	$18,289	$17,737	$36,142	$35,565
Europe	1,806	1,592	3,596	3,356
Other foreign countries	333	563	662	815
	20,428	19,892	40,400	39,736

License and fee income
United States	127	145	267	248
Canada	222	182	428	312
	349	327	695	560
	$20,777	$20,219	$41,095	$40,296

Foreign sales are attributed to countries based on the location of the customer. The license fees attributed to Canada are with Nordion, a Canadian based company, for the license of our TheraSphere® product.  Substantially all foreign product sales are related to the surgical products segment.  All of our long-lived assets are located within the United States.

NOTE J – EARNINGS PER SHARE

Basic earnings per share represents net earnings divided by the weighted average shares outstanding. Diluted earnings per share represents net earnings divided by weighted average shares outstanding adjusted for the incremental dilution of outstanding stock options and non-vested restricted stock awards.  A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution for the periods presented follows (in thousands, except per share data):

	Three Months Ended		Six months ended
	June 30, 2010	July 5, 2009	June 30, 2010	July 5, 2009
Net earnings	$782	$1,271	$926	$1,878

Weighted average common shares outstanding	33,266	33,145	33,240	33,124
Incremental common shares issuable under stock options and awards	108	53	145	60
Weighted average common shares outstanding assuming dilution	33,374	33,198	33,385	33,184
Earnings per share
Basic	$0.02	$0.04	$0.03	$0.06
Diluted	$0.02	$0.04	$0.03	$0.06

For both the three and six months ended June 30, 2010, potential common stock from approximately 1,081,000 stock options were not included in the diluted earnings per share calculation because their effect is antidilutive.  For both the three and six months ended July 5, 2009, potential common stock from approximately 1,560,000 stock options were not included in the diluted earnings per share calculation because their effect is antidilutive

NOTE K – COMMITMENTS AND CONTINGENCIES

Building commitments

We are constructing a manufacturing facility for our specialty needle manufacturing operation, which was completed in July 2010.  We had outstanding contractual commitments associated with constructing this new facility totaling approximately $622,000 at June 30, 2010.

Litigation and claims

During the first quarter of 2010, we initiated a lawsuit to enforce certain non-competition agreements with the former owner of CP Medical and to protect our trade secrets related to that business, among other claims.  Subsequently, we filed a claim in arbitration seeking compensation for the former owner’s breach of his non-competition agreements and misappropriation of trade secrets.  The defendant has brought a counterclaim against us in arbitration seeking to invalidate the agreements and nullify the remaining non-competition term, which runs until September 2010.  The counterclaim also seeks damages for the alleged interference with his planned selling of Theragenics stock.  We believe the counterclaims are without merit. This action is in the discovery phase and we cannot predict the ultimate resolution of this proceeding.

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

Results of Operations

Revenue

Following is a summary of revenue by segment (in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2010	July 5, 2009	Change (%)		June 30, 2010	July 5, 2009	Change (%)
Revenues by segment:
Surgical products
Product sales	$14,894	$13,638	9%		$29,449	$26,766	10%
Licensing and fee income	1	29	(97%	)	16	50	(68%	)
Total surgical products	14,895	13,667	9%		29,465	26,816	10%

Brachytherapy seed
Product sales	5,640	6,307	(11%	)	11,201	13,082	(14%	)
Licensing and fee income	348	298	17%		679	510	33%
Total brachytherapy seed	5,988	6,605	(9%	)	11,880	13,592	(13%	)

Intersegment eliminations	(106)	(53)	100%		(250)	(112)	123%

Consolidated
Product sales	20,428	19,892	3%		40,400	39,736	2%
Licensing and fee income	349	327	7%		695	560	24%
Total consolidated	$20,777	$20,219	3%		$41,095	$40,296	2%

Surgical Products Segment

Revenue in our surgical products business increased 9% in the second quarter of 2010 and 10% in the first half of 2010 compared to the 2009 periods.  Open orders in our surgical products segment were $13.6 million on June 30, 2010 compared to $13.5 million at December 31, 2009.  Open orders represent firm orders from customers for future delivery.  Open orders are not guaranteed shipments, and they are subject to cancellation or delay.  During the first quarter of 2010, we experienced a spike in demand and changes in customer purchasing behavior.  These factors increased our backlog. Backlog represents orders included in open orders, but for which we have missed promised shipment dates.  This increase in our backlog added to an already high level of open orders that we had entering into the year.  In an attempt to compensate for the additional lead time we were experiencing in shipping orders, some customers added to existing orders.  We incurred overtime, hired temporary labor, and added shifts, among other actions, to help relieve our backlog and address opportunities during the first quarter.  We were able to reduce our backlog in the second quarter of 2010.  However, we continued to experience changes in customer purchasing behavior.  These circumstances may continue until customer behavior becomes more predictable and consistent.  A portion of the increase in product sales experienced during the first half of 2010 resulted from relieving our backlog.

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

Brachytherapy Seed Segment

We sell our TheraSeed® palladium-103 device directly to healthcare providers and to third-party distributors.  We also sell our I-Seed I-125 device, and other brachytherapy related products, directly to healthcare providers.  Our brachytherapy product sales decreased 11% in the second quarter of 2010 and 14% for the first half of 2010, from the comparable 2009 periods.  We believe that the industry-wide decline in prostate brachytherapy procedure volume in the United States experienced over the last few years has continued in 2010.  Some newer forms of treatment have increased their market share, especially those with Medicare reimbursement levels that are higher than reimbursement levels for brachytherapy.  These newer forms of alternative treatments include Intensity Modulated Radiation Therapy (“IMRT”) and robotic surgery.    Sales to our largest distributor, C.R. Bard (“Bard”), declined 33% and 29% for the three and six months ended June 30, 2010, respectively, compared with the comparable 2009 periods, while revenue through our direct sales force declined 17% and 26%, respectively.  These declines were primarily attributable to a decline in volume.  In January 2010, we announced a new distribution agreement with Core Oncology (“Core”) under which we are the exclusive palladium-103 seed supplier for prostate cancer treatment to Core.  Sales to Core, which represented 13% of our brachytherapy product sales in the second quarter and first half of 2010, partially offset the decline in sales to Bard and in our direct sales.  In addition to treatment options that enjoy favorable reimbursement rates and reduce demand for brachytherapy procedures, we believe brachytherapy seed volume and revenue are also affected by disruptive pricing from other brachytherapy providers and uncertainties surrounding reimbursement.

We have non-exclusive distribution agreements in place for the distribution of the TheraSeed® device.  Under our third party distribution agreements, we are the exclusive palldium-103 seed supplier for the treatment of prostate cancer for each distributor, and each distributor has the non-exclusive right to sell TheraSeed® in the U.S. and Canada.  Certain agreements also provide distributors with the right to distribute TheraSeed® for the treatment of solid localized tumors other than prostate, and with rights to distribute to certain locations outside of North America.  Such applications (non-prostate and outside of North America) have not been material and are not expected to become material in the near future. Our principal non-exclusive distribution agreements are with Bard and Core. Our agreement with Bard provides for automatic one year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires December 31, 2011 and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2010. The term of our agreement with Core is through November 30, 2011 and is automatically renewed for additional one year terms unless terminated by either party upon prior written notice.

Sales to Bard by our brachytherapy segment represented 35% and 38% of brachytherapy seed product revenue for the three and six months ended June 30, 2010, respectively, and 46% and 45% for the three and six months ended July 5, 2009, respectively.  Our surgical products segment also sells to Bard.  Total consolidated sales to Bard, including sales in our brachytherapy seed segment and our surgical products segment, represented 12% and 13% of consolidated product revenue for the three and six months ended June 30, 2010, respectively, and 17% for both the three and six months ended July 5, 2009, respectively.  Sales to Core by our brachytherapy segment represented approximately 13% of total brachytherapy seed product revenue for the three and six months ended June 30, 2010.

We believe that Medicare reimbursement policies, which have affected the brachytherapy market in prior periods, will continue.  Prior to 2010, Medicare continued to reimburse for brachytherapy seeds under the “charges adjusted to costs” methodology, which is based on the actual invoiced cost of the seeds and which we sometimes refer to as a “pass-through” methodology.   Consistent with proposals that the Centers for Medicare & Medicaid Services (“CMS”) attempted unsuccessfully to implement in recent years, CMS published a final hospital outpatient prospective payment system (“OPPS”) on November 20, 2009 with fixed prospective payment rates for brachytherapy seeds.  This fixed OPPS, which we sometimes refer to as “fixed reimbursement”, went into effect on January 1, 2010 and fixes the per seed rate at which Medicare reimburses hospitals for the purchase of seeds.  We expect to continue to support efforts to urge Congress and CMS to replace this “fixed reimbursement” rule by obtaining a new extension of the “pass-through” reimbursement policies which existed prior to 2010.  Fixed reimbursement policies at CMS can be expected to lead to pricing pressure from hospitals and other healthcare providers, and to have an adverse effect on our brachytherapy revenue.  The extent of the effect is impossible for us to predict, especially when fixed reimbursement policies are being introduced at a time that coincides with 1) an industry-wide decline in procedures being experienced, at least in part, due to favorable CMS reimbursement rates enjoyed by alternative, less proven, technologies for early stage prostate cancer treatment, which in turn reduces demand for brachytherapy procedures and 2) uncertainties regarding the implementation and impact of healthcare reform generally.  These factors could have an adverse effect on brachytherapy revenue.

License fees in our brachytherapy segment increased 17% and 33% for the three and six months ended June 30, 2010 over the comparable 2009 periods.   License fees include fees from the licensing of our TheraSphere® product, a medical device used for the treatment of liver cancer.  Licensing fees also include fees related to the licensing of certain intellectual property related to an expandable brachytherapy delivery system that we developed. This agreement, which was executed in May 2008, provides for a minimal non-refundable initial license fee and non-refundable continuing royalties based upon sales subject to certain minimums.

Operating income and costs and expenses

Following is a summary of operating income by segment (in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2010	July 5, 2009	Change (%)		June 30, 2010	July 5, 2009	Change ($)

Surgical products	$388	$804	(52%	)	$(2)	$883	(100%	)
Brachytherapy seed	1,059	1,359	(22%	)	2,119	2,477	(14%	)
Intersegment eliminations	1	4	(75%	)	(12)	11	(209%	)

Consolidated	$1,448	$2,167	(33%	)	$2,105	$3,371	(38%	)

Surgical Products Segment

Operating income in our surgical products segment decreased in both the second quarter of 2010 and first half of 2010 from the comparable 2009 periods.  Affecting profitability in the 2010 periods was a decline in our gross profit margins on product sales.  Our gross profit margins were 39% in the second quarter of 2010 and 36% for the first half of 2010 compared to 41% in the second quarter of 2009 and 40% in the first half of 2009.   This decline was driven by two primary factors.  The first primary factor was a spike in demand during the first quarter of 2010, increasing our backlog and putting pressure on certain facilities that were already at or near capacity.  To address the spike in demand and backorders, we ran overtime, brought in temporary labor and implemented a third shift at one plant, among other things.  These additional costs eroded gross margins.  Amplifying the costs associated with these actions were changes in customer behavior.  Recurring changes in order quantities and requested delivery dates of orders reduced the ability of our operations to efficiently address production requirements.   Our specialty needle manufacturing plant was running at near capacity, putting a strain on operations.  We were able to reduce our backlog during the second quarter of 2010 and reduce or eliminate some of the additional costs we were incurring to address the circumstances that existed during the first quarter.  We also implemented certain measures to better control costs and margins on an ongoing basis.  These factors led to improved gross margins in the second quarter of 2010 from the first quarter of 2010.   The second primary factor causing lower gross margins in the 2010 periods was pricing pressure from customers and from the need to respond to aggressive pricing behavior of competitors.  We believe the change in customer behavior, ordering and pricing pressures are at least in part being driven by the continued macroeconomic uncertainties prevalent in the U.S. economy.  We expect continued pressure on our gross margins due to these and other factors at least until customer behavior becomes more predictable and consistent.

Another factor reducing income in the 2010 periods was legal fees of $221,000 and $572,000 for the three and six months ended June 30, 2010, respectively, associated with our initiation of legal action against the former owner of CP Medical.  This legal action is intended to enforce certain non-compete agreements and to protect the trade secrets and other assets of that business, which we acquired in 2005.  We had no such legal fees in 2009.  This action is in the early stages of discovery, and we cannot predict the ultimate outcome.  We expect to continue to incur legal fees related to this matter going forward.  We cannot predict the amount of the legal fees to be incurred in the future due to, among other things, the uncertainty of the length and complexity of the legal action.

Finally, to address capacity constraints in our specialty needle platform, we are constructing a new, larger manufacturing facility, which was completed in July 2010.  We started to move into this facility at the end of June 2010.   We incurred $137,000 of moving related expenses in the second quarter of 2010.  Looking forward, we expect to incur $500,000 to $700,000 of additional moving related expenses in the third quarter of 2010 as we complete the move to the new facility.

Research and development (“R&D”) expenses decreased $167,000 in the second quarter and $317,000 for the first half of 2010, from the comparable 2009 periods.  Our R&D program is intended to focus on product extensions, next generation products, and new products that are complementary to our current product lines and that support our customers’ product lines.  Our R&D program is directed toward 510(k) products and not on products that require lengthy and expensive clinical trials.  We have recently been reassessing the projects in our R&D program in an effort to focus on opportunities with a more immediate impact.  We believe that opportunities to support programs for our customers may be more attractive for us than developing new products.  Looking forward, our quarterly results are expected to be affected by the timing of these investments.

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

●
the move to a new and larger specialty needle manufacturing facility, which is expected to be completed in the third quarter of 2010, associated moving and transition costs, as well as higher maintenance and operating costs,

●	the implementation of our new, corporate-wide ERP system,
●	the continuing legal proceeding we initiated to enforce certain non-compete agreements and protect trade secrets of our business, and
●	the increasing scale of our surgical products business.

Brachytherapy Seed Segment

Operating income in our brachytherapy business decreased 22% in the second quarter of 2010 and 14% in the first half of 2010, from the comparable 2009 periods.  This decrease is primarily a result of lower revenues.  Manufacturing related expenses in our brachytherapy business tend to be fixed in nature.  Accordingly, even modest declines in revenue can have a negative impact on operating income.  Gross margins and operating income in our brachytherapy seed business are expected to continue to be highly dependent on sales levels due to this high fixed cost component.   We were able to decrease some operating expenses during 2010 to offset a portion of the decline in revenue. Personnel related costs, advertising and professional fees in the 2010 periods decreased by approximately $461,000 and $787,000 in the second quarter and first half of the year, respectively, from the comparable 2009 periods.  Looking forward, we may not be able to continue to reduce our operating costs to this extent or at all.  Our brachytherapy business also absorbed fewer corporate overhead costs since we allocate corporate costs based upon the relative revenue of our business segments.  Corporate overhead costs allocated to our brachytherapy business declined $68,000 in the second quarter of 2010, and $273,000 for the first half of 2010, from the comparable 2009 periods.   Partially offsetting these declines in operating expenses was an increase of approximately $500,000 in our bad debt expense in the second quarter and first half of 2010, from the comparable 2009 periods.  The increase in bad debt expense in the 2010 periods is reflective of adjustments to our allowance to reflect past due amounts related primarily to one customer.

Other income/expense

Interest expense increased by $66,000, or 42%, in the second quarter of 2010 from the second quarter of 2009 and by $254,000, or 89%, in the first half of 2010 from the first half of 2009. Interest expense in 2010 includes fair value adjustments related to our interest rate swaps, which were entered into in June 2009.  Such fair value adjustments were unrealized losses and totaled $29,000 in the second quarter of 2010 and $132,000 in the first half of 2010, compared to a $10,000 unrealized gain for the quarter and the first half of 2009. The remaining increase in interest expense is a result of higher interest rates on the outstanding borrowings under our credit facility.  Our weighted average effective rate was 3.06% at June 30, 2010.

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

Income tax expense

Our effective income tax rates, which include federal and state income taxes, were approximately 39% for the second quarter of 2010 and 44% for first half of the year, compared to 37% for the second quarter of 2009 and 39% for the first half of 2009.  Our income tax rate of 44% for the first half of 2010 was higher than our normal rates because of the non-cash write off of $126,000 of deferred income tax assets related to certain share based compensation.   Upon vesting of restricted shares, the tax deduction we receive is determined by the underlying value of the shares at the vesting date.  In 2010 and 2009, this value was less than the expense we were required to record for financial reporting purposes under guidance issued by the FASB, requiring us to write off the deferred tax asset associated with them. This income tax expense amount is not related to the amount of pre-tax income and, accordingly, has a significant effect on the tax rate.   Under FASB guidance, differences between deductible temporary differences related to share based payments and the tax deduction that would result based on the current fair value of our shares cannot be considered in measuring the gross deferred tax asset or determining the need for a valuation allowance.  In other words, prior to the vesting of these restricted shares, we cannot provide a valuation allowance for this deferred tax asset or otherwise write this asset off, even though we believe that all or a portion of the asset will not ultimately be realized.  Looking forward, these and other circumstances may continue to cause fluctuations in our effective income tax rate for financial reporting purposes.

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

Liquidity and Capital Resources

We had cash, cash equivalents, and marketable securities of $39.6 million at June 30, 2010 compared to $45.3 million at December 31, 2009. The aggregate decrease in cash, cash equivalents, and marketable securities was primarily the result of cash used for capital expenditures, mainly for construction of our new specialty needle manufacturing facility and the development of our new ERP system.

Cash provided by operations was $3.0 million and $7.6 million during the first half of 2010 and 2009, respectively. Cash from operations decreased due to lower net earnings.  In addition, increases in accounts receivables and inventories affected cash flow from operations in 2010.  Accounts receivable and inventories increased to support the higher sales levels in our surgical products segment.  We also built inventories in our specialty needle product platform in anticipation of the move to our new facility.  Our brachytherapy segment accounts receivable was also affected by the timing of payments by our principal distributors.

Capital expenditures totaled $7.0 million and $1.1 million during the first six months of 2010 and 2009, respectively.  The 2010 expenditures were primarily for the construction of our new specialty needle manufacturing facility and development of our new ERP system.  Construction of our new facility was completed in July 2010.  In the first quarter of 2010, we implemented our new ERP systems at two of our four primary locations with no significant interruptions in our day to day operations. We expect to complete the ERP implementation at our remaining locations over the next year. We expect our rate of capital expenditures to decline in the second half of 2010 as construction of our new needle manufacturing plant was completed in July 2010.

Cash used by financing activities was $1.7 million in the first half of 2010, which consisted of principal repayments of our outstanding borrowings, in accordance with the terms of our credit facility.  The terms of our credit facility require another $1.7 million of principal repayments during the remainder of 2010.

We may also continue to use cash for the pursuit of additional diversification efforts such as product development and the purchase of technologies, products or companies.  We believe that current cash and investment balances, our current credit facility (see below) and cash from future operations will be sufficient to meet our current short-term anticipated working capital and capital expenditure requirements. However, continued disruption and instability in the U.S. and global financial markets and worldwide economies may hinder our ability to take advantage of opportunities for long-term growth in our businesses.  In the event we determine that additional financing becomes appropriate, we may choose to raise those funds through other means of financing.

Credit Agreement

We have a Credit Agreement with a financial institution which provides for up to $30 million of borrowings under a revolving credit facility (the “Revolver”) and a $10 million term loan (the “Term Loan”).  The Revolver matures on October 31, 2012 with interest payable at the London Interbank Offered Rate (“LIBOR”) plus 2.25%.  Maximum borrowings under the Revolver can be increased to $40 million with the prior approval of the lender under an accordion feature.  As of June 30, 2010, borrowings of $22.0 million and $ 6.7 million were outstanding under the Revolver and Term Loan, respectively, and letters of credit totaling $946,000, representing decommission funding required by the Georgia Department of Natural Resources, were outstanding under the Credit Agreement. The Term Loan is payable in thirty-six equal monthly installments of principal plus interest at LIBOR plus 1.75%, through July 2012.  The Credit Agreement is unsecured but provides for a lien to be established on substantially all of our assets upon certain events of default.  The Credit Agreement contains representations and warranties, as well as affirmative, reporting and negative covenants customary for financings of this type.  Among other things, the Credit Agreement restricts the incurrence of certain additional debt and requires the maintenance of certain financial ratios, including a minimum fixed charge coverage ratio, a maximum liabilities to tangible net worth ratio, and the maintenance of minimum liquid assets of $10 million, as all such ratios and terms are defined in the Credit Agreement.

 We amended our Credit Agreement effective as of June 30, 2010 (the “Amendment”).  Among other things, the Amendment temporarily reduces the quarterly minimum fixed charge coverage ratio in order to accommodate the unusually high rate of capital expenditures over the previous 12 months, principally related to our new needle manufacturing facility.  The Amendment also provides for the exclusion of certain moving related expenses to be incurred during 2010 from the fixed charge coverage ratio, and eliminates the $10 million limitation on annual capital expenditures.  The minimum fixed charge coverage ratio will gradually increase on a quarterly basis until it equals the pre-amendment ratio level for the quarterly measurement period ending March 31, 2011 and for subsequent measurement periods.  We were in compliance with all covenants, as amended, as of June 30, 2010.

In the event that we do not maintain the required minimum fixed charge coverage ratio or comply with other covenants under the Credit Agreement, and an event of default occurs under the Credit Agreement that is not cured, waived or otherwise addressed, the financial institution could in certain circumstances accelerate the maturity of all borrowings outstanding under the Credit Agreement and claim a lien on substantially all of our assets.  As of June 30, 2010, we had outstanding borrowings under our Credit Agreement of $28.7 million, cash and cash equivalents of $28.4 million and marketable securities of $11.1 million.

We also have certain interest rate swap agreements to manage our variable interest rate exposure.  We entered into a floating to fixed rate swap with respect to the entire principal amount of the Term Loan, at a fixed interest rate of 3.27%, and a separate floating to fixed rate swap with respect to $6 million of the principal amount outstanding under the Revolver, at a fixed interest rate of 4.26%.  Both interest rate swaps expire on June 1, 2012.  Our weighted average effective interest rate at June 30, 2010 was 3.06%.

Medicare Developments

Prior to 2010, Medicare continued to reimburse for brachytherapy seeds under the “charges adjusted to costs” methodology, which is based on the actual invoiced cost of the seeds and which we sometimes refer to as a “pass-through” methodology.   Consistent with proposals that CMS attempted unsuccessfully to implement in recent years, CMS published a final hospital OPPS on November 20, 2009 with fixed prospective payment rates for brachytherapy seeds.  This fixed OPPS, which we sometimes refer to as “fixed reimbursement”, went in effect on January 1, 2010 and fixes the per seed rate at which Medicare reimburses hospitals for the purchase of seeds.  We continue to support efforts that urge Congress and CMS to replace this “fixed reimbursement” rule by obtaining a new extension of the “pass-through” reimbursement policies which existed prior to 2010.  Fixed reimbursement policies at CMS can be expected to lead to pricing pressure from hospitals and other healthcare providers, and to have an adverse effect on our brachytherapy revenue.  The extent of the effect is impossible for us to predict, especially when fixed reimbursement policies are being introduced at a time that coincides with 1) an industry wide decline in procedures being experienced due, at least in part, to favorable CMS reimbursement rates enjoyed by alternative, less proven, technologies which in turn reduces demand for brachytherapy procedures and 2) uncertainties regarding the implementation and impact of healthcare reform generally.  These factors could have an adverse effect on brachytherapy revenue.

Forward Looking and Cautionary Statements

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding sales, marketing and distribution efforts, ordering patterns of customers, short term volatility of our results, our sales channels including our OEM, distributor and direct sales channels organization and their growth and effectiveness, gross profit margins, effects of healthcare reform, third-party reimbursement, CMS policy, sales mix, effectiveness and continuation of non-exclusive distribution agreements, pricing for the TheraSeed® and I-Seed devices, anticipated growth in the surgical products business segment, plans to increase our specialty needle manufacturing capacity, future cost of sales and gross margins, R&D efforts and expenses (including our centralized, corporate-wide R&D initiative), investment in additional personnel, infrastructure and capital assets, implementation of a new Enterprise Resource Planning system, future SG&A expenses, other income, potential new products and opportunities, potential effects of environmental, nuclear, regulatory and occupational health and safety laws and regulations, future results in general, plans and strategies for continuing diversification, valuation of marketable securities and cash equivalents we may hold, and the sufficiency of our liquidity and capital resources. From time to time, we may also make other forward-looking statements relating to such matters as well as statements relating to anticipated financial performance, business prospects, technological developments and similar matters. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated, including risks associated with new product development cycles, effectiveness and execution of marketing and sales programs of our business segments and their distributors, competitive conditions and selling tactics of our competitors, potential changes in third-party reimbursement (including CMS), changes in product pricing, changes in cost of materials used in production processes, continued acceptance of our products by the market, potential changes in demand for the products manufactured and sold by our brachytherapy and surgical products segments, integration of acquired companies into the Theragenics organization, capitalization on opportunities for growth within our surgical products business segment, competition within the medical device industry, development and growth of new applications within our markets, competition from other methods of treatment, ability to execute on acquisition opportunities on favorable terms and successfully integrate any acquisitions, unanticipated expenditures required to maintain compliance with current or new environmental, nuclear, regulatory and occupational and safety laws and regulations, the risk that the implementation of our new ERP system will not be effective, the risk that we will not be able to meet customer demands and/or will incur additional costs and inefficiencies to meet such demand, the risk that we will incur disruptions to our operations and/or incur additional costs due to the relocation of our NeedleTech facility, the ability to realize our estimate of fair value upon sale or other liquidation of marketable securities that we hold and cash equivalents we may hold, volatility in U.S. and global stock markets, economic conditions generally, potential changes in tax rates and market interest rates, the effect of current difficulties in the credit markets on our business, and the risks identified elsewhere in this report. All forward looking statements and cautionary statements included in this document are made as of the date hereof based on information available to us, and we assume no obligation to update any forward looking statement or cautionary statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The quantitative and qualitative disclosures about market risk are discussed in Item 7A in our 2009 Annual Report on Form 10-K. There have been no material changes in information reported since the year ended December 31, 2009.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010, the end of the period covered by this report.

During 2010, we have continued development of a corporate-wide Enterprise Resource Planning (“ERP”) system.  Our new ERP system is expected to standardize and automate business processes, to improve operational and financial performance, and to enhance internal controls.  We implemented our new ERP system at two of our four primary locations during the first quarter of 2010. The implementation of our new ERP system at these two locations has resulted in changes to our business processes and internal controls over financial reporting. Our new ERP system was not implemented at other locations during the second quarter.

No changes in our internal control over financial reporting were identified as having occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Further changes in our internal control over financial reporting are expected as we complete the implementation of our new ERP system at our remaining locations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the first quarter of 2010, we initiated a lawsuit to enforce certain non-compete agreements with the former owner of CP Medical and to protect our trade secrets related to that business, among other claims. Subsequently, we filed a claim for arbitration seeking compensation for the former owner’s breach of his non-competition agreements and misappropriation of trade secrets. The defendant has brought a counterclaim against us in the arbitration seeking to invalidate the agreements and nullify the remaining non-competition term, which runs until September 2010. The counterclaim also seeks damages for the alleged interference with his planned selling of Theragenics stock. We believe the counterclaims are without merit. This action is in the discovery phase and we cannot predict the ultimate resolution of this litigation.

From time to time, we are subject to certain legal proceedings and claims in the ordinary course of business. We currently are not aware of any such legal proceedings or claims that we believe will have, individually or in aggregate, a material adverse effect on our business, financial condition, or operating results.

Item 1A. Risk Factors

In addition to the other information set forth in this report and the risk factor noted below, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results, should be carefully considered. The risks described in our Annual Report on Form 10-K may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

10.1
First Amendment, dated August 4, 2010, but effective as of June 30, 2010, to the Amended and Restated Credit Agreement dated May 27, 2009 among Theragenics Corporation, C.P. Medical Corporation, Galt Medical Corp., Needletech Products, Inc., and Wells Fargo Bank, National Association, successor in interest by merger to Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 on Form 8-K filed August 6. 2010).

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

REGISTRANT:
THERAGENICS CORPORATION
Date: August 12, 2010	By:	/s/ M. Christine Jacobs
M. Christine Jacobs Chief Executive Officer

Date: August 12, 2010	By:	/s/ Francis J. Tarallo
Francis J. Tarallo Chief Financial Officer