Form 10-Q
period 2010-09-30
THERAGENICS CORP
filed 2010-11-12
CIK 795551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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
YES ☐   NO ☒

As of November 5, 2010 the number of shares of $0.01 par value common stock outstanding was 33,640,530.

THERAGENICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2010	October 4, 2009	September 30, 2010	October 4, 2009
REVENUE
Product sales	$20,024	$19,036	$60,424	$58,772
License and fee income	388	308	1,083	868
	20,412	19,344	61,507	59,640
COST OF SALES	11,919	10,783	36,343	33,235
GROSS PROFIT	8,493	8,561	25,164	26,405

OPERATING EXPENSES
Selling, general and administrative	5,889	5,607	17,911	17,145
Amortization of purchased intangibles	728	853	2,379	2,595
Research and development	529	521	1,383	1,712
Loss on disposal of assets	72	1	111	3
	7,218	6,982	21,784	21,455
EARNINGS FROM OPERATIONS	1,275	1,579	3,380	4,950

NON-OPERATING INCOME/(EXPENSE)
Interest income	27	6	69	23
Interest expense	(257)	(362)	(796)	(647)
Other	-	2	49	1
	(230)	(354)	(678)	(623)
EARNINGS BEFORE INCOME TAX	1,045	1,225	2,702	4,327
Income tax expense	274	426	1,005	1,650

NET EARNINGS	$771	$799	$1,697	$2,677

NET EARNINGS PER COMMON SHARE:
Basic	$0.02	$0.02	$0.05	$0.08
Diluted	$0.02	$0.02	$0.05	$0.08
WEIGHTED AVERAGE SHARES
Basic	33,276	33,161	33,252	33,136
Diluted	33,407	33,244	33,430	33,208

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	September 30, 2010 (Unaudited)	December 31, 2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$29,040	$45,326
Marketable securities	10,953	-
Trade accounts receivable, less allowance of $1,331 in 2010 and $384 in 2009	10,863	8,999
Inventories, net	13,844	11,636
Deferred income tax asset	1,312	1,096
Refundable income taxes	-	645
Prepaid expenses and other current assets	615	857
TOTAL CURRENT ASSETS	66,627	68,559

Property and equipment, net	37,263	31,999
Intangible assets, net	13,035	15,464
Other assets	85	86

TOTAL ASSETS	$117,010	$116,108

LIABILITIES & SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Trade accounts payable	$2,179	$1,845
Construction payables	661	433
Income tax payable	158	-
Accrued salaries, wages and payroll taxes	2,813	2,303
Short-term borrowings	3,333	3,333
Other current liabilities	1,562	1,058
TOTAL CURRENT LIABILITIES	10,706	8,972

Long-term borrowings	24,500	27,000
Deferred income taxes	813	1,365
Decommissioning retirement liability	736	696
Other long-term liabilities	474	422
TOTAL LIABILITIES	37,229	38,455

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, authorized 100,000 shares of $0.01 par value, issued and outstanding, 33,640 in 2010 and 33,435 in 2009	336	334
Additional paid-in capital	73,755	73,360
Retained earnings	5,656	3,959
Accumulated other comprehensive gain	34	-
TOTAL SHAREHOLDERS’ EQUITY	79,781	77,653

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$117,010	$116,108

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)
	Nine Months Ended
	September 30, 2010	October 4, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$1,697	$2,677
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,431	5,185
Deferred income taxes	(768)	476
Provision for allowances	853	(94)
Share based compensation	397	397
Change in fair value of interest rate swaps	152	74
Loss on disposal of assets	111	3
Other non-cash items	40	39
Changes in assets and liabilities:
Accounts receivable	(2,819)	(894)
Inventories	(2,106)	(330)
Prepaid expenses and other current assets	242	519
Other assets	1	(7)
Trade accounts payable	334	629
Accrued salaries, wages and payroll taxes	510	869
Income taxes payable/refundable	803	2,299
Other current liabilities	504	(597)
Other liabilities	(99)	392
Net cash provided by operating activities	5,283	11,637

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of property and equipment	(7,988)	(4,019)
Proceeds from sale of equipment	6	-
Purchases of marketable securities	(13,885)	-
Maturities of marketable securities	2,135	500
Proceeds from sales of marketable securities	663	1,005
Net cash used by investing activities	(19,069)	(2,514)

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)
(Amounts in thousands)

	Nine Months Ended
	September 30, 2010	October 4, 2009
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from employee stock purchase plan	-	21
Retirement of common stock	-	(7)
Loan fees paid on long-term debt	-	(225)
Repayment of borrowings	(2,500)	(1,111)
Net cash used in financing activities	(2,500)	(1,322)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(16,286)	$7,801

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	45,326	39,088

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,040	$46,889

SUPPLEMENTARY CASH FLOW DISCLOSURE:
Interest paid	$701	$630
Taxes paid (received), net	$971	$(1,125)

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Liability for property and equipment acquired	$661	$44

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income	Total
	Number of Shares	Par Value Amount
BALANCE, December 31, 2009	33,435	$334	$73,360	$3,959	$-	$77,653

Issuance of restricted shares	205	2	(2)	-	-	-

Share based compensation	-	-	397	-	-	397

Other comprehensive income	-	-	-	-	34	34

Net earnings for the period	-	-	-	1,697	-	1,697

BALANCE, September 30, 2010	33,640	$336	$73,755	$5,656	$34	$79,781

The accompanying notes are an integral part of these statements.

NOTE A - BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited interim condensed consolidated financial statements reflect the consolidated operations of Theragenics Corporation and its wholly-owned subsidiaries.  All material intercompany accounts and transactions have been eliminated in consolidation.  The terms “Company”, “we”, “us”, or “our” mean Theragenics Corporation and all entities included in our consolidated financial statements.  These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures normally included in our annual consolidated financial statements.

To prepare financial statements in accordance with GAAP, we must make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities at the date of the financial statements.  Actual amounts may differ from these estimated amounts.  In our opinion, these interim financial statements include all adjustments (including normal recurring accruals) considered necessary for a fair presentation.

Our consolidated results of operations for the interim periods presented herein are not necessarily indicative of the results that may be expected for a full year.  These interim financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes for the year ended December 31, 2009 included in the Form 10-K Annual Report we filed with the SEC.

Our fiscal year has always started on January 1 and ended on December 31.  Prior to 2010, our fiscal quarters typically included thirteen calendar weeks except for the fourth quarter.  The fourth quarter always ended on December 31.  In 2010, we have changed to a calendar quarter for each quarter of the fiscal year.  The utilization of a calendar quarter does not cause our results to be materially different from the thirteen week periods that we previously utilized.

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

Available-for-sale securities consist of (in thousands):

	September 30, 2010
	Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
U.S government debt securities	$4,495	5	4,500
State and municipal securities	1,032	2	1,034
Corporate debt securities	5,392	27	5,419
Total	$10,919	34	10,953

The estimated fair value of marketable securities by contractual maturity at September 30, 2010, is as follows (in thousands):

Due in one year or less	$4,762
Due after one year through five years	$6,191

We did not have any marketable securities at December 31, 2009.

Financial Instruments

We are exposed to certain risks relating to our ongoing business operations. We manage our interest rate risk using interest rate swaps associated with outstanding borrowings under our credit agreement as our interest rates are floating rates based on LIBOR.  Our interest rate swaps are intended to convert a portion of our floating rate debt to a fixed rate.  We do not use interest rate swaps for speculative or trading purposes, and we hold no other derivative financial instruments other than interest rate swaps.  Our interest rate swaps are recorded as either assets or liabilities at fair value on our condensed consolidated balance sheets.  We enter into interest rate swaps that are designed to hedge our interest rate risk but are not designated as “hedging instruments”, as defined under guidance issued by the Financial Accounting Standards Board (“FASB”).  Changes in the fair value of these instruments are recognized as interest expense in our condensed consolidated statement of earnings.  The counterparty to our interest rate swaps is the lender under our credit agreement.  Accordingly, we are exposed to counterparty credit risk from this financial institution. We entered into interest rate swaps based on our relationship with this financial institution as our lender and on its credit rating and the rating of its parent company. We continue to monitor our counterparty credit risk.

A roll forward of the notional value of our interest rate swaps for the nine months ended September 30, 2010 is as follows (in thousands):

Balance, December 31, 2009	$14,333
New contracts	-
Matured contracts	(2,500)
Balance, September 30, 2010	$11,833

The location and fair value of our derivative financial instruments not designated as hedging instruments in our condensed consolidated balance sheet were as follows (in thousands):

Type	Maturity	Balance Sheet Location	September 30, 2010	December 31, 2009
Interest rate swaps	June 2012	Other long-term liabilities	$232	$80

The following table includes information about gains and losses recognized on our derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of earnings (in thousands):

	Three Months Ended		Nine Months Ended		Location of Loss Recognized in Income
	September 30, 2010	October 4, 2009	September 30, 2010	October 4, 2009
Periodic settlements	$(45)	$(56)	$(148)	$(77)	Interest expense
Change in fair value	$(20)	$(84)	$(152)	$(74)	Interest expense

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

We had the following assets (liabilities) measured at fair value on a recurring basis subject to disclosure requirements:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2010
Money market funds	$16,685	$-	$-	$16,685
Marketable securities	10,953	-	-	10,953
Total assets measured at fair value	$27,638	$-	$-	$27,638

Interest rate swaps liability	$-	$(232)	$-	$(232)

December 31, 2009
Money market funds	$32,581	$-	$-	$32,581
Interest rate swaps liability	$-	$(80)	$-	$(80)

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

Financial Instruments Not Measured at Fair Value

Our financial instruments not measured at fair value consist of cash and certain cash equivalents, accounts receivable, and accounts payable, the carrying value of each approximating fair value due to the nature of these accounts. Our financial instruments not measured at fair value also include borrowings under our credit agreement.  We estimate the fair value of outstanding borrowings under our credit agreement based on the current market rates applicable to borrowers with credit profiles similar to us.  We estimate that the carrying value of our borrowings approximates fair value at September 30, 2010.

There were no nonfinancial assets or nonfinancial liabilities measured at fair value at September 30, 2010 or December 31, 2009.

NOTE C - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) or weighted average cost method, which approximates FIFO. Market is replacement cost or net realizable value. We estimate reserves for inventory obsolescence based on our judgment of future realization. Inventories were comprised of the following (in thousands):

	September 30, 2010	December 31, 2009
Raw materials	$5,950	$5,100
Work in process	2,732	2,609
Finished goods	4,814	3,842
Spare parts and supplies	916	755
	14,412	12,306
Allowance for obsolete inventory	(568)	(670)
Inventories, net	$13,844	$11,636

NOTE D – CREDIT AGREEMENT

We amended our credit agreement effective as of June 30, 2010 (the “Amendment”). Among other things, the Amendment temporarily reduces the quarterly minimum fixed charge coverage ratio to accommodate the unusually high rate of capital expenditures over the previous 12 months, principally related to our new needle manufacturing facility.  The Amendment also provides for the exclusion of certain moving related expenses to be incurred during 2010 from the calculation of the fixed charge coverage ratio, and eliminates the $10 million limitation on annual capital expenditures.  The minimum fixed charge coverage ratio will gradually increase on a quarterly basis until it equals the pre-amendment ratio level for the quarterly measurement period ending March 31, 2011 and for subsequent measurement periods.  We were in compliance with all covenants, as amended, as of September 30, 2010.

NOTE E - INCOME TAXES

Our effective income tax rates, which include federal and state income taxes, for the three and nine months ending September 30, 2010 were approximately 26% and 37%, respectively, and were approximately 35% and 38% for the three and nine months ending October 4, 2009, respectively.  Our third quarter 2010 tax rate was lower than income taxes as computed at the statutory rates primarily as a result of state investment tax credits related to assets placed in service in the third quarter.  For the nine months ended September 30, 2010, the reduction in our tax rate from the investment tax credits was offset by the non-cash write off of deferred income tax assets related to certain share based compensation.

NOTE F – SHARE BASED COMPENSATION

Stock Options

The following is a summary of activity in stock options outstanding during the first nine months of 2010 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate intrinsic value
Outstanding, beginning of period	1,046	$4.26
Granted	345	1.43
Exercised	--	--
Forfeited	(125)	6.39
Expired	--	--
Outstanding, end of period	1,266	$3.21	6.4	$82
Exercisable at end of period	630	$4.83	4.0	$21

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

We recognize compensation expense for option awards with graded vesting on a straight-line basis over the requisite service period for each separately vesting portion of the award. Compensation cost related to stock options totaled $68,000 and $204,000 for the three and nine months ended September 30, 2010, respectively, and $27,000 and $165,000 for the three and nine months ended October 4, 2009, respectively.  As of September 30, 2010, there was approximately $305,000 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of approximately two years.  No stock options were exercised during the nine months ended September 30, 2010 or October 4, 2009.

Restricted Stock

A summary of activity in non-vested restricted stock awards during the first nine months of 2010 follows (shares in thousands):

	Shares	Weighted average grant date fair value
Non-vested at January 1, 2010	257	$2.35
Granted	205	1.43
Vested	(98)	2.60
Forfeited	--	--
Non-vested at September 30, 2010	364	$1.76

Fair value of restricted shares granted to employees and directors is based on the fair value of the underlying common stock at the grant date.  The fair value of the restricted stock granted to non-employees is remeasured each period until they are vested based on the fair value of the underlying common stock. Compensation expense related to restricted stock totaled approximately $66,000 and $191,000 for the three and nine months ended September 30, 2010, respectively, and $72,000 and $228,000 for the three and nine months ended October 4, 2009, respectively. As of September 30, 2010, there was approximately $293,000 of unrecognized compensation cost related to the restricted shares, which is expected to be recognized over a weighted average period of approximately two years.  The total fair value of restricted stock vested was approximately $254,000 and $289,000 for the nine months ended September 30, 2010 and October 4, 2009, respectively.

Employee Stock Purchase Plan

The Theragenics Corporation Employee Stock Purchase Plan (the “ESPP”) allows eligible employees the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each quarterly offering period. Compensation cost related to the ESPP totaled approximately $2,000 for the three and nine months ended September 30, 2010, respectively, and $1,000 and $4,000 for the three and nine months October 4, 2009, respectively. 250,000 shares of common stock were reserved and remained available for issuance under the ESPP as of September 30, 2010.

NOTE G – COMPREHENSIVE INCOME

The following table summarizes comprehensive income for the applicable period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2010	October 4, 2009	September 30, 2010	October 4, 2009
Comprehensive income:
Net earnings	$771	$799	$1,697	$2,677
Other comprehensive income, net of taxes:
Unrealized gain on securities available for sale	32	-	34	-
Total comprehensive income	$803	$799	$1,731	$2,677

NOTE H - DISTRIBUTION AGREEMENTS AND MAJOR CUSTOMERS

Distribution Agreements

Our brachytherapy seed business sells our TheraSeed® device directly to healthcare providers and to third-party distributors.  Under our third-party distribution agreements, we are the exclusive palladium-103 seed supplier for the treatment of prostate cancer for each distributor, and each distributor has the non-exclusive right to sell TheraSeed® in the U.S. and Canada.  Certain agreements also provide distributors with rights to distribute TheraSeed® for the treatment of solid localized tumors other than in the prostate and with rights to distribute to certain locations outside of North America.  Such applications (non-prostate and outside of North America) have not been material.  Our principal non-exclusive distribution agreements are with C. R. Bard (“Bard”) and Core Oncology (“Core”).  Our agreement with Bard provides for automatic one year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires December 31, 2011 and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2010.  The term of our agreement with Core is through November 30, 2011 and is automatically renewed for additional one year terms unless terminated by either party upon prior written notice.

Major Customers

Sales to Bard by our brachytherapy segment represented 33% and 36% of brachytherapy seed product revenue for the three and nine months ended September 30, 2010, respectively, and 48% and 46% of brachytherapy seed product revenue for the three and nine months ended October 4, 2009, respectively.  Our surgical products segment also sells to Bard.  Total consolidated sales to Bard, including sales in our brachytherapy seed segment and our surgical products segment, represented 11% and 12% of consolidated product revenue for the three and nine months ended September 30, 2010, respectively, and 16% and 17% for the three and nine months ended October 4, 2009, respectively.

Accounts receivable from Bard represented approximately 23% of brachytherapy segment accounts receivable and less than 10% of consolidated accounts receivable at September 30, 2010. At December 31, 2009, accounts receivable from Bard represented approximately 11% of brachytherapy segment accounts receivable and less than 10% of consolidated accounts receivable.

Sales to Core by our brachytherapy segment represented approximately 15% and 14% of total brachytherapy seed product revenue for the three and nine months ended September 30, 2010, respectively. We had no brachytherapy seed sales to Core prior to 2010.  Accounts receivable due from Core represented approximately 18% of  brachytherapy segment accounts receivable and less than 10% of consolidated accounts receivable at September 30, 2010.

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

The following tables provide certain information for these segments (in thousands):
	Three Months Ended		Nine Months Ended
	September 30, 2010	October 4, 2009	September 30, 2010	October 4, 2009
Revenues
Surgical products	$14,472	$13,354	$43,937	$40,170
Brachytherapy seed	6,149	6,051	18,029	19,643
Intersegment eliminations	(209)	(61)	(459)	(173)
	$20,412	$19,344	$61,507	$59,640
Earnings from operations
Surgical products	$154	$623	$152	$1,506
Brachytherapy seed	1,127	972	3,246	3,449
Intersegment eliminations	(6)	(16)	(18)	(5)
	$1,275	$1,579	$3,380	$4,950
Capital expenditures
Surgical products	$588	$2,453	$6,420	$2,938
Brachytherapy seed	356	510	1,568	1,081
	$944	$2,963	$7,988	$4,019
Depreciation and amortization
Surgical products	$1,246	$1,210	$3,689	$3,635
Brachytherapy seed	562	531	1,742	1,550
	$1,808	$1,741	$5,431	$5,185

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

Supplemental information related to significant assets and liabilities follows (in thousands):

	September 30, 2010	December 31, 2009
Identifiable assets
Surgical products	$64,337	$62,902
Brachytherapy seed	52,911	53,273
Corporate investment in subsidiaries	111,439	111,439
Intersegment eliminations	(111,677)	(111,506)
	$117,010	$116,108
Intangible assets
Surgical products	$12,897	$15,277
Brachytherapy seed	138	187
	$13,035	$15,464

Information regarding revenue by geographic regions follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2010	October 4, 2009	September 30, 2010	October 4, 2009
Product sales
United States	$17,881	$17,162	$54,023	$52,727
Europe	1,772	1,530	5,368	4,886
Other foreign countries	371	344	1,033	1,159
	20,024	19,036	60,424	58,772

License and fee income
United States	160	137	427	385
Canada	228	171	656	483
	388	308	1,083	868
	$20,412	$19,344	$61,507	$59,640

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

	Three Months Ended		Nine Months Ended
	September 30, 2010	October 4, 2009	September 30, 2010	October 4, 2009
Net earnings	$771	$799	$1,697	$2,677

Weighted average common shares outstanding	33,276	33,161	33,252	33,136
Incremental common shares issuable under stock options and awards	131	83	178	72
Weighted average common shares outstanding assuming dilution	33,407	33,244	33,430	33,208
Earnings per share
Basic	$0.02	$0.02	$0.05	$0.08
Diluted	$0.02	$0.02	$0.05	$0.08

For both the three and nine months ended September 30, 2010, potential common stock from approximately 1,019,000 stock options were not included in the diluted earnings per share calculation because their effect is antidilutive.  For the three and nine months ended October 4, 2009, potential common stock from approximately 1,007,000 and 1,288,000 stock options, respectively, were not included in the diluted earnings per share calculation because their effect is antidilutive.

NOTE K – COMMITMENTS AND CONTINGENCIES

Litigation and claims

During the first quarter of 2010, we initiated a lawsuit to enforce certain non-competition agreements with the former owner of CP Medical and to protect our trade secrets related to that business, among other claims.  Subsequently, we filed a claim in arbitration seeking compensation for the former owner’s breach of his non-competition agreements and misappropriation of trade secrets.  The defendant brought certain counterclaims against us in arbitration.  All claims related to this litigation were settled on October 28, 2010.  Under the terms of the settlement, among other things, the defendants deny all liabilities and agreed to pay Theragenics $200,000; all litigation and claims by both parties have been dismissed; and each party has released the other from all claims and potential claims through the date of settlement.  Other than releases provided by all parties, no other consideration is required from Theragenics. The aforementioned $200,000 will be included in our results in the period in which it is received.

From time to time we may be a party to other claims that arise in the ordinary course of business, none of which, in our view, are expected to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

Results of Operations

Revenue

Following is a summary of revenue by segment (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2010	October 4, 2009	Change (%)	September 30, 2010	October 4, 2009	Change (%)
Revenues by segment:
Surgical products
Product sales	$14,469	$13,340	8%	$43,918	$40,106	10%
License and fee income	3	14	(79%)	19	64	(70%)
Total surgical products	14,472	13,354	8%	43,937	40,170	9%

Brachytherapy seed
Product sales	5,764	5,757	-	16,965	18,839	(10%)
License and fee income	385	294	31%	1,064	804	32%
Total brachytherapy seed	6,149	6,051	2%	18,029	19,643	(8%)

Intersegment eliminations	(209)	(61)	243%	(459)	(173)	165%

Consolidated
Product sales	20,024	19,036	5%	60,424	58,772	3%
License and fee income	388	308	26%	1,083	868	25%
Total consolidated	$20,412	$19,344	6%	$61,507	$59,640	3%

Surgical Products Segment

Revenue in our surgical products business increased 8% in the third quarter and 9% in the first nine months of 2010 compared to the 2009 periods.  Open orders in our surgical products segment were $12.8 million on September 30, 2010 compared to $13.5 million at December 31, 2009.  Open orders represent firm orders from customers for future delivery.  Open orders are not guaranteed shipments, and they are subject to cancellation or delay.  During the first quarter of 2010, we experienced a spike in demand and changes in customer purchasing behavior.  These factors increased our backlog early in 2010. Backlog represents orders included in open orders, but for which we have missed promised shipment dates.  This increase in our backlog added to an already high level of open orders that we had entering into the year.  In an attempt to compensate for the additional lead time we were experiencing in shipping orders, some customers added to existing orders.  We incurred overtime, hired temporary labor, and added shifts, among other actions, to help relieve our backlog and address opportunities during the first quarter.  We have since reduced our backlog.  However, we continued to experience changes in customer purchasing behavior.  These circumstances may continue until customer behavior becomes more predictable and consistent.  A portion of the increase in product sales experienced earlier in 2010 resulted from reducing our backlog.

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

Brachytherapy Seed Segment

We sell our TheraSeed® palladium-103 device directly to healthcare providers and to third-party distributors.  During 2010, we added two new third-party distributors.  In January 2010 we announced a new distribution agreement with Core Oncology (“Core”), and in July 2010 we announced a new distribution agreement with Oncura, a unit of GE Healthcare.  We also sell our I-Seed I-125 device, and other brachytherapy related products, directly to healthcare providers.  We believe that the industry-wide decline in prostate brachytherapy procedure volume in the United States experienced over the last few years has continued in 2010.  Some newer forms of treatment have increased their market share, especially those with Medicare reimbursement levels that are higher than reimbursement levels for brachytherapy.  These newer forms of alternative treatments include Intensity Modulated Radiation Therapy (“IMRT”) and robotic surgery.  In addition to treatment options that enjoy favorable reimbursement rates and reduce demand for brachytherapy procedures, we believe brachytherapy seed volume and revenue are also affected by disruptive pricing from other brachytherapy providers and uncertainties surrounding reimbursement.

Our brachytherapy product sales increased $7,000 in the third quarter of 2010 compared to the third quarter of 2009.  In the nine month year-to-date period, our brachytherapy product sales decreased 10% from the comparable 2009 period.  Sales to our new distributors, primarily Core, helped to offset the continued year over year industry-wide decline in procedures.  This resulted in the increase in product sales in the third quarter and reduced the decline we would have otherwise experienced in the year-to-date period.

We have non-exclusive distribution agreements in place for the distribution of the TheraSeed® device.  Under our third party distribution agreements, we are the exclusive palladium-103 seed supplier for the treatment of prostate cancer for each distributor, and each distributor has the non-exclusive right to sell TheraSeed® in the U.S. and Canada.  Certain agreements also provide distributors with the right to distribute TheraSeed® for the treatment of solid localized tumors other than in the prostate, and with rights to distribute to certain locations outside of North America.  Such applications (non-prostate and outside of North America) have not been material and are not expected to become material in the near future. Our principal non-exclusive distribution agreements are with C.R. Bard (“Bard”) and Core. Our agreement with Bard provides for automatic one year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires December 31, 2011 and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2010. The term of our agreement with Core is through November 30, 2011 and is automatically renewed for additional one year terms unless terminated by either party upon prior written notice.

Sales to Bard by our brachytherapy segment represented 33% and 36% of brachytherapy seed product revenue for the three and nine months ended September 30, 2010, respectively, and 48% and 46% of brachytherapy seed product revenue for the three and nine months ended October 4, 2009, respectively.  Our surgical products segment also sells to Bard.  Total consolidated sales to Bard, including sales in our brachytherapy seed segment and our surgical products segment, represented 11% and 12% of consolidated product revenue for the three and nine months ended September 30, 2010, respectively, and 16% and 17% for the three and nine months ended October 4, 2009, respectively. Sales to Core by our brachytherapy segment represented approximately 15% and 14% of total brachytherapy seed product revenue for the three and nine months ended September 30, 2010, respectively.

We believe that Medicare reimbursement policies, which have negatively affected the brachytherapy market in prior periods, will continue.  Prior to 2010, Medicare continued to reimburse for brachytherapy seeds under the “charges adjusted to costs” methodology, which is based on the actual invoiced cost of the seeds and which we sometimes refer to as a “pass-through” methodology.   Consistent with proposals that the Centers for Medicare & Medicaid Services (“CMS”) attempted unsuccessfully to implement in recent years, CMS published a final hospital outpatient prospective payment system (“OPPS”) on November 20, 2009. Under this fixed OPPS, which went into effect on January 1, 2010, the per seed rate at which Medicare reimburses hospitals for the purchase of seeds is fixed annually. We sometimes refer to this system as “fixed reimbursement.”  We expect to continue to support efforts to urge Congress and CMS to replace this “fixed reimbursement” rule by obtaining a new extension of the “pass-through” reimbursement policies which existed prior to 2010.  Fixed reimbursement policies at CMS can be expected to lead to pricing pressure from hospitals and other healthcare providers, and to have an adverse effect on our brachytherapy revenue.  The extent of the effect is impossible for us to predict, especially when fixed reimbursement policies are being introduced at a time that coincides with 1) an industry-wide decline in procedures being performed (and, as a result, a decline in demand for brachytherapy products) attributable, at least in part, due to favorable CMS reimbursement rates enjoyed by alternative, less proven, technologies for early stage prostate cancer treatment, which in turn reduces demand for brachytherapy procedures and 2) uncertainties regarding the implementation and impact of healthcare reform generally.  These factors could have an adverse effect on brachytherapy revenue.

License fees in our brachytherapy segment increased 31% and 32% for the three and nine months ended September 30, 2010 over the comparable 2009 periods.  License fees include fees from the licensing of our TheraSphere® product, a medical device used for the treatment of liver cancer.  Licensing fees also include fees related to the licensing of certain intellectual property related to an expandable brachytherapy delivery system that we developed. The increase in license fee revenue adds to profitability since there are minimal costs associated with this revenue stream.

Operating income and costs and expenses

Following is a summary of operating income by segment (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2010	October 4, 2009	Change (%)	September 30, 2010	October 4, 2009	Change (%)

Surgical products	$154	$623	(75%)	$152	$1,506	(90%)
Brachytherapy seed	1,127	972	16%	3,246	3,449	(6%)
Intersegment eliminations	(6)	(16)	(63%)	(18)	(5)	260%

Consolidated	$1,275	$1,579	(19%)	$3,380	$4,950	(32%)

Surgical Products Segment

Operating income in our surgical products segment decreased in both the third quarter of 2010 and first nine months of 2010 from the comparable 2009 periods.  Affecting profitability in the 2010 periods was a decline in our gross profit margins on product sales.  Our gross profit margins were approximately 37% in the third quarter and first nine months of 2010 compared to approximately 40% in the third quarter and first nine months of 2009.  This decline was driven by several factors: spikes in demand early in 2010; changes in customer behavior; pricing pressures; changes in product mix; and the move to our new specialty needle manufacturing facility.

We experienced a spike in demand during the first quarter of 2010, increasing our backlog and putting pressure on certain facilities that were already at or near capacity.  To address the spike in demand and backorders, we ran overtime, brought in temporary labor and implemented a third shift at one plant, among other things. These additional costs eroded our gross margins.  Amplifying the costs associated with these actions were changes in customer behavior.  Recurring changes in order quantities and requested delivery dates of orders reduced the ability of our operations to efficiently address production requirements.  Our former specialty needle manufacturing plant was running at near capacity, putting a strain on operations.  We have also seen an increase in our OEM sales relative to our dealer sales during 2010.  OEM sales generally carry a lower gross profit margin.  Additionally, we experienced pricing pressure from customers and from the need to respond to aggressive pricing behavior of competitors.

We were able to reduce our backlog after the first quarter and reduce or eliminate some of the additional costs we were incurring to address the circumstances that existed during that time.  We also implemented certain measures to better control costs and margins on an ongoing basis.  As a result, our gross margins have improved since the first quarter of 2010.   We believe the changes in customer behavior, ordering and pricing pressures are at least in part being driven by the continued macroeconomic uncertainties prevalent in the U.S. economy.  We expect continued pressure on our gross margins due to these and other factors at least until customer behavior becomes more predictable and consistent.

Also affecting our 2010 gross margins was the move to our new specialty needle facility in July 2010.  We experienced inefficiencies, such as planned downtime to facilitate the move.  Our new facility, which is 43% larger than our previous operating facilities, also has higher operating costs associated with it.

Another factor reducing income in the 2010 periods was legal fees of $37,000 and $609,000 for the three and nine months ended September 30, 2010, respectively, associated with our initiation of legal action against the former owner of CP Medical.  This legal action was intended to enforce certain non-compete agreements and to protect the trade secrets and other assets of that business, which we acquired in 2005.  We had no such legal fees in 2009.  The action was settled on October 28, 2010.  See “Legal Proceedings” below for a discussion of the settlement.    Additional legal costs related to settling this matter will be incurred in the fourth quarter of 2010.

Moving related expenses of $433,000 and $570,000 were incurred in the third quarter and first nine months of 2010, respectively, in connection with the move to our new, larger specialty needle manufacturing facility.  These expenses are included in selling, general and administrative expenses and in loss on disposal of assets in our statements of earnings.  We completed the move to the new facility in the third quarter of 2010, and no further significant moving related expenses are expected to be incurred.

Research and development (“R&D”) expenses decreased $104,000 in the third quarter and $421,000 for the first nine months of 2010 from the comparable 2009 periods.  Our R&D program is intended to focus on product extensions, next generation products, and new products that are complementary to our current product lines and that support our customers’ product lines.  Our R&D program is directed toward 510(k) products and not on products that require lengthy and expensive clinical trials.  We have recently been reassessing the projects in our R&D program in an effort to focus on opportunities with a more immediate impact.  We believe that opportunities to support programs for our customers may be more attractive for us than developing new products.  Looking forward, our quarterly results are expected to be affected by the timing of these investments.

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

●	continued pricing pressure from customers,
●	higher maintenance and operating costs associated with our new and larger specialty needle manufacturing facility,
●	the implementation of our new, corporate-wide ERP system, and
●	the increasing scale of our surgical products business.

Brachytherapy Seed Segment

Operating income in our brachytherapy business increased $155,000, or 16% in the third quarter of 2010 from the third quarter of 2009.  On a year-to-date basis, operating income decreased $203,000, or 6%, in the first nine months of 2010 from 2009.   Manufacturing related expenses in our brachytherapy business tend to be relatively fixed in nature.  Accordingly, even modest changes in revenue can have a significant impact on operating income.  Additionally, increases in our license and fee income contribute to profitability, as there are minimal costs associated with those licensing agreements.  The increase in product sales and license and fee income in the third quarter of 2010 contributed to the improved profitability.  Likewise, the decline in our year-to-date total revenue contributed to the decline in profitability in the nine month period. Operating income in our brachytherapy seed business is expected to continue to be highly dependent on sales levels due to this high fixed cost component.   We were able to decrease some operating expenses during 2010. Personnel related costs, advertising and professional fees in the 2010 periods decreased by approximately $400,000 and $1.2 million in the third quarter and first nine months of the year, respectively, from the comparable 2009 periods.  Looking forward, we may not be able to continue to reduce our operating costs to this extent or at all.  Our brachytherapy business also absorbed fewer corporate overhead costs since we allocate corporate costs based upon the relative revenue of our business segments.  Corporate overhead costs allocated to our brachytherapy business declined $83,000 in the third quarter of 2010 and $356,000 for the first nine months of 2010, respectively, from the comparable 2009 periods.   Partially offsetting these declines in operating expenses was an increase in our bad debt expense of approximately $265,000 and $760,000 in the third quarter and first nine months of 2010 from the comparable 2009 periods.  The increase in bad debt expense in the 2010 periods is reflective of adjustments to our allowance to reflect past due amounts related primarily to one customer.

Other income/expense

A summary of our interest expense is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2010	October 4, 2009	September 30, 2010	October 4, 2009

Interest paid or accrued, including loan fees	$246	$290	$746	$587
Fair value adjustment	20	84	152	74
Interest capitalized	(9)	(12)	(102)	(14)

Total interest expense	$257	$362	$796	$647

Interest expense paid or accrued, including loan fees, is related to our effective interest rates and the level of our outstanding borrowings under our credit facility.  Fair value adjustments are related to our interest rate swaps.  Such fair value adjustments are unrealized losses and reflect the period to period changes in the estimated fair value of our swaps.  Interest capitalized primarily relates to the construction of our new specialty needle manufacturing facility.  Interest capitalized is expected to decline as construction on that facility was completed in July 2010.  Our weighted average effective rate was 3.1% at September 30, 2010.

We manage our interest rate risk using interest rate swaps associated with outstanding borrowings under our credit agreement, as our interest rates are floating rates based on LIBOR.  We do not hold or issue interest rate swaps for trading purposes, and we hold no other derivative financial instruments other than interest rate swaps. We enter into interest rate swaps that are designed to hedge the interest rate risk but are not designated as “hedging instruments”, as defined under guidance issued by the Financial Accounting Standards Board (“FASB”).  Changes in the fair value of these instruments are recognized as interest expense.  Such changes in fair value are based on, among other things, discounted cash flows based upon current market expectations about future amounts, yield curves, and mid-market pricing.  Accordingly, the fair value of our interest rate swaps is subject to fluctuation and may have a significant effect on our results of operations in future periods.  Additionally, the counterparty to our interest rate swaps is the lender under our Credit Agreement.  Accordingly, we are exposed to counterparty credit risk from this financial institution. We entered into interest rate swaps based on the relationship with this financial institution as our lender and on its credit rating and the rating of its parent company. We continue to monitor our counterparty credit risk.

Income tax expense

Our effective income tax rates, which include federal and state income taxes, for the three and nine months ending September 30, 2010 were approximately 26% and 37%, respectively, and were approximately 35% and 38% for the three and nine months ending October 4, 2009, respectively.  Our third quarter 2010 tax rate was lower than income taxes as computed at the statutory rates as a result of state investment tax credits related to assets placed in service in the third quarter.  For the nine months ended September 30, 2010, the effect of the investment tax credits was partially offset by the non-cash write off of deferred income tax assets related to certain share based compensation.  Looking forward, these and other circumstances may continue to cause fluctuations in our effective income tax rate for financial reporting purposes.

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

Liquidity and Capital Resources

We had cash, cash equivalents, and marketable securities of $40.0 million at September 30, 2010 compared to $45.3 million at December 31, 2009. The aggregate decrease in cash, cash equivalents, and marketable securities was primarily the result of cash used for capital expenditures, mainly for construction of our new specialty needle manufacturing facility and the development of our new ERP system.

Cash provided by operations was $5.3 million and $11.6 million during the first nine months of 2010 and 2009, respectively. Cash from operations decreased due to lower net earnings.  In addition, increases in accounts receivables and inventories affected cash flow from operations in 2010.  Accounts receivable and inventories increased to support the higher sales levels in our surgical products segment.  We also built inventories in our specialty needle product platform to coincide with the move to our new facility.  Our brachytherapy segment accounts receivable was also affected by the timing of payments by our distributors.

Capital expenditures totaled $8.0 million and $4.0 million during the first nine months of 2010 and 2009, respectively.  The 2010 expenditures were primarily for the construction of our new specialty needle manufacturing facility and, to a lesser extent, the development of our new ERP system.  Construction of our new facility was completed in July 2010. We expect to make remaining payments of less than $500,000 related to the construction of our new facility in the fourth quarter of 2010.  In the first quarter of 2010, we implemented our new ERP systems at two of our four primary locations with no significant interruptions in our day to day operations. We expect to complete the ERP implementation at our remaining locations over the next year. We expect our rate of capital expenditures to decline as construction of our new needle manufacturing plant has been completed.

Cash used by financing activities was $2.5 million in the first nine months of 2010, which consisted of principal repayments of our outstanding borrowings, in accordance with the terms of our credit facility.  The terms of our credit facility require principal payments of $3.3 million annually through May 2012.

We may continue to use cash for the pursuit of additional diversification efforts such as product development and the purchase of technologies, products, other assets or companies.  We believe that current cash and investment balances, our current credit facility (see below) and cash from future operations will be sufficient to meet our current short-term anticipated working capital and capital expenditure requirements. However, continued disruption and instability in the U.S. and global financial markets and worldwide economies may hinder our ability to take advantage of opportunities for long-term growth in our businesses.  In the event we determine that additional financing becomes appropriate, we may choose to raise those funds through other means of financing.

Credit Agreement

We have a Credit Agreement with a financial institution which provides for up to $30 million of borrowings under a revolving credit facility (the “Revolver”) and a $10 million term loan (the “Term Loan”).  The Revolver matures on October 31, 2012 with interest payable at the London Interbank Offered Rate (“LIBOR”) plus 2.25%.  Maximum borrowings under the Revolver can be increased to $40 million with the prior approval of the lender under an accordion feature.  As of September 30, 2010, borrowings of $22.0 million and $5.8 million were outstanding under the Revolver and Term Loan, respectively, and letters of credit totaling $946,000, representing decommission funding required by the Georgia Department of Natural Resources, were outstanding under the Credit Agreement. The Term Loan is payable in thirty-six equal monthly installments of principal plus interest at LIBOR plus 1.75%, through July 2012.  The Credit Agreement is unsecured but provides for a lien to be established on substantially all of our assets upon certain events of default.  The Credit Agreement contains representations and warranties, as well as affirmative, reporting and negative covenants customary for financings of this type.  Among other things, the Credit Agreement restricts the incurrence of certain additional debt and requires the maintenance of certain financial ratios, including a minimum fixed charge coverage ratio, a maximum liabilities to tangible net worth ratio, and the maintenance of minimum liquid assets of $10 million, as all such ratios and terms are defined in the Credit Agreement.

We amended our Credit Agreement effective as of June 30, 2010 (the “Amendment”) to, among other things, temporarily reduce the quarterly minimum fixed charge coverage ratio to accommodate the unusually high rate of capital expenditures over the previous twelve months, principally related to our new specialty needle manufacturing facility.  The amendment also provides for the exclusion of certain moving related expenses to be incurred during 2010 from the fixed charge coverage ratio and eliminates the $10 million limitation on annual capital expenditures.  The minimum fixed charge coverage ratio will gradually increase on a quarterly basis until it equals the pre-amendment ratio level for the quarterly measurement period ending March 31, 2011 and for subsequent measurement periods.  We were in compliance with all covenants, as amended, as of September 30, 2010.

In the event that we do not maintain the required minimum fixed charge coverage ratio or comply with other covenants under the Credit Agreement, and an event of default occurs under the Credit Agreement that is not cured, waived or otherwise addressed, the financial institution could in certain circumstances accelerate the maturity of all borrowings outstanding under the Credit Agreement and claim a lien on substantially all of our assets.  As of September 30, 2010, we had outstanding borrowings under our Credit Agreement of $27.8 million, cash and cash equivalents of $29.0 million, and marketable securities of $11.0 million.

We also have certain interest rate swap agreements to manage our variable interest rate exposure.  We entered into a floating to fixed rate swap with respect to the entire principal amount of the Term Loan, at a fixed interest rate of 3.27%, and a separate floating to fixed rate swap with respect to $6.0 million of the principal amount outstanding under the Revolver, at a fixed interest rate of 4.26%.  Both interest rate swaps expire on June 1, 2012.  Our weighted average effective interest rate at September 30, 2010 was 3.1%.

Medicare Developments

Prior to 2010, Medicare continued to reimburse for brachytherapy seeds under the “charges adjusted to costs” methodology, which is based on the actual invoiced cost of the seeds and which we sometimes refer to as a “pass-through” methodology.   Consistent with proposals that CMS attempted unsuccessfully to implement in recent years, CMS published a final hospital OPPS on November 20, 2009. Under this fixed OPPS, which went into effect on January 1, 2010, the per seed rate at which Medicare reimburses hospitals for the purchase of seeds is fixed annually. We sometimes refer to this system as “fixed reimbursement.”  We continue to support efforts that urge Congress and CMS to replace this “fixed reimbursement” rule by obtaining a new extension of the “pass-through” reimbursement policies which existed prior to 2010.  Fixed reimbursement policies at CMS can be expected to lead to pricing pressure from hospitals and other healthcare providers, and to have an adverse effect on our brachytherapy revenue.  The extent of the effect is impossible for us to predict, especially when fixed reimbursement policies are being introduced at a time that coincides with 1) an industry wide decline in procedures being performed (and, as a result,a decline in demand for brachytherapy products) attributable, at least in part, to favorable CMS reimbursement rates enjoyed by alternative, less proven, technologies which in turn reduces demand for brachytherapy procedures and 2) uncertainties regarding the implementation and impact of healthcare reform generally.  These factors could have an adverse effect on brachytherapy revenue.

Forward Looking and Cautionary Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding sales, marketing and distribution efforts, ordering patterns of customers, future costs to address significant changes in demand, short term volatility of our results, our expectation regarding changes in product mix and sales channels, with sales through OEM channels generally carrying a relatively lower gross profit margin and sales through distributor channels generally carrying a somewhat higher gross profit margin, our ability to control operating expenses, gross profit margins, effects of healthcare reform, third-party reimbursement, CMS policy, sales mix, effectiveness and continuation of non-exclusive distribution agreements, pricing for the TheraSeed® and I-Seed devices, anticipated growth in the surgical products business segment,  the increasing scale of our surgical products business, the move to a new and larger specialty needle manufacturing facility, which is expected to have higher maintenance and operating costs, future cost of sales and gross margins, R&D efforts and expenses (including our centralized, corporate-wide R&D initiative), investment in additional personnel, infrastructure and capital assets, implementation of a new Enterprise Resource Planning system, future SG&A expenses, potential new products and opportunities, future results in general, plans and strategies for continuing diversification, valuation of marketable securities and cash equivalents we may hold, and the sufficiency of our liquidity and capital resources.

Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the following factors. You should not consider this list to be a complete statement of all potential risks and uncertainties:

●	Changes in the U.S. healthcare industry and regulatory environment;
●	competition;
●	new product development cycles;
●	development and growth of new applications within our markets;
●	changes in FDA regulatory approval processes;
●	effectiveness and execution of marketing and sales programs, including those of our distributors;
●	potential changes in third-party reimbursement, including CMS and private payors;
●	changes in product pricing;
●	changes in costs and availability of materials and other operating costs;
●	continued acceptance of our products in the marketplace;
●	changes in demand for products;
●	our ability to meet customer demands and/or the need to incur additional costs and inefficiencies to meet such demand;
●	a reduction in the number of procedures utilizing our devices caused by cost containment pressures, alternative therapies, or by other reasons;
●	our ability to successfully identify, consummate and integrate strategic acquisitions;
●	our ability to capitalize on opportunities for growth;
●	increased costs or product delays required to comply with existing and changing regulations applicable to our businesses, operations and products;
●	effectiveness of implementation of our new ERP system;
●	ability to realize our estimate of fair value upon sale or liquidation of cash, cash equivalents and marketable securities that we may hold;
●	retention of key employees;
●	damage to one of our facilities;
●	volatility in U.S. and global financial markets;
●	substantial defaults in payments or a material reduction in purchases by, or loss of, a large customer;
●	changes in circumstances that could impair our intangible assets;
●	new or revised tax legislation or challenges to our tax positions;
●	changes in accounting principles generally accepted in the United States of America ;
●	general economic conditions, including changes in the financial markets that may affect the availability and cost of credit to us, our customers or our suppliers; and
●	the other factors set forth or incorporated by reference under “Risk Factors.”

These and other risks and uncertainties are described herein and in other information contained in our publicly available SEC filings and press releases.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements were first made. Except to the extent required by federal securities laws, we undertake no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The quantitative and qualitative disclosures about market risk are discussed in Item 7A in our 2009 Annual Report on Form 10-K. There have been no material changes in information reported since the year ended December 31, 2009.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010, the end of the period covered by this report.

During 2010, we have continued development of a corporate-wide Enterprise Resource Planning (“ERP”) system.  Our new ERP system is expected to standardize and automate business processes, to improve operational and financial performance, and to enhance internal controls.  We implemented our new ERP system at two of our four primary locations during the first quarter of 2010. The implementation of our new ERP system at these two locations has resulted in changes to our business processes and internal controls over financial reporting.  Our new ERP system was not implemented at other locations during the third quarter.

No changes in our internal control over financial reporting were identified as having occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Further changes in our internal control over financial reporting are expected as we complete the implementation of our new ERP system at our remaining locations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the first quarter of 2010, we initiated a lawsuit to enforce certain non-competition agreements with the former owner of CP Medical and to protect our trade secrets related to that business, among other claims.  Subsequently, we filed a claim in arbitration seeking compensation for the former owner’s breach of his non-competition agreements and misappropriation of trade secrets.  The defendant brought certain counterclaims against us.   This action was settled on October 28, 2010.  Terms of the settlement include: the dismissal of all litigation; while the former owner of CP Medical denies all liability, he has agreed to pay $200,000 to Theragenics and; each party releases the other party from any and all claims up to and including October 28, 2010.   Other than releases provided by all parties, no other consideration is required from Theragenics.  Additional legal costs related to settling this matter will be incurred in the fourth quarter of 2010.

From time to time, we are subject to certain legal proceedings and claims in the ordinary course of business. We currently are not aware of any such legal proceedings or claims that we believe will have, individually or in aggregate, a material adverse effect on our business, financial condition, or operating results.

Item 1A. Risk Factors

In addition to the other information set forth in this report and the risk factor noted below, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, which could materially affect our business, financial condition or future results, should be carefully considered. The risks described in our Annual Report on Form 10-K may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

REGISTRANT:

THERAGENICS CORPORATION

Date: November 12, 2010	By:	/s/ M. Christine Jacobs
M. Christine Jacobs Chief Executive Officer

Date: November 12, 2010	By:	/s/ Francis J. Tarallo
Francis J. Tarallo Chief Financial Officer