Form 10-K
period 2010-12-31
THERAGENICS CORP
filed 2011-02-25
CIK 795551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, as determined by reference to the closing price of the Common Stock as reported on the New York Stock Exchange on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $37,317,296.

As of February 22, 2011 the number of shares of Common Stock, $.01 par value, outstanding was 33,664,554.

Documents incorporated by reference: Proxy Statement for the registrant’s 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2010 is incorporated by reference in Part III herein.

THERAGENICS CORPORATION® AND SUBSIDIARIES

TABLE OF CONTENTS

Page
PART I
Item 1.	Business	I-1
Item 1A.	Risk Factors	I-11
Item 1B.	Unresolved Staff Comments	I-20
Item 2.	Properties	I-20
Item 3.	Legal Proceedings	I-20
Item 4.	Reserved	I-20

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	II-1
Item 6.	Selected Financial Data	II-2
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	II-3
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	II-20
Item 8.	Financial Statements and Supplementary Data	II-21
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	II-21
Item 9A.	Controls and Procedures	II-21
Item 9B.	Other Information	II-22

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	III-1
Item 11.	Executive Compensation	III-1
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	III-1
Item 13.	Certain Relationships and Related Transactions, Director Independence	III-1
Item 14.	Principal Accounting Fees and Services	III-1

PART IV
Item 15.	Exhibits and Financial Statement Schedules	IV-1

	Signatures	IV-5

Part I

Item 1. BUSINESS

Overview and Business Strategy

Theragenics Corporation®, a Delaware corporation formed in 1981, is a medical device company serving the surgical products and cancer treatment markets, operating in two business segments.  The terms “Company”, “we”, “us”, or “our” mean Theragenics Corporation and all entities included in our consolidated financial statements.

Our surgical products business manufactures, markets and sells disposable devices primarily utilized in certain surgical procedures.  Our brachytherapy seed business manufactures, markets and sells radioactive “seeds” primarily utilized in the treatment of early stage prostate cancer.  At the present time, both of our segments do business primarily in the United States.  Our surgical products business is the faster growing of our businesses and has been supported by the cash flows generated by our market leading brachytherapy seed business and our flagship TheraSeed® brand.  In our surgical products business we plan to grow and diversify revenues by adding product offerings and manufacturing capabilities, expanding the applications and markets in which we compete, and gaining scale to improve profitability.

Our surgical products business was built through the acquisitions of CP Medical Corp. in May 2005, Galt Medical Corporation in August 2006, and Needletech Products, Inc. in July 2008.  We currently manufacture almost 3,500 products in this business as part of three broad product platforms; wound closure, vascular access and specialty needles.  To date we have maintained the names and brands under which each of these companies previously manufactured, marketed and sold their products.  We serve a number of markets and applications, including, among other areas, interventional cardiology, interventional radiology, vascular surgery, orthopedics, plastic surgery, dental surgery, urology, veterinary medicine (sutures), pain management, endoscopy, and spinal surgery. With the exception of veterinary sutures, our surgical products hold relatively small market shares.  Our products include both finished goods and components.  Our products are sold primarily to original equipment manufacturers (“OEMs”) and to a network of distributors.  Our surgical products business has achieved 10% revenue growth in both 2010 and 2009 (growth in 2009 is pro forma, assuming we had acquired Needletech at the beginning of 2008).  We have accomplished this primarily by increasing sales to existing customers and, to a lesser extent, adding new customers.  Further, we achieved this revenue growth during a period of severe economic difficulties.  Our strategy for increasing sales and scale going forward includes: becoming more integral within the supply chain of our customers both for existing products and for our customers’ development programs (which may allow us to increase sales to existing and new customers from all product platforms); developing new products internally; acquiring products, licenses, and other intellectual property; acquiring businesses and; entering certain markets outside the United States.

We have operated our brachytherapy seed business since 1987, emerging from the development stage in 1990.  Historically our brachytherapy seed segment has generated strong cash flows, which have enabled us to diversify our business substantially.  Positive cash flows from our brachytherapy seed business continue despite an industry-wide decline in brachytherapy procedures in the United States which began about five years ago.  The overall brachytherapy industry in the United States is now experiencing difficulties primarily due to competition from other treatments.  Many of these competing treatments enjoy favorable Medicare reimbursement rates relative to brachytherapy reimbursement rates.  We believe this results in a non-level playing field for brachytherapy device manufacturers, providers, and patients.  One of the primary competitive treatments provided by our radiation oncologist customers is Intensity Modulated Radiation Therapy, or “IMRT”.  IMRT enjoys substantially higher reimbursement rates than brachytherapy yet, clinical studies do not indicate that IMRT delivers improved outcomes.   We believe the market positioning and heavy promotion of robotic surgery for prostate cancer treatment has also adversely affected the number of brachytherapy procedures performed.  Despite these industry-wide difficulties we have maintained positive cash flows in our brachytherapy business for a variety of reasons including, among other things, the relatively fixed nature of our brachytherapy seed manufacturing costs; our ability to anticipate changes in market conditions; our ability to respond to government controlled pricing policies surrounding reimbursement of our products and, more recently; increasing our overall market share.  After 19 consecutive quarters of year over year declines, product revenue in our brachytherapy seed segment (excluding license fees) increased in both third and fourth quarters of 2010 over the 2009 periods.  Indeed, our product sales increased 3% in the second half of 2010 over 2009.  This success in increasing year over year product revenue was primarily due to obtaining new supply agreements with new distributors in 2010, which increased our market share.  One of these new supply agreements was with Core Oncology.  See “Brachytherapy Seed Business” below for additional information on the supply agreement with Core.

At the present time we believe that we have additional opportunities to increase our market share through additional distribution agreements, diversification of our product and service offerings, and potential opportunities in markets outside of the United States.   We believe we have these opportunities to expand and broaden our distribution channels because of, among other things, the reliability of our supply, the quality of our products, the quality of our direct sales force, and our long-term commitment to the brachytherapy industry including patient education, direct to consumer advertising, and congressional lobbying for fair reimbursement.

Description of the Business

Financial Information about Operating Segments and Geographic Areas

We operate in two business segments; the surgical products segment and the brachytherapy seed segment. Information related to revenue from external customers, measure of profit and loss by segment, total assets by segment, and geographic areas, is contained in Note N to the consolidated financial statements included in Part IV of this report.

Surgical Products Business

Overview
Our surgical products segment manufactures and distributes wound closure, vascular access, and specialty needle products, all of which are considered medical devices.  Sales are primarily to OEMs and to a network of distributors.

Wound closure products include sutures and other surgical products with applications in veterinary, urology, cardiology, orthopedics, plastic surgery, and other fields.  We believe the wound closure market to be a $2.0 billion annual worldwide market, and a $1.2 billion annual market in the United States.  We believe sutures represent approximately $700 million of the worldwide wound closure market.  Our wound closure products are used to hold skin, internal organs, blood vessels and other tissue together after they have been severed by injury or surgery.  Wound closure products, such as sutures, are produced with various dimensions, configurations, and types of materials, depending on the application.  We produce and distribute over 850 wound closure line items, including sterile and non-sterile products.  Sutures represent the majority of wound closure products we sell.  During 2010, approximately 83% of our suture product sales were in veterinary applications and 17% in human applications. In 2009, approximately 81% of our suture product sales were in veterinary applications and 19% in human applications.

Vascular access products include a variety of introducer sheaths, guidewires and accessories used in interventional radiology, interventional cardiology and vascular surgery.  We believe the interventional radiology and interventional cardiology markets to be in excess of $12.0 billion.  The market for access devices is estimated to be over $1.0 billion.  Our introducers are used to create a conduit through which a physician can insert a device, such as a catheter, into a blood vessel.  Such a device is introduced into the vasculature by first using a needle to access the vein. A guidewire is then inserted through the needle, and the needle is removed. The introducer, consisting of a hollow sheath and a dilator, is then inserted over the guidewire to expand the opening. The guidewire and dilator are then removed, leaving only the hollow sheath through which the catheter or other device is inserted. Once the device is in place, the introducer sheath is removed. This is typically done by splitting the introducer in half when the “tear away” version of the product is utilized. Introducers and guidewires are produced with various dimensions, configurations and types of material, depending upon the application.  We produce and distribute approximately 2,000 products and components in this product line, some of which are procedure kits that, in addition to introducers and guidewires, may include needles, scalpels and other components.  These products are sold sterile to distributors and in sterile and bulk, non-sterile configurations to OEMs.

Specialty needle products include coaxial needles, biopsy needles, access trocars, brachytherapy needles, guidewire introducer needles, spinal needles, disposable Veress needles, and other needle-based products.  End markets served include the cardiology, orthopedic, pain management, endoscopy, spine, urology, and veterinary markets.  The United States is the largest market for specialty purpose needles, which we believe to be approximately $800 million, with our specialty needle products addressing approximately 10% of this market.  Our specialty needle products are used for a number of purposes including: retrieval of samples of tissue or bone (biopsies) that will be examined for disease; delivery of therapeutic materials such as drugs, radioactive sources, and bone cement and; providing access to a specific area of the body to allow passage for other instruments.  Our specialty needles are typically constructed of stainless steel wire and tubing with special cutting edges which are ground to specification.   We produce specialty needles in various forms depending upon the application, and we manufacture over 600 line items for sale primarily to OEMs in sterile private label, and bulk, non-sterile configurations.

Major product lines in our surgical products business include:

Sutures:
Sutures are classified as absorbable or non-absorbable; monofilament, multifilament or braided; and natural or synthetic. Absorbable or non-absorbable describes the suture’s effective life within tissue. Absorbable sutures lose the majority of their tensile strength within 60 days after use. Non-absorbable sutures are resistant to living tissue and do not break down. Monofilament, multifilament and braided describes the structure or configuration of the suture and is based on the number of strands used to manufacture the product. Natural or synthetic describes the origin of the suture. Natural suture materials include surgical gut, chromic gut, and silk. Synthetic suture materials include nylon, polyester, stainless steel, polypropylene, polyglycolic acid, polyglycolide-cocaprolactone, and polydioxanone.

Needles and Brachytherapy Accessories:
Needles used in general surgery, including a line of needles and related products used in brachytherapy surgical procedures.  Smooth and echogenic introducer needles are also available as sterile products.

Guidewires:
Guidewires function as a mechanical assist for the percutaneous introduction and exchange of various types of plastic catheters or introducer systems into the vasculature.  Once the catheter is in place, the guidewire is removed and serves no other function. Materials commonly used in the production of guidewires are stainless steel, Nitinol, precoated Teflon (polytetrafluoroethylene, or “PTFE”), tungsten alloys and platinum alloys.  Guidewires are sold to OEMs on a bulk, non-sterile basis as well as packaged sterile.  We have the technological and manufacturing capability to produce diagnostic and interventional guidewires and currently offer a sterile product line with approximately 40 line items.

Micro-Introducer Kits:
Micro-Introducers are commonly called coaxial dilators and are utilized when a small entry site (21-gauge needle) is desirable.  Micro-Introducers are introduced over a guidewire.  These introducers are typically packaged in a sterile kit that includes a Micro-Introducer set, a 21-gauge needle and a .018” diameter guidewire.  The standard product offerings consist of standard and stiffen variations.  Various iterations are accomplished by using three different needle types and four different mandrel type guidewires.  The current sterile product line consists of approximately 60 line items including the Fluent™ transitionless Micro-Introducer and non-vascular GaltStick® introducer.

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

Elite HV™ Introducer Kits:
This product consists of a sheath that incorporates a hemostasis valve and an HDPE dilator for arterial access.  It is introduced into the vasculature as a set over a guidewire.  The guidewire and dilator are removed leaving a “closed” vascular access system.  The product line consists of standard .035” compatible sheaths; as well as .018” Micro-access kits, which allows for a less invasive entry.  The product line consists of 45 line items and is sold sterile and bulk, non-sterile.

ReDial™ 4cm High Flow Introducer Sheath:
This product consists of a sheath that incorporates a hemostasis valve, HDPE dilator, larger bore tubing, side holes, and color coded clamps for use in de-clotting dialysis shunts. The larger bore tubing and side holes allow for high flow procedures. The ReDial™ is available with or without a radiopaque band, and consists of 24 line items. The product line is sold sterile and bulk, non-sterile.

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

Biopsy Needles:
These needles consist of a stainless steel stylet and cannula combination sharpened in such a way as to facilitate entry into the body to cut and retrieve a sample of tissue for examination or testing.  This family of needles contains three major types: Core Biopsy Needles used to obtain a soft tissue sample for histology in areas such as the breast or prostate; Aspiration Biopsy Needles used to obtain a sample of cells for cytology in areas such as the lung or liver and; Bone Biopsy Needles that core and retrieve a sample of marrow, generally from the pelvic area.  They are sold sterile private label and bulk non-sterile to OEMs.

Orthopedic Needles:
These needles are large diameter (up to 8-gauge) stainless steel stylet and cannula combinations attached to a large handle that provides the significant leverage needed to gain access to the vertebral body of the spine.  This family of devices provides a system for harvesting bone marrow, collecting biopsy samples and delivering bone cement or any other FDA-cleared materials. These devices are primarily sold bulk non-sterile or sterile with private labeling.

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

Production - Surgical Products Business

We design, manufacture, assemble, package and distribute our surgical products in three primary production facilities, each of which manufactures different products.  Component raw materials primarily include natural and synthetic sutures, plastic and stainless steel tubing, wire, plastic resins and other components, which are generally readily available from third party suppliers. Suppliers are located in the United States, as well as in Latin America, Europe, and Asia. A significant portion of our products in the surgical products segment is produced for OEMs as private labeled products or in a bulk, non-sterile configuration.

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

Brachytherapy Seed Business

Overview

We produce, market and sell TheraSeed® and I-Seed,  FDA-cleared devices for treatment of all solid localized tumors and currently used principally for the treatment of localized prostate cancer. These devices are commonly referred to as “seeds” and are utilized in a procedure referred to as “brachytherapy”.  Currently our TheraSeed® product comprises the substantial portion of our product sales in this business.  Our seed devices can be packaged in a number of different configurations. In December 2010, we obtained CE Marking for both our TheraSeed® and I-Seed products.  To date, substantially all of our seed product sales have been in the United States.  While we believe we may have opportunities for sales outside the U.S., we do not expect sales of our TheraSeed® and I-Seed products outside of the United States to be material in the near future.

Excluding skin cancer, prostate cancer is the most common form of cancer, and the second leading cause of cancer deaths, in men. The American Cancer Society estimated that there were 217,730 new cases of prostate cancer diagnosed and an estimated 32,050 deaths associated with the disease in the United States during 2010.   According to the American Cancer Society, more than 90% of all prostate cancers are found in the local and regional stages (local means it is still confined to the prostate; regional means it has spread from the prostate to nearby areas, but not to distant sites such as other organs).

In a prostate brachytherapy application, the seeds are implanted throughout the prostate gland in a minimally invasive surgical technique, assisted by transrectal ultrasound guidance. The radiation emitted by the seeds is contained within the immediate prostate area for the purpose of killing the tumor while attempting to spare surrounding organs of significant radiation exposure. The seeds remain permanently in the prostate after delivering their radiation dose. The number of seeds implanted normally ranges from 50 to 150.  The procedure is usually performed under local anesthesia in an outpatient setting. An experienced practitioner typically performs the procedure in approximately 45 minutes with the patient often returning home the same day.

These radioactive “seeds” are roughly the size of a grain of rice. Each seed consists of biocompatible titanium that encapsulates a radioactive isotope.  TheraSeed®, which we have produced since 1987 and is currently our primary seed product, utilizes the radioactive isotope palladium-103 (“Pd-103”). The half-life of Pd-103, or the time required to reduce the emitted radiation to one-half of its initial level, is 17 days, resulting in the loss of almost all radioactivity in less than six months.  Our I-Seed device, which we have produced since 2004, utilizes the radioactive isotope iodine-125 (“I-125”). The half-life of I-125 is approximately 60 days resulting in the loss of almost all radioactivity in approximately 20 months.

We believe brachytherapy offers significant advantages over other options for the treatment of early stage prostate cancer, including reduced incidence of side effects such as impotence and incontinence. Recent multi-year clinical studies indicate that brachytherapy offers success rates for early-stage prostate cancer that are comparable to or better than alternative treatment options and is associated with reduced complication rates. In addition, brachytherapy is a one-time outpatient procedure with a typical two to three day recovery period. By comparison, certain other treatment modalities typically require lengthy treatment periods, extended hospital stays and long recovery periods. In addition, the total cost of a brachytherapy treatment is typically lower than other treatment options for early stage prostate cancer.

We believe the number of brachytherapy procedures performed in the United States has declined in recent years. Some newer forms of treatment have increased their market share, especially those with Medicare reimbursement levels that are higher than reimbursement levels for brachytherapy.  These newer forms of alternative treatments include Intensity Modulated Radiation Therapy (“IMRT”) and robotic surgery.  In particular, we believe IMRT has gained in popularity as physicians have established IMRT centers in which the physician has a financial interest.  The physician then utilizes certain exceptions to the Stark Amendment to self-refer patients to the IMRT center.  Recently, a number of media stories and publications have been critical of this practice of self-referral, including a December 7, 2010 article in the Wall Street Journal and a recent article published in the International Journal of Radiation Oncology by physicians at the Yale University School of Medicine (Falit, Gross and Roberts, Int. J. Radiation Oncology Biol. Phys., Vol 76, No. 5).  Despite the favorable reimbursement and potential physician financial incentive enjoyed by IMRT relative to seeding, brachytherapy outcomes continue to be equal to or better than IMRT at a lower overall cost.  However, we believe that brachytherapy will continue to lose market share to IMRT (and other technologies that enjoy favorable reimbursement) as long as the current Medicare reimbursement policies provide favorable reimbursement levels for competing therapies.

Treatment Options - Brachytherapy Seed Business

In addition to brachytherapy, there are many treatment options for localized prostate cancer. Some therapies may be combined to address a specific cancer stage or patient need.  Treatment options for prostate cancer other than seeding include, among other treatments:

Radical Prostatectomy is the most common surgical procedure. Radical Prostatectomy (“RP”) involves the complete surgical removal of the prostate gland. RP typically requires a three-day average hospital stay and a lengthy recovery period (generally three to five weeks). Possible side effects include impotence and incontinence. Alternative forms of radical prostatectomy include laparoscopic radical prostatectomy (“LRP”) and robotic radical prostatectomy (“RRP”).  These forms of radical prostatectomy are intended to be less invasive than a traditional radical prostatectomy and are more complex to perform.

External Beam Radiation Therapy (“EBRT”) involves directing a beam of radiation at the prostate gland from outside the body to destroy tumorous tissue. Patients are usually treated five days per week in an outpatient center over a period of eight to nine weeks.  Side effects include impotence, incontinence and rectal complications.

Certain forms of external beam radiation include Intensity Modulated Radiation Therapy (“IMRT”), Image Guided Radiation Therapy (“IGRT”) stereotactic radiotherapy and proton therapy. These treatments generally utilize high-energy and computerized mapping. We believe these forms of external beam radiation, including IMRT and IGRT, are gaining market share in the treatment of early stage prostate cancer.  We are not aware of long-term data documenting outcomes for these treatments, but we believe they enjoy favorable reimbursement rates relative to brachytherapy.

Active Surveillance, while not a treatment, is recommended by some physicians in certain circumstances based on the severity and growth rate of the disease, as well as on the age and life expectancy of the patient. The aim of active surveillance is to monitor the patient, treat some of the attendant symptoms and determine when more active intervention is required.

In addition to the treatment options described above, other forms of treatment and prevention, including drugs, vaccines, focal cryotherapy, high-intensity focused ultrasound (HIFU) and other forms of radiation are also in use in the United States and other areas of the world.  Additionally, newer treatment alternatives may be undergoing development and testing in clinical settings.

 Clinical Results - Brachytherapy Seed Business

Strong Efficacy Results. Clinical data indicates that seeding offers success rates for men of all ages with low-, intermediate-and high-risk early-stage prostate cancer that are comparable to or better than those of RP or EBRT. Such clinical studies include:

●
“103-Pd Brachytherapy versus radical Prostatectomy in Patients with Clinically Localized Prostate Cancer: a 12 Year Experience from a Single Group Practice”, (Sharkey, et al, Brachytherapy, Vol. 4, Issue 1, 2005).  Brachytherapy compared favorably to RP for low-, intermediate- and high-risk patients.

●
“Brachytherapy in Men Aged <= 54 Years with Clinically Localized Prostate Cancer”, (Merrick, et al, British Journal of Urology, Vol. 98, 2006).  Results of brachytherapy for men aged 54 years and younger 8 years after treatment.  96% of the 108 men showed biochemical progression free survival.

●
“Long Term Outcomes for Patients with Prostate Cancer Having Intermediate and High Risk Disease, Treated with External Beam Irradiation and Brachytherapy”, (Dattoli, et al, Journal of Oncology, December 2010).  Results of combination treatment (brachytherapy and external beam radiation) for intermediate and high risk patients were 81% successful at 17 years.

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

We produce our Pd-103 by proton bombardment of Rh-103 in cyclotrons (accelerators). There are other methods of producing Pd-103. We currently have eight cyclotrons in operation.

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

Marketing and Major Customers - Brachytherapy Seed Business

We sell our brachytherapy seed products directly to healthcare providers and to third-party distributors.  During 2010, we added two new third-party distributors.  In January 2010 we announced a new distribution agreement with Core Oncology (“Core”), and in July 2010 we announced a new distribution agreement with Oncura, a unit of GE Healthcare.  We also sell our I-Seed I-125 device, and other brachytherapy related products, directly to healthcare providers.

Under our third party distribution agreements, we are the exclusive palladium-103 seed supplier for the treatment of prostate cancer for each distributor, and each distributor has the non-exclusive right to sell TheraSeed® in the U.S. and Canada.  Certain agreements also provide distributors with the right to distribute TheraSeed® for the treatment of solid localized tumors other than in the prostate, and with rights to distribute to certain locations outside of North America.  Such applications (non-prostate and outside of North America) have not been material and are not expected to become material in the near future. Our principal non-exclusive distribution agreement is with C.R. Bard (“Bard”).  Our agreement with Bard provides for automatic one year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires December 31, 2012 and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2011. Sales to Bard by our brachytherapy segment represented 33% and 44% of brachytherapy seed segment revenue in 2010 and 2009, respectively.  (Our surgical products segment also sells to Bard.  Total consolidated sales to Bard, including sales in our brachytherapy seed segment and our surgical products segment, represented 11% and 16% of consolidated revenue in 2010 and 2009, respectively).

Core became an additional non-exclusive distributor of TheraSeed® in January 2010.  Sales to Core represented approximately 14% of brachytherapy segment revenue in 2010.  (Our surgical products segment also sells to Core.  Total consolidated sales to Core, including sales in our brachytherapy seed segment and our surgical products segment, represented 5% of consolidated product revenue in 2010).  In February 2011, we terminated our agreement with Core due to Core’s failure to pay its trade receivables in accordance with the contractual terms of the agreement. Core had been attempting to become current with amounts due to us.  However, litigation filed against Core by a third party in late January 2011 created what we view as an unacceptable level of uncertainty surrounding Core’s ability to satisfy their financial obligations to us for both current and ongoing sales.  In the past, healthcare providers have shown strong loyalty to TheraSeed® and we have been highly successful in retaining TheraSeed® customers following the termination of distribution agreements. Healthcare providers who previously purchased TheraSeed® through Core have the opportunity to continue an uninterrupted supply of our product for their patients, either directly from us or through our other distribution channels. To ensure that scheduled patient procedures proceeded as planned, our termination notice provided a transition period during which additional orders from Core have been accepted and honored, including orders from Core on a prepaid basis.  Should Core ultimately satisfy its obligations to us and demonstrate an ability to satisfy its obligations going forward, we would consider reentering into a distribution agreement with Core.

We also currently have non-exclusive distribution agreements for TheraSeed® in place with Oncura (a unit of GE Healthcare) and Brachysciences.  Sales under each of these agreements were less than 10% of our brachytherapy product sales in 2010.  We may pursue additional distribution agreements for both palladium-103 and iodine-125 products in an effort to increase market share.  We may also have opportunities to enter certain markets outside of the United States with an iodine-125 device.

We maintain an internal brachytherapy sales force that sells the TheraSeed® and I-Seed devices directly to hospitals, doctors, and clinics. Direct product sales comprised approximately 40% and 47% of brachytherapy segment revenue in 2010 and 2009, respectively.  We expect to continue direct to consumer advertising and other activities to support demand for brachytherapy, including direct to consumer print advertising, support for clinical studies aimed at showing the advantages of brachytherapy in the treatment of prostate cancer, technical field support to customers and health care providers that utilize our brachytherapy products, and other customer service and patient information activities.

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

We also hold a worldwide exclusive license from the University of Missouri for the use of technology required for producing the TheraSphere® device; the underlying patents for this technology have since expired. We continue to hold the rights to all improvements developed by the University of Missouri on this technology.  In turn, we sublicense exclusive worldwide rights to this technology and all improvements, along with trademarks and other intellectual property owned by us, to Nordion, Inc. (“Nordion”).  Pursuant to our licensing agreement with the University of Missouri, we are obligated to pay the university a small fixed annual amount for these rights.

We have an exclusive license agreement under which we license the rights to certain intellectual property related to an expandable brachytherapy delivery system that we developed.  The term of the agreement is through the expiration of the last of the patents licensed under the agreement, which is currently July 2025.  The term may be altered if such patents are found to be invalid.  The agreement provides for a minimal non-refundable initial license fee and non-refundable continuing royalties based upon sales subject to certain minimums. The minimum annual royalty based upon the contract year of the agreement, which ends each May, is $450,000 for the twelve months ended May 31, 2011.

Competition - Brachytherapy Seed Business

Our brachytherapy business competes in a market characterized by technological innovation, extensive research efforts and significant competition. In general, the TheraSeed® and I-Seed devices compete with conventional methods of treating localized cancer, including, but not limited to, radical prostatectomy, which includes laparoscopic radical prostatectomy and robot-assisted radical prostatectomy, and external beam radiation therapy, which includes IMRT, as well as competing permanently and temporarily implanted devices. We believe that the industry-wide decline in prostate brachytherapy procedure volume continued in 2010.  Some newer forms of treatment have increased their market share, especially those with Medicare reimbursement levels that are higher than reimbursement levels for brachytherapy.  These alternative treatment forms include IMRT and robotic surgery. We believe that the industry-wide decline in brachytherapy procedures is likely to continue as long as other treatment options, especially IMRT, continue to enjoy favorable Medicare reimbursement rates.

 Several companies produce and distribute Pd-103 and I-125 seeds, which compete directly with our TheraSeed® and I-Seed devices. C.R. Bard, Inc., Best Medical, Core Oncology, Oncura (a unit of GE Healthcare) and others manufacture and/or sell brachytherapy seeds.  Other forms of brachytherapy seeds that utilize other isotopes, including both low dose radiation and high dose radiation, also compete directly with our devices.  We believe that we have competitive advantages over these companies including, but not limited to: (i) our proprietary production processes that have been developed and patented; (ii) our 23 year history of manufacturing radioactive medical devices with a record of reliability and safety in our manufacturing operations; (iii) vertical integration of production and related services; (iv) the time and resources required for competitors’ production capabilities to ramp up to commercial production on a scale comparable to ours; (v) maintenance of our cancer information center; (vi) our direct sales force; (vii) our direct to consumer advertising programs and (viii) the non-exclusive distribution agreements that we currently have in place.

In early 2010, we reduced the transfer price to our non-exclusive distributors in recognition of the competitive environment and new distributor strategies.  At any point in time, we and/or our non-exclusive distributors may continue to change their respective pricing policies for the TheraSeed® device, and we may change our pricing policies for the I-Seed device in order to take advantage of market opportunities or respond to competitive situations. Responding to market opportunities and competitive situations, including but not limited to competitor selling tactics, could have an adverse effect on the prices of the TheraSeed® or I-Seed device.  Responding to market opportunities and competitive situations may also have a favorable effect on market share and volumes, while failure to do so could adversely affect market share and volumes although per unit pricing could possibly be maintained.

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

Seasonality

Although we have not identified seasonal effects in relation to a specific quarter or quarters for either business segment, we believe that holidays, major medical conventions and vacations taken by physicians, patients and patients’ families, may have a seasonal impact on sales, particularly in the brachytherapy seed segment.

Research and Development

Research and development (“R&D”) expenses were $1.9 million, $2.2 million and $1.3 million in 2010, 2009 and 2008, respectively.  We began to increase our R&D investments in 2008, focusing on opportunities in our surgical products business.  Substantially all R&D expenses have been related to our surgical products segment in the 2008 to 2010 period.   Looking forward, we expect our R&D expenses to remain at levels comparable to 2010.   However, the rate of R&D spending going forward could change based on the opportunities identified.  The amounts invested will be dependent upon a number of factors, including our ability to obtain qualified personnel and the types of activities required for our product development.  We have recently been reassessing the projects in our R&D program, in an effort to focus on opportunities with a more immediate impact and to consolidate our R&D activities.  Any new product development activities will be focused on products that can be marketed once they have received 510(k) clearance by the U.S. Food and Drug Administration (“FDA”), rather than products that would require costly and lengthy clinical trials.  We expect that this investment will accelerate our entrance into new markets, expand our offerings to new and existing customers, and support growth in our surgical products business.  The FDA has recently announced that it is reviewing the 510(k) process, and many commentators expect the 510(k) rules to become more stringent.  Any such changes in the 510(k) rules may increase the cost and time to market of our product development activities.

Government Regulation

Our present and future intended activities in the development, manufacture and sale of wound closure, vascular access, specialty needle, and cancer therapy products, are subject to extensive laws, regulations, regulatory approvals and guidelines. Within the United States, our medical devices must comply with the U.S. Federal Food, Drug and Cosmetic Act, which are enforced by the FDA. We are also subject to regulation by other governmental agencies, including the Occupational Safety and Health Administration (OSHA), the Environmental Protection Agency (EPA), the Nuclear Regulatory Commission (NRC), and other federal and state agencies. We must also comply with the regulations of the Competent Authorities of the European Union for our products that have been CE Marked and are sold in the member nations of the European Union.

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

Our facilities and operations are subject to extensive environmental, nuclear, regulatory and occupational health and safety laws at the federal, state and local levels (which we refer to as “Environmental Laws and Regulation” in this section under the heading of “Government Regulation”). We are also subject to similar foreign laws and regulations under certain circumstances when our products are distributed outside of the United States.  These Environmental Laws and Regulations govern, among other things, air emissions; wastewater discharges; the generation, storage, handling, use and transportation of hazardous materials; the handling and disposal of hazardous wastes; the cleanup of contamination; and the health and safety of our employees. In our brachytherapy seed business, we are required to maintain radiation control and to properly dispose of radioactive waste.  We are required to maintain radiation safety personnel, procedures, equipment and processes, and to monitor our facilities and our employees and contractors. We are also required to provide financial assurance that adequate funding will exist for end-of-life radiological decommissioning of our cyclotrons and other areas of our property where radioactive materials are handled.  We transfer low-level radioactive waste to licensed commercial radioactive waste treatment or disposal facilities for incineration or land disposal. We provide training and monitoring of our personnel to facilitate the proper handling of all materials.  Under these Environmental Laws and Regulations, we are required to obtain certain permits from governmental authorities for some portions of our operations.

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

Employees

As of December 31, 2010, we had approximately 500 full time employees.  None of our employees are represented by a union or a collective bargaining agreement, and we consider employee relations to be good.

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

An important element of our strategy is to seek acquisition prospects and diversification opportunities (including companies, product lines and intellectual property) that we believe will complement or diversify our existing product offerings, augment our market coverage and customer base, enhance our technological capabilities or offer revenue and profit growth opportunities. We acquired CP Medical in May 2005, Galt in August 2006 and NeedleTech in July 2008. Further transactions of this nature could result in potentially dilutive issuance of equity securities, use of cash and/or the incurrence of debt and the assumption of contingent liabilities.

Acquisitions entail numerous costs, challenges and risks, including difficulties in the assimilation of acquired operations, technologies, personnel and products and the retention of existing customers and strategic partners, diversion of management’s attention from other business concerns, risks of entering markets in which we have limited or no prior experience and potential loss of key employees of acquired organizations. Other risks include the potential strain on the combined companies’ financial and managerial controls and reporting systems and procedures, greater than anticipated costs and expenses related to integration, and potential unknown liabilities associated with the acquired entities. No assurance can be given as to our ability to successfully integrate the businesses, products, technologies or personnel acquired in past acquisitions or those of other entities that may be acquired in the future or to successfully develop any products or technologies that might be contemplated by any future joint venture or similar arrangement. A failure to integrate potential acquisitions could result in our failure to achieve our revenue growth or other objectives associated with acquisitions, or recover costs associated with these acquisitions, which could affect our profitability or cause the market price of our common stock to fall.

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

The trading price of our Common Stock has been and may continue to be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations, new products or acquisitions by us or our competitors, developments with respect to patents or proprietary rights, changes in our customer base, general conditions in the medical device and surgical products industries, or other events or factors. In addition, the stock market can experience extreme price and volume fluctuations, which can particularly affect the market prices of technology companies and which can be unrelated to the operating performance of such companies. Average daily trading volume in our Common Stock is not significant and can cause significant price fluctuations. Specific factors applicable to broad market fluctuations or to us may materially adversely affect the market price of our Common Stock. We have experienced significant fluctuations in our stock price and share trading volume in the past and may continue to do so.

Our future operating results are difficult to predict and may vary significantly from quarter to quarter.

Comparisons of our quarterly operating results are an unreliable indication of our future performance because they are likely to vary significantly based on many factors, including:

▪	the size and timing of orders from our customers;
▪	the demand for and acceptance of our products;
▪	the success of our competition;
▪	our ability to command favorable pricing for our products;
▪	the growth of the market for our devices;
▪	the expansion and rate of success of our sales channels;
▪	actions relating to ongoing FDA compliance;
▪	the effect of intellectual property disputes;
▪	the attraction and retention of key personnel;
▪	an inability to control costs; and
▪	general economic conditions as well as those specific to our customers and markets.

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

In addition, the healthcare industry is under scrutiny from state governments and the federal government with respect to industry practices in the area of sales and marketing. If our marketing or sales activities fail to comply with the FDA’s regulations or guidelines, or other applicable laws, we may be subject to warnings from the FDA or enforcement actions from the FDA or other enforcement bodies. In the recent past, medical device manufacturers have been the subject of investigations from state and federal prosecutors related to their relationships with doctors, among other activities or practices.  If an enforcement action involving us were to occur, it could result in penalties, fines, exclusion of our products from reimbursement under federally-funded programs and/or prohibitions on our ability to sell our products, and could have a material adverse effect on our business and results of operations.

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

We are required under our radioactive materials license to maintain radiation control and radiation safety personnel, procedures, equipment and processes, and to monitor our facilities and our employees and contractors. We are also required to provide financial assurance that adequate funding will exist for end-of-life radiological decommissioning of our cyclotrons and other areas of our properties that contain radioactive materials. We have provided this financial assurance through the issuance of letters of credit. We have so far been successful in explaining to the Georgia Department of Natural Resources that we will not have to dispose of our cyclotrons, but instead will be able to sell them for re-use or use for spare parts if we cease to operate them. Thus, we are only required to estimate and provide financial assurance for the end-of-life remediation and disposal costs associated with ancillary structures, such as plumbing, laboratory equipment and chemical processing facilities. However, if the Georgia Department of Natural Resources was to require that we include the cost of decommissioning our cyclotrons in our financial assurance demonstration, the amount of funds required to be set aside by us to cover decommissioning costs could dramatically increase.

Failure to obtain and maintain regulatory approvals, licenses and permits could significantly delay our manufacturing and/or marketing efforts. Furthermore, changes in existing regulations, or interpretations of existing regulations or the adoption of new restrictive regulations could adversely affect us from obtaining, or affect the timing of, future regulatory approvals. Failure to comply with applicable regulatory requirements could result in, among other things, significant fines, suspension of approvals, seizures or recalls of products, operating restrictions and/or criminal prosecution and materially adversely affect our business, financial condition and results of operations.

We face risks related to our dependence on the medical device business, and specifically the brachytherapy and surgical products markets.

All of our revenues are generated from the medical device business, specifically the surgical products and brachytherapy seed markets.  Through April 2005, virtually all of our revenues were generated from the brachytherapy seed market. The growth of our surgical products business has reduced our dependence on the brachytherapy business. However, there is no assurance that we can continue to successfully diversify our business, and a lack of diversification or over reliance on any one of our businesses can be a risk.

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

We face significant competition.

Our surgical products business competes with other suppliers of wound closure, vascular access and specialty needle products.  Many of our competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than we do. In our brachytherapy seed business, competing treatments such as IMRT and robotic surgery have been gaining market share, which we believe is due primarily to favorable reimbursement rates set by Medicare.  Additionally, many companies located outside of the United States, in particular in Asia, produce and supply similar surgical products. These companies may have access to substantially lower costs of production. Accordingly, such competitors or future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than us. As a result, we may be at a disadvantage when competing with these larger companies. If we fail to compete effectively, our business, financial condition and results of operations may be adversely affected.

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

A significant portion of our surgical products revenue is derived from our relationships with OEMs, dealers and distributors. There is no assurance that we will be able to maintain or develop these relationships with OEMs, agents and distributors and other industry participants or that these relationships will continue to be successful. If any of these relationships is terminated, not renewed or otherwise unsuccessful, and we do not retain the ultimate customers or develop additional relationships, our product sales could decline, and our ability to grow our product lines could be adversely affected.

We rely, and will continue to rely, upon collaborative relationships with agents and distributors and other industry participants to maintain market access to potential customers. Some of the entities, with which we have relationships to help market and distribute our products, also produce or distribute products that directly compete with our products. In particular, Bard is one of our competitors in the brachytherapy seed market, and also a competitor for certain of our surgical products segment applications.  Yet Bard is also a non-exclusive distributor of our TheraSeed® product and a customer of our surgical products business. Sales to Bard under the Bard Agreement represented 33% of our brachytherapy seed segment revenue in 2010. Our surgical products segment also sells to Bard.  Total sales to Bard, including sales in our brachytherapy seed segment and our surgical products segment, represented approximately 11% of consolidated revenue in 2010.

We also had a supply and reseller agreement in our brachytherapy seed business with Core Oncology (“Core”), under which Core became a non-exclusive distributor of our TheraSeed® device in 2010.  Sales to Core were approximately 14% of our brachytherapy segment revenue in 2010 (and 5% of our 2010 consolidated revenue).  Core is also a competitor of ours in the brachytherapy market.  The terms of our brachytherapy related distribution agreement with Bard is currently less than two years.  In February 2011, we terminated our distribution agreement with Core.  There is no assurance that any of our distribution agreements will be extended and if they are not extended, or they are otherwise terminated (such as the Core agreement), how much unit volume being sold through them will be able to be captured by our direct sales force or other distributors that we may utilize.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, new SEC regulations and NYSE rules are creating uncertainty for public companies, and are particularly burdensome for smaller public companies such as ours. We cannot predict or estimate the amount of the additional costs we may incur relating to regulatory developments or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Our success will depend, in part, on our ability to obtain, assert and defend patent rights, protect trade secrets and operate without infringing the proprietary rights of others. We hold rights to issued United States and foreign patents. There can be no assurance that rights under patents held by or licensed to us will provide us with competitive advantages or that others will not independently develop similar products or design around or infringe the patents or other proprietary rights owned by or licensed to us. In addition, there can be no assurance that any patent obtained or licensed by us will be held to be valid and enforceable if challenged by another party.

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

In addition, Medicare covers a substantial percentage of the patients treated for prostate cancer in the United States, and consequently, the costs for prostate cancer treatment are subject to Medicare’s prescribed rates of reimbursement. The utilization of TheraSeed®, I-Seed and many of the products in our surgical products business may be influenced by Medicare’s reimbursement levels, and the policies of other third party payors, which can change periodically. Unfavorable reimbursement levels and confusion regarding potential changes in Medicare have adversely affected sales of our brachytherapy products in the past and could do so in the future.

We believe that Medicare reimbursement policies have affected the brachytherapy market and will continue to affect the brachytherapy market.  Prior to 2010, Medicare continued to reimburse for brachytherapy seeds under the “charges adjusted to costs” methodology, which is based on the actual invoiced cost of the seeds and which we sometimes refer to as a “pass-through” methodology.   Consistent with proposals that CMS attempted unsuccessfully to implement in recent years, CMS published a final hospital OPPS on November 20, 2009.  Under this fixed OPPS, which went into effect on January 1, 2010, the per seed rate at which Medicare reimburses hospitals for the purchase of seeds is fixed annually.  We sometimes refer to this system as “fixed reimbursement”.  We continue to support efforts that urge Congress and CMS to replace this “fixed reimbursement” rule by obtaining a new extension of the “pass-through” reimbursement policies which existed prior to 2010.  Fixed reimbursement policies at CMS can be expected to lead to pricing pressure from hospitals and other healthcare providers and to have an adverse effect on our brachytherapy revenue.  The extent of the effect is impossible for us to predict, especially when fixed reimbursement policies are being introduced at a time that coincides with 1) an industry-wide decline in procedures being performed (and, as a result, a decline in demand for brachytherapy products)  which is attributable, at least in part, to favorable CMS reimbursement rates enjoyed by alternative, less proven, technologies and 2) uncertainties regarding the implementation and impact of healthcare reform generally.  These factors could have an adverse effect on brachytherapy revenue.

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

Our brachytherapy seed products deliver a highly concentrated and confined dose of radiation directly to the prostate from within the patient’s body. Surrounding tissues and organs are typically spared excessive radiation exposure. Our wound closure, vascular access and specialty needle products are also utilized directly on patients. It is an inherent risk of the industries in which we operate that we might be sued in a situation where one of our products results in, or is alleged to result in, a personal injury to a patient, health care provider, or other user. Although we believe that as of the current date we have adequate insurance to address anticipated potential liabilities associated with product liability, any unforeseen product liability exposure in excess of, or outside the scope of, such insurance coverage could adversely affect our operating results. Any such claim brought against us, with or without merit, could result in significant damage to our business.

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

We may require additional capital in the future, and we may be unable to obtain capital on favorable terms or at all.

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

Our cash and cash equivalents represent cash deposits, money market funds, and commercial paper and are invested with a limited number of financial institutions. Investments in marketable securities are made in accordance with our investment policies, which generally allow investments in high-credit quality corporate and municipal obligations. All of these cash, cash equivalents and marketable securities investments are subject to general credit, liquidity, market, interest rate and counterparty risks.  These risks may be exacerbated by the disruptions and volatility in the economic climate, lack of liquidity in the credit and investment markets, economic difficulties encountered by many financial institutions and other economic uncertainties that have in the past and may in the future affect various sectors of the financial markets causing credit and liquidity issues. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.

We face unknown and unpredictable risks related to the economic climate.

Financial markets and the economies in the United States and internationally have experienced extreme disruption in recent periods and volatility and conditions could recur. This can result in severely diminished liquidity and credit availability in the market, which could impair our ability to access capital or adversely affect our operations. An economic downturn may also, among other things:
•	create downward pressure on the pricing of our products;
•	affect the collection of accounts receivable;
•	increase the sales cycle for certain of our products;
•	slow the adoption of new products and technologies;
•	adversely affect our customers, causing them to reduce spending; or
•	adversely affect our suppliers, which could adversely affect our ability to produce our products.

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

We are currently replacing our multiple legacy business systems with a corporate-wide ERP system to handle various business, operating and financial processes.  ERP implementations are complex and time-consuming projects that can involve substantial expenditures for system hardware, software, and implementation activities. Such an integrated, wide-scale implementation is extremely complex and may require transformation of business and financial processes in order to reap the benefits of the ERP system.  Problems or delays in our ERP implementation could result in operational issues including delayed shipments or production, missed sales, inefficiencies in our business operations, billing and accounting errors and other operational issues. Our business and results of operations may be adversely affected if we experience operating problems and/or cost overruns during the ERP implementation process or if the ERP system and the associated process changes do not function as expected or do not give rise to the expected benefits. System delays or malfunctions could also disrupt our ability to timely and accurately process and report the results of our consolidated operations, financial position, and cash flows. This may have a material adverse effect on our business, financial condition and results of operations.

The adoption of healthcare reform in the United States may adversely affect our business, results of operations and/or financial condition.

In March 2010, significant reforms to the healthcare system were adopted as law in the United States. The law includes provisions that, among other things, reduce and/or limit Medicare reimbursement to certain providers, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes. Specifically, the law requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on U.S. sales of most medical devices beginning in 2013. We are still evaluating the impact of this tax on our overall business. Further, many of the provisions contained in the healthcare reform law will be subject to future rule-making.  Various healthcare reform proposals have also emerged at the state level. The new federal law and the state proposals could reduce medical procedure volumes and impact the demand for our products or the prices at which we sell our products. In addition, the excise tax will increase our cost of doing business. Other provisions of the new law may also impact our costs of doing business in the areas of employee benefits and regulatory compliance, among other areas.  The impact of this law and these proposals could have a material adverse effect on our business, results of operations and/or financial condition.

More recently, there have been some lawsuits filed that challenge all or part of the healthcare reform law.  We cannot predict the ultimate outcome of any of the litigation or whether Congress may otherwise revisit some or all of the healthcare reform law during 2011.  Because of these uncertainties, we cannot predict whether any or all of the legislation will be overturned, repealed, or modified and what the impact on our business may be resulting from any such changes.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

Our executive offices are located in Buford, Georgia.  Our manufacturing and development operations are carried out at four principal plants.  We own our brachytherapy seed manufacturing facility, located in Buford, Georgia.  In our surgical products segment we own a manufacturing facility located in Massachusetts, and lease facilities located in Oregon and Texas.  All of our owned and leased spaces are well maintained and suitable for the operations conducted within.

Item 3. Legal Proceedings

During the first quarter of 2010, we initiated a lawsuit to enforce certain non-competition agreements with the former owner of CP Medical and to protect our trade secrets related to that business, among other claims.  Subsequently, we filed a claim in arbitration seeking compensation for the former owner’s breach of his non-competition agreements and misappropriation of trade secrets.  The defendant brought certain counterclaims against us.   The action was settled in October 2010.  Pursuant to the settlement, the litigation has been dismissed, the former owner of CP Medical paid $200,000 to Theragenics while denying all liability, and each party released the other party from any and all claims up to and including the date of settlement.   Other than releases provided by all parties, no other consideration is required from Theragenics.

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

Item 4.  Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock, $.01 par value, (“Common Stock”) is traded on the New York Stock Exchange (NYSE) under the symbol “TGX”. The high and low prices for our Common Stock for each fiscal quarterly period in 2010 and 2009 are as follows:

	High	Low
2010
First Quarter	$1.84	1.25
Second Quarter	1.80	1.04
Third Quarter	1.40	1.10
Fourth Quarter	1.57	1.18

2009
First Quarter	$1.39	$0.79
Second Quarter	1.48	0.86
Third Quarter	1.89	1.04
Fourth Quarter	1.59	1.23

As of February 22, 2011, the closing price of our Common Stock was $1.80 per share. Also, as of that date, there were approximately 385 holders of record of our Common Stock. The number of record holders does not reflect the number of beneficial owners of our Common Stock for whom shares are held by depositary trust companies, brokerage firms and others.

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

(Amounts in thousands, except per share data)	Year ended December 31,
	2010	2009	2008	2007	2006
Statement of Operations Data:
Product sales	$80,683	77,151	$66,447	$61,286	$53,076
License and fee income	1,501	1,175	911	924	1,020
Total revenue	82,184	78,326	67,358	62,210	54,096

Cost of sales	49,155	44,953	36,264	31,994	27,752
Gross profit	33,029	33,373	31,094	30,216	26,344

Selling, general and administrative	24,013	22,020	20,500	19,131	19,951
Amortization of purchased intangibles	3,077	3,441	2,410	1,875	1,371
Research and development	1,942	2,160	1,300	1,365	805
Impairment of goodwill and tradenames	—	—	70,376	—	—
Other operating items	111	3	(147)	500	168
Total operating expenses	29,143	27,624	94,439	22,871	22,295

Earnings (loss) from operations	3,886	5,749	(63,345)	7,345	4,049

Other income (expense), net	(583)	(837)	277	1,502	1,104

Earnings (loss) before income taxes	3,303	4,912	(63,068)	8,847	5,153

Income tax expense (benefit)	1,233	1,837	(4,528)	3,212	(1,712)

Net earnings (loss)	$2,070	3,075	$(58,540)	$5,635	$6,865

Net earnings (loss) per share
Basic and Diluted	$0.06	0.09	$(1.77)	$0.17	$0.21

	December 31,
(In thousands)	2010	2009	2008	2007	2006
Balance Sheet Data:
Cash and cash equivalents	$29,674	$45,326	$39,088	$28,666	$18,258
Marketable securities	10,949	—	1,507	20,123	14,722
Goodwill and other intangible assets, net	12,319	15,464	18,720	50,539	52,586
Total assets	115,187	116,108	114,419	148,821	146,244
Long-term borrowings	23,667	27,000	—	7,500	7,500
Total debt	27,000	30,333	32,000	7,500	7,500
Shareholders’ equity	$80,279	$77,653	$74,110	$132,619	$126,141

Comparability of the selected financial data above is affected by certain material changes in our business, including:

●
The acquisitions of Galt in August 2006 and NeedleTech in July 2008.  The results of operations of acquired companies are included in our consolidated results for periods subsequent to each respective acquisition date,

●	impairment charges related to the write off of goodwill and tradenames in 2008, and
●	refinancing of our credit facility in 2009.

The above list is not intended to identify all material changes in our business in the periods presented.  Rather, we believe the above information is useful in understanding the period to period comparability of the above selected financial data.  Please read the information included elsewhere in this Form 10-K, including Business, Risk Factors, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Statements and Supplementary Data, as well as other information contained herein for a more complete discussion of our business, financial condition, and results of operations.

THERAGENICS CORPORATION

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Business Strategy

Theragenics Corporation®, a Delaware corporation formed in 1981, is a medical device company serving the surgical products and cancer treatment markets, operating in two business segments.  The terms “Company”, “we”, “us”, or “our” mean Theragenics Corporation and all entities included in our consolidated financial statements.

Our surgical products business manufactures, markets and sells disposable devices primarily utilized in certain surgical procedures.  Our brachytherapy seed business manufactures, markets and sells radioactive “seeds” primarily utilized in the treatment of early stage prostate cancer.  At the present time, both of our segments do business primarily in the United States.  Our surgical products business is the faster growing of our businesses and has been supported by the cash flows generated by our market leading brachytherapy seed business and our flagship TheraSeed® brand.  In our surgical products business we plan to grow and diversify revenues by adding product offerings and manufacturing capabilities, expanding the applications and markets in which we compete, and gaining scale to improve profitability.

Our surgical products business was built through the acquisitions of CP Medical Corp. in May 2005, Galt Medical Corporation in August 2006, and Needletech Products, Inc. in July 2008.  We currently manufacture almost 3,500 products in this business as part of three broad product platforms; wound closure, vascular access and specialty needles.  To date we have maintained the names and brands under which each of these companies previously manufactured, marketed and sold their products.  We serve a number of markets and applications, including, among other areas, interventional cardiology, interventional radiology, vascular surgery, orthopedics, plastic surgery, dental surgery, urology, veterinary medicine (sutures), pain management, endoscopy, and spinal surgery. With the exception of veterinary sutures, our surgical products hold relatively small market shares.  Our products include both finished goods and components.  Our products are sold primarily to original equipment manufacturers (“OEMs”) and to a network of distributors.  Our surgical products business has achieved 10% revenue growth in both 2010 and 2009 (growth in 2009 is pro forma, assuming we had acquired Needletech at the beginning of 2008).  We have accomplished this primarily by increasing sales to existing customers and, to a lesser extent, adding new customers.  Further, we achieved this revenue growth during a period of severe economic difficulties.  Our strategy for increasing sales and scale going forward includes: becoming more integral within the supply chain of our customers both for existing products and for our customers’ development programs (which may allow us to increase sales to existing and new customers from all product platforms); developing new products internally; acquiring products, licenses, and other intellectual property; acquiring businesses and; entering certain markets outside the United States.

We have operated our brachytherapy seed business since 1987, emerging from the development stage in 1990.  Historically our brachytherapy seed segment has generated strong cash flows, which have enabled us to diversify our business substantially.  Positive cash flows from our brachytherapy seed business continue despite an industry-wide decline in brachytherapy procedures in the United States which began about five years ago.  The overall brachytherapy industry in the United States is now experiencing difficulties primarily due to competition from other treatments.  Many of these competing treatments enjoy favorable Medicare reimbursement rates relative to brachytherapy reimbursement rates.  We believe this results in a non-level playing field for medical device manufacturers and patients.  One of the primary competitive treatments provided by our radiation oncologist customers is Intensity Modulated Radiation Therapy, or “IMRT”.  IMRT enjoys substantially higher reimbursement rates than brachytherapy, yet clinical studies do not indicate that IMRT delivers improved outcomes.   We believe the market positioning and heavy promotion of robotic surgery for prostate cancer treatment has also adversely affected the number of brachytherapy procedures performed.  Despite these industry-wide difficulties we have maintained positive cash flows in our brachytherapy business for a variety of reasons including, among other things, the relatively fixed nature of our brachytherapy seed manufacturing costs; our ability to anticipate changes in market conditions; our ability to respond to government controlled pricing policies surrounding reimbursement of our products and, more recently; increasing our overall market share.  After 19 consecutive quarters of year over year declines, product revenue in our brachytherapy seed segment (excluding license fees) increased in both third and fourth quarters of 2010 over the 2009 periods.  Indeed, our product sales increased 3% in the second half of 2010 over 2009.  This success in increasing year over year product revenue was primarily due to obtaining new supply agreements with new distributors in 2010, which increased our market share.  One of these new supply agreements was with Core Oncology.  See “Brachytherapy Seed Business” below for additional information on the supply agreement with Core.

At the present time we believe that we have additional opportunities to increase our market share through additional distribution agreements, diversification of our product and service offerings, and potential opportunities in markets outside of the United States.   We believe we have these opportunities to expand and broaden our distribution channels because of, among other things, the reliability of our supply, the quality of our products, the quality of our direct sales force, and our long-term commitment to the brachytherapy industry including patient education, direct to consumer advertising, and congressional lobbying for fair reimbursement.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue
Following is a summary of revenue by segment for each of the three years in the period ended December 31, 2010 (in thousands):

Revenue by segment	Year ended December 31,
	2010	2009	2008
Surgical products
Product sales	$58,991	$53,591	$38,745
License and fee income	36	69	34
Total surgical products	59,027	53,660	38,779

Brachytherapy seed
Product sales	22,287	23,860	27,910
Licensing fees	1,465	1,106	877
Total brachytherapy seed	23,752	24,966	28,787

Intersegment eliminations	(595)	(300)	(208)

Consolidated	$82,184	$78,326	$67,358

Surgical Products Segment

Revenue in our surgical products business increased 10% in 2010 over 2009.  All three of our general product categories, including wound closure, vascular access, and specialty needles, recorded organic growth during 2010.   The majority of our 2010 revenue growth was driven by our vascular access and wound closure products.  Our organic revenue growth was primarily a result of increased sales to existing customers.  Open orders in our surgical products segment were $13.0 million at December 31, 2010 compared to $13.5 million at December 31, 2009.  Open orders represent orders from customers for future delivery that we believe to be firm.  Open orders are not guaranteed shipments, and they are subject to cancellation or delay.

Backlog in our surgical products business was $345,000 at December 31, 2010 and $931,000 at December 31, 2009.  Backlog represents orders included in open orders, but for which we have missed promised shipment dates.

During the first quarter of 2010, we experienced a spike in demand and changes in customer purchasing behavior.  These factors increased our backlog early in 2010. This increase in our backlog added to an already high level of open orders (including backlog) that we had entering into the year.  In an attempt to compensate for the additional lead time we were experiencing in shipping orders, some customers added to existing orders.  We incurred overtime, hired temporary labor, and added shifts, among other actions, to help relieve our backlog and address opportunities during the first quarter.  We have since reduced our backlog.  However, we continued to experience changes in customer purchasing behavior.  These circumstances may continue until customer behavior becomes more predictable and consistent.  A portion of the increase in product sales experienced in 2010 resulted from reducing our backlog.

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

Both our surgical products segment and our brachytherapy seed segment sell to Core Oncology (“Core”).  As discussed below under “Brachytherapy Seed Segment”, we terminated our distribution agreement with Core for brachytherapy seeds in February 2011.  Sales to Core were less than 1% of revenue in our surgical products segment in 2010.

Brachytherapy Seed Segment

We sell our brachytherapy seed products directly to healthcare providers and to third-party distributors.  During 2010, we added two new third-party distributors.  In January 2010 we announced a new distribution agreement with Core; and in July 2010 we announced a new distribution agreement with Oncura, a unit of GE Healthcare.  We also sell our I-Seed I-125 device, and other brachytherapy related products, directly to healthcare providers.  We believe that the industry-wide decline in prostate brachytherapy procedure volume in the United States experienced over the last few years continued during 2010.  Some newer forms of competing treatment have increased their market share, especially those with Medicare reimbursement levels that are higher than reimbursement levels for brachytherapy.  These newer forms of competing treatments include IMRT and robotic surgery.  In addition to treatment options that enjoy favorable reimbursement rates and that reduce demand for brachytherapy procedures, we believe brachytherapy seed volume and revenue are also affected by pricing strategies from other brachytherapy providers and uncertainties surrounding reimbursement.

Our brachytherapy product sales decreased 7% in 2010 from 2009.  Our strategy of increasing market share through new distribution agreements helped to offset the continued year over year industry-wide decline in procedures.  This reduced the decline in product sales we would have otherwise experienced in 2010.  Indeed, our product sales increased 3% in the second half of 2010 compared to the second half of 2009.

We have non-exclusive distribution agreements in place for the distribution of the TheraSeed® device.  Under our third party distribution agreements, we are the exclusive palladium-103 seed supplier for the treatment of prostate cancer for each distributor, and each distributor has the non-exclusive right to sell TheraSeed® in the U.S. and Canada.  Certain agreements also provide distributors with the right to distribute TheraSeed® for the treatment of solid localized tumors other than in the prostate, and with rights to distribute to certain locations outside of North America.  Such applications (non-prostate and outside of North America) have not been material and are not expected to become material in the near future. Our principal non-exclusive distribution agreement is with C.R. Bard (“Bard”).  Our agreement with Bard provides for automatic one year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires December 31, 2012 and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2011. Sales to Bard by our brachytherapy segment represented 33% and 44% of brachytherapy seed segment revenue in 2010 and 2009, respectively.  (Our surgical products segment also sells to Bard.  Total consolidated sales to Bard, including sales in our brachytherapy seed segment and our surgical products segment, represented 11% and 16% of consolidated revenue in 2010 and 2009, respectively).

Core became an additional non-exclusive distributor of TheraSeed® in January 2010.  Sales to Core represented approximately 14% of brachytherapy segment revenue in 2010.  (Our surgical products segment also sells to Core.  Total consolidated sales to Core, including sales in our brachytherapy seed segment and our surgical products segment, represented 5% of consolidated product revenue in 2010).  In February 2011, we terminated our agreement with Core due to Core’s failure to pay its trade receivables in accordance with the contractual terms of the agreement. Core had been attempting to become current with amounts due to us.  However, litigation filed against Core by a third party in late January 2011 created what we view as an unacceptable level of uncertainty surrounding Core’s ability to satisfy their financial obligations to us for both current and ongoing sales.  In the past, healthcare providers have shown strong loyalty to TheraSeed® and we have been highly successful in retaining TheraSeed® customers following the termination of distribution agreements. Healthcare providers who previously purchased TheraSeed® through Core have the opportunity to continue an uninterrupted supply of our product for their patients, either directly from us or through our other distribution channels. To ensure that scheduled patient procedures proceeded as planned, our termination notice provided a transition period during which additional orders from Core have been accepted and honored, including orders from Core on a prepaid basis.  Should Core ultimately satisfy its obligations to us and demonstrate an ability to satisfy its obligations going forward, we would consider reentering into a distribution agreement with Core.  As of  February 25, 2011, we have not experienced a material decline in unit volumes compared to the volumes we would have expected had the Core agreement not been terminated by us.  However, it is difficult to predict how much unit volume we will ultimately be able to retain due to, among other things, uncertainties in the marketplace, a continuing decline in overall industry-wide procedures and competition.  Unless Core demonstrates an ability to pay, certain shipments made to Core in 2011 immediately prior to our notice of termination of the agreement and during the notice period may not meet the revenue recognition criteria of U.S. GAAP, which could affect our 2011 first quarter revenue.

We also currently have non-exclusive distribution agreements for TheraSeed® in place with Oncura (a unit of GE Healthcare) and Brachysciences.  Sales under each of these agreements were less than 10% of our brachytherapy product sales in 2010.  We may pursue additional distribution agreements for both palladium-103 and iodine-125 products in an effort to increase market share.  We may also have opportunities to enter certain markets outside of the United States with an iodine-125 device.

We believe that Medicare reimbursement policies, which have negatively affected the brachytherapy market in prior periods, will continue.  Prior to 2010, Medicare continued to reimburse for brachytherapy seeds under the “charges adjusted to costs” methodology, which is based on the actual invoiced cost of the seeds and which we sometimes refer to as a “pass-through” methodology.   Consistent with proposals that the Centers for Medicare & Medicaid Services (“CMS”) attempted unsuccessfully to implement in recent years, CMS published a final hospital outpatient prospective payment system (“OPPS”) on November 20, 2009.  Under this fixed OPPS, which went into effect on January 1, 2010, the per seed rate at which Medicare reimburses hospitals for the purchase of seeds is fixed annually.  We sometimes refer to this system as “fixed reimbursement”.  We expect to continue to support efforts to urge Congress and CMS to replace this “fixed reimbursement” rule by obtaining a new extension of the “pass-through” reimbursement policies which existed prior to 2010.  Fixed reimbursement policies at CMS can be expected to lead to pricing pressure from hospitals and other healthcare providers, and to have an adverse effect on our brachytherapy revenue.  The extent of the effect is impossible for us to predict, especially when fixed reimbursement policies are being introduced at a time that coincides with 1) an industry-wide decline in procedures being performed (and, as a result, a decline in demand for brachytherapy products) which is attributable, at least in part, due to favorable CMS reimbursement rates enjoyed by alternative, less proven, technologies for early stage prostate cancer treatment and 2) uncertainties regarding the implementation and impact of healthcare reform generally.  These factors could have an adverse effect on brachytherapy revenue.

License fees in our brachytherapy segment increased $359,000, or 32%, in 2010 over 2009.  License fees include fees from the licensing of our TheraSphere® product, a medical device used for the treatment of liver cancer.  Licensing fees also includes fees related to the licensing of certain intellectual property related to an expandable brachytherapy delivery system that we developed. This agreement, which was executed in May 2008, provides for a minimal non-refundable initial license fee and non-refundable continuing royalties based upon sales subject to certain minimums.

Operating income (loss) and costs and expenses

Following is a summary of operating income (loss) by segment for each of the three years in the period ended December 31, 2010 (in thousands):

	Year ended December 31,
	2010	2009	2008
Surgical products
Operating income (loss)	$215	$1,664	$(66,595)
Impairment of goodwill and tradenames	—	—	67,798
Surgical products excluding impairment	215	1,664	1,203

Brachytherapy seed
Operating income	3,685	4,081	3,233
Impairment of goodwill and tradenames	—	—	2,578
Change in estimated value of asset held for sale	—	—	(142)
Brachytherapy seed excluding impairment	3,685	4,081	5,669

Intersegment eliminations	(14)	4	17

Operating income (loss)
Consolidated	$3,886	$5,749	$(63,345)
Excluding impairment	$3,886	$5,749	$6,889

Operating income excluding impairment is a non-GAAP financial measure.  In addition to calculations measuring operating income (loss) as calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we sometimes utilize operating income excluding certain items, such as impairment, to make operational decisions, evaluate performance, prepare internal forecasts and allocate resources.  Operating income excluding impairment is a non-GAAP financial measure which, when compared with operating income (loss) calculated in accordance with GAAP, allows us to more accurately determine whether a given increase or decrease in operations for a given segment is a result of an event that is non-recurring in nature or is reflective of an ongoing performance issue. We believe presentation of this non-GAAP financial measure provides supplemental information that is helpful to an understanding of the operating results of our businesses and period-to-period comparisons of performance.  However, we recognize that the use of non-GAAP measures has limitations, including the fact that they may not be directly comparable with similar non-GAAP financial measures used by other companies. We compensate for these limitations by providing full disclosure of each non-GAAP financial measure and providing a reconciliation to the most directly comparable GAAP financial measure.  All non-GAAP financial measures are intended to supplement the applicable GAAP disclosures and should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

Surgical Products Segment

Operating income in our surgical products segment decreased to $215,000 in 2010 from $1.7 million in 2009.  Affecting profitability in the 2010 periods was a decline in our gross profit margins on product sales.  Our gross profit margins were approximately 36% in 2010 compared to 39% in 2009.  This decline was driven by several factors: spikes in demand early in 2010; continuing changes in customer behavior; pricing pressures; changes in product mix and distribution channels; and the move to our new specialty needle manufacturing facility.

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

We were able to reduce the backlog experienced early in 2010 and reduce or eliminate some of the additional costs we were incurring to address the circumstances that existed during that time.  We also implemented certain measures to better control costs and margins on an ongoing basis. However, we continue to experience changes in customer behavior, ordering and pricing pressures which in turn, cause variability in our gross margins from period to period.  We believe these factors are at least in part being driven by the continued macroeconomic uncertainties prevalent in the U.S. economy.  We expect continued pressure on our gross margins due to these and other factors at least until customer behavior becomes more predictable and consistent.

Also affecting our 2010 gross margins was the move to our new specialty needle facility in July 2010.  We experienced inefficiencies, such as planned downtime, to facilitate the move.  Our new facility, which is 43% larger than our previous operating facilities, also has higher operating costs associated with it.

Another factor reducing income in the 2010 periods was legal fees of $629,000 associated with our initiation of legal action against the former owner of CP Medical.  This legal action was intended to enforce certain non-compete agreements and to protect the trade secrets and other assets of that business, which we acquired in 2005.  We had no such legal fees in 2009.  The action was settled in October 2010, and no further significant legal fees are expected to be incurred in this matter.

Moving related expenses of $570,000 were incurred in 2010 in connection with the move to our new, larger specialty needle manufacturing facility.  These expenses are included in selling, general and administrative expenses and in loss on disposal of assets in our 2010 statement of earnings.  We completed the move to the new facility in the third quarter of 2010, and no further significant moving related expenses are expected to be incurred.

Bad debt expense also increased in 2010, primarily a result of amounts due from Core for which we believe collection is doubtful of approximately $380,000.  Both our surgical products segment and our brachytherapy seed segment sell to Core.  The circumstances surrounding our relationship with Core are discussed above under “Revenue, Brachytherapy Seed Segment”.

Selling, general and administrative expenses, other than the aforementioned legal, moving and bad debt expenses, were 24% of revenue in 2010 compared to 25% in 2009.

Research and development (“R&D”) expenses decreased $380,000, or 18%, in 2010 from 2009.  Our R&D program is intended to focus on product extensions, next generation products, and new products that are complementary to our current product lines and that support our customers’ product lines.  Our R&D program is directed toward 510(k) products and not on products that require lengthy and expensive clinical trials.  We have recently been reassessing the projects in our R&D program in an effort to focus on opportunities with a more immediate impact and to consolidate our R&D efforts.  We believe that opportunities to support programs for our customers may be more attractive for us than developing new products.  Looking forward, our results are expected to be affected by the timing of these investments.

During 2010, we have continued development of a corporate-wide Enterprise Resource Planning (“ERP”) system. As our ERP system was under development, we capitalized certain internal costs associated with its development.  These costs, which consisted primarily of employee payroll and related expenses, totaled $331,000 and $247,000 in 2010 and 2009, respectively, in our surgical products segment.  Upon completion of the ERP system development at each location, these development costs will no longer be capitalized but will be charged as operating expenses.  We expect to complete the system development at the remaining two locations in the next year.

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

Brachytherapy Seed Segment

Operating income in our brachytherapy business decreased to $3.7 million in 2010 from $4.1 million in 2009.  Manufacturing related expenses in our brachytherapy business tend to be relatively fixed in nature.  Accordingly, even modest changes in revenue can have a significant impact on operating income.  The decline in product sales had a negative effect on operating income in 2010.  Operating income in our brachytherapy seed business is expected to continue to be highly dependent on sales levels due to this high fixed cost component.   Increases in our license and fee income contribute to profitability as there are minimal costs associated with those licensing agreements.  The increase in license and fee income in 2010 partially offset the declines in product sales.  We were able to decrease some operating expenses during 2010 including personnel related costs, advertising and professional fees. Looking forward, we may not be able to continue to reduce our operating costs.  Our brachytherapy business also absorbed fewer corporate overhead costs since we allocate corporate costs based upon the relative revenue of our business segments.  Corporate overhead costs allocated to our brachytherapy business declined $320,000 in 2010 from 2009.

Partially offsetting reductions in operating expenses noted in the preceding paragraph was $1.6 million of bad debt expense related to amounts due from Core for which we believe collection is doubtful. We terminated our distribution agreement with Core in February 2011 as discussed above under Revenue, Brachytherapy Seed Segment. We used our judgment in determining the amount due from Core for which collection is doubtful. In making this determination, our estimates and judgment included all facts and circumstances which existed at December 31, 2010 and developments occuring through February 25, 2010 (the date we filed this Annual Report on Form 10-K). We continue to pursue collection of all amounts due to us from Core. If Core demonstrates an ability to pay any or all of the amounts previously considered doubtful, this would represent a change in our estimate. Any resulting change in estimate would in turn reduce our operating expenses in the period in which Core demonstrates an ability to pay any or all of the amounts due to us. In addition, we sold product to Core in January 2011, prior to our termination of our agreement with Core. Unless Core demonstrates an ability to pay, we will have additional charges related to Core receivables in the first quarter of 2011.

Non-operating income/expense

A summary of our interest expense is as follows:
	Year Ended December 31,
	2010	2009	2008

Interest paid or accrued, including loan fees	$982	$822	$841
Fair value adjustment	107	80	—
Interest capitalized	(113)	(37)	—

Total interest expense	$976	$865	$841

Interest expense paid or accrued, including loan fees, is related to our effective interest rates and the level of our outstanding borrowings under our credit facility.  Fair value adjustments are related to our interest rate swaps.  Such fair value adjustments are unrealized losses and reflect the period to period changes in the estimated fair value of our swaps.  Interest capitalized primarily relates to the construction of our new specialty needle manufacturing facility.  Interest capitalized is expected to decline in 2011 as construction on that facility was completed in 2010.  Our weighted average effective rate was 3.0% at December 31, 2010.

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

Other income in 2010 includes $200,000 received in the settlement of the lawsuit with the former owner of CP Medical.  Interest income was not material in 2010 or 2009.

Income tax expense

Our effective income tax rate, which includes federal and state income taxes, was approximately 37% in 2010 and 2009.  In 2010, our tax rate was reduced by approximately $227,000 of state investment tax credits and R&D tax credits.  A significant portion of these credits in 2010 related to the construction of our new needle manufacturing facility, and we expect our tax credits to be substantially lower in 2011 and beyond.  Looking forward, these and other circumstances may continue to cause fluctuations in our effective income tax rate for financial reporting purposes.  Future tax rates can be affected by, among other things, tax expense for items unrelated to actual taxable income (such as the write-off of deferred tax assets associated with share-based compensation), changes in tax regulations, changes in statutory tax rates, changes in the tax jurisdictions in which we must file income tax returns, and many other items that affect the taxability and deductibility of our revenue and expenses and for which we cannot currently predict.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue

Surgical Products Segment

Revenue in our surgical products business increased 38% in 2009 over 2008, primarily as a result of our NeedleTech acquisition.  On a pro forma basis, as if the NeedleTech acquisition had occurred on January 1, 2008, revenue in our surgical products segment would have increased 10% in 2009 over 2008.  All three of our general product categories, including wound closure, introducers and guidewires, and specialty needles, recorded organic growth during 2009.   Our wound closure products performed particularly well, as we believe we provided exceptional value in that application.  A significant portion of the revenues in our surgical business is generated by sales to OEMs and a network of distributors.  Ordering patterns of these customers vary and are difficult to predict.  Accordingly, surgical products revenue is subject to fluctuation, especially on a quarter-to-quarter basis.  In addition, the volatility and disruptions in the U.S. and global economies and credit markets, and other uncertainties due to the economic slowdown have had an effect on our surgical product revenue.  As general economic conditions worsened in the fourth quarter of 2008, scheduled shipping dates for our open orders during the fourth quarter were farther out than we historically experienced.  We did not experience a similar delay in requested shipping dates at the end of 2009.

Brachytherapy Seed Segment

Brachytherapy product sales decreased 15% in 2009 from 2008.  We believe that the industry-wide decline in prostate brachytherapy procedure volume experienced in 2008 continued in 2009.  Some newer forms of competing treatments have increased their market share, especially those with Medicare reimbursement levels that are higher than reimbursement levels for brachytherapy.  These newer forms of competing treatments include IMRT and robotic surgery.  Our revenues also continued to be affected by the performance of our main distributor.  Sales to this distributor declined 22% from 2008 to 2009. We also maintain our own internal brachytherapy sales force that sells TheraSeed® and I-Seed directly to hospitals and physicians. Our direct sales declined 11% in from 2008 to 2009.  Revenue from direct sales was 49% of total brachytherapy segment product revenue in 2009 compared to 47% in 2008.  In addition to competition from treatment options that enjoy favorable reimbursement rates, we believe brachytherapy seed revenue is affected by disruptive pricing from other brachytherapy providers and uncertainties surrounding reimbursement as discussed below.  The average selling price of the TheraSeed® device sold directly to hospitals and physicians during 2009 was comparable to the 2008 period.

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

Sale of asset held for sale in 2008

We completed the sale of our Oak Ridge facility in July 2008. This facility was previously classified as a long-term asset held for sale on our consolidated balance sheet. As part of this transaction, the facility was sold and the underlying land sublease was terminated. The significant portion of the present value of the future payments due under that sublease was previously classified as a long-term contract termination liability in our consolidated balance sheet. The $142,000 gain realized from the completion of the sale in July 2008, including the termination of the sublease, was recognized as an adjustment to the carrying value of the asset held for sale in 2008.

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

In conjunction with our goodwill and intangible asset impairment assessment performed in the fourth quarter of 2008,  we determined that all of our goodwill was impaired and that a portion of our tradenames intangible asset was impaired.  These impairment charges were recorded in the fourth quarter of 2008.  A summary of impairment charges by segment follows (amounts in thousands):

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

Property and equipment. Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of such assets. Our estimates can result in differences from the actual useful lives of certain assets. The significant portion of property and equipment includes cyclotrons, which are utilized in our brachytherapy business, and manufacturing buildings. As of December 31, 2010, we owned and operated eight cyclotrons, the first of which entered service in 1998. The estimated service life of our cyclotron equipment is 15 years.   The estimated service life of our buildings is 30 years.

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

In conjunction with our goodwill and intangible asset impairment assessment performed in the fourth quarter of 2008,  we determined that all of our goodwill was impaired and that a portion of our tradenames intangible asset was impaired.  See Impairment of goodwill and tradenames in 2008 above under Results of Operations.

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

At December 31, 2010, we had an allowance for doubtful accounts in the amount of $2.0 million related to one customer, Core Oncology. We used our judgment in determining the amount due from Core for which collection is doubtful. In making this determination, our estimates and judgment included all facts and circumstances which existed at December 31, 2010, and developments occurring through February 25, 2010 (the date we filed this Annual Report on Form 10-K). We continue to pursue collection of all amounts due to us from Core. If Core demonstrates an ability to pay any or all of the amounts previously considered doubtful, this would represent a change in our estimate. Any resulting change in estimate would in turn reduce our operating expenses in the period in which Core demonstrates an ability to pay any or all of the amounts due to us.

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

Asset Retirement Obligations. We estimate the future cost of asset retirement obligations, discount that cost to its present value, and record a corresponding asset and liability in our consolidated balance sheet. The values ultimately derived are based on many significant estimates, including future decommissioning costs, inflation, cost of capital, and market risk premiums. The nature of these estimates requires us to make judgments based on historical experience and future expectations. Revisions to the estimates may be required based on such things as changes to cost estimates or the timing of future cash outlays. Any such changes that result in upward or downward revisions in the estimated obligation will result in an adjustment to the related capitalized asset and corresponding liability on a prospective basis.  Our asset retirement obligations consist primarily of decommissioning obligations related to our brachytherapy seed manufacturing equipment and facilities.

Share-based compensation. We account for share-based compensation in accordance with the fair value recognition provisions of guidance issued by FASB.  Under this method, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. In order to determine the fair value of stock options on the date of grant, we utilize the Black-Scholes model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. The risk-free interest rate and dividend yield are based on factual data derived from public sources. The expected stock-price volatility and option life assumptions require significant judgment, which makes them critical accounting estimates. Our expected volatility is based upon weightings of the historical volatility of our stock. With respect to the weighted-average option life assumption, we consider the exercise behavior of past grants and model the pattern of aggregate exercises.

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

We review all of our tax positions. The tax benefits of uncertain tax positions are recognized only if it is more likely than not that we will be able to sustain a position taken on an income tax return. We have concluded that there were no significant uncertain tax positions as of December 31, 2010 and 2009. Our policy is to recognize accrued interest expense and penalties associated with uncertain tax positions as a component of income tax expense.

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

Commitments and Other Contractual Obligations

Contractual Obligations

We lease equipment and production, warehouse, office and other space under non-cancelable leases that expire at various dates through May 2013. We also have $27.0 million of borrowings outstanding under our credit facility. Our contractual obligations as of December 31, 2010 are as follows (amounts in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Obligation
Operating lease obligations (1)
Rental space and equipment	$1,028	$448	$580	$—	$—

Borrowings under credit agreement (2)	27,000	3,333	23,667	—	—
Interest payable on borrowings (3)	1,337	772	565	—	—
Total borrowings	28,337	4,105	24,232	—	—

Other obligations	793	140	653	—	—

Total	$30,158	$4,693	$25,465	$—	$—

(1)	Represents minimum rental payments for operating leases, one of which is subject to adjustment based on the Consumer Price Index.
(2)	Includes $5.0 million term loan payable at $3.3 million annually through June 2012, and $22.0 million outstanding under $30.0 million revolving credit facility, which matures October 2012.
(3)	Interest on outstanding borrowings under credit facility at December 31, 2010 is based on effective interest rates at December 31, 2010.

Letter of Credit

We have a letter of credit outstanding under the credit facility as of December 31, 2010 totaling $946,000. This letter of credit is related to asset retirement liabilities of long-lived assets.

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

We have cash, cash equivalents and marketable securities of $40.6 million at December 31, 2010.  Marketable securities consisted primarily of high-credit quality corporate and municipal obligations in accordance with our investment policies. At December 31, 2009, we had $45.3 million of cash and cash equivalents. We held no marketable securities at December 31, 2009.  See Cash, Cash Equivalents and Marketable Securities below for more information.

Working capital was $57.1 and $59.6 million at December 31, 2010 and 2009, respectively.

Cash provided by operations was $7.9 million in 2010 compared to $11.6 million in 2009.  Cash provided by operations consists of net earnings, plus non-cash expenses such as depreciation, amortization, deferred income taxes, and changes in balance sheet items such as accounts receivable, inventories, prepaid expenses and payables. The decline in 2010 was primarily a result of the decline in net income; an increase in accounts receivable (net of allowances) in our brachytherapy segment resulting from increased revenue in the fourth quarter; and an increase in inventories to support growth in our surgical products segment. The timing of payments for other current liabilities had a positive effect on 2010 cash flows compared to 2009.  Finally, cash from operations in 2009 also benefited from a $1.5 million tax refund received during the year as a result of the use of an income tax loss generated in 2008.  During 2010, we had no significant remaining tax loss carryforwards and paid income taxes at our normal rates.

Capital expenditures totaled $9.1 million in 2010 and $5.0 million in 2009. The 2010 expenditures were primarily for the construction of our new specialty needle manufacturing facility and, to a lesser extent, the development of our new ERP system.  Construction of our new facility was completed in July 2010.   In the first quarter of 2010, we implemented our new ERP systems at two of our four primary locations with no significant interruptions in our day to day operations. We expect to complete the ERP implementation at our remaining locations over the next year. Looking forward, we expect our rate of 2011 capital expenditures to be less than 2010 as construction of our new needle manufacturing plant has been completed.

Cash used by financing activities was $3.3 million in 2010 compared to $1.9 million in 2009.  Cash used for financing activities primarily consisted of principal repayments of our outstanding borrowings, in accordance with the terms of our credit facility.  The terms of our credit facility require principal payments of $3.3 million annually through May 2012.

R&D expenses were $1.9 million in 2010 and $2.2 million in 2009. We expect to continue to use cash in 2011 to support growth in the surgical products segment, especially for R&D.  Looking forward, we expect R&D expense levels in 2011 to be similar to 2010.  However, R&D activities can be complex, and expense levels are also dependent upon the discovery of opportunities of which we are not currently aware.  Accordingly, R&D expenses are subject to significant variability form period to period.

We may also continue to use cash for increased marketing and support activities in our brachytherapy seed business, and in the pursuit of additional diversification efforts such as product development, the purchase of technologies, products or companies, and other strategic initiatives. We believe that current cash, cash equivalents, and investment balances and cash from future operations will be sufficient to meet our current short-term anticipated working capital and capital expenditure requirements. However, continued disruption and instability in the U.S. and global financial markets and worldwide economies may hinder our ability to take advantage of opportunities for long-term growth in our businesses. In the event additional financing becomes necessary, we may choose to raise those funds through other means of financing as appropriate.

Credit Agreement

We have a Credit Agreement with a financial institution which provides for up to $30 million of borrowings under a revolving credit facility (the “Revolver”) and a $10 million term loan (the “Term Loan”).  The Revolver matures on October 31, 2012 with interest payable at the London Interbank Offered Rate (“LIBOR”) plus 2.25%.  Maximum borrowings under the Revolver can be increased to $40 million with the prior approval of the lender under an accordion feature.  As of December 31, 2010, borrowings of $22.0 million and $5.0 million were outstanding under the Revolver and Term Loan, respectively, and letters of credit totaling $946,000, representing decommission funding required by the Georgia Department of Natural Resources, were outstanding under the Credit Agreement. The Term Loan is payable in thirty-six equal monthly installments of $278,000 plus interest at LIBOR plus 1.75%, through July 2012.  The Credit Agreement is unsecured but provides for a lien to be established on substantially all of our assets upon certain events of default.  The Credit Agreement contains representations and warranties, as well as affirmative, reporting and negative covenants customary for financings of this type.  Among other things, the Credit Agreement restricts the incurrence of certain additional debt and requires the maintenance of certain financial ratios, including a minimum fixed charge coverage ratio, a maximum liabilities to tangible net worth ratio, and the maintenance of minimum liquid assets of $10 million, as all such ratios and terms are defined in the Credit Agreement.

We amended our Credit Agreement effective as of June 30, 2010 (the “Amendment”) to, among other things, temporarily reduce the quarterly minimum fixed charge coverage ratio to accommodate the unusually high rate of capital expenditures over the previous twelve months, principally related to our new specialty needle manufacturing facility.  The amendment also provides for the exclusion of certain moving related expenses to be incurred during 2010 from the fixed charge coverage ratio and eliminates the $10 million limitation on annual capital expenditures.  The minimum fixed charge coverage ratio will gradually increase on a quarterly basis until it equals the pre-amendment ratio level for the quarterly measurement period ending March 31, 2011 and for subsequent measurement periods.  We were in compliance with all covenants, as amended, as of December 31, 2010.

In the event that we do not maintain the required minimum fixed charge coverage ratio or comply with other covenants under the Credit Agreement, and an event of default occurs under the Credit Agreement that is not cured, waived or otherwise addressed, the financial institution could in certain circumstances accelerate the maturity of all borrowings outstanding under the Credit Agreement and claim a lien on substantially all of our assets.  As of December 31, 2010, we had outstanding borrowings under our Credit Agreement of $27.0 million, cash and cash equivalents of $29.7 million, and marketable securities of $10.9 million.

We also have certain interest rate swap agreements to manage our variable interest rate exposure.  We entered into a floating to fixed rate swap with respect to the entire principal amount of the Term Loan, at a fixed interest rate of 3.27%, and a separate floating to fixed rate swap with respect to $6.0 million of the principal amount outstanding under the Revolver, at a fixed interest rate of 4.26%.  Both interest rate swaps expire on June 1, 2012.  Our weighted average effective interest rate at December 31, 2010 was 3.0%.

Cash, Cash Equivalents and Marketable Securities

Our cash and cash equivalents include bank deposits, money market funds, U.S. Treasury securities, and commercial paper held at a limited number of financial institutions. We review our investments in marketable securities and cash equivalents for impairment based on both quantitative and qualitative criteria that include the extent to which cost exceeds market value, the duration of any market decline, our intent and ability to hold to maturity or expected recovery, and the creditworthiness of the issuer. We perform research and analysis, and monitor market conditions to identify potential impairments.  Looking forward, we may invest our funds in higher yielding investments if those investments meet the conservative criteria established by our investment policies and the macroeconomic outlook becomes clearer.  Funds available for investment have and will continue to be utilized for our current and future expansion programs, for strategic opportunities for growth and diversification, and for installment payments on the Term Loan. As funds continue to be used for these purposes, and as interest rates continue to change, we expect interest income to fluctuate accordingly.  Due to the disruptions, volatility and uncertainties related to the U.S. and global investment and credit markets we are exposed to the risk of further changes in fair value of our cash equivalents and marketable securities in future periods, which may cause us to take impairment charges that are not currently anticipated. While we will continue to research, analyze and monitor our investments, we cannot predict what the effect of current investment and credit market circumstances might have on our portfolio going forward.

Medicare Developments

Prior to 2010, Medicare continued to reimburse for brachytherapy seeds under the “charges adjusted to costs” methodology, which is based on the actual invoiced cost of the seeds and which we sometimes refer to as a “pass-through” methodology.   Consistent with proposals that CMS attempted unsuccessfully to implement in recent years, CMS published a final hospital OPPS on November 20, 2009.  Under this fixed OPPS, which went into effect on January 1, 2010, the per seed rate at which Medicare reimburses hospitals for the purchase of seeds is fixed annually.  We sometimes refer to this system as “fixed reimbursement”.  We continue to support efforts that urge Congress and CMS to replace this “fixed reimbursement” rule by obtaining a new extension of the “pass-through” reimbursement policies which existed prior to 2010.  Fixed reimbursement policies at CMS can be expected to lead to pricing pressure from hospitals and other healthcare providers, and to have an adverse effect on our brachytherapy revenue.  The extent of the effect is impossible for us to predict, especially when fixed reimbursement policies are being introduced at a time that coincides with 1) an industry-wide decline in procedures being performed (and, as a result, a decline in demand for brachytherapy products) which is attributable, at least in part, to favorable CMS reimbursement rates enjoyed by alternative, less proven, technologies and 2) uncertainties regarding the implementation and impact of healthcare reform generally.  These factors could have an adverse effect on brachytherapy revenue.

Forward Looking and Cautionary Statements

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding sales, marketing and distribution efforts, ordering patterns of customers, future costs to address significant changes in demand, short term volatility of our results, our expectation regarding changes in product mix and sales channels, with sales through OEM channels generally carrying a relatively lower gross profit margin and sales through distributor channels generally carrying a somewhat higher gross profit margin, our ability to control operating expenses, effects of healthcare reform, third-party reimbursement, CMS policy, sales mix, effectiveness and continuation of non-exclusive distribution agreements, pricing for the TheraSeed® and I-Seed devices, anticipated growth in the surgical products business segment,  the increasing scale of our surgical products business, the move to a new and larger specialty needle manufacturing facility, which is expected to have higher maintenance and operating costs, future cost of sales and gross margins, R&D efforts and expenses (including our centralized, corporate-wide R&D initiative), investment in additional personnel, infrastructure and capital assets, implementation of a new Enterprise Resource Planning system, future SG&A expenses, potential new products and opportunities, future results in general, plans and strategies for continuing diversification, valuation of marketable securities and cash equivalents we may hold, and the sufficiency of our liquidity and capital resources.

Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the following factors. You should not consider this list to be a complete statement of all potential risks and uncertainties:

●	Changes in the U.S. healthcare industry and regulatory environment;
●	competition;
●	new product development cycles;
●	development and growth of new applications within our markets;
●	changes in FDA regulatory approval processes;
●	effectiveness and execution of marketing and sales programs, including those of our distributors;
●	changes in third-party reimbursement, including CMS and private payors;
●	potential changes in product pricing;
●	changes in costs and availability of materials and other operating costs;
●	continued acceptance of our products in the marketplace;
●	changes in demand for products;
●	our ability to meet customer demands and/or the need to incur additional costs and inefficiencies to meet such demand;
●	a reduction in the number of procedures utilizing our devices caused by cost containment pressures, alternative therapies, or by other reasons;
●	our ability to successfully identify, consummate and integrate strategic acquisitions;
●	our ability to capitalize on opportunities for growth;
●	increased costs or product delays required to comply with existing and changing regulations applicable to our businesses, operations and products;
●	effectiveness of implementation of our new ERP system;
●	ability to realize our estimate of fair value upon sale or liquidation of cash, cash equivalents and marketable securities that we may hold;
●	retention of key employees;
●	damage to one or more of our facilities;
●	volatility in U.S. and global financial markets;
●	substantial defaults in payments or a material reduction in purchases by, or loss of, a large customer;
●	changes in circumstances that could impair our intangible assets;
●	new or revised tax legislation or challenges to our tax positions;
●	changes in accounting principles generally accepted in the United States of America;
●	general economic conditions, including changes in the financial markets that may affect the availability and cost of credit to us, our customers or our suppliers; and
●	the other factors set forth or incorporated by reference under “Risk Factors”.

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

	2010				2009
	First Qtr	Second Qtr	Third Qtr	Fourth Qtr	First Qtr	Second Qtr	Third Qtr	Fourth Qtr
	(Amounts in thousands, except per share data)

Total revenue	$20,318	$20,777	$20,412	$20,677	$20,077	$20,219	$19,344	$18,686
Cost of sales	12,471	11,953	11,919	12,812	11,370	11,082	10,783	11,718
Gross profit	7,847	8,824	8,493	7,865	8,707	9,137	8,561	6,968
Selling, general and administrative	5,904	6,118	5,889	6,102	6,029	5,509	5,607	4,875
Amortization of purchased intangibles	846	805	728	698	871	871	853	846
Research and development	440	414	529	559	603	588	521	448
Loss on sale of assets	—	39	72	—	—	2	1	—
Other income (expense)	(287)	(161)	(230)	95	(120)	(149)	(354)	(214)
Earnings before income taxes	370	1,287	1,045	601	1,084	2,018	1,225	585
Income tax expense	226	505	274	228	477	747	426	187
Net earnings	$144	$782	$771	$373	$607	$1,271	$799	$398

Earnings per share:
Basic	$0.00	$0.02	$0.02	$0.01	$0.02	$0.04	$0.02	$0.01
Diluted	$0.00	$0.02	$0.02	$0.01	$0.02	$0.04	$0.02	$0.01
Weighted average shares outstanding:
Basic	33,213	33,266	33,276	33,280	33,104	33,145	33,161	33,176
Diluted	33,362	33,374	33,407	33,508	33,133	33,198	33,244	33,304

Inflation

We do not believe that the relatively moderate levels of inflation, which have been experienced in the United States in recent years, have had a significant effect on our results of operations.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

We have exposure to market risk as a result of changing interest rates on a portion of our borrowings under our Credit Agreement.  We have outstanding borrowings of $5 million under our Credit Agreement in the form of a Term Loan that is payable in equal monthly installments of approximately $278,000 plus interest through July 2012.  Interest is payable at LIBOR plus 1.75%.  We have entered into a floating to fixed rate swap agreement that expires in July 2012 with respect to the outstanding amount of the Term Loan at a fixed interest rate of 3.27%.  We also have outstanding borrowings of $22 million under the Revolver component of our Credit Agreement.  The Revolver matures in October 2012. Interest on outstanding borrowings under the Revolver is payable at LIBOR plus 2.25%. We entered into a separate floating to fixed rate swap that expires in July 2012 with respect to $6 million of the principal amount outstanding under the Revolver at a fixed interest rate of 4.26%.   Accordingly, we are exposed to changes in interest rates on outstanding borrowings in excess of $6 million under our Revolver.  A hypothetical 1% change in the interest rate applicable to the borrowings in excess of $6 million would result in an increase or decrease in interest expense of $160,000 per year before income taxes, assuming the same level of borrowings.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010, the end of the period covered by this annual report.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that assessment, we believe that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting

During 2010, we have continued development of a corporate-wide Enterprise Resource Planning (“ERP”) system.  Our new ERP system is expected to standardize and automate business processes, to improve operational and financial performance, and to enhance internal controls.  We implemented our new ERP system at two of our four primary locations during the first quarter of 2010. The implementation of our new ERP system at these two locations has resulted in changes to our business processes and internal controls over financial reporting.  Our new ERP system has not yet been implemented at our other locations.

No changes in our internal control over financial reporting were identified as having occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Further changes in our internal control over financial reporting are expected as we complete the implementation of our new ERP system at our remaining locations.

 Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance*

We have adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers and a Code of Conduct for all employees, including Directors. These codes are available on our website at http://www.theragenics.com. These codes are also available without charge upon request directed to Investor Relations, Theragenics Corporation, 5203 Bristol Industrial Way, Buford, Georgia 30518. We intend to disclose amendments or waivers of these codes with respect to the Chief Executive Officer, Senior Financial Officers or Directors required to be disclosed by posting such information on our website.

Our Chief Executive Officer is required to certify to the New York Stock Exchange each year that she was not aware of any violation by us of the Exchange’s corporate governance listing standards. Our Chief Executive Officer made her annual certification to that effect to the New York Stock Exchange on June 1, 2010. This report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 and Section 302 of the Sarbanes-Oxley Act of 2002.

Item 11. Executive Compensation*

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*

Item 13. Certain Relationships and Related Transactions, Director Independence*

Item 14. Principal Accounting Fees and Services*

*           Except as set forth above, the information called for by Items 10, 11, 12, 13 and 14 is omitted from this Report and is incorporated by reference to the definitive Proxy Statement to be filed by us not later than 120 days after December 31, 2010, the close of our fiscal year.

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

10.4
Amended and Restated Credit Agreement dated May 27, 2009 among the Company, C.P. Medical Corporation, Galt Medical Corp., NeedleTech Products, Inc. and Wachovia Bank, National Association, together with related Term Loan Note and Amended, Restated and Consolidated Line of Credit Note (incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the quarterly period ended July 5, 2009)

10.5
First Amendment dated August 4, 2010 and effective as of June 30, 2010 to the Amended and Restated Credit Agreement dated May 27, 2009 among the Company, C.P. Medical Corporation, Galt Medical Corp., NeedleTech Products, Inc. and Wells Fargo Bank, National Association, successor in interest by merger to Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 6, 2010)

10.6	Theragenics Corporation 1995 Stock Option Plan* (incorporated by reference to Exhibit 10.1 of the Company’s common stock registration statement on Form S-8, file no. 333-15313)

10.7	1997 Stock Incentive Plan* (incorporated by reference to Appendix B of the Company’s Proxy Statement for its 1997 Annual Meeting of Stockholders filed on Schedule 14A)

10.8	Theragenics Corporation 2000 Stock Incentive Plan* (incorporated by reference to Exhibit 10.16 of the Company’s report on Form 10-K for the year ended December 31, 1999)

10.9	Employment Agreement dated April 13, 2000 of M. Christine Jacobs* (incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the quarterly period ended March 31, 2000)

10.9A
First Amendment dated July 8, 2003 to Executive Employment Agreement for M. Christine Jacobs* (incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the quarterly period ended June 30, 2003)

10.9B
Amendment to Employment Agreement dated August 8, 2006, between Theragenics Corporation and M. Christine Jacobs* (incorporated by reference to Exhibit 10.3 of the Company’s report on Form 10-Q for the quarterly period ended July 2, 2006)

10.9C
Amendment to Employment Agreement dated December 31, 2008, between Theragenics Corporation and M. Christine Jacobs* (incorporated by reference to Exhibit 10.11C of our report on Form 10-K for the year ended December 31, 2008)

10.10	Employment Agreement dated January 1, 1999 of Bruce W. Smith* (incorporated by reference to Exhibit 10.22 of the Company’s report on Form 10-K for the year ended December 31, 1998)

10.10A	Amendment to Executive Employment Agreement dated June 29, 1999 for Bruce W. Smith* (incorporated by reference to Exhibit 10.18 of the Company’s report on Form 10-K for year ended December 31, 2002)

10.10B
Second Amendment dated June 15, 2001 to Executive Employment Agreement for Bruce W. Smith* (incorporated by reference to Exhibit 10.19 of the Company’s report on Form 10-K for year ended December 31, 2002)

10.10C
Third Amendment dated September 3, 2002 to Executive Employment Agreement for Bruce W. Smith* (incorporated by reference to Exhibit 10.20 of the Company’s report on Form 10-K for year ended December 31, 2002)

10.10D
Fourth Amendment dated May 28, 2003 to Executive Employment Agreement for Bruce W. Smith* (incorporated by reference to Exhibit 10.2 of the Company’s report on Form 10-Q for the quarterly period ended June 30, 2003)

10.10E	Fifth Amendment to Executive Employment Agreement for Bruce W. Smith* (incorporated by reference to Exhibit 10.15E of the Company’s report on Form 10-K for the year ended December 31, 2005)

10.10F
Amendment to Employment Agreement dated December 31, 2008, between Theragenics Corporation and Bruce W. Smith* (incorporated by reference to Exhibit 10.11C of our report on Form 10-K for the year ended December 31, 2008)

10.11	Forms of Option Award for grants prior to 2007* (incorporated by reference to Exhibit 10.22 of the Company’s report on Form 10-K for the year ended December 31, 2004)

10.12	Advisor to the Chief Executive Officer Agreement dated February 3, 2011 with John Herndon*

10.13	Form of Directors and Officers Indemnification Agreement* (incorporated by reference to Exhibit 10.28 of the Company’s report on Form 10-K for the year ended December 31, 2003)

10.14	Form of Restricted Stock Agreement for directors as of May 2005* (incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the quarterly period ended July 3, 2005)

10.15
Employment Agreement between the Company and Francis J. Tarallo dated August 10, 2005* (incorporated by reference to Exhibit 10.5 of the Company’s report on Form 10-Q for the quarterly period ended July 3, 2005)

10.15A	Amendment to Employment Agreement dated December 31, 2008, between Theragenics Corporation and Francis J. Tarallo*

10.16	Theragenics Corporation Incentive Stock Option Award for 2007 grants* (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated February 20, 2007)

10.17	Restricted Stock Award Pursuant to the Theragenics Corporation 2006 Stock Incentive Plan for 2007 grants* (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated February 20, 2007)

10.18	Theragenics Corporation Amended and Restated 2007 Long-Term Cash Incentive Plan* (incorporated by reference to Exhibit 10.24 of the Company’s Form 10-K for the year ended December 31, 2007)

10.19	Employment Agreement dated May 6, 2005 by and between the Company and Patrick Ferguson* (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 12, 2005)

10.20
Theragenics Corporation 2006 Stock Incentive Plan* (incorporated by reference to Appendix A to the Company’s definitive proxy statement for its May 9, 2006 annual meeting of stockholders filed with the Securities and Exchange Commission on March 27, 2006).

10.20A	First Amendment to Theragenics Corporation 2006 Stock Incentive Plan* (incorporated by reference to Exhibit 18.1 on Form 8-K filed November 13, 2006)

10.21
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

10.30
Standard Form Commercial Lease between Chartier-Tate, LLC and NeedleTech Products, Inc. dated April 19, 2006 and Amendment dated May 22, 2008 (incorporated by reference to Exhibit 10.40 of the Company’s Form 10-K for the year ended December 31, 2008)

10.31	Employment Agreement between Theragenics Corporation and Joseph Plante, dated as of January 6, 2011*

10.32	Theragenics Corporation Cash Incentive Plan*

23.1	Consent of Dixon Hughes PLLC

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERAGENICS CORPORATION
(Registrant)

	By:	/s/ M. Christine Jacobs
M. Christine Jacobs
Chief Executive Officer
Dated: February 25, 2011
Buford, Georgia

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ M. Christine Jacobs	Chief Executive Officer	2/25/11
M. Christine Jacobs	(Principal Executive Officer)
President and Chairman

/s/ Francis J. Tarallo	Chief Financial Officer (Principal Financial	2/25/11
Francis J. Tarallo	and Accounting Officer) and Treasurer

/s/ Kathleen A. Dahlberg	Director	2/25/11
Kathleen A. Dahlberg

/s/ K. Wyatt Engwall	Director	2/25/11
K. Wyatt Engwall

/s/ John V. Herndon	Director	2/25/11
John V. Herndon

/s/ C. David Moody, Jr.	Director	2/25/11
C. David Moody, Jr.

/s/ Peter A.A. Saunders	Director	2/25/11
Peter A. A. Saunders

THERAGENICS CORPORATION®

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Theragenics Corporation

We have audited the accompanying consolidated balance sheets of Theragenics Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive earnings (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The Company was not required to have, nor were we engaged to perform, an examination of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, included in Management’s Report on Internal Control over Financial Reporting, referred to in Item 9A of the Company’s Annual report on Form 10-K, and, accordingly, we do not express an opinion thereon.

/s/ DIXON HUGHES PLLC

Atlanta, Georgia
February 25, 2011

Theragenics Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE EARNINGS (LOSS)

 Year ended December 31,

(Amounts in thousands, except per share data)

	2010	2009	2008
Revenue
Product sales	$80,683	$77,151	$66,447
License and fee income	1,501	1,175	911
	82,184	78,326	67,358
Cost of sales	49,155	44,953	36,264
Gross profit	33,029	33,373	31,094

Operating expenses
Selling, general and administrative	24,013	22,020	20,500
Amortization of purchased intangibles	3,077	3,441	2,410
Research and development	1,942	2,160	1,300
Change in estimated value of asset held for sale	—	—	(142)
Impairment of goodwill and tradenames	—	—	70,376
Loss (gain) on sale of equipment	111	3	(5)
	29,143	27,624	94,439

Earnings (loss) from operations	3,886	5,749	(63,345)

Other income (expense)
Interest income	99	25	1,065
Interest expense	(976)	(865)	(841)
Other, net	294	3	53
	(583)	(837)	277

Earnings (loss) before income taxes	3,303	4,912	(63,068)

Income tax expense (benefit)	1,233	1,837	(4,528)

NET EARNINGS (LOSS)	$2,070	$3,075	$(58,540)

NET EARNINGS (LOSS) PER SHARE
Basic	$0.06	0.09	$(1.77)
Diluted	$0.06	0.09	$(1.77)

WEIGHTED AVERAGE SHARES
Basic	33,259	33,145	33,066
Diluted	33,485	33,269	33,066

COMPREHENSIVE EARNINGS (LOSS)
Net earnings (loss)	$2,070	3,075	(58,540)
Other comprehensive earnings, net of taxes
Reclassification adjustment for loss included in net earnings (loss)	1	—	347
Unrealized gain (loss) on securities arising during the year	11	—	(291)
Total other comprehensive earnings	12	—	56
Total comprehensive earnings (loss)	$2,082	3,075	(58,484)

The accompanying notes are an integral part of these consolidated financial statements.

Theragenics Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31,

(Amounts in thousands, except per share data)

	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$29,674	$45,326
Marketable securities	10,949	—
Trade accounts receivable, less allowance of $2,413 in 2010 and $384 in 2009	9,567	8,999
Inventories	13,116	11,636
Deferred income tax asset	1,843	1,096
Refundable income taxes	—	645
Prepaid expenses and other current assets	917	857
Total current assets	66,066	68,559

Property and equipment, net	36,722	31,999
Intangible assets, net	12,319	15,464
Other assets	80	86

Total assets	$115,187	$116,108

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,887	$1,845
Accrued salaries, wages and payroll taxes	2,340	2,303
Short-term borrowings	3,333	3,333
Income taxes payable	8	—
Other current liabilities	1,400	1,491
Total current liabilities	8,968	8,972

Long-term borrowings	23,667	27,000
Deferred income taxes	1,213	1,365
Decommissioning retirement	749	696
Other long-term liabilities	311	422
Total liabilities	34,908	38,455

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock - authorized 100,000 shares of $.01 par value; issued and outstanding, 33,651 in 2010 and 33,435 in 2009	336	334
Additional paid-in capital	73,902	73,360
Retained earnings	6,029	3,959
Accumulated other comprehensive gain	12	—
Total shareholders’ equity	80,279	77,653

Total liabilities and shareholders’ equity	$115,187	$116,108

The accompanying notes are an integral part of these consolidated financial statements.

Theragenics Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three years ended December 31, 2010

(Amounts in thousands, except per share data)

	Common Stock
	Number of Shares	Par value $0.01	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance, December 31, 2007	33,274	$333	$72,918	$59,424	$(56)	$132,619

Tax benefit related to stock plans	—	—	7	—	—	7

Issuance of restricted shares	159	1	(1)	—	—	—

Restricted shares forfeited	(23)	—	—	—	—	—

Issuance of common stock upon vesting of restricted units	27	—	—	—	—	—

Retirement of common stock received in settlement for other receivable	(202)	(2)	(695)	—	—	(697)

Employee stock purchase plan	8	—	31	—	—	31

Share-based compensation	—	—	634	—	—	634

Other comprehensive income	—	—	—	—	56	56

Net loss for the year	—	—	—	(58,540)	—	(58,540)

Balance, December 31, 2008	33,243	$332	$72,894	$884	$—	$74,110

Theragenics Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – Continued

 For the three years ended December 31, 2010

(Amounts in thousands, except per share data)

	Common Stock
	Number of Shares	Par value $0.01	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance, December 31, 2008	33,243	$332	$72,894	$884	$—	$74,110

Issuance of restricted shares	166	2	(2)	—	—	—

Restricted shares retired and forfeited	(64)	(1)	(7)	—	—	(8)

Issuance of common stock upon vesting of restricted units	64	1	(1)	—	—	—

Employee stock purchase plan	26	—	26	—	—	26

Share-based compensation	—	—	450	—	—	450

Net earnings for the year	—	—	—	3,075	—	3,075

Balance, December 31, 2009	33,435	$334	$73,360	$3,959	$—	$77,653

Issuance of restricted shares	205	2	(2)	—	—	—

Employee stock purchase plan	11	—	11	—	—	11

Share-based compensation	—	—	533	—	—	533

Other comprehensive income	—	—	—	—	12	12

Net earnings for the year	—	—	—	2,070	—	2,070

Balance, December 31, 2010	33,651	$336	$73,902	$6,029	$12	$80,279

The accompanying notes are an integral part of these consolidated statements.

 Theragenics Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,

(Amounts in thousands)

	2010	2009	2008
Cash flows from operating activities:
Net earnings (loss)	$2,070	3,075	$(58,540)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	7,207	6,927	5,626
Deferred income taxes	(907)	421	(4,535)
Share-based compensation	533	450	634
Provision for allowances	1,959	(82)	362
Loss on marketable securities	1	2	347
Change in estimated value of asset held for sale	—	—	(142)
Decommissioning retirement liability	53	50	44
Loss (gain) on sale of equipment	111	3	(5)
Impairment of goodwill and tradenames	-	-	70,376
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(2,628)	(462)	984
Inventories	(1,379)	108	(244)
Refundable income taxes	645	859	(1,504)
Prepaid expenses and other current assets	(60)	272	458
Other assets	6	(7)	19
Trade accounts payable	(1)	408	(380)
Accrued salaries, wages and payroll taxes	37	335	(236)
Income taxes payable	8	(209)	(1,235)
Other current liabilities	342	(838)	802
Other	(111)	275	(580)

Net cash provided by operating activities	7,886	11,587	12,251

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired of $3.8 million	—	—	(46,063)
Purchases and construction of property and equipment	(9,065)	(4,980)	(1,531)
Proceeds from sale of equipment and asset held for sale	7	—	1,576
Purchases of marketable securities	(14,927)	—	(8,000)
Maturities of marketable securities	3,095	500	6,399
Proceeds from sales of marketable securities	674	1,005	21,949

Net cash used in investing activities	(20,216)	(3,475)	(25,670)

Theragenics Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

Year ended December 31,

(Amounts in thousands)

	2010	2009	2008
Cash flows from financing activities:
Proceeds from borrowings under credit facility	—	—	24,500
Repayment of borrowings	(3,333)	(1,667)	—
Loan fees on refinancing of credit facility	—	(225)	—
Retirement of common stock	—	(8)	(697)
Proceeds from exercise of stock options and stock purchase plan	11	26	31
Excess tax benefit related to share plans	—	-	7

Net cash (used) provided by financing activities	(3,322)	(1,874)	23,841

Net (decrease) increase in cash and cash equivalents	(15,652)	6,238	10,422

Cash and cash equivalents at beginning of year	45,326	39,088	28,666

Cash and cash equivalents at end of year	$29,674	$45,326	$39,088

Supplementary Cash Flow Disclosure

Interest paid	$920	$842	$793
Income taxes paid	$1,486	$766	$2,282

Non-cash investing and financing activities:

Liability for property and equipment acquired	$43	$433	$—
Termination of lease underlying contract termination liability	$—	$—	$1,498

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1. Consolidation

These consolidated financial statements include the accounts of Theragenics and our wholly owned subsidiaries, CP Medical Corporation (“CP Medical”), Galt Medical Corporation (“Galt”), and NeedleTech Products, Inc. (“NeedleTech”).  We have no unconsolidated entities and no special purpose entities.  Results of operations of acquired companies are included in our consolidated results for periods subsequent to the acquisition date. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. Use of Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of the financial statements. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current conditions and various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

3. Revenue Recognition and Cost of Sales

We recognize revenue when persuasive evidence of a sales arrangement exists, title and risk of loss have transferred, the selling price is fixed or determinable, contractual obligations have been satisfied, and collectability is reasonably assured.  Revenue for product sales is recognized upon shipment.  License fees are recognized in the periods to which they relate.

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

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

5. Marketable Securities

Marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains or losses reported net of tax in accumulated other comprehensive income (loss).

6.  Interest Rate Swap Derivative Instruments

We recognize our interest rate swap derivative instruments at fair value as either assets or liabilities in our consolidated balance sheet. Changes in fair value of derivative instruments are recorded in each period in current earnings as interest expense.

7. Accounts Receivable and Allowance for Doubtful Accounts and Returns

Trade accounts receivable arise from sales in our various markets, are stated at the amount expected to be collected and do not bear interest. We maintain an allowance for doubtful accounts based upon reviewing our accounts receivable aging and our estimate of the expected collectability of the amounts. Outstanding receivables are considered past due based upon invoice due dates. The collectability of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If we determine that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, we record a specific reserve for bad debt to reduce the related receivable to the amount expected to be recovered.

8. Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method or weighted average cost method, which approximates FIFO. Market is replacement cost or net realizable value. We estimate reserves for inventory obsolescence based on our judgment of future realization.  Inventories consist of the following (in thousands):

	December 31,
	2010	2009

Raw materials	$5,709	$4,925
Work in progress	2,423	2,609
Finished goods	4,625	3,842
Spare parts and supplies	928	930
	13,685	12,306
Allowance for obsolete inventory	(569)	(670)
Inventories, net	$13,116	$11,636

9. Property, Equipment, and Depreciation

Property and equipment are recorded at historical cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives on a straight-line basis.  Leasehold improvements are amortized over the useful life of the asset or the lease term, whichever is shorter. Estimated service lives are 30 years for buildings and improvements, and 3 to 15 years for machinery equipment, furniture and land improvement.  Expenditures for repairs and maintenance not considered to substantially lengthen the life of the asset or increase capacity or efficiency are charged to expense as incurred.

10. Impairment of Long-Lived Assets

We evaluate long-lived assets, including property and equipment and finite lived intangible assets whenever events or changes in conditions may indicate that the carrying value may not be recoverable. Factors that we consider important that could initiate an impairment review include the following:
●	Significant operating losses;
●	Recurring operating losses;
●	Significant adverse change in legal factors or in the business climate;
●	Significant declines in demand for a product produced by an asset capable of producing only that product;
●	Assets that are idled or held for sale; and
●	Assets that are likely to be divested.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The impairment review requires us to estimate future undiscounted cash flows associated with an asset or group of assets. If the future undiscounted cash flows are less than the carrying amount of the asset, we must estimate the fair value of the asset. If the fair value of the asset is below the carrying value, then the asset carrying value will be adjusted to its fair value. Estimating future cash flows requires us to make judgments regarding future economic conditions, product demand and pricing. Although we believe our estimates are appropriate, significant differences in the actual performance of the asset or group of assets may materially affect the values of our asset and our results of operations.

No impairment charges related to long-lived assets subject to depreciation and amortization were recorded in any of the three years in the period ended December 31, 2010.

11. Goodwill and Intangible Assets

We do not amortize goodwill and intangible assets with indefinite lives.  We test such goodwill and other intangible assets with indefinite lives for impairment annually, or more frequently if events or circumstances indicate that an asset might be impaired. We recorded impairment charges related to all of our goodwill and a portion of our tradenames in 2008. We have no recorded goodwill in our consolidated balance sheets at December 31, 2010 or 2009.

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

We review all of our tax positions, and the tax benefits of uncertain tax positions are recognized only if it is more likely than not that we will be able to sustain a position taken on an income tax return. We have concluded that there were no significant uncertain tax positions as of December 31, 2010 and 2009. Our policy is to recognize accrued interest expense and penalties associated with uncertain tax positions as a component of income tax expense.

13. Contingencies

From time to time we may be subject to various legal proceedings and claims, including, for example, disputes on agreements, employment disputes and other commercial disputes, the outcomes of which are not within our complete control and may not be known for extended periods of time. In some cases, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures. We record a liability for damages and/or costs related to claims, settlements and judgments where we have assessed that a loss is probable, and an amount can be reasonably estimated. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range. Legal costs associated with these matters are expensed as incurred.

14. Earnings (Loss) Per Share

Basic net earnings (loss) per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is based upon the weighted average number of common shares outstanding plus dilutive potential common shares, including options and awards outstanding during the period.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

15. Share-Based Compensation

Compensation costs related to share-based payments, including stock options and other equity awards, are measured at the grant date fair value of the award. To estimate the fair value of stock options, we use the Black-Scholes options-pricing model. Inherent in this model are assumptions related to expected stock price volatility, option life, risk-free interest rate and dividend yield.  Expected stock price volatility is primarily based on the historical volatility of our stock price over the most recent period commensurate with the expected option life. When determining the expected life of stock options, we classify options into groups for employees where relatively homogeneous exercise behavior is expected. The vesting period of the options, the length of time similar grants have remained outstanding in the past, and the expected volatility of the stock are also considered. These factors may cause the expected volatility and expected life of options granted to differ from period to period.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the grant date with a term equal to the expected term of the stock option.  Fair value of restricted shares is based on the fair value of the underlying common stock at the grant date. The fair value of the restricted shares granted to non-employees is remeasured each period until they are vested based on the fair value of the underlying common stock.  Share-based compensation costs are recognized as expense over the requisite service period of each award, which is generally equal to the vesting period.

16. Research and Development Costs

Research and development (R&D) costs are expensed as incurred.

17. Advertising

Advertising costs are expensed as incurred and totaled approximately $799,000, $1,365,000 and $1,523,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

18. Software Capitalization

Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of five to seven years. Capitalized software costs are included in machinery and equipment. We capitalize certain costs associated with internal-use software, such as the payroll costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internal-use software are expensed during the design phase until the point at which the project has reached the application development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized costs related to internally used software, including payroll costs and external direct costs, totaled approximately $1.5 million and $1.4 million for the years ended December 31, 2010 and 2009, respectively.  Such costs were not material in 2008.

19. Reclassifications

We reclassified certain prior year amounts to conform to the current year presentation.  These reclassifications did not affect the total consolidated amounts previously reported.

NOTE C – ACQUISITION OF NEEDLETECH

We acquired all of the outstanding common stock of NeedleTech on July 28, 2008. The total purchase price, including transaction costs, was approximately $44.1 million (net of cash, cash equivalents, and marketable securities acquired with an estimated fair value of approximately $5.8 million). The purchase price was paid in cash, including $24.5 million from borrowings under our credit facility. NeedleTech is a manufacturer of specialty needles and related medical devices. NeedleTech’s current products include coaxial needles, biopsy needles, access trocars, brachytherapy needles, guidewire introducer needles, spinal needles, disposable Veress needles, and other needle-based products. End markets served include the cardiology, orthopedics, pain management, endoscopy, spinal surgery, urology, and veterinary medicine. This transaction further diversified our surgical products business and leveraged our existing strengths within these markets. The acquisition of NeedleTech was designed to forward our stated strategy of becoming a diversified medical device manufacturer, increase our breadth of offerings to existing customers, and expand our customer base of large leading-edge original equipment manufacturers.

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

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE D – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows (in thousands):

	December 31,
	2010	2009
Buildings and improvements	$29,230	$22,266
Machinery and equipment	45,842	43,125
Office furniture and equipment	1,209	1,100
Land improvements	992	689
	77,273	67,180
Less accumulated depreciation	43,770	40,095
	33,503	27,085
Land	1,373	1,200
Construction in progress	1,846	3,714

Property and equipment, net	$36,722	$31,999

Construction in progress consists primarily of costs capitalized for the development of enterprise resource planning software for our internal use. The 2009 amount also included the construction of a new manufacturing facility for our specialty needle operations.  Depreciation expense related to property and equipment charged to operations was approximately $3,834,000, $3,446,000 and $3,056,000 for 2010, 2009 and 2008, respectively. We capitalized $113,000 and $37,000 of interest expense in 2010 and 2009, respectively, during the construction of our major capital projects.  No interest expense was capitalized in 2008.

NOTE E – FINANCIAL INSTRUMENTS

Interest Rate Swaps

We are exposed to certain risks relating to our ongoing business operations. During 2009, we began to manage our interest rate risk using interest rate swaps associated with outstanding borrowings under our Credit Agreement as our interest rates are floating rates based on LIBOR.  Our interest rate swaps are intended to convert a portion of our floating rate debt to a fixed rate.  We do not use interest rate swap agreements for speculative or trading purposes, and we hold no other derivative financial instruments other than interest rate swaps.  Our interest rate swaps are recorded as either assets or liabilities at fair value on our consolidated balance sheet.  We enter into interest rate swaps that are designed to hedge our interest rate risk but are not designated as “hedging instruments”, as defined under guidance issued by the Financial Accounting Standards Board.  Changes in the fair value of these instruments are recognized as interest expense in our consolidated statements of operations.  The counterparty to our interest rate swaps is the lender under our Credit Agreement.  Accordingly, we are exposed to counterparty credit risk from this financial institution. We entered into interest rate swaps based on the relationship with this financial institution as our lender and on their credit rating and the rating of their parent company. We continue to monitor our counterparty credit risk.

A roll forward of the notional value of our interest rate swaps for the two years ended December 31, 2010 is as follows (in thousands):

Balance, December 31, 2008	$—
New contracts	16,000
Matured contracts	(1,667)
Balance, December 31, 2009	$14,333
Matured Contracts	(3,333)
Balance, December 31, 2010	$11,000

The location and fair value of our derivative financial instruments not designated as hedging instruments in our consolidated balance sheets were as follows (in thousands):
			December 31,
Type	Maturity	Balance Sheet Location	2010	2009
Interest rate swaps	June 2012	Other long-term liabilities	$187	$80

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table includes information about gains and losses recognized on our derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of earnings (in thousands):

	Year Ended		Location of Loss Recognized in Income
	December 31, 2010	December 31, 2009
Periodic settlements	$192	$112	Interest expense
Change in fair value	$107	$80	Interest expense

We did not have any derivative financial instruments prior to 2009.

Cash, Cash Equivalents and Marketable Securities

The carrying value of our cash and cash equivalents approximates fair value due to the relatively short period to maturity of the instruments. At December 31, 2010, marketable securities, which consisted primarily of high-credit quality corporate and municipal obligations, were classified as available-for-sale and were reported at fair value based upon quoted market prices with unrealized gains or losses excluded from earnings and included in other comprehensive earnings (loss), net of applicable taxes. The cost of marketable securities sold is determined using the specific identification method. We evaluate individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. We consider, among other factors, the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. Declines in value that are other-than-temporary are charged to earnings.

We had no available-for-sale securities at December 31, 2009.  At December 31, 2010, available-for-sale securities consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value
US Treasury and other US government securities	$4,373	$4	$4,377
State and municipal securities	1,014	(3)	1,011
Corporate and other securities	5,542	19	5,561
Total	$10,929	$20	$10,949

The estimated fair value of marketable securities by contractual maturity at December 31, 2010 is as follows (in thousands):

Due in one year or less	$4,236
Due after one year through five years	6,713
Total	$10,949

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

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

We had the following assets (liabilities) measured at fair value on a recurring basis:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2010
Money market funds	$8,053	$—	$—	$8,053
Marketable securities	10,949	—	—	10,949
Total assets	$19,002	$—	$—	$19,002

Interest rate swaps	$—	$(187)	$—	$(187)

December 31, 2009
Money market funds	$32,581	$—	$—	$32,581
Interest rate swaps	$—	$(80)	$—	$(80)

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

Financial Instruments Not Measured at Fair Value

Our financial instruments not measured at fair value consist of cash and cash equivalents, accounts receivable, and accounts payable, the carrying value of each approximating fair value due to the nature of these accounts. Our financial instruments not measured at fair value also include borrowings under our Credit Agreement.  We estimate the fair value of outstanding borrowings under our Credit Agreement based on the current market rates applicable to borrowers with credit profiles similar to us.  We estimate that the carrying value of our borrowings approximates fair value at December 31, 2010.

Other Fair Value Measurements

There were no nonfinancial assets or nonfinancial liabilities measured at fair value at December 31, 2010 or 2009.

Concentrations

We are potentially subject to financial instrument concentration of credit risk through our cash and cash equivalents, marketable securities and trade accounts receivable. To mitigate these risks, we have policies, which require minimum credit ratings, and restrict the amount of credit exposure with any one counterparty for short-term investments and marketable securities.  We maintain our cash and cash equivalents with a limited number of financial institutions. We periodically evaluate the credit standing of these financial institutions. Trade accounts receivable are subject to risks related to the medical device industry generally, and the wound closure, vascular access, specialty needle and prostate cancer treatment markets specifically. These industries are in turn largely dependent upon the health care market generally, which can be affected by, among other things, innovation and advances in treatments and procedures, insurance and government reimbursement policies, preferences of physicians and other health care providers, demographics and patient requirements, and government regulation. The significant portion of our trade accounts receivable is with customers based in the United States. We have certain customers which comprise ten percent or more of our trade accounts receivable and net revenue. See Note O.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE F - GOODWILL AND INTANGIBLE ASSETS

Goodwill and tradenames were assigned to reporting units and were not initially amortized. We performed tests for impairment of goodwill and other intangible assets that were not amortized on an annual basis or more frequently if events or circumstances indicated they might be impaired. In conjunction with our goodwill and intangible asset impairment assessment performed in the fourth quarter of 2008, we determined that all of our goodwill was impaired and a portion of our tradenames intangible asset was impaired. See Impairment of Goodwill and Tradenames in 2008 below.  At December 31, 2010 and 2009, our consolidated balance sheet included no goodwill or other intangible assets not subject to amortization.

Intangibles assets include the following (in thousands):

	December 31, 2010			December 31, 2009
	Gross Carrying Amount	Accum Amort	Net Book Value	Gross Carrying Amount	Accum Amort	Net Book Value	Weighted Average Life

Customer relationships	$16,268	7,854	8,414	$16,268	$5,690	$10,578	8 years
Tradenames	3,240	648	2,592	3,240	324	2,916	10 years
Non-compete agreements	3,543	3,056	487	3,543	2,583	960	4 years
Developed technology	1,260	576	684	1,260	460	800	12 years
Loan fees and other	260	118	142	260	50	210	5 years
	$24,571	12,252	12,319	$24,571	$9,107	$15,464

At December 31, 2010, the weighted average life of intangible assets subject to amortization was 8 years.

As of December 31, 2010, future approximate aggregate amortization expense for intangible assets subject to amortization is as follows (in thousands):

Year Ending December 31,
2011	$2,861
2012	2,815
2013	2,664
2014	1,672
2015	1,029
Beyond	1,278
$12,319

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

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

A summary of 2008 impairment charges by segment follows (amounts in thousands):

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

In connection with our goodwill and tradenames impairment testing in the fourth quarter of 2008, we also assessed the estimated useful lives of our tradenames.  At December 31, 2008, we determined that current facts and circumstances no longer supported an indefinite life for our tradenames intangible asset.  In considering all of the facts and circumstances at that time, including the increased risk associated with our businesses as perceived by investors, the distressed general equity and credit markets, especially as these factors relate to smaller companies such as ours, and the significant economic uncertainties caused by the worsening overall economic conditions, we concluded that an indefinite life for our tradenames intangible assets was no longer supportable.  We also considered changes to our terminal value assumptions in our estimate of fair value for each reporting unit, which affected assumptions beyond year 10 in our cash flow forecasts.  Accordingly, we estimated that the remaining useful life of the recorded amount of our tradenames was 10 years, and we began to amortize tradenames over 10 years beginning in 2009. Prior to December 31, 2008, we estimated that our tradenames intangible assets had indeterminate lives and, accordingly, were not subject to amortization. Amortization expense related to our tradenames was $324,000 in 2010 and 2009.  Periods prior to this change were not restated or retrospectively adjusted.

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

NOTE G - ASSET RETIREMENT OBLIGATIONS

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

The following summarizes activity in our asset retirement obligation liability (in thousands):
	Year ended
	2010	2009
Asset retirement obligation at beginning of period	$696	$646
Accretion expense	53	50
Asset retirement obligation at end of period	$749	$696

NOTE H - CREDIT FACILITY

In May 2009, we executed an Amended and Restated Credit Agreement (the “Credit Agreement”) with a financial institution.  The Credit Agreement provides for up to $30 million of borrowings under a revolving credit facility (the “Revolver”) and a $10 million term loan (the “Term Loan”).  The Revolver matures on October 31, 2012 with interest payable at the London Interbank Offered Rate (“LIBOR”) plus 2.25%.  Maximum borrowings under the Revolver can be increased to $40 million with the prior approval of the financial institution under an accordion feature.  The Revolver also provides for a $5 million sub-limit for trade and stand-by letters of credit.  Letters of credit totaling $946,000, representing decommission funding required by the Georgia Department of Natural Resources, were outstanding under the Credit Agreement as of December 31, 2010. The Term Loan is payable in thirty-six equal monthly installments of principal plus interest at LIBOR plus 1.75%, commencing July 1, 2009.  The Credit Agreement is unsecured, but provides for a lien to be established on substantially all of our assets upon certain events of default.  The Credit Agreement contains representations and warranties, as well as affirmative, reporting and negative covenants customary for financings of this type.  Among other things, the Credit Agreement restricts the incurrence of certain additional debt and certain capital expenditures, and requires the maintenance of certain financial ratios, including a minimum fixed charge coverage ratio, a maximum liabilities to tangible net worth ratio, and the maintenance of minimum liquid assets of $10 million, as all such ratios and terms are defined in the Credit Agreement.

We amended the Credit Agreement effective as of June 30, 2010 (the “Amendment”). Among other things, the Amendment temporarily reduces the quarterly minimum fixed charge coverage ratio to accommodate the unusually high rate of capital expenditures over the previous twelve months, principally related to our new needle manufacturing facility.  The Amendment also provides for the exclusion of certain moving related expenses incurred during 2010 from the calculation of the fixed charge coverage ratio, and eliminates the $10 million limitation on annual capital expenditures.  The minimum fixed charge coverage ratio will gradually increase on a quarterly basis until it equals the pre-amendment ratio level for the quarterly measurement period ending March 31, 2011 and for subsequent measurement periods.  We were in compliance with all covenants, as amended, as of December 31, 2010.

Future maturities under our Credit Agreement as of December 31, 2010 are as follows:

	2011	2012	Total
Term loan	$3,333	$1,667	$5,000
Revolver	—	22,000	22,000
Total	$3,333	$23,667	$27,000

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In May 2009 we also entered into certain interest rate swap agreements to manage our variable interest rate exposure.  We entered into a floating to fixed rate swap with respect to the outstanding principal amount of the Term Loan, at a fixed interest rate of 3.27%, and a separate floating to fixed rate swap with respect to $6 million of the principal amount outstanding under the Revolver, at a fixed interest rate of 4.26%.  Both interest rate swaps expire on June 1, 2012.  Our weighted average effective interest rate at December 31, 2010 was 3.0%.

NOTE I - INCOME TAXES

The income tax provision (benefit) consisted of the following (in thousands):

	Year ended December 31,
	2010	2009	2008
Current
Federal	$1,901	$1,276	$(56)
State	239	140	63
	2,140	1,416	7
Deferred
Federal	(691)	340	(4,172)
State	(235)	152	(394)
Change in allowance	19	(71)	31
	(907)	421	(4,535)

Income tax expense (benefit)	$1,233	$1,837	$(4,528)

Our temporary differences are summarized as follows (in thousands):
	December 31,
	2010	2009
Deferred tax assets:
Goodwill and intangible assets	$1,251	$729
Inventories	408	499
Non-deductible accruals and allowances	1,185	478
Net operating loss carryforwards	209	258
Asset retirement obligation	276	257
Share-based compensation	143	169
Deferred revenue	106	99
Tax credit carryforwards	140	31
Capital loss carryforwards	136	136
Other	86	41
Gross deferred tax assets	3,940	2,697
Deferred tax liabilities:
Property and equipment	(3,137)	(2,818)
Other	(7)	—
Gross deferred tax liabilities	(3,144)	(2,818)

Valuation allowance	(166)	(148)

Net deferred tax asset (liability)	$630	$(269)

The net deferred tax asset is classified in our accompanying consolidated balance sheets as follows (in thousands):
	December 31,
	2010	2009
Current deferred tax asset	$1,843	$1,096
Long-term deferred tax liability	(1,213)	(1,365)
Net deferred tax asset (liability)	$630	$(269)

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Activity in the valuation allowance for deferred tax assets is as follows (amounts in thousands):

	Year ended December 31,
	2010	2009	2008
Valuation allowance, beginning of period	$148	219	$188
Increase in allowance	18	—	31
Release of allowance	—	(71)	—
Valuation allowance, end of period	$166	148	$219

We periodically evaluate the recoverability of the deferred tax assets and recognize the tax benefit only if reassessment demonstrates that they are realizable. At such time, if it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance is adjusted. The remaining allowance at December 31, 2010 relates primarily to certain capital loss carryforwards for which we believe it is more likely than not that the benefit will not be realized.

A reconciliation of the statutory federal income tax rate and our effective tax rate follows:

	Year ended December 31,
	2010	2009	2008
Tax expense (benefit) at applicable federal rates	34.0%	34.0%	(34.0)%
State tax, net of federal tax effect	2.8	2.9	(0.1)
Non-deductible share-based compensation	3.0	3.0	0.6
Non-deductible lobbying expenses	1.1	1.7	0.1
Non-deductible compensation (162m)	2.4	—	—
Non-deductible impairment loss	—	—	26.7
Domestic production deduction	(5.0)	(1.8)	—
Federal tax credits	(2.0)	(2.2)	—
State investment tax credit	(1.4)	—	—
Other	2.4	(0.2)	(0.5)
Effective tax expense (benefit)	37.3%	37.4%	(7.2)%

We have various state net operating loss carryforwards that expire in various years through 2028.

We account for investment tax credits under the flow-though method, which results in the recognition of the credit as a reduction of income taxes in the year in which the credit arises. We have state investment tax credit carryforwards of $140,000, which expire in 2020.

We have evaluated our tax positions for the tax years ended December 31, 2007, 2008 and 2009, the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2010. With few exceptions, we are no longer subject to U.S. federal, state and local, or income tax examinations by tax authorities for years prior to 2007. We have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements.

NOTE J - COMMITMENTS AND CONTINGENCIES

Licensing Agreements

We hold a worldwide exclusive license from the University of Missouri for the use of technology patented by the University used in our TheraSphere® product. Royalties to the University of Missouri are no longer due from us under this licensing agreement.  We do reimburse the University for certain administrative fees associated with the patents related to the technology.

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

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In May 2008, we entered into an exclusive license agreement for the rights to certain intellectual property related to an expandable brachytherapy delivery system developed by us. The term of the agreement is through the expiration of the last of the patents licensed under the agreement, which is currently July 2025. The term may be altered if such patents are found to be invalid. The agreement provides for a minimal non-refundable initial license fee and non-refundable continuing royalties based upon sales subject to certain minimums. Royalties from this agreement are recorded as license and fee income in the accompanying consolidated statements of operations. Minimum annual royalties are based on the contract year, which ends each May, and are as follows (in thousands): year ended May 31, 2011, $450; 2012, $450; 2013 and annually thereafter through July 2025, $1,000.

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

Lease Commitments and Obligations

We lease equipment and production, warehouse, office and other space under non-cancelable leases that expire at various dates through May 2013. Approximate minimum lease payments under the leases are as follows: 2011, $448,000; 2012, $409,000; and 2013, $171,000.

Rent expense was approximately $819,000, $976,000 and $746,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Litigation and Claims

From time to time we may be a party to claims that arise in the ordinary course of business, none of which, in our view, is expected to have a material adverse effect on our consolidated financial position or our results of operations.

NOTE K – SHARE-BASED COMPENSATION AND SHAREHOLDERS’ EQUITY

We provide share-based compensation under equity incentive plans approved by stockholders, which provide for the granting of stock options, restricted stock and other equity incentives. As of December 31, 2010 there were1,413,205 shares remaining available for issuance under our equity incentive plans. We issue new shares from our authorized but unissued share pool.

Stock Options

Stock options granted to date have had an exercise price at least equal to 100% of market value of the underlying common stock on the date granted. These options expire ten years from the date of grant and become exercisable over a three to five-year vesting period.

The following is a summary of activity in stock options outstanding during the year ended December 31, 2010 (shares in thousands):

	Shares	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate intrinsic value
Outstanding, beginning of period	1,046	$4.26
Granted	345	1.43
Exercised	—	—
Forfeited	(101)	6.19
Expired	(32)	6.59
Outstanding, end of period	1,258	$3.27	6.3	$174
Exercisable at end of period	622	$4.84	3.8	$37

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

A summary of grant date fair values and intrinsic values follows (in thousands, except per share amounts):

	Year ended December 31,
	2010		2009		2008
Weighted average grant date fair value of options granted		$0.96		$0.58		$1.93
Total intrinsic value of options exercised	$	N/A	$	N/A	$	N/A
Total fair value of options vested		$196		$195		$19

The fair values were estimated using the Black-Scholes options-pricing model with the following weighted average assumptions:

	2010	2009	2008
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	63.4%	60.7%	50.6%
Risk-free interest rate	3.3%	2.7%	3.2%
Expected life of option (years)	8.0	7.0	6.0

We recognize compensation expense for awards with graded vesting on a straight-line basis over the requisite service period for each separately vesting portion of the award. Compensation cost related to stock options totaled $272,000, $184,000 and $275,000 for the year ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, there was approximately $237,000 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of approximately 1.9 years.

We may issue restricted stock to employees, directors and others. Non-vested restricted stock is included in our outstanding comon shares. Restrictions limit the sale or transfer of the shares until vested. Vesting of restricted stock is time-based over a three to four-year period. A summary of activity in non-vested restricted stock awards for the year ended December 31, 2010 follows (shares in thousands):

Non-vested Restricted Stock	Shares	Weighted average grant date fair value
Non-vested at January 1, 2010	257	$2.35
Granted	205	1.43
Vested	(98)	2.60
Forfeited	—	—
Non-vested at December 31, 2010	364	$1.76

Fair value of restricted shares granted to employees and directors is based on the fair value of the underlying common stock at the grant date. The fair value of the restricted shares granted to non-employees is remeasured each period until they are vested based on the fair value of the underlying common stock. Compensation cost related to the restricted shares is based on the grant date fair value of the common stock granted and is recorded over the requisite service period of three to four years. The weighted average per share grant date fair value of restricted shares issued was $1.43, $0.94, and $3.70 in 2010, 2009, and 2008, respectively. Compensation expense related to the restricted stock totaled approximately $257,000, $262,000, and $393,000 in 2010, 2009 and 2008, respectively. As of December 31, 20010, there was approximately $227,000 of unrecognized compensation cost related to the restricted shares, which is expected to be recognized over a weighted average period of 1.8 years.

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

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In 2008, we recorded a benefit of $39,000 related to the Performance Restricted Stock Units.  No Performance Restricted Stock Units were outstanding at December 31, 2010 or 2009.

Employee Stock Purchase Plan

The Theragenics Corporation Employee Stock Purchase Plan (the “ESPP”) allows eligible employees the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each quarterly offering period. Compensation cost related to the ESPP totaled approximately $4,000, $4,000 and $5,000 in 2010, 2009 and 2008, respectively.   250,000 shares of Common Stock are authorized under our current ESPP, and 239,186 shares remained available for issuance under the ESPP at December 31, 2010.

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

NOTE L – 401(K) SAVINGS PLANS

We sponsor 401(k) defined contribution retirement savings plans for our employees. Matching contributions are made in Company stock or in cash, depending on the plan. Matching contributions are charged to operating expenses and totaled approximately $222,000, $325,000 and $221,000 in 2010, 2009, and 2008, respectively.

NOTE M – EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share was computed as follows (in thousands, except per share data):

	Year ended December 31,
	2010	2009	2008
Net earnings (loss)	$2,070	3,075	$(58,540)

Weighted average common shares outstanding	33,259	33,145	33,066
Incremental common shares issuable from stock options and awards	226	124	—
Weighted average common shares outstanding assuming dilution	33,485	33,269	33,066

Basic earnings (loss) per share	$0.06	0.09	$(1.77)
Diluted earnings (loss) per share	$0.06	0.09	$(1.77)

Diluted earnings (loss) per share does not include the effect of certain stock options and awards as their impact would be anti-dilutive. Approximately 1,011,000, 864,000 and 1,396,000 stock options and awards for the years ended December 31, 2010, 2009 and 2008, respectively, were not included in the computation of diluted earnings (loss) per share for those years because their effect would be anti-dilutive.

NOTE N - SEGMENT REPORTING

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

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following tables provide certain information for these segments (in thousands):
	Year ended December 31,
	2010	2009	2008
Revenue
Surgical products	$59,027	53,660	$38,779
Brachytherapy seed	23,752	24,966	28,787
Intersegment eliminations	(595)	(300)	(208)
	$82,184	78,326	$67,358

Earnings (loss) from operations
Surgical products	$215	1,664	$(66,595)
Brachytherapy seed	3,685	4,081	3,233
Intersegment eliminations	(14)	4	17
	$3,886	5,749	$(63,345)

Impairment charges of goodwill
and tradenames
Surgical products	$—	—	$67,798
Brachytherapy seed	—	—	2,578
	$—	—	$70,376

Capital expenditures,
excluding acquisition of businesses
Surgical products	$6,811	3,345	$1,153
Brachytherapy seed	2,254	1,635	378
	$9,065	4,980	$1,531

Depreciation and amortization
Surgical products	$4,686	4,851	$3,519
Brachytherapy seed	2,521	2,076	2,107
	$7,207	6,927	$5,626

We evaluate business segment performance based on segment revenue and segment earnings from operations. Earnings from operations by segment do not include interest expense, interest income, other income and expense, or provisions for income taxes. Intersegment eliminations are primarily for surgical products segment sales transactions.

Segment information related to significant assets follows (in thousands):
	December 31,
	2010	2009
Identifiable assets
Surgical products	$69,994	$63,413
Brachytherapy seed	65,649	63,932
Corporate investment in subsidiaries	111,439	111,439
Intersegment eliminations	(131,895)	(122,676)
	$115,187	$116,108

Intangible assets
Surgical products	$12,198	$15,277
Brachytherapy seed	121	187
	$12,319	$15,464

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Information regarding revenue by geographic regions follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Product sales
United States	$71,853	$69,330	$60,406
Europe	7,544	6,140	5,147
Other foreign countries	1,286	1,681	894
	80,683	77,151	66,447
License and fee income
United States	603	507	162
Canada	898	668	749
	1,501	1,175	911

	$82,184	$78,326	$67,358

Foreign sales are attributed to countries based on location of the customer. The license fees attributed to Canada are with Nordion, a Canadian based company, for the license of our TheraSphere® product. Almost all other foreign sales are related to the surgical products segment. All of our long-lived assets are located within the United States.

NOTE O - DISTRIBUTION AGREEMENTS AND MAJOR CUSTOMERS

Our brachytherapy seed business sells our TheraSeed® device directly to healthcare providers and to third-party distributors.  Under our third-party distribution agreements, we are the exclusive palladium-103 seed supplier for the treatment of prostate cancer for each distributor, and each distributor has the non-exclusive right to sell TheraSeed® in the U.S. and Canada.  Certain agreements also provide distributors with rights to distribute TheraSeed® for the treatment of solid localized tumors other than in the prostate and with rights to distribute to certain locations outside of North America.  Such applications (non-prostate and outside of North America) have not been material.  Our principal non-exclusive distribution agreement is with C. R. Bard (“Bard”).  Our agreement with Bard provides for automatic one year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires December 31, 2012 and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2011.   Sales to Bard under the Bard agreement represented approximately 33%, 44% and 49% of brachytherapy segment revenue in 2010, 2009, and 2008, respectively.  Our surgical products segment also sells to Bard.  Total consolidated sales to Bard, including sales in our brachytherapy seed segment and our surgical products segment, represented approximately 11%, 16% and 22% of consolidated revenue in 2010, 2009, and 2008, respectively.  Accounts receivable from Bard represented approximately 19% and 11% of brachytherapy accounts receivable and 10% and 3% of consolidated accounts receivable at December 31, 2010 and 2009, respectively.

Core Oncology (“Core”) became an additional non-exclusive distributor of TheraSeed® in January 2010.  Sales to Core represented approximately 14% of brachytherapy segment revenue in 2010.  Our surgical products segment also sells to Core.  Total consolidated sales to Core, including sales in our brachytherapy seed segment and our surgical products segment, represented 5% of consolidated product revenue in 2010.  In February 2011, we terminated our agreement with Core due to Core’s failure to pay its trade receivables in accordance with the contractual terms of the agreement. Core had been attempting to become current with amounts due to us.  However, litigation filed against Core by a third party in late January 2011 created what we view as an unacceptable level of uncertainty surrounding Core’s ability to satisfy their financial obligations to us for both current and ongoing sales.  To ensure that scheduled patient procedures proceeded as planned, our termination notice provided a transition period during which additional orders from Core have been accepted and honored, including orders from Core on a prepaid basis.  Brachytherapy accounts receivable due from Core at December 31, 2010 totaled $1.7 million (consolidated accounts receivable due from Core totaled $2.1 million at December 31, 2010).  An allowance for doubtful accounts has been established for all unpaid amounts due from Core at December 31, 2010.

We used our judgment in determining the amount due from Core for which collection is doubtful. In making this determination, our estimates and judgment included all facts and circumstances which existed at December 31, 2010, and developments occurring through February 25, 2010. We continue to pursue collection of all amounts due to us from Core. If Core demonstrates an ability to pay any or all of the amounts previously considered doubtful, this would represent a change in our estimate. Any resulting change in estimate would in turn reduce our operating expenses in the period in which Core demonstrates an ability to pay any or all of the amounts due to us.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In our surgical products segment, one customer represented approximately 13% of surgical products accounts receivable and 10% of consolidated accounts receivable at December 31, 2009.  No single customer represented more than 10% of surgical products segment revenue or accounts receivable at December 31, 2010.

NOTE P – NON-OPERATING INCOME/(EXPENSE)

Other non-operating income/(expense) consists of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Litigation settlement	$200	$—	$—
Loss on marketable securities, including impairment	(2)	(2)	(347)
Gain on sale of scrap metal	—	—	457
Other	96	5	(57)
Total other	$294	3	$53

NOTE Q - RELATED PARTY TRANSACTIONS

During 2010, 2009 and 2008, we utilized the services of a real estate firm whose principal owner is related to one of our executive officers. Payments of $131,000, $99,000 and $41,000 were made to this firm during 2010, 2009 and 2008 for construction and real estate consulting services.

NOTE R - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following summarizes certain quarterly results of operations (in thousands, except per share data):

Year ended December 31, 2010:	Quarter ended
	March 31	June 30	September 30	December 31

Net revenue	$20,318	$20,777	$20,412	$20,677
Gross profit	7,847	8,824	8,493	7,865
Net earnings	144	782	771	373
Net earnings per common share
Basic	$0.00	$0.02	$0.02	$0.01
Diluted	$0.00	$0.02	$0.02	$0.01

Year ended December 31, 2009:	Quarter ended
	April 5	July 5	October 4	December 31
Net revenue	$20,077	$20,219	$19,344	$18,686
Gross profit	8,707	9,137	8,561	6,968
Net earnings	607	1,271	799	398
Net earnings per common share
Basic	$0.02	$0.04	$0.02	$0.01
Diluted	$0.02	$0.04	$0.02	$0.01

Report of Independent Registered Public Accounting Firm on Schedule

To the Board of Directors and
Shareholders of Theragenics Corporation

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Theragenics Corporation and subsidiaries for each of the three years in the period ended December 31, 2010, as referred to in our report dated February 25, 2011, which is included in the annual report to security holders and included in Part II of this form. Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. The information in Schedule II has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, the information is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ DIXON HUGHES PLLC

Atlanta, Georgia

February 25, 2011

S-1

Theragenics Corporation and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For each of the three years in the period ended December 31, 2010
(Amounts in thousands)

Column A - Description	Column B	Column C - Additions			Column D		Column E
	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts		Deductions		Balance at end of period

Year ended December 31, 2010
Allowance for doubtful accounts receivable	$384	$2,060	$—		$31	(c)	$2,413
Allowance for obsolete inventory	$670	$—	$—		$18 83	(a) (d)	$569

Year ended December 31, 2009
Allowance for doubtful accounts receivable	$481	$—	$—		$5 92	(b) (c)	$384
Allowance for obsolete inventory	$747	$251	$—		$328	(d)	$670

Year ended December 31, 2008
Allowance for doubtful accounts receivable	$372	$162	$18	(e)	$71	(c)	$481
Allowance for obsolete inventory	$645	$28	$90	(e)	$16	(d)	$747

(a) - reduction in allowance for obsolete inventory amounts
(b) – reduction in allowance for doubtful accounts receivable amounts
(c) - write-off of uncollectible amounts
(d) - disposal of inventory
(e) - acquisition of NeedleTech

S-2