Form 10-Q
period 2011-03-31
THERAGENICS CORP
filed 2011-05-12
CIK 795551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large Accelerated Filer ☐                                                       Accelerated Filer ☐                                      Non Accelerated Filer ☐     Smaller Reporting Company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES☐    NO ☒

As of May 5, 2011 the number of shares of $0.01 par value common stock outstanding was 33,888,717.

THERAGENICS CORPORATION

PART I. FINANCIAL INFORMATION Item 1. Financial Statements
THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(Amounts in thousands, except per share data)

	Quarter Ended March 31,
	2011	2010
REVENUE
Product sales	$19,738	$19,972
License and fee income	515	346
	20,253	20,318

COST OF SALES	12,286	12,471

GROSS PROFIT	7,967	7,847

OPERATING EXPENSES
Selling, general and administrative	5,847	5,904
Amortization of purchased intangibles	698	846
Research and development	535	440
Loss on disposal of assets	1	--
	7,081	7,190

EARNINGS FROM OPERATIONS	886	657

OTHER INCOME(EXPENSE)
Interest income	40	30
Interest expense	(177)	(317)
Other	1	--
	(136)	(287)

EARNINGS BEFORE INCOME TAXES	750	370

Income tax expense	292	226

NET EARNINGS	$458	$144

EARNINGS PER SHARE:
Basic	$0.01	$0.00
Diluted	$0.01	$0.00

WEIGHTED AVERAGE SHARES
Basic	33,338	33,213
Diluted	33,645	33,362

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

ASSETS
	March 31, 2011 (Unaudited)	December 31, 2010
CURRENT ASSETS
Cash and cash equivalents	$25,570	$29,674
Marketable securities	13,768	10,949
Trade accounts receivable, less allowance of $2,651 in 2011 and $2,413 in 2010	10,540	9,567
Inventories, net	13,731	13,116
Deferred income tax asset	1,868	1,843
Prepaid expenses and other current assets	902	917
TOTAL CURRENT ASSETS	66,379	66,066

Property and equipment, net	36,452	36,722
Intangible assets, net	11,604	12,319
Other assets	86	80

TOTAL ASSETS	$114,521	$115,187

LIABILITIES & SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Trade accounts payable	$1,694	$1,887
Accrued salaries, wages and payroll taxes	1,680	2,340
Short-term borrowings	3,333	3,333
Income taxes payable	469	8
Other current liabilities	1,525	1,400
TOTAL CURRENT LIABILITIES	8,701	8,968

Long-term borrowings	22,833	23,667
Deferred income taxes	1,056	1,213
Decommissioning retirement liability	764	749
Other long-term liabilities	253	311
TOTAL LIABILITIES	33,607	34,908

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, authorized 100,000 shares of $0.01 par value, issued and outstanding,
33,879 in 2011 and 33,651 in 2010	338	336
Additional paid-in capital	74,071	73,902
Retained earnings	6,487	6,029
Accumulated other comprehensive gain	18	12
TOTAL SHAREHOLDERS' EQUITY	80,914	80,279

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$114,521	$115,187

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)
	Quarter Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$458	$144
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,780	1,786
Deferred income taxes	(182)	(139)
Provision for allowances	269	62
Share-based compensation	171	117
Change in fair value of interest rate swaps	(33)	103
Decommissioning retirement liability	15	13
Loss on sale of marketable securities	1	1
Changes in assets and liabilities:
Accounts receivable	(1,211)	(1,159)
Inventories	(646)	(857)
Prepaid expenses and other current assets	15	(30)
Trade accounts payable	(175)	1,013
Accrued salaries, wages and payroll taxes	(660)	(577)
Income taxes payable/refundable	461	358
Other current liabilities	55	714
Other	(31)	(203)
Net cash provided by operating activities	287	1,346

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of property and equipment	(696)	(2,788)
Proceeds from sale of property and equipment	5	--
Purchases of marketable securities	(4,176)	(10,813)
Maturities of marketable securities	1,310	--
Proceeds from sales of marketable securities	--	200
Net cash used by investing activities	(3,557)	(13,401)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of borrowings	(834)	(833)
Employee stock purchase plan	14	--
Retirement of common stock	(14)	--
Net cash used by financing activities	(834)	(833)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(4,104)	$(12,888)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	29,674	45,326
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,570	$32,438

SUPPLEMENTARY CASH FLOW DISCLOSURE:
Interest paid	$212	$238
Income taxes paid	$14	$7

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Liability for property and equipment acquired	$95	$1,215

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE QUARTER ENDED MARCH 31, 2011
(UNAUDITED)
 (Amounts in thousands, except per share data)

	Common Stock				Accumulated
	Number of Shares	Par Value Amount	Additional Paid-in Capital	Retained Earnings	other comprehensive gain	Total

BALANCE, December 31, 2010	33,651	$336	$73,902	$6,029	$12	$80,279

Issuance of restricted shares	223	2	(2)	--	--	--

Employee stock purchase plan	13	--	14	--	--	14

Share-based compensation	--	--	171	--	--	171

Other comprehensive gain	--	--	--	--	6	6

Shares retired	(8)	--	(14)	--	--	(14)

Net earnings for the period	--	--	---	458	--	458

BALANCE, March 31, 2011	33,879	$338	$74,071	$6,487	$18	$80,914

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

NOTE A - BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited interim condensed consolidated financial statements reflect the consolidated operations of Theragenics Corporation and its wholly-owned subsidiaries.  All material intercompany accounts and transactions have been eliminated.  The terms "Company", "we", "us", or "our" mean Theragenics Corporation and all entities included in our consolidated financial statements.  These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures normally included in our annual consolidated financial statements.

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

Our consolidated results of operations for the interim periods presented herein are not necessarily indicative of the results that may be expected for a full year.  These interim financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes for the year ended December 31, 2010 included in the Form 10-K Annual Report that we filed with the SEC.

We are a medical device company serving the surgical products and cancer treatment markets, operating in two business segments. Our surgical products business consists of wound closure, vascular access, and specialty needle products.  Wound closure includes sutures, needles, and other surgical products.  Vascular access includes introducers, guidewires, and related products.  Specialty needles include coaxial, biopsy, spinal and disposable veress needles, access trocars, and other needle based products.  Our surgical products segment serves a number of markets and applications, including among other areas, interventional cardiology, interventional radiology, vascular surgery, orthopedics, plastic surgery, dental surgery, urology, veterinary medicine, pain management, endoscopy, and spinal surgery.  Our brachytherapy business manufactures, markets and distributes “seeds” used primarily in the minimally invasive treatment of localized prostate cancer.  Our brachytherapy product line includes our palladium-103 TheraSeed® device and the iodine-125 based devices I-Seed and OncoSeed™, all of which are used primarily in the minimally invasive treatment of localized prostate cancer.

NOTE B – FINANCIAL INSTRUMENTS AND FAIR VALUE

Financial Instruments

We are exposed to certain risks relating to our ongoing business operations. We manage our interest rate risk using interest rate swaps associated with outstanding borrowings under our credit agreement since our interest rates are floating rates based on LIBOR.  Our interest rate swaps are intended to convert a portion of our floating rate debt to a fixed rate.  We do not use interest rate swaps for speculative or trading purposes, and we hold no other derivative financial instruments other than interest rate swaps.  Our interest rate swaps are recorded as either assets or liabilities at fair value on our condensed consolidated balance sheet.  We enter into interest rate swaps that are designed to hedge our interest rate risk but are not designated as “hedging instruments”, as defined under guidance issued by the Financial Accounting Standards Board (“FASB”).  Changes in the fair value of these instruments are recognized as interest expense on our condensed consolidated statement of earnings.  The counterparty to our interest rate swaps is the lender under our credit agreement.  Accordingly, we are exposed to counterparty credit risk from this financial institution. We entered into interest rate swaps based on our relationship with this financial institution as our lender and on their credit rating and the rating of their parent company. We continue to monitor our counterparty credit risk.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

A roll forward of the notional value of our interest rate swaps for the quarter ended March 31, 2011 is as follows (in thousands):

Balance, December 31, 2010	$11,000
New contracts	-
Matured contracts	(834)
Balance, March 31, 2011	$10,166

The location and fair value of our derivative financial instruments not designated as hedging instruments in our condensed consolidated balance sheets were as follows (in thousands):

Type	Maturity	Balance Sheet Location	March 31, 2011	December 31, 2010
Interest rate swaps	June 2012	Other long-term liabilities	$154	$187

The following table includes information about gains and losses recognized on our derivative financial instruments not designated as hedging instruments in our condensed consolidated statement of earnings (in thousands):

	Quarter Ended March 31,
	2011	2010	Location of Loss (Gain) Recognized
Periodic settlements	$33	$53	Interest expense
Change in fair value	$(33)	$103	Interest expense

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

We had the following assets (liabilities) measured at fair value on a recurring basis subject to disclosure requirements:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2011
Money market funds	$11,344	$--	$--	$11,344
Marketable securities	13,768	--	--	13,768
Total assets	$25,112	$--	$--	$25,112

Interest rate swaps liability	$--	$(154)	$--	$(154)

December 31, 2010
Money market funds	$8,053	$--	$--	$8,053
Marketable securities	10,949	--	--	10,949
Total assets	$19,002	$--	$--	$19,002

Interest rate swaps liability	$--	$(187)	$--	$(187)

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

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

Financial Instruments Not Measured at Fair Value

Our financial instruments not measured at fair value consist of cash and cash equivalents, accounts receivable, and accounts payable, the carrying value of each approximating fair value due to the nature of these accounts. Our financial instruments not measured at fair value also include borrowings under our credit agreement.  We estimate the fair value of outstanding borrowings under our credit agreement based on the current market rates applicable to borrowers with credit profiles similar to us.  We estimate that the carrying value of our borrowings approximates fair value at March 31, 2011.

There were no nonfinancial assets or nonfinancial liabilities measured at fair value at March 31, 2011 or December 31, 2010.

NOTE C - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) or weighted average cost method, which approximates FIFO. Market is replacement cost or net realizable value. We estimate reserves for inventory obsolescence based on our judgment of future realization. Inventories were comprised of the following (in thousands):

	March 31, 2011	December 31, 2010
Raw materials	$5,739	$5,709
Work in process	2,705	2,423
Finished goods	4,988	4,625
Spare parts and supplies	899	928
	14,331	13,685
Allowance for obsolete inventory	(600)	(569)
Inventories, net	$13,731	$13,116

NOTE D – INCOME TAXES

Our effective income tax rate for the first quarter of 2011 and 2010 was approximately 39% and 61%, respectively, which includes federal and state income taxes.  Our tax rate in both periods was higher than income taxes as computed at the statutory rates primarily due to the non-cash write off of deferred income tax assets related to certain share-based compensation.  The amount of the tax deduction upon vesting of certain restricted shares was less than the financial reporting expense we recorded over the vesting period in accordance with guidance issued by the FASB, requiring us to write off $32,000 and $90,000 of deferred tax assets associated with them in the first quarter of 2011 and 2010, respectively.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

NOTE E – SHARE-BASED COMPENSATION

During the quarter ended March 31, 2011, we granted 423,500 stock options (with a grant date fair value of $1.15 per share) and 222,800 shares of restricted stock (with a grant date fair value of $1.71 per share based on the market price of the underlying common stock at the grant date) to executive officers in connection with long-term incentive compensation programs.  The stock options and restricted stock each vest ratably over four years.  The exercise price of the stock options granted is $1.71 per share, which is equal to the market price of the underlying common stock on the date of grant.  The grant date fair value of the stock options was estimated using the Black-Scholes options-pricing model using the following assumptions:

Expected dividend yield	0.0%
Expected volatility	62.8%
Risk-free interest rate	3.03%
Expected life	8 years

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

Compensation cost for the stock options and restricted stock is being recorded over the requisite service period of the grants.  As of March 31, 2011, there was approximately $455,000 and $348,000 of unrecognized compensation cost related to the stock options and restricted stock granted in the first quarter of 2011, respectively, which is each expected to be recognized over a weighted average period of 2.5 years.

NOTE F – COMPREHENSIVE INCOME

The following table summarizes comprehensive income for the applicable period (in thousands):

	Quarter Ended March 31,
	2011	2010
Comprehensive income:
Net earnings	$458	$144
Other comprehensive gain (loss), net of taxes:
Unrealized gain (loss) on securities available for sale	6	(35)
Total comprehensive income	$464	$109

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

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

Core Oncology (“Core”) became an additional non-exclusive distributor of TheraSeed® in January 2010.  In February 2011, we terminated our agreement with Core due to Core’s failure to satisfy its financial obligation to us in accordance with the contractual terms of the agreement.  Core had been attempting to become current with amounts due to us.  However, litigation filed against Core by a third party in late January 2011 created what we viewed as an unacceptable level of uncertainty surrounding Core’s ability to satisfy their financial obligations to us for both current and ongoing sales.  To ensure that scheduled patient procedures proceeded as planned, our termination notice provided a transition period during which additional orders from Core have been accepted and honored, including orders from Core on a prepaid basis.

Major Customers

Sales to Bard under the Bard Agreement represented approximately 29% and 38% of total brachytherapy seed segment revenue for the quarters ended March 31, 2011 and 2010, respectively. Our surgical products segment also sells to Bard.  Total consolidated sales to Bard, including sales in our brachytherapy seed segment and our surgical products segment, represented approximately 11% and 14% of consolidated revenue for the quarters ended March 31, 2011 and March 31, 2010, respectively.

Accounts receivable from Bard represented approximately 16% of brachytherapy accounts receivable and less than 10% of consolidated accounts receivable at March 31, 2011. At December 31, 2010, accounts receivable from Bard under the Bard Agreement represented approximately 19% of brachytherapy accounts receivable and 10% of consolidated accounts receivable.

Sales to Core in our brachytherapy segment totaled approximately 11% and 12% of total brachytherapy seed segment revenue for the quarters ended March 31, 2011 and 2010, respectively.  Brachytherapy accounts receivable due from Core was $1.8 million and $1.7 million and consolidated accounts receivable due from Core was $2.2 million and $2.1 million at March 31, 2011 and December 31, 2010, respectively.  An allowance for doubtful accounts has been established for all unpaid amounts due from Core at March 31, 2011 and December 31, 2010, respectively.

NOTE H - SEGMENT REPORTING

We are a medical device company serving the cancer treatment and surgical markets, operating in two business segments. Our surgical products business consists of wound closure, vascular access, and specialty needle products.  Our brachytherapy seed business produces, markets, and distributes “seeds” used primarily in the minimally invasive treatment of localized prostate cancer.  Our brachytherapy product line includes our palladium-103 TheraSeed® device and the iodine-125 based devices I-Seed and OncoSeed™, all of which are used primarily in the minimally invasive treatment of localized prostate cancer.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

The following tables provide certain information for these segments (in thousands):

	Quarter Ended March 31,
	2011	2010

Revenues
Surgical products	$14,392	$14,570
Brachytherapy seed	5,953	5,892
Intersegment eliminations	(92)	(144)
	$20,253	$20,318

Earnings (loss) from operations
Surgical products	$(191)	$(390)
Brachytherapy seed	1,078	1,060
Intersegment eliminations	(1)	(13)
	$886	$657

Capital expenditures
Surgical products	$135	$2,102
Brachytherapy seed	561	686
	$696	$2,788

Depreciation and amortization
Surgical products	$1,201	$1,242
Brachytherapy seed	579	544
	$1,780	$1,786

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

Supplemental information related to significant assets follows (in thousands):

	March 31,	December 31,
	2011	2010

Identifiable assets
Surgical products	$70,111	$69,994
Brachytherapy seed	63,342	65,649
Corporate investment in subsidiaries	111,439	111,439
Intersegment eliminations	(130,371)	(131,895)
	$114,521	$115,187
Intangible assets
Surgical products	$11,499	$12,198
Brachytherapy seed	105	121
	$11,604	$12,319

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

Information regarding revenue by geographic regions follows (in thousands):
	Quarter Ended March 31,
	2011	2010
Product sales
United States	$17,206	$17,853
Europe	2,175	1,790
Other foreign countries	357	329
	19,738	19,972
License and fee income
United States	197	140
Canada	318	206
	515	346

	$20,253	$20,318

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

	March 31,
	2011	2010

Net earnings	$458	$144

Weighted average common shares outstanding	33,338	33,213
Incremental common shares issuable under stock options and awards	307	149
Weighted average common shares outstanding assuming dilution	33,645	33,362

Earnings per share
Basic	$0.01	$0.00
Diluted	$0.01	$0.00

For the quarters ended March 31, 2011 and 2010, approximately 1,400,000 and 1,119,000 stock options and awards, respectively, were not included in the computation of diluted earnings per share because their effect is antidilutive.

NOTE J – CONTINGENCIES

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

Our brachytherapy business manufactures, markets and distributes “seeds” used primarily in the minimally invasive treatment of localized prostate cancer.  Our brachytherapy product line includes our palladium-103 TheraSeed® device and the iodine-125 based devices I-Seed and OncoSeed™, and other related products and services, all of which are used primarily in the minimally invasive treatment of localized prostate cancer.  Physicians, hospitals and other healthcare providers, primarily located in the United States, utilize our devices. The majority of TheraSeed® sales are channeled through third-party distributors. We also maintain an in-house sales force that sells TheraSeed®,  I-Seed, and OncoSeed™ devices directly to physicians.  We manufacture the TheraSeed® and I-Seed devices.

In April 2011 we executed an agreement with Oncura, a unit of GE Healthcare (the “Oncura Agreement”), pursuant to which we became a non-exclusive North American distributor of Oncura’s brachytherapy related products used in the treatment of prostate cancer effective May 1, 2011.  The Oncura Agreement has an initial term of one year, with additional one-year terms upon mutual agreement of the parties.  Oncura is the manufacturer of OncoSeed™, widely considered to be the industry standard for I-125 based products.  We believe access to OncoSeed™, along with our industry leading Pd-103 based TheraSeed®, pairs up the two most recognized brands in brachytherapy treatment and may provide additional opportunities for us. Under the terms of the Oncura Agreement, we can continue to produce, market and sell our I-Seed I-125 device.

Results of Operations

Revenue

Following is a summary of revenue by segment (in thousands):

	Quarter Ended March 31,		Increase (decrease)
	2011	2010	$	%
Revenues by segment:
Surgical products
Product sales	$14,381	$14,555	$(174)	(1%)
License and fee income	11	15	(4)	(27%)
Total surgical products	14,392	14,570	(178)	(1%)

Brachytherapy seed
Product sales	5,449	5,561	(112)	(2%)
License and fee income	504	331	173	52%
Total brachytherapy seed	5,953	5,892	61	1%

Intersegment eliminations	(92)	(144)	52	36%

Consolidated
Product sales	19,738	19,972	(234)	(1%)
License and fee income	515	346	169	49%
Total consolidated	$20,253	$20,318	$(65)	--

Surgical Products Segment

Revenue in our surgical products business decreased 1% in the first quarter of 2011 from the first quarter of 2010. We believe this was reflective of the variable and unpredictable ordering patterns of our larger customers, especially on a quarter to quarter basis. In addition, revenue in the first quarter of 2010 benefitted from relieving a high backlog that existed at December 31, 2009.

Open orders in our surgical products segment were $15.0 million on March 31, 2011 compared to $13.0 million at December 31, 2010.  Open orders represent firm orders from customers for future delivery.  Open orders are not guaranteed shipments, and they are subject to cancellation or delay.  Backlog in our surgical products business was $725,000 at March 31, 2011 and $345,000 at December 31, 2010.  Backlog represents orders included in open orders on which we have missed promised shipment dates.  At the end of first quarter 2011, a portion of our backlog was due to the implementation of our new ERP system at one of our locations.  In April 2011, our backlog began to be reduced to levels more comparable to December 31, 2010.  We do expect our backlog to continue to vary based on changes in ordering patterns of our larger customers and changes in customer behavior.

A significant portion of the products in our surgical business continue to be sold to OEMs and a network of distributors.  Ordering patterns of these customers vary and are difficult to predict. Accordingly, surgical products revenue continues to be subject to fluctuation, especially on a quarter-to-quarter basis.  In addition, revenue has been and will continue to be affected by our customers’ response to efforts by hospitals to reduce inventories and conserve cash due to the difficult economic climate and macroeconomic uncertainties.  All of these factors may cause the fluctuations in our results to be even more volatile from period to period.

Brachytherapy Seed Segment

We sell our TheraSeed® palladium-103 device directly to healthcare providers and to third-party distributors.  We also sell I-Seed and OncoSeed™, both iodine-125 based devices, and other brachytherapy related products, directly to healthcare providers.  We sell OncoSeedTM as a result of our non-exclusive distribution agreement with Oncura executed in April 2011.  We had no OncoSeedTM activity in the first quarter of 2011.

Our brachytherapy product sales decreased 2% compared to the first quarter of 2010.  We believe that the prostate brachytherapy industry in the United States continues to experience pressure from newer forms of treatment.  Some newer forms of treatment have increased their market share, especially those with Medicare reimbursement levels that are higher than reimbursement levels for brachytherapy.  These newer forms of alternative treatments include Intensity Modulated Radiation Therapy (“IMRT”) and robotic surgery.    In addition to treatment options that enjoy favorable reimbursement rates, we believe brachytherapy seed volume and revenue are also affected by disruptive pricing from other brachytherapy providers and uncertainties surrounding reimbursement.

We have non-exclusive distribution agreements in place for the distribution of our TheraSeed® device.  Under our third party distribution agreements, we are the exclusive palladium-103 seed supplier for the treatment of prostate cancer for each distributor, and each distributor has the non-exclusive right to sell TheraSeed® in the U.S. and Canada.  Certain agreements also provide distributors with the right to distribute TheraSeed® for the treatment of solid localized tumors other than in the prostate and with rights to distribute to certain locations outside of North America.  Such applications (non-prostate and outside of North America) have not been material and are not expected to become material in the near future. Our principal non-exclusive distribution agreement is with C.R. Bard (“Bard”).  Our agreement with Bard provides for automatic one year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires December 31, 2012 and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2011. Sales to Bard by our brachytherapy segment represented 29% and 38% of brachytherapy seed segment revenue in the first quarter of 2011 and 2010, respectively.

Core Oncology became an additional non-exclusive distributor of TheraSeed® in January 2010.  In February 2011, we terminated our agreement with Core due to Core’s failure to satisfy its financial obligation to us in accordance with the contractual terms of the agreement. Core had been attempting to become current with amounts due to us.  However, litigation filed against Core by a third party in late January 2011 created what we viewed as an unacceptable level of uncertainty surrounding Core’s ability to satisfy their financial obligations to us for both current and ongoing sales.  To ensure that scheduled patient procedures proceeded as planned, our termination notice provided a transition period during which additional orders from Core have been accepted and honored, including orders from Core on a prepaid basis.  To date, we have continued to supply TheraSeed® to Core on a prepaid basis as they attempt to obtain refinancing.  Sales to Core represented 11% and 12% of brachytherapy segment revenue in the first quarter of 2011 and 2010, respectively.

In the past, healthcare providers have shown strong loyalty to TheraSeed® and we have been highly successful in retaining TheraSeed® customers following the termination of distribution agreements. Healthcare providers who previously purchased TheraSeed® through Core have the opportunity to continue an uninterrupted supply of our product for their patients, either directly from us or through our other distribution channels, including through Core under our arrangements to sell to Core on a prepaid basis.  Should Core ultimately demonstrate an ability to satisfy its obligations going forward, we would consider reentering into a distribution agreement with Core.  As of May 12, 2011, we have not experienced a material decline in unit volumes compared to the volumes we would have expected had the Core agreement not been terminated by us.  However, it is difficult to predict how much unit volume we will ultimately retain due to, among other things, uncertainties in the marketplace, a continuing decline in overall industry-wide procedures and competition.

Certain shipments made to Core in January 2011 immediately prior to our notice of termination of the agreement and during the notice period did not meet the revenue recognition criteria of U.S. GAAP, which require that collectability be reasonably assured.  These shipments totaled approximately $248,000 and were not recognized as revenue in the first quarter of 2011.  Should Core demonstrate an ability to satisfy these obligations, we would recognize this revenue (and income) in the period in which collectability was reasonably assured.  We believe this would most likely be at the time any such payments were collected.

We believe that Medicare reimbursement policies have affected the brachytherapy market and will continue to affect the brachytherapy market.  Prior to 2010, Medicare continued to reimburse for brachytherapy seeds under the “charges adjusted to costs” methodology, which is based on the actual invoiced cost of the seeds and which we sometimes refer to as a “pass-through” methodology.   Consistent with proposals that the Centers for Medicare & Medicaid Services (“CMS”) attempted unsuccessfully to implement in recent years, CMS published a final hospital outpatient prospective payment system (“OPPS”) on November 20, 2009 with fixed prospective payment rates for brachytherapy seeds.  This fixed OPPS, which we sometimes refer to as “fixed reimbursement”, went in effect on January 1, 2010 and fixed the per seed rate at which Medicare reimburses hospitals for the purchase of seeds.  We expect to continue to support efforts to urge Congress and CMS to replace this “fixed reimbursement” rule by obtaining a new extension of the “pass-through” reimbursement policies which existed prior to 2010.  Fixed reimbursement policies at CMS can be expected to lead to pricing pressure from hospitals and other healthcare providers, and to have an adverse effect on our brachytherapy revenue.  The extent of the effect is impossible for us to predict, especially when fixed reimbursement policies are being introduced at a time that coincides with 1) an industry-wide decline in procedures being experienced due, at least in part, to favorable CMS reimbursement rates enjoyed by alternative, less proven, technologies for early stage prostate cancer treatment and 2) uncertainties regarding the implementation and impact of healthcare reform generally.  These factors could have an adverse effect on brachytherapy revenue.

License fees in our brachytherapy segment increased $173,000, or 52% in the first quarter of 2011 over the comparable 2010 period.   License fees include fees from the licensing of our TheraSphere® product, a medical device used for the treatment of liver cancer.  Licensing fees also include fees related to the licensing of certain intellectual property related to an expandable brachytherapy delivery system that we developed. This agreement, which was executed in May 2008, provides for a minimal non-refundable initial license fee and non-refundable, continuing royalties based upon sales and subject to certain minimums.

Operating income and costs and expenses

Following is a summary of operating income by segment (in thousands):

	Quarter Ended March 31,		Increase
	2011	2010	$
Operating income (loss)
Surgical products	$(191)	$(390)	$199
Brachytherapy seed	1,078	1,060	18
Intersegment eliminations	(1)	(13)	12
Consolidated	$886	$657	$229

Surgical Products Segment

In the first quarter of 2011, we incurred an operating loss of $191,000 in our surgical products segment compared with an operating loss of $390,000 in the first quarter of 2010.  Items affecting the comparability of our results included an increase in the corporate overhead allocation of $300,000 to our surgical products segment in the first quarter of 2011, of which $183,000 was directly related to expenses incurred to consider, address and respond to an unsolicited acquisition proposal.   In the first quarter of 2010, we incurred $351,000 of professional fees directly related to our initiation of legal actions against the former owner of CP Medical.  These actions were settled in the fourth quarter of 2010.

In addition to the above mentioned items, we experienced a slight improvement in our gross margins on sales, from 33% in the first quarter of 2010 to 34% in 2011. We did see improvements in process efficiencies, especially in our new needle manufacturing facility built in 2010. However, the ordering patterns of our larger customers continue to be difficult to predict.  Our gross margins were also affected by severe winter storms in the Dallas, Texas area, where our introducer and guidewire facility is located.  Our plant was closed for several days during the quarter, requiring us to utilize more temporary workers and incur more overtime than we ordinarily would in order to maintain production.  We also experienced significant increases in the pricing of certain raw materials in the first quarter, not all of which can be passed along to our customers.

Research and development (“R&D”) expenses increased $69,000 from 2010.  Our R&D program is intended to focus on product extensions, next generation products, and new products that are complementary to our current product lines and that support our customers’ product lines.  Our R&D program is directed toward 510(k) products that have an established market and not on products that require lengthy and expensive clinical trials. Looking forward, our quarterly results are expected to be affected by the timing of these investments.

Looking forward, we expect a number of items to continue to affect the profitability in our surgical products business including, among other things:

•	ordering patterns of our larger OEM and distributor customers,
•	costs incurred to address significant changes in demand,
•	continued investments in infrastructure, R&D, products, and companies as we make investments to support anticipated future growth and to develop products to address growth opportunities,
•
changes in product mix and sales channels, with sales through OEM channels generally carrying a relatively lower gross profit margin and sales through distributor channels generally carrying a somewhat higher gross profit margin,

•	continued pricing pressure from customers,
•	the implementation of our new, corporate-wide ERP systems, and
•	the increasing scale of our surgical products business.

Brachytherapy Seed Segment

Operating income in our brachytherapy business was $1.1 million in both the first quarter of 2011 and 2010.   Manufacturing related expenses in our brachytherapy business tend to be fixed in nature.  Accordingly, even modest changes in revenue can have a significant impact on operating income.  Gross margins and operating income in our brachytherapy seed business are expected to continue to be highly dependent on sales levels due to this high fixed cost component.   Higher revenue in the first quarter of 2011 was offset by an increase in allocation of corporate expenses of $139,000, of which $76,000 was directly related to expenses incurred to consider, address and respond to an unsolicited acquisition proposal.

Bad debt expense in the first quarter of 2011 increased by $177,000 over 2010, primarily due to $215,000 of bad debt expense in the first quarter of 2011 related to amounts due from Core Oncology for which we believe collection is doubtful.

An allowance for doubtful accounts was been established for all unpaid amounts due from Core at December 31, 2010 (which totaled $1.7 million in our brachytherapy segment and $2.1 million on a consolidated basis) and at March 31, 2011 (which totaled $1.8 million in our brachytherapy segment and $2.2 million on a consolidated basis). We continue to pursue collection of all amounts due to us from Core.  If Core demonstrates an ability to pay any or all of the amounts previously considered doubtful, this would represent a change in our estimate.  Any resulting change in estimate would in turn reduce our operating expenses in the period in which Core demonstrates an ability to pay any or all of the amounts due to us.

Other income/expense

A summary of our interest expense is as follows (in thousands):

	Quarter Ended March 31,
	2011	2010

Interest paid or accrued, including loan fees	$226	$252
Fair value adjustment	(33)	103
Interest capitalized	(16)	(38)

Total interest expense	$177	$317

Interest expense paid or accrued, including loan fees, is related to our effective interest rates and the level of our outstanding borrowings under our credit facility.  Fair value adjustments are related to our interest rate swaps.  Such fair value adjustments are unrealized gains or losses and reflect the period to period changes in the estimated fair value of our swaps.  Interest capitalized primarily relates to our new ERP system and, in 2010, the construction of our specialty needle manufacturing facility.  Interest capitalized is expected to decline in 2011 as construction on the needle facility was completed in 2010.  Our weighted average effective interest rate was 3.0% at March 31, 2011.

We manage our interest rate risk using interest rate swaps associated with outstanding borrowings under our credit agreement since our interest rates are floating rates based on LIBOR.  We do not hold or issue interest rate swaps for trading purposes, and we hold no other derivative financial instruments other than interest rate swaps. We enter into interest rate swaps that are designed to hedge the interest rate risk but are not designated as “hedging instruments”, as defined under guidance issued by the Financial Accounting Standards Board (“FASB”).  Changes in the fair value of these instruments are recognized as interest expense.  Such changes in fair value are based on, among other things, discounted cash flows based upon current market expectations about future amounts, yield curves, and mid-market pricing.  Accordingly, the fair value of our interest rate swaps is subject to fluctuation and may have a significant effect on our results of operations in future periods.  Additionally, the counterparty to our interest rate swaps is the lender under our Credit Agreement.  Accordingly, we are exposed to counterparty credit risk from this financial institution. We entered into interest rate swaps based on the relationship with this financial institution as our lender and on their credit rating and the rating of their parent company. We continue to monitor our counterparty credit risk.

Income tax expense

Our effective income tax rate was 39% in the first quarter of 2011 and 61% in the first quarter of 2010, including federal and state income taxes.  Our tax rates in both periods were higher than our normal rates primarily because of the non-cash write off of deferred income tax assets related to certain share-based compensation of $32,000 in 2011 and $90,000 in 2010.  Upon vesting of restricted shares, the tax deduction we receive is determined by the underlying value of the shares at the vesting date.  In both periods, this value was less than the expense we were required to record for financial reporting purposes under guidance issued by the FASB, requiring us to write off the deferred tax asset associated with them. This income tax expense amount is not related to the amount of pre-tax income and, accordingly, can have a significant effect on the tax rate depending upon the pre-tax income amount.   Under FASB guidance, differences between deductible temporary differences related to share-based payments and the tax deduction that would result based on the current fair value of our shares cannot be considered in measuring the gross deferred tax asset or determining the need for a valuation allowance.  In other words, prior to the vesting of these restricted shares, we cannot provide a valuation allowance for this deferred tax asset or otherwise write off this asset, even though we believe that all or a portion of the asset will not ultimately be realized.  Looking forward, these and other similar circumstances may continue to cause fluctuations in our effective income tax rate for financial reporting purposes.

Critical Accounting Policies and Estimates

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The SEC defines “critical accounting policies” as those that require application of our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are more fully described in the notes to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2010. Certain accounting policies, as more fully described under “Critical Accounting Policies and Estimates” included in the Management’s Discussion and Analysis of our 2010 Form 10-K, are those which we believe are most critical in fully understanding and evaluating our reported financial results, and are areas in which our judgment in selecting an available alternative might produce a materially different result. There have been no significant changes to our critical accounting policies since December 31, 2010.

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

We had cash, cash equivalents, and marketable securities of $39.3 million at March 31, 2011 compared to $40.6 million at December 31, 2010.

Cash provided by operations was $287,000 and $1.3 million for the first quarter of 2011 and 2010, respectively. Cash provided by operations consists of net earnings plus non-cash expenses such as depreciation, amortization, deferred income taxes and changes in balance sheet items such as accounts receivable, inventories, prepaid expenses and payables.  The decline in cash from operations from first quarter of 2010 is mainly due to the timing of payments on our accounts payable.

Capital expenditures totaled $696,000 and $2.8 million during the first quarter of 2011 and 2010, respectively.  The 2010 expenditures were primarily for the construction of our new specialty needle manufacturing facility (completed in the third quarter of 2010) and development of our new ERP system.  During 2010 we implemented our new ERP system at two of our four primary locations.  During the first quarter of 2011 we implemented our new ERP system at a third location.  Other than temporary increases in backlog, no significant interruptions in our day to day operations have been experienced during any of our implementations thus far. We expect to complete the ERP implementation at our one remaining location over the next twelve months. We expect our capital expenditures for the full year of 2011 to be approximately $2.5 million to $3.5 million as we complete the implementation of our ERP system and continue our investments to support growth in the surgical products segment and maintain the brachytherapy segment.  However, the timing and amounts of capital expenditures are subject to fluctuation depending upon opportunities we may identify.

Cash used by financing activities was $834,000 in the first quarter of 2011, which consisted of principal repayments of our outstanding borrowings, in accordance with the terms of our credit facility.  The terms of our credit facility require another $2.5 million of principal repayments during the remainder of 2011.

We may also continue to use cash for the pursuit of additional diversification efforts, such as product development and the purchase of technologies, products or companies.  We believe that current cash and investment balances, our current credit facility (see below) and cash from future operations will be sufficient to meet our current short-term anticipated working capital and capital expenditure requirements. However, continued disruption and instability in the U.S. and global financial markets and worldwide economies may hinder our ability to take advantage of opportunities for long-term growth in our businesses.  In the event additional financing becomes necessary, we may choose to raise those funds through other means of financing as appropriate.

Credit Agreement

We have a Credit Agreement with a financial institution which provides for up to $30 million of borrowings under a revolving credit facility (the “Revolver”) and a $10 million term loan (the “Term Loan”).  The Revolver matures on October 31, 2012 with interest payable at the London Interbank Offered Rate (“LIBOR”) plus 2.25%.  Maximum borrowings under the Revolver can be increased to $40 million with the prior approval of the lender under an accordion feature.  The Revolver also provides for a $5 million sub-limit for trade and stand-by letters of credit.  Letters of credit totaling $946,000, representing decommission funding required by the Georgia Department of Natural Resources, were outstanding under the Credit Agreement as of March 31, 2011. The Term Loan is payable in thirty-six equal monthly installments of $278,000 plus interest at LIBOR plus 1.75%, through July 2012.  The Credit Agreement is unsecured, but provides for a lien to be established on substantially all of our assets upon certain events of default.  The Credit Agreement contains representations and warranties, as well as affirmative, reporting and negative covenants customary for financings of this type.  Among other things, the Credit Agreement restricts the incurrence of certain additional debt and requires the maintenance of certain financial ratios, including a minimum fixed charge coverage ratio, a maximum liabilities to tangible net worth ratio, and the maintenance of minimum liquid assets of $10 million, as all such ratios and terms are defined in the Credit Agreement.  We were in compliance with all covenants, as amended, at March 31, 2011.

We also have certain interest rate swap agreements to manage our variable interest rate exposure.  We entered into a floating to fixed rate swap with respect to the entire principal amount of the Term Loan, at a fixed interest rate of 3.27%, and a separate floating to fixed rate swap with respect to $6 million of the principal amount outstanding under the Revolver, at a fixed interest rate of 4.26%.  Both interest rate swaps expire on June 1, 2012.  Our weighted average effective interest rate at March 31, 2011 was 3.0%.

Medicare Developments

Prior to 2010, Medicare continued to reimburse for brachytherapy seeds under the “charges adjusted to costs” methodology, which is based on the actual invoiced cost of the seeds and which we sometimes refer to as a “pass-through” methodology.   Consistent with proposals that CMS attempted unsuccessfully to implement in recent years, CMS published a final hospital OPPS on November 20, 2009 with fixed prospective payment rates for brachytherapy seeds.  This fixed OPPS, which we sometimes refer to as “fixed reimbursement”, went in effect on January 1, 2010 and fixed the per seed rate at which Medicare reimburses hospitals for the purchase of seeds.  We continue to support efforts that urge Congress and CMS to replace this “fixed reimbursement” rule by obtaining a new extension of the “pass-through” reimbursement policies which existed prior to 2010.  Fixed reimbursement policies at CMS can be expected to lead to pricing pressure from hospitals and other healthcare providers, and to have an adverse effect on our brachytherapy revenue.  The extent of the effect is impossible for us to predict, especially when fixed reimbursement policies are being introduced at a time that coincides with 1) an industry wide decline in procedures being experienced due, at least in part, to favorable CMS reimbursement rates enjoyed by alternative, less proven, technologies and 2) uncertainties regarding the implementation and impact of healthcare reform generally.  These factors could have an adverse effect on brachytherapy revenue.

Forward Looking and Cautionary Statements

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding sales, marketing and distribution efforts, ordering patterns of customers, future costs to address significant changes in demand, short term volatility of our results, our expectation regarding changes in product mix and sales channels, with sales through OEM channels generally carrying a relatively lower gross profit margin and sales through distributor channels generally carrying a somewhat higher gross profit margin, our ability to control operating expenses, effects of healthcare reform, third-party reimbursement, CMS policy, sales mix, effectiveness and continuation of non-exclusive distribution agreements, pricing for the TheraSeed® and I-Seed devices, anticipated growth in the surgical products business segment,  the increasing scale of our surgical products business, the move to a new and larger specialty needle manufacturing facility, which is expected to have higher maintenance and operating costs, future cost of sales and gross margins, R&D efforts and expenses (including our centralized, corporate-wide R&D initiative), investment in additional personnel, infrastructure and capital assets, implementation of a new ERP system, future SG&A expenses, potential new products and opportunities, future results in general, plans and strategies for continuing diversification, valuation of marketable securities and cash equivalents we may hold, and the sufficiency of our liquidity and capital resources.

Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the following factors. You should not consider this list to be a complete statement of all potential risks and uncertainties:

•	changes in the U.S. healthcare industry and regulatory environment;
•	competition;
•	new product development cycles;
•	development and growth of new applications within our markets;
•	changes in FDA regulatory approval processes;
•	effectiveness and execution of marketing and sales programs, including those of our distributors;
•	changes in third-party reimbursement, including CMS and private payors;
•	potential changes in product pricing;
•	changes in costs and availability of materials and other operating costs;
•	continued acceptance of our products in the marketplace;
•	changes in demand for products;
•	our ability to meet customer demands and/or the need to incur additional costs and inefficiencies to meet such demand;
•	a reduction in the number of procedures utilizing our devices caused by cost containment pressures, alternative therapies, or by other reasons;
•	our ability to successfully identify, consummate and integrate strategic acquisitions;
•	our ability to capitalize on opportunities for growth;
•	increased costs or product delays required to comply with existing and changing regulations applicable to our businesses, operations and products;
•	effectiveness of implementation of our new ERP system;
•	ability to realize our estimate of fair value upon sale or liquidation of cash, cash equivalents and marketable securities that we may hold;
•	retention of key employees;
•	damage to one or more of our facilities;
•	volatility in U.S. and global financial markets;
•	substantial defaults in payments or a material reduction in purchases by, or loss of, a large customer;
•	changes in circumstances that could impair our intangible assets;
•	new or revised tax legislation or challenges to our tax positions;
•	changes in accounting principles generally accepted in the United States of America;
•	general economic conditions, including changes in the financial markets that may affect the availability and cost of credit to us, our customers or our suppliers; and
•	the other factors set forth or incorporated by reference under “Risk Factors” in our 2010 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The quantitative and qualitative disclosures about market risk are discussed in Item 7A in our 2010 Annual Report on Form 10-K. There have been no material changes in information reported since the year ended December 31, 2010.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011, the end of the period covered by this report.

During the first quarter of 2011, we continued development of a corporate-wide ERP system.  Our new ERP system is expected to standardize and automate business processes, to improve operational and financial performance, and to enhance internal controls.  We implemented our new ERP system at one of our primary locations during the first quarter of 2011. The implementation of our new ERP system at this location has resulted in changes to our business processes and internal controls over financial reporting.

Other than the changes mentioned above with respect to the implementation of our new ERP system, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Further changes in our internal control over financial reporting are expected as we complete the implementation of our new ERP system at one remaining location.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to certain legal proceedings and claims in the ordinary course of business. We currently are not aware of any such legal proceedings or claims that we believe will have, individually or in aggregate, a material adverse effect on our business, financial condition, or operating results.

Item 1A. Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results, should be carefully considered. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the first quarter of 2011,  8,127 shares of our common stock were purchased from employees to pay the withholding taxes associated with the vesting of restricted stock.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under these Plans or Programs
January 1 to 31, 2011	--	$--	--	--
February 1 to 28, 2011	8,127	$1.71	--	--
March 1 to 31, 2011	--	$--	--	--
Total	8,127	$1.71	--	--

(1)	Represents shares purchased from employees to pay the withholding taxes related to the vesting of restricted stock. The shares were not part of a publicly announced repurchase plan or program.

Item 6. Exhibits

Exhibit No.	Title

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT:

THERAGENICS CORPORATION

Date: May 12, 2011	By:	/s/ M. Christine Jacobs
M. Christine Jacobs
Chief Executive Officer

Date: May 12, 2011	By:	/s/ Francis J. Tarallo
Francis J. Tarallo
Chief Financial Officer