Form 10-Q
period 2011-06-30
THERAGENICS CORP
filed 2011-08-11
CIK 795551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of August 4, 2011 the number of shares of $0.01 par value common stock outstanding was 33,974,416.

THERAGENICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUE
Product sales	$20,968	$20,428	$40,706	$40,400
License and fee income	568	349	1,083	695
	21,536	20,777	41,789	41,095
COST OF SALES	12,828	11,953	25,114	24,424
GROSS PROFIT	8,708	8,824	16,675	16,671

OPERATING EXPENSES
Selling, general and administrative	5,546	6,118	11,393	12,022
Amortization of purchased intangibles	698	805	1,396	1,651
Research and development	460	414	995	854
Loss on sale of equipment	1	39	2	39
	6,705	7,376	13,786	14,566
EARNINGS FROM OPERATIONS	2,003	1,448	2,889	2,105

NON-OPERATING INCOME/(EXPENSE)
Interest income	43	12	83	42
Interest expense	(186)	(222)	(363)	(539)
Other	2	49	3	49
	(141)	(161)	(277)	(448)
EARNINGS BEFORE INCOME TAX	1,862	1,287	2,612	1,657
Income tax expense	677	505	969	731

NET EARNINGS	$1,185	$782	$1,643	$926

NET EARNINGS PER COMMON SHARE:
Basic	$0.04	$0.02	$0.05	$0.03
Diluted	$0.04	$0.02	$0.05	$0.03
WEIGHTED AVERAGE SHARES:
Basic	33,418	33,266	33,378	33,240
Diluted	33,753	33,374	33,707	33,385

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	June 30, 2011 (Unaudited)	December 31, 2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$28,328	$29,674
Marketable securities	12,658	10,949
Trade accounts receivable, less allowance of $2,667 in 2011 and $2,413 in 2010	10,806	9,567
Inventories	14,539	13,116
Deferred income tax asset	1,892	1,843
Prepaid expenses and other current assets	970	917
TOTAL CURRENT ASSETS	69,193	66,066

Property and equipment, net	35,975	36,722
Intangible assets, net	10,889	12,319
Other assets	84	80

TOTAL ASSETS	$116,141	$115,187

LIABILITIES & SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Trade accounts payable	$1,959	$1,887
Accrued salaries, wages and payroll taxes	2,681	2,340
Short-term borrowings	3,333	3,333
Income taxes payable	470	8
Other current liabilities	1,249	1,400
TOTAL CURRENT LIABILITIES	9,692	8,968

Long-term borrowings	22,000	23,667
Deferred income taxes	1,157	1,213
Decommissioning retirement liability	778	749
Other long-term liabilities	199	311
TOTAL LIABILITIES	33,826	34,908

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, authorized 100,000 shares of $0.01 par value, issued and outstanding, 33,964 in 2011 and 33,651 in 2010	339	336
Additional paid-in capital	74,273	73,902
Retained earnings	7,672	6,029
Accumulated other comprehensive gain	31	12
TOTAL SHAREHOLDERS’ EQUITY	82,315	80,279

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$116,141	$115,187

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$1,643	$926
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,592	3,623
Deferred income taxes	(105)	(347)
Provision for allowances	383	597
Share-based compensation	361	261
Change in fair value of interest rate swaps	(60)	132
Decommissioning retirement liability	29	26
Loss on sale of equipment	2	39
Changes in assets and liabilities:
Accounts receivable	(1,495)	(2,321)
Inventories	(1,550)	(1,576)
Prepaid expenses and other current assets	(53)	(2)
Trade accounts payable	96	922
Accrued salaries, wages and payroll taxes	341	(9)
Income taxes payable	462	597
Other current liabilities	(195)	327
Other	(56)	(149)
Net cash provided by operating activities	3,395	3,046

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of property and equipment	(1,304)	(7,044)
Proceeds from sale of property and equipment	5	6
Purchases of marketable securities	(7,743)	(12,585)
Maturities of marketable securities	5,955	1,160
Proceeds from sales of marketable securities	-	200
Net cash used by investing activities	(3,087)	(18,263)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of borrowings	(1,667)	(1,667)
Employee stock purchase plan	27	–
Retirement of common stock	(14)	–
Net cash used by financing activities	(1,654)	(1,667)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(1,346)	$(16,884)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	29,674	45,326
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,328	$28,442

SUPPLEMENTARY CASH FLOW DISCLOSURE:
Interest paid	$417	$471
Income taxes paid	$613	$480

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Liability for property and equipment acquired	$63	$669

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)
(Amounts in thousands)

	Common Stock				Accumulated
	Number of	Par Value	Additional Paid-in	Retained	other comprehensive
	Shares	Amount	Capital	Earnings	gain	Total

BALANCE, December 31, 2010	33,651	$336	$73,902	$6,029	$12	$80,279

Issuance of restricted shares	298	3	(3)	-	-	-

Employee stock purchase plan	23	-	27	-	-	27

Share-based compensation	-	-	361	-	-	361

Other comprehensive gain	-	-	-	-	19	19

Shares retired	(8)	-	(14)	-	-	(14)

Net earnings for the period	-	-	-	1,643		1,643

BALANCE, June 30, 2011	33,964	$339	$74,273	$7,672	$31	$82,315

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
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

NOTE B – RECENTLY ISSUED ACCOUNTING STANDARD

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that eliminates the current option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity.  Under this statement, we can elect to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This statement will be effective for us in our first quarter 2012 Form 10-Q and will be applied retrospectively to all prior periods presented.

NOTE C – FINANCIAL INSTRUMENTS AND FAIR VALUE

Financial Instruments

We are exposed to certain risks relating to our ongoing business operations. We manage our interest rate risk using interest rate swaps associated with outstanding borrowings under our credit agreement as our interest rates have floating rates based on LIBOR.  Our interest rate swaps are intended to convert a portion of our floating rate debt to a fixed rate.  We do not use interest rate swaps for speculative or trading purposes, and we hold no other derivative financial instruments other than interest rate swaps.  Our interest rate swaps are recorded as either assets or liabilities at fair value on our condensed consolidated balance sheets.  We enter into interest rate swaps that are designed to hedge our interest rate risk but are not designated as “hedging instruments”, as defined under guidance issued by the FASB.  Changes in the fair value of these instruments are recognized as interest expense on our condensed consolidated statements of earnings.  The counterparty to our interest rate swaps is the lender under our credit agreement.  Accordingly, we are exposed to counterparty credit risk from this financial institution. We entered into interest rate swaps based on our relationship with this financial institution as our lender and on their credit rating and the rating of their parent company. We continue to monitor our counterparty credit risk.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

A roll forward of the notional value of our interest rate swaps for the six months ended June 30, 2011 is as follows (in thousands):

Balance, December 31, 2010	$11,000
New contracts	-
Matured contracts	(1,667)
Balance, June 30, 2011	$9,333

The location and fair value of our derivative financial instruments not designated as hedging instruments in our condensed consolidated balance sheets were as follows (in thousands):

Type	Maturity	Balance Sheet Location	June 30, 2011	December 31, 2010
Interest rate swaps	June 2012	Other current liabilities	$127	$-
Interest rate swaps	June 2012	Other long-term liabilities	$-	$187

The following table includes information about gains and losses recognized on our derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of earnings (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Location of Loss (Gain) Recognized
	2011	2010	2011	2010	in Income
Periodic settlements	$40	$50	$73	$103	Interest expense
Change in fair value	$(27)	$29	$(60)	$132	Interest expense

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

We had the following assets (liabilities) measured at fair value on a recurring basis subject to disclosure requirements:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2011
Money market funds	$8,323	$-	$-	$8,323
Marketable securities	12,658	-	-	12,658
Total assets	$20,981	$-	$-	$20,981

Interest rate swaps liability	$-	$(127)	$-	$(127)

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2010
Money market funds	$8,053	$-	$-	$8,053
Marketable securities	10,949	-	-	10,949
Total assets	$19,002	$-	-	$19,002

Interest rate swaps liability	$-	$(187)	$-	$(187)

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

Financial Instruments Not Measured at Fair Value

Our financial instruments not measured at fair value consist of cash and cash equivalents, accounts receivable, and accounts payable, the carrying value of each approximating fair value due to the nature of these accounts. Our financial instruments not measured at fair value also include borrowings under our credit agreement.  We estimate the fair value of outstanding borrowings under our credit agreement based on the current market rates applicable to borrowers with credit profiles similar to us.  We estimate that the carrying value of our borrowings approximates fair value at June 30, 2011.

There were no nonfinancial assets or nonfinancial liabilities measured at fair value at June 30, 2011 or December 31, 2010.

NOTE D - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. Market is replacement cost or net realizable value. We estimate reserves for inventory obsolescence based on our judgment of future realization. Inventories were comprised of the following (in thousands):

	June 30, 2011	December 31, 2010
Raw materials	$6,598	$5,709
Work in process	2,703	2,423
Finished goods	5,019	4,625
Spare parts and supplies	915	928
	15,235	13,685
Allowance for obsolete inventory	(696)	(569)
Inventories, net	$14,539	$13,116

NOTE E - INCOME TAXES

Our effective income tax rates, which include federal and state income taxes, were approximately 36% and 37%, for the three and six months ending June 30, 2011, respectively, and were approximately 39% and 44% for the three and six months ending June 30, 2010, respectively.  Our tax rates are affected by the amount of non-cash write off of deferred income tax assets related to certain share-based compensation.  The amount of the tax deduction upon vesting of certain restricted shares was less than the financial reporting expense we recorded over the vesting period in accordance with guidance issued by the FASB, requiring us to write off $4,000 and $36,000 of deferred tax assets associated with them for the three and six months ended June 30, 2011, respectively, and $36,000 and $126,000 for the three and six months ended June 30, 2010, respectively.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

NOTE F – SHARE-BASED COMPENSATION

Stock Options

During the six months ended June 30, 2011, we granted 423,500 stock options (with a grant date fair value of $1.15 per share) to executive officers in connection with our long-term incentive compensation programs.  The stock options vest ratably over four years.  The exercise price of the stock options granted was $1.71 per share, which is equal to the market price of the underlying common stock on the date of grant.  The grant date fair value of the stock options was estimated using the Black-Scholes options-pricing model using the following assumptions:

Expected dividend yield	0.0%

Expected volatility	62.8%

Risk-free interest rate	3.0%

Expected life	8 years

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

We recognize compensation expense for option awards with graded vesting on a straight-line basis over the requisite service period for each separately vesting portion of the award. Compensation cost related to stock options totaled $96,000 and $178,000 for the three and six months ended June 30, 2011, respectively, and $77,000 and $136,000 for the three and six months ended June 30, 2010, respectively.  As of June 30, 2011, there was approximately $392,000 of unrecognized compensation cost related to non-vested stock options granted in 2011, which is expected to be recognized over a weighted average period of approximately 2.3 years.  No stock options were exercised during the six months ended June 30, 2011 or 2010.

Restricted Stock

A summary of activity in non-vested restricted stock awards during the first six months of 2011 follows (shares in thousands):

	Shares	Weighted average grant date fair value
Non-vested at January 1, 2011	364	$1.76
Granted	298	1.76
Vested	(131)	2.20
Forfeited	--	--
Non-vested at June 30, 2011	531	$1.65

Fair value of restricted shares granted to employees and directors is based on the fair value of the underlying common stock at the grant date.  Compensation expense related to restricted stock totaled approximately $91,000 and $178,000 for the three and six months ended June 30, 2011, respectively, and $67,000 and $125,000 for the three and six months ended June 30, 2010, respectively. As of June 30, 2011, there was approximately $573,000 of unrecognized compensation cost related to the restricted shares, which is expected to be recognized over a weighted average period of 2.1 years.  The total fair value of restricted stock vested was approximately $232,000 and $134,000 for the six months ended June 30, 2011 and 2010, respectively.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

NOTE G – COMPREHENSIVE INCOME

The following table summarizes comprehensive income for the applicable period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Comprehensive income:
Net earnings	$1,185	$782	$1,643	$926
Other comprehensive income, net of taxes:
Unrealized gain on securities available for sale	13	37	19	2
Total comprehensive income	$1,198	$819	$1,662	$928

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

Core Oncology (“Core”) became an additional non-exclusive distributor of TheraSeed® in January 2010.  In February 2011, we terminated our agreement with Core due to Core’s failure to satisfy its financial obligation to us in accordance with the contractual terms of the agreement.  Core had been attempting to become current with amounts due to us.  However, litigation filed against Core by a third party in late January 2011 created what we viewed as an unacceptable level of uncertainty surrounding Core’s ability to satisfy their financial obligations to us for both current and ongoing sales.  Subsequent to termination of the agreement, we have continued to sell to Core on a prepaid basis.

Major Customers

Sales to Bard under the Bard Agreement represented approximately 27% and 28% of total brachytherapy seed segment revenue for the three and six months ended June 30, 2011, respectively, and 33% and 36% of total brachytherapy seed segment revenue for the three and six months ended June 30, 2010, respectively. Our surgical products segment also sells to Bard.  Total consolidated sales to Bard, including sales in our brachytherapy seed segment and our surgical products segment, represented approximately 10% and 11% of consolidated revenue for the three and six months ended June 30, 2011 and 12% and 13% for the three and six months ended June 30, 2010, respectively.

Accounts receivable from Bard represented approximately 23% of brachytherapy accounts receivable and less than 10% of consolidated accounts receivable at June 30, 2011. At December 31, 2010, accounts receivable from Bard under the Bard Agreement represented approximately 19% of brachytherapy accounts receivable and 10% of consolidated accounts receivable.

Sales to Core in our brachytherapy segment totaled approximately 13% and 10% of total brachytherapy seed segment revenue for the three and six months ended June 30, 2011, respectively, and 12% for both the three and six months ended June 30, 2010.  Brachytherapy accounts receivable due from Core was $1.8 million and $1.7 million and consolidated accounts receivable due from Core was $2.2 million and $2.1 million at June 30, 2011 and December 31, 2010, respectively.  An allowance for doubtful accounts was established for all unpaid amounts due from Core at June 30, 2011 and December 31, 2010, respectively.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

 NOTE I - SEGMENT REPORTING

We are a medical device company serving the cancer treatment and surgical markets, operating in two business segments. Our surgical products business consists of wound closure, vascular access, and specialty needle products. Our brachytherapy seed business produces, markets, and distributes “seeds” primarily in the minimally invasive treatment of localized prostate cancer.  Our brachytherapy product line includes  our palladium-103 TheraSeed® device and the iodine-125 based devices, I-Seed and OncoSeed™, all of which we used primarily in the minimally invasive treatment of localized prostate cancer and services.

The following tables provide certain information for these segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Surgical products	$15,470	$14,895	$29,862	$29,465
Brachytherapy seed	6,278	5,988	12,231	11,880
Intersegment eliminations	(212)	(106)	(304)	(250)
	$21,536	$20,777	$41,789	$41,095
Earnings (loss) from operations
Surgical products	$498	$388	$307	$(2)
Brachytherapy seed	1,517	1,059	2,595	2,119
Intersegment eliminations	(12)	1	(13)	(12)
	$2,003	$1,448	$2,889	$2,105
Capital expenditures
Surgical products	$140	$3,730	$275	$5,832
Brachytherapy seed	468	526	1,029	1,212
	$608	$4,256	$1,304	$7,044
Depreciation and amortization
Surgical products	$1,233	$1,201	$2,434	$2,443
Brachytherapy seed	579	636	1,158	1,180
	$1,812	$1,837	$3,592	$3,623

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

Supplemental information related to significant assets and liabilities follows (in thousands):

	June 30, 2011	December 31, 2010
Identifiable assets
Surgical products	$70,000	$69,994
Brachytherapy seed	62,540	65,649
Corporate investment in subsidiaries	111,439	111,439
Intersegment eliminations	(127,838)	(131,895)
	$116,141	$115,187
Intangible assets
Surgical products	$10,801	$12,198
Brachytherapy seed	88	121
	$10,889	$12,319

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

Information regarding revenue by geographic regions follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Product sales
United States	$18,645	$18,289	$35,851	$36,142
Europe	2,009	1,806	4,184	3,596
Other foreign countries	314	333	671	662
	20,968	20,428	40,706	40,400

License and fee income
United States	222	127	419	267
Canada	346	222	664	428
	568	349	1,083	695
	$21,536	$20,777	$41,789	$41,095

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

	Three Months Ended June 30,		Six Months ended June 30,
	2011	2010	2011	2010
Net earnings	$1,185	$782	$1,643	$926

Weighted average common shares outstanding	33,418	33,266	33,378	33,240
Incremental common shares issuable under stock options and awards	335	108	329	145
Weighted average common shares outstanding assuming dilution	33,753	33,374	33,707	33,385
Earnings per share
Basic	$0.04	$0.02	$0.05	$0.03
Diluted	$0.04	$0.02	$0.05	$0.03

Potential common stock issuable upon the exercise of approximately 1,400,000 and 1,079,000 stock options for the three and six months ended June 30, 2011, respectively, were not included in the diluted earnings per share calculation because their effect is antidilutive.  For both the three and six months ended June 30, 2010, potential common stock from approximately 1,081,000 stock options were not included in the diluted earnings per share calculation because their effect is antidilutive.

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

Results of Operations

Revenue

Following is a summary of revenue by segment (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change ($)	2011	2010	Change (%)
Revenues by segment:
Surgical products
Product sales	$15,448	$14,894	4%	$29,829	$29,449	1%
Licensing and fee income	22	1	2,100%	33	16	106%
Total surgical products	15,470	14,895	4%	29,862	29,465	1%

Brachytherapy seed
Product sales	5,732	5,640	2%	11,181	11,201	-
Licensing and fee income	546	348	57%	1,050	679	55%
Total brachytherapy seed	6,278	5,988	5%	12,231	11,880	3%

Intersegment eliminations	(212)	(106)	(100%)	(304)	(250)	(22%)

Consolidated
Product sales	20,968	20,428	3%	40,706	40,400	1%
Licensing and fee income	568	349	63%	1,083	695	56%
Total consolidated	$21,536	$20,777	4%	$41,789	$41,095	2%

Surgical Products Segment

Revenue in our surgical products business increased 4% and 1% in the first three and six months of 2011, respectively, compared to the 2010 periods.  We believe this reflects the variable and unpredictable ordering patterns of our larger customers, especially on a quarter to quarter basis.  In addition, revenue in the first half of 2010 benefitted from relieving a high backlog that existed at December 31, 2009. Finally, it has been widely reported that consumers are making fewer visits to doctors’ offices, which in turn is reducing demand for medical devices. This trend may have a negative effect on revenue.

Open orders in our surgical products segment were $14.8 million on June 30, 2011 compared to $13.0 million at December 31, 2010.  Open orders represent firm orders from customers for future delivery.  Open orders are not guaranteed shipments, and they are subject to cancellation or delay.  Backlog in our surgical products business was $1.2 million at June 30, 2011 and $345,000 at December 31, 2010.  Backlog represents orders included in open orders on which we have missed promised shipment dates.  The increase in our backlog from December 31, 2010 was primarily due to the variable and unpredictable ordering patterns of our larger customers.  Our backlog was also impacted by delays at certain suppliers and the implementation of our new ERP system at one location.  Looking forward, we expect a portion of this backlog to be reduced in the second half of 2011. However, we expect our backlog to continue to vary based on changes in ordering patterns of our larger customers and changes in customer behavior.

A significant portion of the products in our surgical business continue to be sold to OEMs and a network of distributors.  Ordering patterns of these customers vary and are difficult to predict. Accordingly, surgical products revenue is subject to fluctuation, especially on a quarter-to-quarter basis.  In addition, revenue has been and will continue to be affected by our customers’ response to efforts by hospitals to reduce inventories and conserve cash due to the difficult economic climate and macroeconomic uncertainties. We are also affected by recent reported trends of consumers making fewer visits to doctors’ offices, which in turn reduces demand for medical devices.  All of these factors may cause the fluctuations in our results to be even more volatile from period to period.

Brachytherapy Seed Segment

We sell our TheraSeed® palladium-103 device directly to healthcare providers and to third-party distributors.  We also sell I-Seed and OncoSeed™, both iodine-125 based devices, and other brachytherapy related products, directly to healthcare providers.

Our brachytherapy product sales increased 2% in the second quarter of 2011 and were flat for the first six months of 2011 from the comparable 2010 periods.  We believe that the prostate brachytherapy industry in the United States continues to experience pressure from newer forms of treatment.  Some newer forms of treatment have increased their market share, especially those with Medicare reimbursement levels that are higher than reimbursement levels for brachytherapy.  These newer forms of alternative treatments include Intensity Modulated Radiation Therapy (“IMRT”) and robotic surgery.  In addition to competing treatment options that enjoy favorable reimbursement rates, we believe brachytherapy seed volume and revenue are also affected by disruptive pricing from other brachytherapy providers and uncertainties surrounding reimbursement.

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

Sales to Bard under the Bard Agreement represented approximately 27% and 28% of total brachytherapy seed segment revenue for the three and six months ended June 30, 2011, respectively, and 33% and 36% of total brachytherapy seed segment revenue for the three and six months ended June 30, 2010, respectively. Our surgical products segment also sells to Bard.  Total consolidated sales to Bard, including sales in our brachytherapy seed segment and our surgical products segment, represented approximately 10% and 11% of consolidated revenue for the three and six months ended June 30, 2011, respectively, and 12% and 13% for the three and six months ended June 30, 2010, respectively.

Core Oncology (“Core”) became an additional non-exclusive distributor of TheraSeed® in January 2010.  In February 2011, we terminated our agreement with Core due to Core’s failure to satisfy its financial obligation to us in accordance with the contractual terms of the agreement. Core had been attempting to become current with amounts due to us.  However, litigation filed against Core by a third party in late January 2011 created what we viewed as an unacceptable level of uncertainty surrounding Core’s ability to satisfy their financial obligations to us for both current and ongoing sales.  Subsequent to termination of the agreement, we have continued to supply TheraSeed® to Core on a prepaid basis as they attempt to obtain refinancing.  Sales to Core in our brachytherapy segment totaled approximately 13% and 10% of total brachytherapy seed segment revenue for the three and six months ended June 30, 2011, respectively, and 12% for both the three and six months ended June 30, 2010.

In the past, healthcare providers have shown strong loyalty to TheraSeed® and we have been highly successful in retaining TheraSeed® customers following the termination of distribution agreements. Healthcare providers who previously purchased TheraSeed® through Core have the opportunity to continue an uninterrupted supply of our product for their patients, either directly from us or through our other distribution channels, including through Core under our arrangements to sell to Core on a prepaid basis.  Should Core ultimately demonstrate an ability to satisfy its obligations going forward, we would consider reentering into a distribution agreement with Core.  As of August 11, 2011, we have not experienced a material decline in unit volumes compared to the volumes we would have expected had the Core agreement not been terminated by us.  However, it is difficult to predict how much unit volume we will ultimately retain due to, among other things, uncertainties in the marketplace, a continuing decline in overall industry-wide procedures and competition.

As a result of the circumstances surrounding our termination of the Core agreement, certain shipments to Core did not meet the revenue recognition criteria of U.S. GAAP, which require that collectability be reasonably assured.  These shipments totaled approximately $4,000 and $252,000 for the three and six months ended June 30, 2011, respectively, and were not recognized as revenue.  Should Core demonstrate an ability to satisfy these obligations, we would recognize this revenue (and income) in the period in which collectability was reasonably assured.  We believe this would most likely be at the time any such payments were collected.

We believe that Medicare reimbursement policies have affected the brachytherapy market and will continue to affect the brachytherapy market.  Prior to 2010, Medicare provided reimbursement for brachytherapy seeds under the “charges adjusted to costs” methodology, which is based on the actual invoiced cost of the seeds and which we sometimes refer to as a “pass-through” methodology.  The Centers for Medicare & Medicaid Services (“CMS”) published a final hospital outpatient prospective payment system (“OPPS”) on November 20, 2009 with fixed prospective payment rates for brachytherapy seeds.  This fixed OPPS, which we sometimes refer to as “fixed reimbursement”, went in effect on January 1, 2010 and fixed the per seed rate at which Medicare reimburses hospitals for the purchase of seeds.  We expect to continue to support efforts to urge Congress and CMS to replace this “fixed reimbursement” rule by returning to the “pass-through” reimbursement policies which existed prior to 2010.  Fixed reimbursement policies at CMS can be expected to lead to pricing pressure from hospitals and other healthcare providers, and to have an adverse effect on our brachytherapy revenue.  The extent of the effect is impossible for us to predict, especially when fixed reimbursement policies are being introduced at a time that coincides with 1) an industry-wide decline in procedures being experienced due, at least in part, to favorable CMS reimbursement rates enjoyed by alternative, less proven, technologies for early stage prostate cancer treatment and 2) uncertainties regarding the implementation and impact of healthcare reform generally.  These factors could have an adverse effect on brachytherapy revenue.

License fees in our brachytherapy segment increased 57% and 55% for the three and six months ended June 30, 2011, respectively, over the comparable 2010 periods.   License fees include fees from the licensing of our TheraSphere® product, a medical device used for the treatment of liver cancer.  Licensing fees also include fees related to the licensing of certain intellectual property related to an expandable brachytherapy delivery system that we developed. This agreement, which was executed in May 2008, provides for a minimal non-refundable initial license fee and non-refundable continuing royalties based upon sales subject to certain minimums. Costs and expenses associated with our license agreements are not material.

Operating income and costs and expenses

Following is a summary of operating income by segment (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change ($)	2011	2010	Change ($)

Surgical products	$498	$388	110	$307	$(2)	309
Brachytherapy seed	1,517	1,059	458	2,595	2,119	476
Intersegment eliminations	(12)	1	(13)	(13)	(12)	(1)

Consolidated	$2,003	$1,448	555	$2,889	$2,105	784

Surgical Products Segment

Operating income in our surgical products segment increased in both the three and six months ended June 30, 2011 from the comparable 2010 periods, despite a decline in our gross profit margins on sales. Our gross profit margins were 36% and 35% for the three and six months ended June 30, 2011, respectively, compared to 39% and 36% for the three and six months ended June 30, 2010, respectively.   Gross margins continue to be affected by changes in product and customer mix. Our gross margins for the six months ended June 30, 2011 were also affected by the closing of our Dallas, Texas plant for several days in the first quarter due to severe winter storms.  We had to utilize more temporary workers and incur more overtime than we ordinarily would in order to maintain production. We also experienced significant increases in the pricing of certain raw materials in the first quarter, not all of which could be passed along to our customers.

Items affecting comparability between the 2011 and 2010 periods include certain expenses that were only incurred in either 2011 or 2010, including the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Acquisition proposal expenses(a)	$35	$-	$218	$-
Professional fees(b)	-	221	-	572
Moving related expenses(c)	-	137	-	137
Core receivables(d)	-	50	-	50

(a)	Acquisition proposal expenses related to expenses to consider, address, and respond to an unsolicited acquisition proposal.
(b)	Professional fees related to our legal action against the former owner of CP Medical to enforce certain non-compete agreements and to protect the trade secrets and other assets of that business.
(c)	Moving related expenses were associated with the commencement of our move into our new specialty needle manufacturing facility.
(d)	Core receivables represent amounts due from Core Oncology for which we believe collectability is doubtful.

In addition, the corporate overhead allocation increased in the 2011 periods, primarily due to professional fees and depreciation associated with our new ERP system.  These increases were partially offset by a decline in amortization of purchased intangibles in the 2011 periods as certain intangible assets have become fully amortized.

Research and development (“R&D”) expenses increased $49,000 and $118,000 for the three and six months ended June 30, 2011, respectively, from the comparable 2010 periods.  Our R&D program is intended to focus on product extensions, next generation products, and new products that are complementary to our current product lines and that support our customers’ product lines.  Our R&D program is directed toward 510(k) products that have an established market and not on products that require lengthy and expensive clinical trials.  Looking forward, our quarterly results are expected to be affected by the timing of these investments.

Looking forward, we expect a number of items to continue to affect the profitability in our surgical products business including, among other things:
●	ordering patterns of our larger OEM and distributor customers,
●	costs incurred to address significant changes in demand,
●	continued investments in infrastructure, R&D, products, and companies as we make investments to support anticipated future growth and to develop products to address growth opportunities,
●
changes in product mix and sales channels, with sales through OEM channels generally carrying a relatively lower gross profit margin and sales through distributor channels generally carrying a somewhat higher gross profit margin,

●	continued pricing pressure from customers,
●	the implementation of our new, corporate-wide ERP systems,
●	the increasing scale of our surgical products business, and
●	trends of consumers making fewer visits to doctors’ offices and the effect on demand for medical devices.

Brachytherapy Seed Segment

Operating income in our brachytherapy business increased in both the second quarter and first half of 2011 as compared to the 2010 periods.  Manufacturing related expenses in our brachytherapy business tend to be fixed in nature.  Accordingly, even modest changes in revenue can have a significant impact on operating income.  Gross margins and operating income in our brachytherapy seed business are expected to continue to be highly dependent on sales levels due to this high fixed cost component.  The 2010 periods included bad debt expense of $500,000 in both the three and six month period related to amounts due from Core Oncology for which we believe collectability is doubtful.  In the 2011 periods, bad debt expense related to Core Oncology totaled $215,000 in the first half of the year with no such bad debt expense incurred in the second quarter.

An allowance for doubtful accounts was established for all unpaid amounts due from Core at December 31, 2010 (which totaled $1.7 million in our brachytherapy segment and $2.1 million on a consolidated basis) and at June 30, 2011(which totaled $1.8 million in our brachytherapy segment and $2.2 million on a consolidated basis).  We continue to pursue collection of all amounts due to us from Core.  If Core demonstrates an ability to pay any or all of the amounts previously considered doubtful, this would represent a change in our estimate.  Any resulting change in estimate would in turn reduce our operating expenses in the period in which Core demonstrates an ability to pay any or all of the amounts due to us.

Other income/expense

A summary of our interest expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest paid or accrued, including loan fees	$220	$248	445	500
Fair value adjustment	(27)	29	(60)	132
Interest capitalized	(7)	(55)	(22)	(93)
Total interest expense	$186	$222	363	539

Interest expense paid or accrued, including loan fees, is related to our effective interest rates and the level of our outstanding borrowings under our credit facility.  Fair value adjustments are related to our interest rate swaps.  Such fair value adjustments are unrealized gains or losses and reflect the period to period changes in the estimated fair value of our swaps.  Interest capitalized primarily relates to our new ERP system and, in 2010, the construction of our specialty needle manufacturing facility.  Interest capitalized is expected to decline in 2011 as construction on the needle facility was completed in 2010.  We also completed the ERP system implementation at one of our facilities.  Our weighted average effective interest rate was 3.0% at June 30, 2011.

We manage our interest rate risk using interest rate swaps associated with outstanding borrowings under our credit agreement, as our interest rates have floating rates based on LIBOR.  We do not hold or issue interest rate swaps for trading purposes, and we hold no other derivative financial instruments other than interest rate swaps. We enter into interest rate swaps that are designed to hedge the interest rate risk but are not designated as “hedging instruments”, as defined under guidance issued by the Financial Accounting Standards Board (“FASB”).  Changes in the fair value of these instruments are recognized as interest expense.  Such changes in fair value are based on, among other things, discounted cash flows based upon current market expectations about future amounts, yield curves, and mid-market pricing.  Accordingly, the fair value of our interest rate swaps is subject to fluctuation and may have a significant effect on our results of operations in future periods.  Additionally, the counterparty to our interest rate swaps is the lender under our Credit Agreement.  Accordingly, we are exposed to counterparty credit risk from this financial institution. We entered into interest rate swaps based on the relationship with this financial institution as our lender and on their credit rating and the rating of their parent company. We continue to monitor our counterparty credit risk.

Income tax expense

Our effective income tax rates, which include federal and state income taxes, for the three and six months ending June 30, 2011 were approximately 36% and 37%, respectively, and were approximately 39% and 44% for the three and six months ending June 30, 2010, respectively.  Our tax rates are affected by the amount of non-cash write off of deferred income tax assets related to certain share-based compensation.  We had write offs of deferred tax assets of $4,000 and $36,000 for the three and six months ended June 30, 2011, respectively, and $36,000 and $126,000 for the three and six months ended June 30, 2010, respectively. In certain circumstances, the tax deduction that we receive upon vesting of restricted shares is determined by the underlying value of the shares at the vesting date.  In both periods, this value was less than the expense we were required to record for financial reporting purposes under guidance issued by the FASB, requiring us to write off the deferred tax asset associated with them. This income tax expense amount is not related to the amount of pre-tax income and, accordingly, can have a significant effect on the tax rate depending upon the pre-tax income amount.   Under FASB guidance, differences between deductible temporary differences related to share-based payments and the tax deduction that would result based on the current fair value of our shares cannot be considered in measuring the gross deferred tax asset or determining the need for a valuation allowance.  In other words, prior to the vesting of these restricted shares, we cannot provide a valuation allowance for this deferred tax asset or otherwise write off this asset, even though we may believe that all or a portion of the asset will not ultimately be realized.  Looking forward, these and other similar circumstances may continue to cause fluctuations in our effective income tax rate for financial reporting purposes.

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

We had cash, cash equivalents, and marketable securities of $41.0 million at June 30, 2011 compared to $40.6 million at December 31, 2010.

Cash provided by operations was $3.4 million and $3.0 million during the first six months of 2011 and 2010, respectively. Cash provided by operations consists of net earnings plus non-cash expenses such as depreciation, amortization, deferred income taxes and changes in balance sheet items such as accounts receivable, inventories, prepaid expenses and payables.  The increase in cash from operations from the first six months of 2010 is mainly due to higher net earnings.

Capital expenditures totaled $1.3 million and $7.0 million during the first six months of 2011 and 2010, respectively.  The 2010 expenditures were primarily for the construction of our new specialty needle manufacturing facility and development of our new ERP system.  Construction of our new facility was completed in July 2010.  In the first quarter of 2010, we implemented our new ERP systems at two of our four primary locations.  During the first quarter of 2011, we implemented our new ERP system at a third location. We expect to complete the ERP implementation at our one remaining location over the next twelve months. We expect our capital expenditures for the full year of 2011 to be approximately $2.5 million to $3.5 million as we complete the implementation of our ERP System and continue our investments to support growth in the surgical products segment and maintain the brachytherapy segment. However, the timing and amounts of capital expenditures are subject to fluctuation depending upon opportunities we may identify.

Cash used by financing activities was $1.7 million in both the first half of 2011 and 2010, which consisted of principal repayments of our outstanding borrowings, in accordance with the terms of our credit facility.  The terms of our credit facility require another $1.7 million of principal repayments during the remainder of 2011.

We may also continue to use cash in pursuit of additional diversification efforts such as product development and the purchase of technologies, products or companies.  We believe that current cash and investment balances, our current credit facility (see below) and cash from future operations will be sufficient to meet our current short-term anticipated working capital and capital expenditure requirements. However, continued disruption and instability in the U.S. and global financial markets and worldwide economies may hinder our ability to take advantage of opportunities for long-term growth in our businesses.  In the event we determine that additional financing becomes appropriate, we may choose to raise those funds through other means of financing.

Credit Agreement

We have a Credit Agreement with a financial institution which provides for up to $30 million of borrowings under a revolving credit facility (the “Revolver”) and a $10 million term loan (the “Term Loan”).  The Revolver matures on October 31, 2012 with interest payable at the London Interbank Offered Rate (“LIBOR”) plus 2.25%.  Maximum borrowings under the Revolver can be increased to $40 million with the prior approval of the lender under an accordion feature.  As of June 30, 2011, borrowings of $22.0 million and $ 3.3 million were outstanding under the Revolver and Term Loan, respectively, and letters of credit totaling $946,000, representing decommission funding required by the Georgia Department of Natural Resources, were outstanding under the Credit Agreement. The Term Loan is payable in equal monthly installments of principal plus interest at LIBOR plus 1.75%, through July 2012.  The Credit Agreement is unsecured but provides for a lien to be established on substantially all of our assets upon certain events of default.  The Credit Agreement contains representations and warranties, as well as affirmative, reporting and negative covenants customary for financings of this type.  Among other things, the Credit Agreement restricts the incurrence of certain additional debt and requires the maintenance of certain financial ratios, including a minimum fixed charge coverage ratio, a maximum liabilities to tangible net worth ratio, and the maintenance of minimum liquid assets of $10 million, as all such ratios and terms are defined in the Credit Agreement.  We were in compliance with all covenants, as amended, as of June 30, 2011.

We also have certain interest rate swap agreements to manage our variable interest rate exposure.  We entered into a floating to fixed rate swap with respect to the entire principal amount of the Term Loan, at a fixed interest rate of 3.27%, and a separate floating to fixed rate swap with respect to $6 million of the principal amount outstanding under the Revolver, at a fixed interest rate of 4.26%.  Both interest rate swaps expire on June 1, 2012.  Our weighted average effective interest rate at June 30, 2011 was 3.0%.

Medicare Developments

Prior to 2010, Medicare provided reimbursement for brachytherapy seeds under the “charges adjusted to costs” methodology, which is based on the actual invoiced cost of the seeds and which we sometimes refer to as a “pass-through” methodology.  CMS published a final hospital OPPS on November 20, 2009 with fixed prospective payment rates for brachytherapy seeds.  This fixed OPPS, which we sometimes refer to as “fixed reimbursement”, went in effect on January 1, 2010 and fixes the per seed rate at which Medicare reimburses hospitals for the purchase of seeds.  We continue to support efforts that urge Congress and CMS to replace this “fixed reimbursement” rule by returning to the “pass-through” reimbursement policies which existed prior to 2010.  Fixed reimbursement policies at CMS can be expected to lead to pricing pressure from hospitals and other healthcare providers, and to have an adverse effect on our brachytherapy revenue.  The extent of the effect is impossible for us to predict, especially when fixed reimbursement policies are being introduced at a time that coincides with 1) an industry wide decline in procedures being experienced due, at least in part, to favorable CMS reimbursement rates enjoyed by alternative, less proven, technologies which in turn reduces demand for brachytherapy procedures and 2) uncertainties regarding the implementation and impact of healthcare reform generally. The recently enacted legislation increasing the federal debt limit calls for additional cuts in federal spending and provides, among other things, for automatic across-the-board cuts to federal agency budgets, which would include cuts to Medicare provider reimbursement, if Congress fails to enact specific spending cuts. These factors could have an adverse effect on brachytherapy revenue.

Forward Looking and Cautionary Statements

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding sales, marketing and distribution efforts, ordering patterns of customers and our ability to fill our backlog, future costs to address significant changes in demand, short term volatility of our results, our expectation regarding changes in product mix and sales channels, with sales through OEM channels generally carrying a relatively lower gross profit margin and sales through distributor channels generally carrying a somewhat higher gross profit margin, our ability to control operating expenses, effects of healthcare reform, third-party reimbursement, CMS policy, sales mix, effectiveness and continuation of non-exclusive distribution agreements, pricing for the TheraSeed® and I-Seed devices, anticipated growth in the surgical products business segment,  the increasing scale of our surgical products business, the move to a new and larger specialty needle manufacturing facility, which is expected to have higher maintenance and operating costs, future cost of sales and gross margins, R&D efforts and expenses, investment in additional personnel, infrastructure and capital assets, implementation of a new ERP system, future SG&A expenses, potential new products and opportunities, future results in general, plans and strategies for continuing diversification, valuation of marketable securities and cash equivalents we may hold, and the sufficiency of our liquidity and capital resources.

Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the following factors. You should not consider this list to be a complete statement of all potential risks and uncertainties:

●	changes in the U.S. healthcare industry and regulatory environment;
●	competition;
●	new product development cycles;
●	development and growth of new applications within our markets;
●	changes in FDA regulatory approval processes;
●	effectiveness and execution of marketing and sales programs, including those of our distributors;
●	changes in third-party reimbursement, including CMS and private payors;
●	potential changes in product pricing;
●	changes in costs and availability of materials and other operating costs;
●	continued acceptance of our products in the marketplace;
●	changes in demand for products;
●	our ability to meet customer demands and/or the need to incur additional costs and inefficiencies to meet such demand;
●	a reduction in the number of procedures utilizing our devices caused by cost containment pressures, alternative therapies, or by other reasons;
●	our ability to successfully identify, consummate and integrate strategic acquisitions;
●	our ability to capitalize on opportunities for growth;
●	increased costs or product delays required to comply with existing and changing regulations applicable to our businesses, operations and products;
●	effectiveness of implementation of our new ERP system;
●	ability to realize our estimate of fair value upon sale or liquidation of cash, cash equivalents and marketable securities that we may hold;
●	retention of key employees;
●	damage to one or more of our facilities;
●	volatility in U.S. and global financial markets;
●	substantial defaults in payments or a material reduction in purchases by, or loss of, a large customer;
●	changes in circumstances that could impair our intangible assets;
●	new or revised tax legislation or challenges to our tax positions;
●	changes in accounting principles generally accepted in the United States of America;
●	general economic conditions, including changes in the financial markets that may affect the availability and cost of credit to us, our customers or our suppliers; and
●	the other factors set forth or incorporated by reference under “Risk Factors” in our 2010 Form 10-K.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011, the end of the period covered by this report.

During 2011, we have continued development of a corporate-wide Enterprise Resource Planning (“ERP”) system.  Our new ERP system is expected to standardize and automate business processes, to improve operational and financial performance, and to enhance internal controls.  We implemented our new ERP system at one of our primary locations during the first quarter of 2011. The implementation of our new ERP system at this location has resulted in changes to our business processes and internal controls over financial reporting.

No changes in our internal control over financial reporting were identified as having occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Further changes in our internal control over financial reporting are expected as we complete the implementation of our new ERP system at one remaining location.

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

Item 6. Exhibits

Exhibit No.	Title
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files providing financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 in XBRL (eXtensible Business Reporting Language). Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT:

THERAGENICS CORPORATION

Date: August 11, 2011	By:	/s/ M. Christine Jacobs
M. Christine Jacobs Chief Executive Officer

Date: August 11, 2011	By:	/s/ Francis J. Tarallo
Francis J. Tarallo Chief Financial Officer