Form 10-K
period 2011-12-31
THERAGENICS CORP
filed 2012-03-06
CIK 795551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, as determined by reference to the closing price of the Common Stock as reported on the New York Stock Exchange on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $57,252,205.

As of February 29, 2012 the number of shares of Common Stock, $.01 par value, outstanding was 34,641,590.

Documents incorporated by reference: Proxy Statement for the registrant’s 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2011 is incorporated by reference in Part III herein.

THERAGENICS CORPORATION® AND SUBSIDIARIES

TABLE OF CONTENTS

Page
PART I
Item 1.	Business	I-1
Item 1A.	Risk Factors	I-12
Item 1B.	Unresolved Staff Comments	I-21
Item 2.	Properties	I-21
Item 3.	Legal Proceedings	I-21
Item 4.	Mine Safety Disclosures	I-21

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	II-1
Item 6.	Selected Financial Data	II-2
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	II-3
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	II-16
Item 8.	Financial Statements and Supplementary Data	II-17
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	II-17
Item 9A.	Controls and Procedures	II-17
Item 9B.	Other Information	II-18

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	III-1
Item 11.	Executive Compensation	III-1
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	III-1
Item 13.	Certain Relationships and Related Transactions, Director Independence	III-1
Item 14.	Principal Accounting Fees and Services	III-1

PART IV
Item 15.	Exhibits and Financial Statement Schedules	IV-1

	Signatures	IV-5

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

Our surgical products business was built through the acquisitions of CP Medical Corp. in May 2005, Galt Medical Corporation in August 2006, and NeedleTech Products, Inc. in July 2008.  We currently manufacture almost 3,500 products in this business as part of three broad product platforms; wound closure, vascular access and specialty needles.  To date we have maintained the names and brands under which each of these companies previously manufactured, marketed and sold their products.  We serve a number of markets and applications, including, among other areas, interventional cardiology, interventional radiology, vascular surgery, orthopedics, plastic surgery, dental surgery, urology, veterinary medicine (sutures), pain management, endoscopy, and spinal surgery. With the exception of veterinary sutures, our surgical products hold relatively small market shares.  Our products include both finished goods and components.  Our products are sold primarily to original equipment manufacturers (“OEMs”) and to a network of distributors.  On a pro forma basis, our surgical products business has achieved a compound annual revenue growth rate of 8.3% from 2006 through 2011 (pro forma, assuming all acquisitions had been made at the beginning of 2006).  We have accomplished this primarily by increasing sales to existing customers and, to a lesser extent, adding new customers.  Further, we achieved this revenue growth during a period which included severe economic difficulties.  Our strategy for increasing sales and scale going forward includes: becoming more integral within the supply chain of our customers both for existing products and for our customers’ development programs (which may allow us to increase sales to existing and new customers from all product platforms); developing new products internally; acquiring products, licenses, and other intellectual property; acquiring businesses and; entering certain markets outside the United States.

We have operated our brachytherapy seed business since 1987, emerging from the development stage in 1990.  Historically our brachytherapy seed segment has generated strong cash flows, which have enabled us to diversify our business substantially.  Positive cash flows from our brachytherapy seed business continue despite an industry-wide decline in brachytherapy procedures in the United States which began about six years ago.  The overall brachytherapy industry in the United States is now experiencing difficulties primarily due to competition from other treatments.  Many of these competing treatments enjoy favorable Medicare reimbursement rates relative to brachytherapy reimbursement rates.  We believe this results in a non-level playing field for brachytherapy device manufacturers, providers, and patients.  One of the primary competitive treatments provided by our radiation oncologist customers is Intensity Modulated Radiation Therapy, or “IMRT”.  IMRT enjoys substantially higher reimbursement rates than brachytherapy, yet clinical studies do not indicate that IMRT delivers improved outcomes.   We believe the market positioning and heavy promotion of robotic surgery for prostate cancer treatment has also adversely affected the number of brachytherapy procedures performed.  Despite these industry-wide difficulties we have maintained positive cash flows in our brachytherapy business for a variety of reasons including, among other things, the relatively fixed nature of our brachytherapy seed manufacturing costs; our ability to anticipate changes in market conditions; our ability to respond to government controlled pricing policies surrounding reimbursement of our products and, more recently; increasing our overall market share.

At the present time we believe that we have additional opportunities to increase our market share through additional strategic agreements, diversification of our product and service offerings, and potential opportunities in markets outside of the United States.   One such opportunity was the February 2012 acquisition of Core Oncology, Inc’s prostate brachytherapy customer base (see below).  We believe we have these opportunities to expand and broaden our distribution channels because of, among other things, the reliability of our supply, the quality of our products, the quality of our direct sales force, and our long-term commitment to the brachytherapy industry including patient education, direct to consumer advertising, and congressional lobbying for fair reimbursement.

Acquisition of Core Oncology’s Prostate Brachytherapy Customers

On February 17, 2012, we acquired Core Oncology’s prostate brachytherapy customer base.  This transaction is expected to substantially increase our share of the iodine-125 segment of the prostate brachytherapy market.  We expect $5 million to $6 million of incremental revenue in our brachytherapy segment for the remaining portion of calendar 2012 from this transaction and for the transaction to be accretive to earnings and to generate positive operating cash flow in 2012.  Our total brachytherapy segment revenue was $24.1 million in 2011.  In addition to the customer base, we also acquired certain packaging technologies. We did not acquire Core’s facilities, manufacturing equipment or processes, or Core’s employees. The total earn-out based purchase price is expected to be approximately $7.5 million to $10.5 million.  We paid $3.8 million in cash as a prepayment for a portion of the earn-out at closing and will make six quarterly earn-out payments thereafter, beginning in June 2012. Core’s prostate brachytherapy sales were approximately $13 million for their fiscal year ended June 30, 2011 and $4 million for the six months ended December 31, 2011.

Operating Segments

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

Wound closure products include sutures and other surgical products with applications in veterinary, urology, cardiology, orthopedics, plastic surgery, and other fields.  We believe the wound closure market to be a $2.0 billion annual worldwide market, and a $1.2 billion annual market in the United States.  We believe sutures represent approximately $700 million of the worldwide wound closure market.  Our wound closure products are used to hold skin, internal organs, blood vessels and other tissue together after they have been severed by injury or surgery.  Wound closure products, such as sutures, are produced with various dimensions, configurations, and types of materials, depending on the application.  We produce and distribute over 850 wound closure line items, including sterile and non-sterile products.  Sutures represent the majority of wound closure products we sell.  In 2011, approximately 82% of our suture product sales were in veterinary applications and 18% in human applications.  During 2010, approximately 83% of our suture product sales were in veterinary applications and 17% in human applications.

Vascular access products include a variety of introducer sheaths, guidewires and accessories used in interventional radiology, interventional cardiology and vascular surgery.  We believe the interventional radiology and interventional cardiology markets to be in excess of $12.0 billion.  The market for access devices is estimated to be over $1.6 billion by 2015.  Our introducers are used to create a conduit through which a physician can insert a device, such as a catheter, into a blood vessel.  Such a device is introduced into the vasculature by first using a needle to access the vein. A guidewire is then inserted through the needle, and the needle is removed. The introducer, consisting of a hollow sheath and a dilator, is then inserted over the guidewire to expand the opening. The guidewire and dilator are then removed, leaving only the hollow sheath through which the catheter or other device is inserted. Once the device is in place, the introducer sheath is removed. This is typically done by splitting the introducer in half when the “tear away” version of the product is utilized. Introducers and guidewires are produced with various dimensions, configurations and types of material, depending upon the application.  We produce and distribute approximately 2,000 products and components in this product line, some of which are procedure kits that, in addition to introducers and guidewires, may include needles, scalpels and other components.  These products are sold sterile to distributors and in sterile and bulk, non-sterile configurations to OEMs.

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

Guidewires:
Guidewires function as a mechanical assist for the percutaneous introduction and exchange of various types of plastic catheters or introducer systems into the vasculature.  Once the catheter is in place, the guidewire is removed and serves no other function. Materials commonly used in the production of guidewires are stainless steel, Nitinol, precoated Teflon (polytetrafluoroethylene, or “PTFE”), and gold and platinum alloys.  Guidewires are sold to OEMs on a bulk, non-sterile basis as well as packaged sterile.  We have the technological and manufacturing capability to produce diagnostic and interventional guidewires and currently offer a sterile product line with approximately 40 line items.

Micro-Introducer Kits:
Micro-Introducers are commonly called coaxial dilators and are utilized when a small entry site (21-gauge needle) is desirable.  Micro-Introducers are introduced over a guidewire.  These introducers are typically packaged in a sterile kit that includes a Micro-Introducer set, a 21-gauge needle and a .018” diameter guidewire.  The standard product offerings consist of standard and stiffened variations.  Various iterations are accomplished by using three different needle types and four different mandrel type guidewires.  The current sterile product line consists of approximately 60 line items including the Fluent™ transitionless Micro-Introducer and non-vascular GaltStick® introducer.

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

Radial Artery Access Kits:
This product consists of a sheath that incorporates a hemostasis valve and an HDPE dilator for arterial access via the radial artery.  Radial artery access reduces trauma and recovery time.  The radial artery access kits are available in 24 line items to meet the preference of the physician and include a needle and guidewire. These introducer sheaths are typically used during coronary angioplasty procedures.

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

Orthopedic Needles:
These needles are large diameter (up to 8-gauge) stainless steel stylet and cannula combinations attached to a large handle that provides the significant leverage needed to gain access to the vertebral body of the spine.  This family of devices provides a system for harvesting bone marrow, collecting biopsy samples and delivering bone cement or any other Food and Drug Administration (“FDA”) cleared materials. These devices are primarily sold bulk non-sterile or sterile with private labeling.

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

Competition - Surgical Products Business

Our surgical products business operates primarily in the wound closure, interventional radiology, interventional cardiology, vascular surgery, and specialty needle markets.  These markets are dominated by a few large suppliers and a number of smaller suppliers, potentially limiting the growth opportunities available to smaller participants. The primary suppliers include AngioDynamics, Angiotech Pharmaceuticals, Argon, Covidien Ltd., Boston Scientific, Cook Medical, Inc., C.R. Bard, Inc., Greatbatch, Inc., Hart Enterprises, Cordis and Ethicon, Inc. (subsidiaries of Johnson and Johnson), Merit Medical, Needle Specialty Products, Teleflex, Terumo Medical and Tegra Medical. Many of our competitors have substantially greater financial, technical and marketing resources than we do. Our surgical products business competes in these markets by providing custom labeled products, high quality, timely and cost effective products, and a high level of customer service in niche markets underserved by the larger suppliers or where customers lack the expertise or resources to manufacture the products that they need. Our surgical products business also has extensive experience and knowledge of the markets as well as many established relationships with distributors and providers.

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

Brachytherapy Seed Business

Overview

We produce, market and sell TheraSeed® and I-Seed,  FDA-cleared devices for treatment of all solid localized tumors and currently used principally for the treatment of localized prostate cancer. TheraSeed® is based on the radioactive isotope palladium-103, and I-Seed is based on the radioactive isotope iodine-125.  We also have FDA clearance for AgX100, our new iodine-125 based device.  These devices are commonly referred to as “seeds” and are utilized in a procedure referred to as “brachytherapy”.  Currently our TheraSeed® product comprises the substantial portion of our product sales in this business.  Our seed devices can be packaged in a number of different configurations.  Our TheraSeed®, I-Seed and AgX100 products each have CE Marking.  To date, substantially all of our seed product sales have been in the United States.  While we believe we may have opportunities for sales outside the U.S., we do not expect sales of our seeds outside of the United States to be material in the near future.

In February 2012 we acquired Core’s prostate brachytherapy customer base (see “Acquisition of Core Oncology’s Prostate Brachytherapy Customers” below).  In connection with this transaction and during a transition period, we will distribute Core Oncology’s iodine-125 based seed under a temporary supply agreement with Core.  During this transition period we expect to transition the acquired customers to an iodine-125 seed manufactured by us.

Excluding skin cancer, prostate cancer is the most common form of cancer, and the second leading cause of cancer deaths, in men. The American Cancer Society estimates that there will be 241,740 new cases of prostate cancer diagnosed and an estimated 28,170 deaths associated with the disease in the United States during 2012. According to the American Cancer Society, more than 90% of all prostate cancers are found in the local and regional stages (local means it is still confined to the prostate; regional means it has spread from the prostate to nearby areas, but not to distant sites such as other organs).

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

These radioactive “seeds” are roughly the size of a grain of rice. Each seed consists of biocompatible titanium that encapsulates a radioactive isotope.  TheraSeed®, which we have produced since 1987 and is currently our primary seed product, utilizes the radioactive isotope palladium-103 (“Pd-103”). The half-life of Pd-103, or the time required to reduce the emitted radiation to one-half of its initial level, is 17 days, resulting in the loss of almost all radioactivity in less than six months.  Our iodine seed devices utilize the radioactive isotope iodine-125 (“I-125”). The half-life of I-125 is approximately 60 days resulting in the loss of almost all radioactivity in approximately 20 months.

We believe brachytherapy offers significant advantages over other options for the treatment of early stage prostate cancer, including reduced incidence of side effects, such as impotence and incontinence. Recent multi-year clinical studies indicate that brachytherapy offers success rates for early-stage prostate cancer that are comparable to or better than alternative treatment options and is associated with reduced complication rates. In addition, brachytherapy is a one-time outpatient procedure with a typical two to three day recovery period. By comparison, certain other treatment modalities typically require lengthy treatment periods, extended hospital stays and long recovery periods. In addition, the total cost of a brachytherapy treatment is typically lower than other treatment options for early stage prostate cancer.

We believe the number of brachytherapy procedures performed in the United States has declined in recent years. Some newer forms of treatment have increased their market share, especially those with Medicare reimbursement levels that are higher than reimbursement levels for brachytherapy.  These newer forms of alternative treatments include Intensity Modulated Radiation Therapy (“IMRT”) and robotic surgery.  A number of media stories and publications have speculated that physician establishment of IMRT centers has led to IMRT popularity, including a December 7, 2010 article in the Wall Street Journal and an article published in the International Journal of Radiation Oncology by physicians at the Yale University School of Medicine (Falit, Gross and Roberts, Int. J. Radiation Oncology Biol. Phys., Vol 76, No. 5).  Despite the favorable reimbursement and potential physician financial incentive enjoyed by IMRT relative to seeding, brachytherapy outcomes continue to be equal to or better than IMRT at a lower overall cost.  However, we believe that brachytherapy will continue to lose market share to IMRT (and other technologies that enjoy favorable reimbursement) as long as the current Medicare reimbursement policies provide favorable reimbursement levels for competing therapies.

Acquisition of Core Oncology’s Prostate Brachytherapy Customers

On February 17, 2012, we acquired Core Oncology’s prostate brachytherapy customer base.  This transaction is expected to substantially increase our share of the iodine-125 segment of the prostate brachytherapy market.  We expect $5 million to $6 million of incremental revenue in our brachytherapy segment for the remaining portion of calendar 2012 from this transaction and for the transaction to be accretive to earnings and to generate positive operating cash flow in 2012.  Our total brachytherapy segment revenue was $24.1 million in 2011.  In addition to the customer base, we also acquired certain packaging technologies. We did not acquire Core’s facilities, manufacturing equipment or processes, or Core’s employees. The total earn-out based purchase price is expected to be approximately $7.5 million to $10.5 million.  We paid $3.8 million in cash as a prepayment for a portion of the earn-out at closing and will make six quarterly earn-out payments thereafter, beginning in June 2012. Core’s prostate brachytherapy sales were approximately $13 million for their fiscal year ended June 30, 2011 and $4 million for the six months ended December 31, 2011.

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

Active Surveillance, while not a treatment, is recommended by some physicians in certain circumstances based on the severity and growth rate of the disease, as well as on the age and life expectancy of the patient. The aim of active surveillance is to monitor the patient, treat some of the attendant symptoms and determine when more active intervention is required. We believe active surveillance has become more popular in recent years.

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

 Clinical Results - Brachytherapy Seed Business

Strong Efficacy Results. Clinical data indicates that seeding offers success rates for men of all ages with low-, intermediate-and high-risk early-stage prostate cancer that are comparable to or better than those of RP or EBRT. Such clinical studies include:

●
“Comparative Analysis of Prostate-Specific Antigen Free Survival Outcomes for Patients with Low, Intermediate and High Risk Prostate Cancer Treatment by Radical Therapy.”  Results from the Prostate Cancer Results Study Group:  Grimm et al, British Journal of Urology, volume 109, supplement 1, 2012.  A detailed comparison of peer reviewed literature showing therapy outcomes for surgery, EBRT, proton therapy, cryotherapy, HIFU and brachytherapy.  In all risk groups, brachytherapy exhibited equal or better outcomes than the other therapies compared.

●
 “Long Term Outcomes for Patients with Prostate Cancer Having Intermediate and High Risk Disease, Treated with External Beam Irradiation and Brachytherapy”, (Dattoli, et al, Journal of Oncology, December 2010).  Results of combination treatment (brachytherapy and external beam radiation) for intermediate and high risk patients were 81% successful at 17 years.

●
Brachytherapy in Men Aged <= 54 Years with Clinically Localized Prostate Cancer”, (Merrick, et al, British Journal of Urology, Vol. 98, 2006).  Results of brachytherapy for men aged 54 years and younger 8 years after treatment.  96% of the 108 men showed biochemical progression free survival.

●
“103-Pd Brachytherapy versus radical Prostatectomy in Patients with Clinically Localized Prostate Cancer: a 12 Year Experience from a Single Group Practice”, (Sharkey, et al, Brachytherapy, Vol. 4, Issue 1, 2005).  Brachytherapy compared favorably to RP for low-, intermediate- and high-risk patients.

Production - Brachytherapy Seed Business

With the exception of rhodium-103 (“Rh-103”), all raw materials used in the production of our seed devices are relatively inexpensive and readily available from third party suppliers. Rh-103 is relatively expensive but readily available on the open market.  Our brachytherapy seed production does not require significant amounts of Rh-103.  In addition, for reasons of quality assurance, sole source availability or cost effectiveness, certain components and raw materials are available only from sole suppliers.

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

Marketing and Major Customers - Brachytherapy Seed Business

We sell our brachytherapy seed products directly to healthcare providers and to third-party distributors.  During 2010, we added two new third-party distributors.  In January 2010 we announced a new distribution agreement with Core Oncology, and in July 2010 we announced a new distribution agreement with Oncura, Inc, a unit of GE Healthcare.  We also sell our I-Seed I-125 device, and other brachytherapy related products, directly to healthcare providers.

Under our third party distribution agreements, we are the exclusive palladium-103 seed supplier for the treatment of prostate cancer for each distributor, and each distributor has the non-exclusive right to sell TheraSeed® in the U.S. and Canada.  Certain agreements also provide distributors with the right to distribute TheraSeed® for the treatment of solid localized tumors other than in the prostate, and with rights to distribute to certain locations outside of North America.  Such applications (non-prostate and outside of North America) have not been material and are not expected to become material in the near future. Our principal non-exclusive distribution agreement is with C.R. Bard (“Bard”).  Our agreement with Bard provides for automatic one year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires December 31, 2013 and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2012. Sales to Bard by our brachytherapy segment represented 28% and 33% of brachytherapy seed segment revenue in 2011 and 2010, respectively.  (Our surgical products segment also sells to Bard.  Total consolidated sales to Bard, including sales in our brachytherapy seed segment and our surgical products segment, represented 10% and 11% of consolidated revenue in 2011 and 2010, respectively).

Core became an additional non-exclusive distributor of TheraSeed® in January 2010.  In February 2011, we terminated our agreement with Core due to Core’s failure to satisfy its financial obligation to us in accordance with the contractual terms of the agreement. Core had been attempting to become current with amounts due to us.  However, litigation filed against Core by a third party in January 2011 created what we viewed as an unacceptable level of uncertainty surrounding Core’s ability to satisfy their financial obligations to us for both current and ongoing sales.  Subsequent to termination of the agreement we continued to supply TheraSeed® to Core on a prepaid basis.  Sales to Core in our brachytherapy segment totaled approximately 8% and 14% of total brachytherapy seed segment revenue for in 2011 and 2010, respectively.  In the latter half of 2011, certain customers who previously purchased TheraSeed® through Core began purchasing either from us on a direct basis or through one of our other TheraSeed distributors.  In February 2012 we acquired Core’s prostate brachytherapy customers (see “Acquisition of Core Oncology’s Prostate Brachytherapy Customers” above).

We also currently have non-exclusive distribution agreements for TheraSeed® in place with Oncura (a unit of GE Healthcare) and Biocompatibles (formerly known as BrachySciences).  Sales under each of these agreements were less than 10% of our brachytherapy product sales in 2011.  We may pursue additional distribution agreements for both palladium-103 and iodine-125 products in an effort to increase market share.  We may also have opportunities to enter certain markets outside of the United States with an iodine-125 device.

We maintain an internal brachytherapy sales force that sells the TheraSeed® and I-Seed devices directly to hospitals, doctors, and clinics. Direct product sales comprised approximately 42% and 40% of brachytherapy segment revenue in 2011 and 2010, respectively.  We expect to continue direct to consumer advertising and other activities to support demand for brachytherapy, including direct to consumer print advertising, support for clinical studies aimed at showing the advantages of brachytherapy in the treatment of prostate cancer, technical field support to customers and health care providers that utilize our brachytherapy products, and other customer service and patient information activities.

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

We also hold a worldwide exclusive license from the University of Missouri for the use of technology required for producing the TheraSphere® device; the underlying patents for this technology have since expired. We continue to hold the rights to all improvements developed by the University of Missouri on this technology.  In turn, we sublicense exclusive worldwide rights to this technology and all improvements, along with trademarks and other intellectual property owned by us, to Nordion Inc. (“Nordion”).  Pursuant to our licensing agreement with the University of Missouri, we are obligated to pay the university a small fixed annual amount for these rights.

We have an exclusive license agreement under which we license the rights to certain intellectual property related to an expandable brachytherapy delivery system that we developed.  The term of the agreement is through the expiration of the last of the patents licensed under the agreement, which is currently July 2025.  The term may be altered if such patents are found to be invalid.  The agreement provides for a minimal non-refundable initial license fee and non-refundable continuing royalties based upon sales subject to certain minimums. The minimum annual royalty based upon the contract year of the agreement, which ends each May, is $450,000 for the twelve months ended May 31, 2012.

Competition - Brachytherapy Seed Business

Our brachytherapy business competes in a market characterized by technological innovation, extensive research efforts and significant competition. In general, our seed devices compete with conventional methods of treating localized cancer, including, but not limited to, radical prostatectomy, which includes laparoscopic radical prostatectomy and robot-assisted radical prostatectomy, and external beam radiation therapy, which includes IMRT, as well as competing permanently and temporarily implanted devices. We believe that the industry-wide decline in prostate brachytherapy procedure volume continued in 2011, though we believe the rate of decline has slowed.  Some newer forms of treatment have increased their market share, especially those with Medicare reimbursement levels that are higher than reimbursement levels for brachytherapy.  These alternative treatment forms include IMRT and robotic surgery. We believe that the industry-wide decline in brachytherapy procedures is likely to continue as long as other treatment options, especially IMRT, continue to enjoy favorable Medicare reimbursement rates.

 Several companies produce and distribute Pd-103 and I-125 seeds, which compete directly with our seed devices. C.R. Bard, Inc., Best Medical, Oncura (a unit of GE Healthcare) and others manufacture and/or sell brachytherapy seeds.  Other forms of brachytherapy seeds that utilize other isotopes, including both low dose radiation and high dose radiation, also compete directly with our devices.  We believe that we have competitive advantages over these companies including, but not limited to: (i) our proprietary production processes that have been developed and patented; (ii) our 24 year history of manufacturing radioactive medical devices with a record of reliability and safety in our manufacturing operations; (iii) vertical integration of production and related services; (iv) the time and resources required for competitors’ production capabilities to ramp up to commercial production on a scale comparable to ours; (v) maintenance of our cancer information center; (vi) our direct sales force; (vii) our direct to consumer advertising programs and (viii) the non-exclusive distribution agreements that we currently have in place.

In early 2010, we reduced the transfer price to our non-exclusive distributors in recognition of the competitive environment and new distributor strategies.  At any point in time, we and/or our non-exclusive distributors may continue to change their respective pricing policies for the TheraSeed® device, and we may change our pricing policies for our iodine devices to take advantage of market opportunities or respond to competitive situations. Responding to market opportunities and competitive situations, including but not limited to competitor selling tactics, could have an adverse effect on the prices of the TheraSeed® or our iodine devices.  Responding to market opportunities and competitive situations may also have a favorable effect on market share and volumes, while failure to do so could adversely affect market share and volumes although per unit pricing could possibly be maintained.

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

Research and Development

Research and development (“R&D”) expenses were $1.6 million, $1.9 million and $2.2 million in 2011, 2010 and 2009, respectively.  Our R&D investments are primarily focused on opportunities in our surgical products business.  Substantially all R&D expenses have been related to our surgical products segment in the 2009 to 2011 period.   Our R&D program is intended to focus on product extensions, next generation products, and new products that are complementary to our current product lines and that support our customers’ product lines.  Our R&D program is directed toward 510(k) products that have an established market and not on products that require lengthy and expensive clinical trials.  Looking forward, we expect our R&D expenses to remain at levels comparable to 2011.   However, the rate of R&D spending going forward could change based on the opportunities identified.  The amounts invested will be dependent upon a number of factors, including our ability to obtain qualified personnel and the types of activities required for our product development. We expect that our R&D investments will accelerate our entrance into new markets, expand our offerings to new and existing customers, and support growth in our surgical products business.  The FDA has recently announced that it is reviewing the 510(k) process, and many commentators expect the 510(k) rules to become more stringent.  Any such changes in the 510(k) rules may increase the cost and time to market of our product development activities.

Government Regulation

Our present and future intended activities in the development, manufacture and sale of wound closure, vascular access, specialty needle, and cancer therapy products, are subject to extensive laws, regulations, regulatory approvals and guidelines. Within the United States, our medical devices must comply with the U.S. Federal Food, Drug and Cosmetic Act, which are enforced by the FDA. We are also subject to regulation by other governmental agencies, including the Occupational Safety and Health Administration (“OSHA”), the Environmental Protection Agency (“EPA”), the Nuclear Regulatory Commission (“NRC”), and other federal and state agencies. We must also comply with the regulations of the Competent Authorities of the European Union for our products that have been CE Marked and are sold in the member nations of the European Union.

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

Our facilities and operations are subject to extensive environmental, nuclear, regulatory and occupational health and safety laws at the federal, state and local levels (which we refer to as “Environmental Laws and Regulation” in this section under the heading of “Government Regulation”). We are also subject to similar foreign laws and regulations under certain circumstances when our products are distributed outside of the United States.  These Environmental Laws and Regulations govern, among other things, air emissions; wastewater discharges; the generation, storage, handling, use and transportation of hazardous materials; the handling and disposal of hazardous wastes; the cleanup of contamination; and the health and safety of our employees. In our brachytherapy seed business, we are required to maintain radiation control and to properly dispose of radioactive waste.  We are required to maintain radiation safety personnel, procedures, equipment and processes and to monitor our facilities and our employees and contractors. We are also required to provide financial assurance that adequate funding will exist for end-of-life radiological decommissioning of our cyclotrons and other areas of our property where radioactive materials are handled.  We transfer low-level radioactive waste to licensed commercial radioactive waste treatment or disposal facilities for incineration or land disposal. We provide training and monitoring of our personnel to facilitate the proper handling of all materials.  Under these Environmental Laws and Regulations, we are required to obtain certain permits from governmental authorities for some portions of our operations.

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

Employees

As of December 31, 2011, we had approximately 500 full time employees.  We also utilize temporary and contract employees to manage fluctuations in headcount requirements.  None of our employees are represented by a union or a collective bargaining agreement, and we consider employee relations to be good.

Available Information

Our website address is http://www.theragenics.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed pursuant to Section 13(a) or 15(c) of the Securities and Exchange Act of 1934 are available free of charge through our website by clicking on the “Investor Relations” page and selecting “SEC Filings.” These reports will be available as soon as reasonably practicable after such material has been electronically filed with, or furnished to, the SEC. These reports are also available through the SEC’s website at http://www.sec.gov. The information on these websites and the information contained therein or connected thereto are not intended to be incorporated by reference into this Form 10-K. In addition, we will provide paper copies of these filings (without exhibits) free of charge to our shareholders upon request.

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

We operate multiple businesses. When we refer to “surgical products” or the “surgical products business”, we are referring to the business that produces, markets and sells wound closure products, disposable medical devices used for vascular access, specialty needles, and other surgical related products. When we refer to “brachytherapy” or the “brachytherapy business”, we are referring to the business that produces, markets and sells medical devices used primarily in the treatment of early stage prostate cancer and related products and services.

Risks Related to our Business

There are risks associated with our acquisitions, potential acquisitions and joint ventures.

An important element of our strategy is to seek acquisition prospects and diversification opportunities (including companies, product lines and intellectual property) that we believe will complement or diversify our existing product offerings, augment our market coverage and customer base, enhance our technological capabilities or offer revenue and profit growth opportunities. We acquired CP Medical Corp. in May 2005, Galt Medical Corporation in August 2006 and NeedleTech Products, Inc. in July 2008. We acquired Core Oncology’s prostate brachytherapy customers in February 2012.  Further transactions of this nature could result in potentially dilutive issuance of equity securities, use of cash and/or the incurrence of debt and the assumption of contingent liabilities.

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

The trading price of our Common Stock has been and may continue to be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations, new products or acquisitions by us or our competitors, developments with respect to patents or proprietary rights, changes in our customer base, general conditions in the medical device and surgical products industries, or other events or factors. In addition, the stock market can experience extreme price and volume fluctuations, which can particularly affect the market prices of smaller companies and which can be unrelated to the operating performance of such companies. Average daily trading volume in our Common Stock is not significant and can cause significant price fluctuations. Specific factors applicable to broad market fluctuations or to us may materially adversely affect the market price of our Common Stock. We have experienced significant fluctuations in our stock price and share trading volume in the past and may continue to do so.

Our future operating results are difficult to predict and may vary significantly from quarter-to-quarter.

Comparisons of our quarterly operating results are an unreliable indication of our future performance because they are likely to vary significantly based on many factors, including:

■	the size and timing of orders from our customers;
■	the demand for and acceptance of our products;
■	the success of our competition;
■	our ability to command favorable pricing for our products;
■	the growth of the market for our devices;
■	the expansion and rate of success of our sales channels;
■	actions relating to ongoing FDA compliance;
■	the effect of intellectual property disputes;
■	the attraction and retention of key personnel;
■	an inability to control costs; and
■	general economic conditions as well as those specific to our customers and markets.

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

Our operations are affected by various state, federal and international healthcare, environmental, antitrust, anti-corruption and employment laws, including for example various FDA regulations, the federal Anti-Kickback Statute, False Claims Acts, and the Foreign Corrupt Practices Act (“FCPA”). We are subject to periodic inspections to determine compliance with the FDA’s Quality System Regulation requirements, current medical device adverse event reporting regulations and foreign rules and regulations. Product approvals by the FDA and other foreign regulators can be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval. The failure to comply with regulatory standards or the discovery of previously unknown problems with a product or manufacturer could result in FDA Form-483 notices and/or Warning Letters, fines, delays or suspensions of regulatory clearances, detainment, seizures or recalls of products (with the attendant expenses), the banning of a particular device, an order to replace or refund the cost of any device previously manufactured or distributed, operating restrictions and civil or criminal prosecution, as well as decreased sales as a result of negative publicity and product liability claims, and could have a material adverse effect on our business, financial condition and results of operations.

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

Our brachytherapy manufacturing operations involve the manufacturing and possession of radioactive materials, which are subject to stringent regulation. The users of our brachytherapy seed products are required to possess licenses issued by the states in which they reside or the NRC. User licenses are also required by some of the foreign jurisdictions in which we may seek to market our products. There can be no assurance that current licenses held by us for our manufacturing operations will remain in force or that additional licenses required for our operations will be issued. There also can be no assurance that our customers will receive or retain the radioactive materials licenses required to possess and use our brachytherapy products or that delays in the granting of such licenses will not hinder our ability to market our products. Furthermore, regulation of our radioactive materials manufacturing processes involves the imposition of financial requirements related to public safety and decommissioning, and there are costs and regulatory uncertainties associated with the disposal of radioactive waste generated by our manufacturing operations. There can be no assurance that the imposition of such requirements and the costs and regulatory restrictions associated with disposal of waste will not, in the future, adversely affect our business, financial condition and results of operations.

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

We face pricing pressures.

Our businesses are subject to intense pressure to lower pricing as our customers are leveraging current economic conditions to demand reduced pricing or more favorable payment discounts or to resist price increases. Accordingly, we could find it difficult to offset discounts with in-house cost savings measures. Failure to offer satisfactory savings to our customers or to successfully reduce our costs may adversely affect our revenue and results of operations.

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

We rely, and will continue to rely, upon collaborative relationships with agents and distributors and other industry participants to maintain market access to potential customers. Some of the entities, with which we have relationships to help market and distribute our products, also produce or distribute products that directly compete with our products. In particular, Bard is one of our competitors in the brachytherapy seed market, and also a competitor for certain of our surgical products segment applications.  Yet Bard is also a non-exclusive distributor of our TheraSeed® product and a customer of our surgical products business. Sales to Bard under the Bard Agreement represented 28% of our brachytherapy seed segment revenue in 2011. Our surgical products segment also sells to Bard.  Total sales to Bard, including sales in our brachytherapy seed segment and our surgical products segment, represented approximately 10% of consolidated revenue in 2011.

We also had a supply and reseller agreement in our brachytherapy seed business with Core Oncology under which Core became a non-exclusive distributor of our TheraSeed® device in 2010.  Sales to Core were approximately 8% of our brachytherapy segment revenue in 2011. The terms of our brachytherapy related distribution agreement with Bard is currently less than two years.  In February 2011, we terminated our distribution agreement with Core. In February 2012 we acquired Core’s prostate brachytherapy customers. There is no assurance that any of our distribution agreements will be extended and if they are not extended, or they are otherwise terminated (such as the Core agreement), how much unit volume being sold through them will be able to be captured by our direct sales force or other distributors that we may utilize.

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

Major third-party payors for hospital services in the United States and abroad continue to work to contain healthcare costs through, among other things, the introduction of cost containment incentives and closer scrutiny of healthcare expenditures by both private health insurers and employers. For example, in an effort to decrease costs, certain hospitals and other customers sometimes re-sterilize products otherwise intended for a single use or purchase reprocessed products from third-party reprocessors.

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

In addition, Medicare covers a substantial percentage of the patients treated for prostate cancer in the United States, and consequently, the costs for prostate cancer treatment are subject to Medicare’s prescribed rates of reimbursement. The utilization of our brachytherapy products and many of the products in our surgical products business may be influenced by Medicare’s reimbursement levels, and the policies of other third party payors, which can change periodically. Unfavorable reimbursement levels and confusion regarding potential changes in Medicare have adversely affected sales of our brachytherapy products in the past and could do so in the future.

We believe that Medicare reimbursement policies have affected the brachytherapy market and will continue to affect the brachytherapy market.  Prior to 2010, Medicare provided reimbursement for brachytherapy seeds under the “charges adjusted to costs” methodology, which is based on the actual invoiced cost of the seeds and which we sometimes refer to as a “pass-through” methodology.  The Centers for Medicare & Medicaid Services (“CMS”) published a final hospital outpatient prospective payment system (“OPPS”) on November 20, 2009 with fixed prospective payment rates for brachytherapy seeds.  This fixed OPPS, which we sometimes refer to as “fixed reimbursement”, went in effect on January 1, 2010. The fixed per seed rate at which Medicare reimburses hospitals for the purchase of seeds is established annually by CMS.  We expect to continue to support efforts to urge Congress and CMS to replace this “fixed reimbursement” rule by returning to the “pass-through” reimbursement policies which existed prior to 2010.  Fixed reimbursement policies at CMS can be expected to lead to pricing pressure from hospitals and other healthcare providers, and to have an adverse effect on our brachytherapy revenue. The extent of the effect is impossible for us to predict, especially when fixed reimbursement policies coincide with 1) competition from competing technologies for the treatment of early stage prostate cancer, which enjoy favorable CMS reimbursement rates even though these technologies are less proven than brachytherapy and 2) uncertainties regarding the implementation and impact of healthcare reform generally.  These factors could have an adverse effect on brachytherapy revenue.

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

Our brachytherapy seed products deliver a highly concentrated and confined dose of radiation directly to the prostate from within the patient’s body. Surrounding tissues and organs are typically spared excessive radiation exposure. Our wound closure, vascular access and specialty needle products are also utilized directly on patients. It is an inherent risk of the industries in which we operate that we might be sued in a situation where one of our products results in, or is alleged to result in, a personal injury to a patient, health care provider, or other user. Although we believe that as of the current date we have adequate insurance to address anticipated potential liabilities associated with product liability, any unforeseen product liability exposure in excess of, or outside the scope of, such insurance coverage could adversely affect our financial condition and operating results. Any such claim brought against us, with or without merit, could result in significant damage to our business.

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

Because of the nature of our products, the tolerance for error in the design, manufacture or use of our products may be small or nonexistent. If a product designed or manufactured by us is defective, whether due to design or manufacturing defects, or improper assembly, use or servicing of the product or other reasons, the product may need to be recalled, possibly at our expense. Furthermore, the adverse effect of a product recall might not be limited to the cost of the recall. For example, a product recall could cause applicable regulatory authorities to investigate us as well as cause our customers to review and potentially terminate their relationships with us. Recalls, especially if accompanied by unfavorable publicity or termination of customer contracts, could cause us to suffer substantial costs, lost revenues and a loss of reputation, each of which could harm our business. Products as complex as the planning and dose calculation software systems that we use internally may also contain undetected software errors or defects when they are first introduced or as new versions are released. Our products may not be free from errors or defects even after they have been tested, which could result in the rejection of our products by our customers and damage to our reputation, as well as lost revenue, diverted development resources and increased support costs. We may also be subject to claims for damages related to any errors in our products.

Although a number of our surgical products are Class II devices subject to certain special controls by the FDA, many of our products are Class I devices, meaning that the FDA considers these products to present minimal potential for harm to the user. Nonetheless, if there is an error in the design, manufacture or use of any of these products, there remains a risk of recall, rejection of our product by our customers, damage to our reputation, lost revenue, diverted development of resources and increased support costs. We may also be subject to claims for damages related to any error in such products.

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

The high cost of technological innovation is coupled with rapid and significant change in the regulations governing the products that compete in both our surgical products and brachytherapy markets. We may also be affected by industry standards that could change on short notice and by the introduction of new products and technologies that could render existing products and technologies uncompetitive. We cannot be sure that we will be able to successfully develop new products or enhancements to our existing brachytherapy products and innovative surgical products. Without new product introductions, our revenues will likely suffer. Even if customers accept new enhanced products, the costs associated with making these products available to customers, as well as our ability to obtain capital to finance such costs, could reduce or prevent us from increasing our operating margins.

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

Financial markets and the economies in the United States and internationally have experienced extreme disruption in recent periods and volatility and conditions could recur. This can result in severely diminished liquidity and credit availability in the market, which could impair our ability to access capital or adversely affect our operations. An economic downturn may also, among other things:
●	create downward pressure on the pricing of our products;
●	affect the collection of accounts receivable;
●	increase the sales cycle for certain of our products;
●	slow the adoption of new products and technologies;
●	adversely affect our customers, causing them to reduce spending; or
●	adversely affect our suppliers, which could adversely affect our ability to produce our products.

Any of these conditions could have a material adverse effect on our business, financial position, liquidity and results of operations.

Changes in FDA requirements for obtaining 510(k) approval to market and sell medical device products in the U.S. may adversely affect our business, financial condition and results of operations.

The FDA has been considering legislative, regulatory and/or administrative changes to the FDA’s 510(k) program.  Various committees of the U.S. Congress have also indicated that they may consider investigating the FDA’s 510(k) process.  Under the current 510(k) rules, certain types of medical devices can obtain FDA approval without lengthy and expensive clinical trials.  Among our product offerings, those products that require FDA approval have received such approval under the 510(k) rules.  Our R&D programs and new product programs contemplate obtaining any required FDA approvals under the current 510(k) rules.  Any changes to the current 510(k) or related FDA rules that make such rules more stringent or require more clinical data can significantly increase the time and costs associated with bringing new products to market.  This may have a material adverse effect on our business, financial condition and results of operations.

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

In March 2010, significant reforms to the healthcare system were adopted in the form of the Patient Protection and Affordable Care Act (the “PPACA”). The PPACA includes provisions that, among other things, reduce and/or limit Medicare reimbursement to certain providers, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes. Specifically, the law requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on U.S. sales of most medical devices beginning in 2013.  Regulations implementing the tax have been proposed, but not finalized.  In addition, some members of Congress are working to repeal the tax. While we continue to evaluate the impact of this tax on our overall business, if this tax was applicable to all of our product sales this would have equated to an excise tax of approximately $2 million in 2011. Various healthcare reform proposals have also emerged at the state level. The PPACA and these proposals could reduce medical procedure volumes and impact the demand for our products or the prices at which we sell our products. In addition, the excise tax will increase our cost of doing business. The impact of the PPACA and these proposals could have a material adverse effect on our business and/or results of operations.

There have been a number of lawsuits filed that challenge all or part of the healthcare reform law.  A number of the lawsuits have been ruled on by federal appeals courts, and those rulings were not consistent.  The U,S, Supreme Court has agreed to hear these cases, but we cannot predict how it will rule.   Further, we cannot predict whether Congress may revisit some or all of the healthcare reform law during 2012.  Because of these uncertainties, we cannot predict whether any or all of the legislation will be overturned, repealed, or modified and what the impact on our business may be resulting from any such changes.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

Our executive offices are located in Buford, Georgia.  Our manufacturing and development operations are carried out at four principal plants.  We own our brachytherapy seed manufacturing facility, located in Buford, Georgia.  In our surgical products segment, we own a manufacturing facility located in Massachusetts and lease facilities located in Oregon and Texas.  All of our owned and leased spaces are well maintained and suitable for the operations conducted within.

Item 3. Legal Proceedings

From time to time, we are subject to certain legal proceedings and claims in the ordinary course of business. We currently are not aware of any such legal proceedings or claims that we believe will have, individually or in aggregate, a material adverse effect on our business, financial condition, or operating results.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock, $.01 par value, (“Common Stock”) is traded on the New York Stock Exchange (NYSE) under the symbol “TGX”. The high and low prices for our Common Stock for each fiscal quarterly period in 2011 and 2010 are as follows:

	High	Low
2011
First Quarter	$2.19	1.50
Second Quarter	2.29	1.75
Third Quarter	1.85	1.23
Fourth Quarter	1.73	1.18

2010
First Quarter	$1.84	$1.25
Second Quarter	1.80	1.04
Third Quarter	1.40	1.10
Fourth Quarter	1.57	1.18

As of February 29, 2012, the closing price of our Common Stock was $1.59 per share. Also, as of that date, there were approximately 367 holders of record of our Common Stock. The number of record holders does not reflect the number of beneficial owners of our Common Stock for whom shares are held by depositary trust companies, brokerage firms and others.

We have a Shareholder Rights Plan (the “Rights Plan”), which contains provisions designed to protect our stockholders. Pursuant to the Rights Plan, each share of our Common Stock contains a share purchase right (a “Right”). The Rights expire in February 2017 and do not become exercisable unless certain events occur including the acquisition of, or commencement of a tender offer for, 20% or more of the outstanding Common Stock. In the event certain triggering events occur, including the acquisition of 20% or more of the outstanding Common Stock, each Right that is not held by the 20% or more stockholders will entitle its holder to purchase additional shares of Common Stock at a substantial discount to the then current market prices. The Rights Plan and the terms of the Rights, which are set forth in a Rights Agreement between us and Computershare Investor Services LLC, as Rights Agent, could add substantially to the cost of acquiring us and consequently could delay or prevent a change in control of us.

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

(Amounts in thousands, except per share data)	Year ended December 31,
	2011	2010	2009	2008	2007
Statement of Operations Data:
Product sales	$80,454	80,683	$77,151	$66,447	$61,286
License and fee income	2,276	1,501	1,175	911	924
Total revenue	82,730	82,184	78,326	67,358	62,210

Cost of sales	50,073	49,155	44,953	36,264	31,994
Gross profit	32,657	33,029	33,373	31,094	30,216

Selling, general and administrative	22,685	24,013	22,020	20,500	19,131
Amortization of purchased intangibles	2,793	3,077	3,441	2,410	1,875
Research and development	1,649	1,942	2,160	1,300	1,365
Impairment of goodwill and tradenames	—	—	—	70,376	—
Other operating items	34	111	3	(147)	500
Total operating expenses	27,161	29,143	27,624	94,439	22,871

Earnings (loss) from operations	5,496	3,886	5,749	(63,345)	7,345

Other income (expense), net	(530)	(583)	(837)	277	1,502

Earnings (loss) before income taxes	4,966	3,303	4,912	(63,068)	8,847

Income tax expense (benefit)	1,902	1,233	1,837	(4,528)	3,212

Net earnings (loss)	$3,064	2,070	$3,075	$(58,540)	$5,635

Net earnings (loss) per share
Basic and Diluted	$0.09	0.06	$0.09	$(1.77)	$0.17

	December 31,
(In thousands)	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash and cash equivalents	$29,553	$29,674	$45,326	$39,088	$28,666
Marketable securities	11,625	10,949	—	1,507	20,123
Goodwill and other intangible assets, net	9,459	12,319	15,464	18,720	50,539
Total assets	115,818	115,187	116,108	114,419	148,821
Long-term borrowings	—	23,667	27,000	—	7,500
Total debt	23,667	27,000	30,333	32,000	7,500
Shareholders’ equity	$84,122	$80,279	$77,653	$74,110	$132,619

Comparability of the selected financial data above is affected by certain material changes in our business, including:

●	The acquisitions of NeedleTech in July 2008. The results of operations of an acquired company are included in our consolidated results for periods subsequent to each respective acquisition date,
●	impairment charges related to the write off of goodwill and tradenames in 2008, and
●	refinancing of our credit agreement in 2009.

The above list is not intended to identify all material changes in our business in the periods presented.  Rather, we believe the above information is useful in understanding the period-to-period comparability of the above selected financial data.  Please read the information included elsewhere in this Form 10-K, including Business, Risk Factors, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Statements and Supplementary Data, as well as other information contained herein for a more complete discussion of our business, financial condition, and results of operations.

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

Our surgical products business was built through the acquisitions of CP Medical Corp. in May 2005, Galt Medical Corporation in August 2006, and NeedleTech Products, Inc. in July 2008.  We currently manufacture almost 3,500 products in this business as part of three broad product platforms; wound closure, vascular access and specialty needles.  To date we have maintained the names and brands under which each of these companies previously manufactured, marketed and sold their products.  We serve a number of markets and applications, including, among other areas, interventional cardiology, interventional radiology, vascular surgery, orthopedics, plastic surgery, dental surgery, urology, veterinary medicine (sutures), pain management, endoscopy, and spinal surgery. With the exception of veterinary sutures, our surgical products hold relatively small market shares.  Our products include both finished goods and components.  Our products are sold primarily to original equipment manufacturers (“OEMs”) and to a network of distributors.  On a pro forma basis, our surgical products business has achieved a compound annual revenue growth rate of 8.3% from 2006 through 2011 (pro forma, assuming all acquisitions had been made at the beginning of 2006).  We have accomplished this primarily by increasing sales to existing customers and, to a lesser extent, adding new customers.  Further, we achieved this revenue growth during a period which included severe economic difficulties.  Our strategy for increasing sales and scale going forward includes: becoming more integral within the supply chain of our customers both for existing products and for our customers’ development programs (which may allow us to increase sales to existing and new customers from all product platforms); developing new products internally; acquiring products, licenses, and other intellectual property; acquiring businesses and; entering certain markets outside the United States.

We have operated our brachytherapy seed business since 1987, emerging from the development stage in 1990.  Historically our brachytherapy seed segment has generated strong cash flows, which have enabled us to diversify our business substantially.  Positive cash flows from our brachytherapy seed business continue despite an industry-wide decline in brachytherapy procedures in the United States which began about six years ago.  The overall brachytherapy industry in the United States is now experiencing difficulties primarily due to competition from other treatments.  Many of these competing treatments enjoy favorable Medicare reimbursement rates relative to brachytherapy reimbursement rates.  We believe this results in a non-level playing field for brachytherapy device manufacturers, providers, and patients.  One of the primary competitive treatments provided by our radiation oncologist customers is Intensity Modulated Radiation Therapy, or “IMRT”.  IMRT enjoys substantially higher reimbursement rates than brachytherapy yet, clinical studies do not indicate that IMRT delivers improved outcomes.   We believe the market positioning and heavy promotion of robotic surgery for prostate cancer treatment has also adversely affected the number of brachytherapy procedures performed.  Despite these industry-wide difficulties we have maintained positive cash flows in our brachytherapy business for a variety of reasons including, among other things, the relatively fixed nature of our brachytherapy seed manufacturing costs; our ability to anticipate changes in market conditions; our ability to respond to government controlled pricing policies surrounding reimbursement of our products and, more recently; increasing our overall market share.

At the present time we believe that we have additional opportunities to increase our market share through additional strategic agreements, diversification of our product and service offerings, and potential opportunities in markets outside of the United States.   One such opportunity was the February 2012 acquisition of Core Oncology’s prostate brachytherapy customer base (see below).  We believe we have these opportunities to expand and broaden our distribution channels because of, among other things, the reliability of our supply, the quality of our products, the quality of our direct sales force, and our long-term commitment to the brachytherapy industry including patient education, direct to consumer advertising, and congressional lobbying for fair reimbursement.

Acquisition of Core Oncology’s Prostate Brachytherapy Customers

On February 17, 2012, we acquired Core Oncology’s prostate brachytherapy customer base.  This transaction is expected to substantially increase our share of the iodine-125 segment of the prostate brachytherapy market.  We expect $5 million to $6 million of incremental revenue in our brachytherapy segment for the remaining portion of calendar 2012 from this transaction and for the transaction to be accretive to earnings and to generate positive operating cash flow in 2012.  Our total brachytherapy segment revenue was $24.1 million in 2011.  In addition to the customer base, we also acquired certain packaging technologies. We did not acquire Core’s facilities, manufacturing equipment or processes, or Core’s employees. The total earn-out based purchase price is expected to be approximately $7.5 million to $10.5 million.  We paid $3.8 million in cash as a prepayment for a portion of the earn-out at closing and will make six quarterly earn-out payments thereafter, beginning in June 2012. Core’s prostate brachytherapy sales were approximately $13 million for their fiscal year ended June 30, 2011 and $4 million for the six months ended December 31, 2011.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue
Following is a summary of revenue by segment for each of the three years in the period ended December 31, 2011 (in thousands):

Revenue by segment	Year ended December 31,
	2011	2010	2009
Surgical products
Product sales	$59,258	$58,991	$53,591
License and fee income	151	36	69
Total surgical products	59,409	59,027	53,660

Brachytherapy seed
Product sales	21,952	22,287	23,860
License and fee income	2,125	1,465	1,106
Total brachytherapy seed	24,077	23,752	24,966

Intersegment eliminations	(756)	(595)	(300)

Consolidated
Product sales	80,454	80,683	77,151
License and fee income	2,276	1,501	1,175
Total consolidated	$82,730	$82,184	$78,326

Surgical Products Segment

Revenue in our surgical products business increased 1% in 2011 over 2010.  We believe this reflects the variable and unpredictable ordering patterns of our larger customers, especially on a quarter to quarter basis.  Also, it has been widely reported that consumers are making fewer visits to doctors’ offices, which in turn is reducing demand for medical devices.  This trend may have a negative effect on revenue.

Open orders in our surgical products segment were $13.9 million at December 31, 2011 compared to $13.0 million at December 31, 2010.  Open orders represent orders from customers for future delivery that we believe to be firm.  Open orders are not guaranteed shipments, and they are subject to cancellation or delay.  Backlog in our surgical products business was $379,000 at December 31, 2011 and $345,000 at December 31, 2010.  Backlog represents orders included in open orders, but for which we have missed promised shipment dates.

A significant portion of the products in our surgical business continue to be sold to OEMs and a network of distributors.  Ordering patterns of these customers vary and are difficult to predict. Accordingly, surgical products revenue is subject to fluctuation, especially on a quarter-to-quarter basis.  In addition, revenue has been and will continue to be affected by our customers’ response to efforts by hospitals to reduce inventories and to conserve cash due to the difficult economic climate and macroeconomic uncertainties.  All of these factors may cause the fluctuations in our results to be even more volatile from period to period.

Brachytherapy Seed Segment

We sell our TheraSeed® palladium-103 device directly to healthcare providers and to third-party distributors.  We also sell iodine-125 based devices, and other brachytherapy related products, directly to healthcare providers.

Our brachytherapy product sales decreased 2% in 2011 from 2010.  We believe that the prostate brachytherapy industry in the United States continues to experience pressure from newer forms of treatment.  Some competitive forms of treatment have increased their market share, especially those with Medicare reimbursement levels that are higher than reimbursement levels for brachytherapy.  These competitive forms of alternative treatments include IMRT and robotic surgery.  In addition to competing treatment options that enjoy favorable reimbursement rates, we believe brachytherapy seed volume and revenue are also affected by disruptive pricing from other brachytherapy providers and uncertainties surrounding reimbursement.  In February 2012 we acquired Core Oncology’s prostate brachytherapy customer base (see above under “Overview and Business Strategy”).  This transaction is expected to result in $5 million to $6 million of incremental revenue in our brachytherapy segment in calendar 2012.

We have non-exclusive distribution agreements in place for our TheraSeed® device.  Under our third party distribution agreements, we are the exclusive palladium-103 seed supplier for the treatment of prostate cancer for each distributor, and each distributor has the non-exclusive right to sell TheraSeed® in the U.S. and Canada.  Certain agreements also provide distributors with the right to distribute TheraSeed® for the treatment of solid localized tumors other than in the prostate and with rights to distribute to certain locations outside of North America.  Such applications (non-prostate and outside of North America) have not been material and are not expected to become material in the near future. Our principal non-exclusive distribution agreement is with C.R. Bard (“Bard”).  Our agreement with Bard provides for automatic one year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires December 31, 2013 and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2012.  Sales to Bard by our brachytherapy segment represented 28% and 33% of brachytherapy seed segment revenue in 2011 and 2010, respectively.  (Our surgical products segment also sells to Bard.  Total consolidated sales to Bard, including sales in our brachytherapy seed segment and our surgical products segment, represented 10% and 11% of consolidated revenue in 2011 and 2010, respectively).

Core became an additional non-exclusive distributor of TheraSeed® in January 2010.  In February 2011, we terminated our agreement with Core due to Core’s failure to satisfy its financial obligation to us in accordance with the contractual terms of the agreement. Core had been attempting to become current with amounts due to us.  However, litigation filed against Core by a third party in January 2011 created what we viewed as an unacceptable level of uncertainty surrounding Core’s ability to satisfy their financial obligations to us for both current and ongoing sales.  Subsequent to termination of the agreement, we continued to supply TheraSeed® to Core on a prepaid basis.  Sales to Core in our brachytherapy segment totaled approximately 8% and 14% of total brachytherapy seed segment revenue for in 2011 and 2010, respectively.  In the latter half of 2011, certain customers who previously purchased TheraSeed® through Core began purchasing either from us on a direct basis or through one of our other TheraSeed® distributors. In February 2012 we acquired Core’s prostate brachytherapy customer base.  See above under “Overview and Business Strategy”.

We also currently have other non-exclusive distribution agreements in place for TheraSeed®, none of which represented 10% or more of our brachytherapy product sales in 2011 and 2010.  We may pursue additional distribution agreements for both palladium-103 and iodine-125 products in an effort to increase market share.  We may also have opportunities to enter certain markets outside of the United States with an iodine-125 device.

We believe that Medicare reimbursement policies have affected the brachytherapy market and will continue to affect the brachytherapy market.  Prior to 2010, Medicare provided reimbursement for brachytherapy seeds under the “charges adjusted to costs” methodology, which is based on the actual invoiced cost of the seeds and which we sometimes refer to as a “pass-through” methodology.  The Centers for Medicare & Medicaid Services (“CMS”) published a final hospital outpatient prospective payment system (“OPPS”) on November 20, 2009 with fixed prospective payment rates for brachytherapy seeds.  This fixed OPPS, which we sometimes refer to as “fixed reimbursement”, went in effect on January 1, 2010. The fixed per seed rate at which Medicare reimburses hospitals for the purchase of seeds is established annually by CMS.  We expect to continue to support efforts to urge Congress and CMS to replace this “fixed reimbursement” rule by returning to the “pass-through” reimbursement policies which existed prior to 2010.  Fixed reimbursement policies at CMS can be expected to lead to pricing pressure from hospitals and other healthcare providers, and to have an adverse effect on our brachytherapy revenue. The extent of the effect is impossible for us to predict, especially when fixed reimbursement policies coincide with 1) competition from competing technologies for the treatment of early stage prostate cancer, which enjoy favorable CMS reimbursement rates even though these technologies are less proven than brachytherapy and 2) uncertainties regarding the implementation and impact of healthcare reform generally.  These factors could have an adverse effect on brachytherapy revenue.

License fees in our brachytherapy segment increased $660,000 or 45%, in 2011 over 2010.  License fees include fees from the licensing of our TheraSphere® product, a medical device used for the treatment of liver cancer.  Licensing fees also includes fees related to the licensing of certain intellectual property related to a brachytherapy catheter-based delivery system that we developed. This delivery system is primarily utilised in the treatment of breast cancer. The licensing agreement, which was executed in May 2008, provides for a minimal non-refundable initial license fee and non-refundable continuing royalties based upon sales subject to certain minimums. Cost and expenses associated with our license agreements are not material.

Operating income and costs and expenses

Following is a summary of operating income by segment for each of the three years in the period ended December 31, 2011 (in thousands):

	Year ended December 31,
	2011	2010	2009

Surgical products	607	215	1,664
Brachytherapy seed	4,923	3,685	4,081
Intersegment eliminations	(34)	(14)	4

Consolidated	$5,496	$3,886	$5,749

Surgical Products Segment

Operating income in our surgical products segment increased to $607,000 in 2011 from $215,000 in 2010.  Our gross profit margins on sales were approximately 35% in 2011 compared to 36% in 2010.  Gross margins continue to be affected by changes in product and customer mix.  During 2011 we were also impacted by changes in customer ordering patterns, ERP implementation and severe winter storms causing the closure of our Dallas, Texas plant for several days in the first quarter.  As a result of these and other items, our backlog fluctuated and we incurred higher overtime, utilized more temporary workers and experienced operating inefficiencies.    Gross margins were also affected in 2011 by increased material costs; some of which were not passed on to our customers.

Items affecting comparability between the 2011 and 2010 periods include certain expenses that were only incurred in either 2011 or 2010, including the following (in thousands):

	Year Ended December 31,
	2011	2010

Acquisition proposal expenses (a)	$218	$—
Professional fees (b)	—	629
Moving related expenses (c)	—	570
Core receivables (d)	—	380

(a)	Acquisition proposal expenses related to expenses to consider, address, and respond to an unsolicited acquisition proposal.
(b)	Professional fees related to our legal action against the former owner of CP Medical to enforce certain non-compete agreements and to protect the trade secrets and other assets of that business.
(c)	Moving related expenses associated with the move into our new specialty needle manufacturing facility.
(d)	Core receivables represent amounts due from Core Oncology for which we believed collectability was doubtful.

In addition, corporate overhead allocated to our surgical products segment increased in 2011 primarily due to higher professional fees, compensation, and depreciation associated with our new ERP system.  These increases were partially offset by a decline in amortization of purchased intangibles in the 2011 periods as certain intangible assets have become fully amortized.

Research and development (“R&D”) expenses decreased $128,000, or 7%, in 2011 from 2010.  Our R&D program is intended to focus on product extensions, next generation products, and new products that are complementary to our current product lines and that support our customers’ product lines.  Our R&D program is directed toward 510(k) products that have an established market and not on products that require lengthy and expensive clinical trials.  Looking forward, our results are expected to be affected by the timing of these investments.

During 2011, we have continued development of a corporate-wide Enterprise Resource Planning (“ERP”) system. As our ERP system was under development, we capitalized certain internal costs associated with its development.  These costs, which consisted primarily of employee payroll and related expenses, totaled $240,000 and $331,000 in 2011 and 2010, respectively, in our surgical products segment.  Upon completion of the ERP system development at each location, these development costs will no longer be capitalized but will be charged as operating expenses.  We expect to complete the system development at the remaining location within the next twelve months.

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

Brachytherapy Seed Segment

Operating income in our brachytherapy business increased to $4.9 million in 2011 from $3.7 million in 2010.  Manufacturing related expenses in our brachytherapy business tend to be relatively fixed in nature.  Accordingly, even modest changes in revenue can have a significant impact on operating income.  Gross margin and operating income in our brachytherapy seed business are expected to continue to be highly dependent on sales levels due to this high fixed cost component.   The increase in license and fee income in 2011 offset the decline in product sales.  The primary expense item affecting comparability between the periods was bad debt expense related to Core Oncology.  In 2011 we recorded $215,000 as bad debt expense related to amounts due from Core for which we believed collectability was doubtful.  In 2010 we recorded $1.6 million of bad debt expense related to Core. In February 2012 we acquired Core’s prostate brachytherapy customers.  See above under “Overview and Business Strategy”.   Corporate overhead costs allocated to our brachytherapy segment increased from 2010 due to increases in professional fees, compensation, and depreciation associated with our new ERP system.  We were able to reduce some operating expenses during 2011 including advertising and personnel related costs.  Looking forward, we may not be able to continue to reduce our operating costs.

Non-operating income/expense

A summary of our interest expense is as follows:

	Year Ended December 31,
	2011	2010	2009

Interest paid or accrued, including loan fees	$866	$982	$822
Fair value adjustment	(130)	107	80
Interest capitalized	(39)	(113)	(37)

Total interest expense	$697	$976	$865

Interest expense paid or accrued, including loan fees, is related to our effective interest rates and the level of our outstanding borrowings under our credit agreement.  Fair value adjustments are related to our interest rate swaps.  Such fair value adjustments are unrealized (gains) and losses and reflect the period to period changes in the estimated fair value of our swaps.  Interest capitalized primarily relates to the development of our ERP system.  Interest capitalized in 2012 is expected to be similar to 2011 levels.  Our weighted average effective rate was 3.0% at December 31, 2011.

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

Other income in 2010 includes $200,000 received in the settlement of the lawsuit with the former owner of CP Medical.  Interest income was not material in 2011 or 2010.

Income tax expense

Our effective income tax rate, which includes federal and state income taxes, was approximately 38% and 37% in 2011 and 2010, respectively.  Looking forward, state and investment tax and R&D credits may cause fluctuations in our effective income tax rate for financial reporting purposes.  Future tax rates can be affected by, among other things, tax expense for items unrelated to actual taxable income (such as the write-off of deferred tax assets associated with share-based compensation), changes in tax regulations, changes in statutory tax rates, changes in the tax jurisdictions in which we must file income tax returns, and many other items that affect the taxability and deductibility of our revenue and expenses and for which we cannot currently predict.

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

Brachytherapy Seed Segment

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

License fees in our brachytherapy segment increased $359,000, or 32%, in 2010 over 2009.  License fees include fees from the licensing of our TheraSphere® product, a medical device used for the treatment of liver cancer.  License fees also includes fees related to the licensing of certain intellectual property related to an expandable brachytherapy delivery system that we developed. This agreement, which was executed in May 2008, provides for a minimal non-refundable initial license fee and non-refundable continuing royalties based upon sales subject to certain minimums.

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

We experienced a spike in demand during the first quarter of 2010, increasing our backlog and putting pressure on certain facilities that were already at or near capacity.  To address the spike in demand and backorders, we ran overtime, brought in temporary labor and implemented a third shift at one plant, among other things. These additional costs eroded our gross margins.  Amplifying the costs associated with these actions were changes in customer behavior.  Recurring changes in order quantities and requested delivery dates of orders reduced the ability of our operations to efficiently address production requirements.  Our former specialty needle manufacturing plant was running at near capacity, putting a strain on operations.  We also saw an increase in our OEM sales relative to our dealer sales during 2010.  OEM sales generally carry a lower gross profit margin.  Additionally, we experienced pricing pressure from customers and from the need to respond to aggressive pricing behavior of competitors.

We were able to reduce the backlog experienced early in 2010 and reduce or eliminate some of the additional costs we had incurred to address the circumstances that existed during that time.  We also implemented certain measures to better control costs and margins on an ongoing basis. However, we continued to experience changes in customer behavior, ordering and pricing pressures which in turn, caused variability in our gross margins from period to period.

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

Moving related expenses of $570,000 were incurred in 2010 in connection with the move to our new, larger specialty needle manufacturing facility.  These expenses were included in selling, general and administrative expenses and in loss on disposal of assets in our 2010 statement of earnings.  We completed the move to the new facility in the third quarter of 2010.

Bad debt expense also increased in 2010, primarily a result of amounts due from Core for which we believed collection was doubtful of approximately $380,000.  Selling, general and administrative expenses, other than the aforementioned legal, moving and bad debt expenses, were 24% of revenue in 2010 compared to 25% in 2009.

Research and development (“R&D”) expenses decreased $380,000, or 18%, in 2010 from 2009.

During 2010, we continued development of a corporate-wide Enterprise Resource Planning (“ERP”) system. As our ERP system was under development, we capitalized certain internal costs associated with its development.  These costs, which consisted primarily of employee payroll and related expenses, totaled $331,000 and $247,000 in 2010 and 2009, respectively, in our surgical products segment.

Brachytherapy Seed Segment

Operating income in our brachytherapy business decreased to $3.7 million in 2010 from $4.1 million in 2009.  Manufacturing related expenses in our brachytherapy business tend to be relatively fixed in nature.  Accordingly, even modest changes in revenue can have a significant impact on operating income.  The decline in product sales had a negative effect on operating income in 2010.  Increases in our license and fee income contributed to profitability as there were minimal costs associated with those licensing agreements.  The increase in license and fee income in 2010 partially offset the declines in product sales.  We were able to decrease some operating expenses during 2010, including personnel related costs, advertising and professional fees.  Our brachytherapy business also absorbed fewer corporate overhead costs since we allocate corporate costs based upon the relative revenue of our business segments.  Corporate overhead costs allocated to our brachytherapy business declined $320,000 in 2010 from 2009.

Partially offsetting reductions in operating expenses noted in the preceding paragraph was $1.6 million of bad debt expense related to amounts due from Core for which we believe collection is doubtful.  We terminated our distribution agreement with Core in February 2011 and in February 2012 we acquired Core’s prostate brachytherapy customers.  See above under “Overview and Business Strategy”.

Non-operating income/expense

Other income in 2010 includes $200,000 received in the settlement of the lawsuit with the former owner of CP Medical.  Interest income was not material in 2010 or 2009.

Income tax expense

Our effective income tax rate, which includes federal and state income taxes, was approximately 37% in 2010 and 2009.  In 2010, our tax rate was reduced by approximately $227,000 of state investment tax credits and R&D tax credits.  A significant portion of these credits in 2010 related to the construction of our new needle manufacturing facility.

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

Due to the severe volatility and disruptions related to the U.S. and global investment and credit markets, we are exposed to the risk of changes in fair value of our marketable securities in future periods, which may cause us to take impairment charges that we do not currently anticipate. While we will continue to research, analyze and monitor our investments, we cannot predict what effect the current investment and credit market circumstances might have on our portfolio going forward. You can find more information related to the valuation of our marketable securities in Note D in the accompanying consolidated financial statements, Liquidity and Capital Resources in Management’s Discussion and Analysis, and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, all of which are included in this report.

Property and equipment. Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of such assets. Our estimates can result in differences from the actual useful lives of certain assets. The significant portion of property and equipment includes cyclotrons, which are utilized in our brachytherapy business, and manufacturing buildings. As of December 31, 2011, we owned and operated eight cyclotrons, the first of which entered service in 1998. The estimated service life of our cyclotron equipment is 15 years. At December 31, 2011, the net book value of our cyclotrons was $1.2 million. The estimated service life of our buildings is 30 years.

We will continue to periodically examine estimates used for depreciation for reasonableness. If we determine that the useful life of property or equipment should be shortened or lengthened, depreciation expense would be adjusted accordingly for the remaining useful lives of the identified assets.

We assess the impairment of our depreciable assets (including property and equipment) whenever events or circumstances indicate that such assets might be impaired. In the event the expected undiscounted future cash flow attributable to the asset is less than the carrying value of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. The estimation of fair value, whether in conjunction with an asset to be held and used or with an asset held for sale, also involves judgment. It is possible that our estimates of fair value may change and impact our financial condition and results of operations.

Intangible assets. Our intangible assets are determined to have finite lives and are amortized over their useful lives using a method that is expected to reflect the pattern of its economic benefit. When a pattern of economic benefit cannot be determined, or if the straight-line method results in greater amortization, then the straight-line method is used. To date, all finite lived intangible assets have been amortized using the straight-line method. We also review finite lived intangible assets for impairment to ensure they are appropriately valued if conditions exist that indicate the carrying value may not be recoverable.

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

We review all of our tax positions. The tax benefits of uncertain tax positions are recognized only if it is more likely than not that we will be able to sustain a position taken on an income tax return. We have concluded that there were no significant uncertain tax positions as of December 31, 2011 and 2010. Our policy is to recognize accrued interest expense and penalties associated with uncertain tax positions as a component of income tax expense.

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

Commitments and Other Contractual Obligations

Contractual Obligations

We lease equipment and production, warehouse, office and other space under non-cancelable leases that expire at various dates through August 2016. We also have $23.7 million of borrowings outstanding under our credit agreement. Our contractual obligations as of December 31, 2011 are as follows (amounts in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Obligation
Operating lease obligations (1)
Rental space and equipment	$687	$443	$232	$12	$—

Borrowings under credit agreement (2)	23,667	23,667	—	—	—
Interest payable on borrowings (3)	566	566	—	—	—
Total borrowings	24,233	24,233	—	—	—

Other obligations	454	57	397	—	—

Total	$25,374	$24,733	$629	$12	$—

(1)	Represents minimum rental payments for operating leases, one of which is subject to adjustment based on the Consumer Price Index.
(2)
Includes $1.7 million outstanding under a term loan payable at $278,000 monthly through June 1, 2012, and $22.0 million outstanding under $30.0 million revolving credit facility, which matures October 2012.

(3)	Interest on outstanding borrowings under credit agreement at December 31, 2011 is based on effective interest rates at December 31, 2011.

Letter of Credit

We have a letter of credit outstanding under the credit facility as of December 31, 2011 totaling $946,000. This letter of credit is related to asset retirement obligations of long-lived assets.

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

We have cash, cash equivalents and marketable securities of $41.2 million and $40.6 million at December 31, 2011 and 2010, respectively.  Marketable securities consisted primarily of high-credit quality corporate and municipal obligations in accordance with our investment policies.  See Cash, Cash Equivalents and Marketable Securities below for more information.

Working capital was $42.3 million and $57.1 million at December 31, 2011 and 2010, respectively. The decrease in working capital is primarily due to the classification of $22.0 million of borrowings under our revolving credit facility as a short-term liability at December 31, 2011. Our credit facility expires on October 31, 2012.  At December 31, 2010, all outstanding borrowings under our revolving credit facility were classified as long-term and, accordingly, were not a part of working capital.

Cash provided by operations was $6.1 million in 2011 compared to $7.9 million in 2010.  Cash provided by operations consists of net earnings, plus non-cash expenses such as depreciation, amortization, deferred income taxes, and changes in balance sheet items such as accounts receivable, inventories, prepaid expenses and payables and higher income tax payments. The decline in 2011 was primarily a result of the increase in inventories to support growth in our surgical products segment and higher income taxes paid.

Capital expenditures totaled $2.0 million in 2011 and $9.1 million in 2010. The 2011 expenditures were primarily for the development of our new ERP system.  The 2010 expenditures were primarily for the construction of our new specialty needle manufacturing facility and, to a lesser extent, the development of our new ERP system.  Construction of our new facility was completed in July 2010.   Looking forward, we expect our rate of 2012 capital expenditures, exclusive of the Core asset acquisition, to be consistent with 2011 levels.

Cash used by financing activities was $3.3 million in both 2011 and 2010.  Cash used for financing activities primarily consisted of principal repayments of our outstanding borrowings, in accordance with the terms of our credit agreement.  The terms of our credit agreement require monthly principal payments of $278,000 through June 1, 2012.

R&D expenses were $1.6 million in 2011 and $1.9 million in 2010. We expect to continue to use cash in 2012 to support growth in the surgical products segment, especially for R&D.  Looking forward, we expect R&D expense levels in 2012 to be similar to the 2011 level.  However, R&D activities can be complex, and expense levels are also dependent upon the discovery of opportunities of which we are not currently aware.  Accordingly, R&D expenses are subject to significant variability form period to period.

On February 17, 2012, we acquired Core Oncology’s prostate brachytherapy customer base.  In addition to the customer base, we also acquired certain packaging technologies.  We did not acquire Core’s facilities, manufacturing equipment or processes, or Core’s employees. The total purchase price is expected to be approximately $7.5 million to $10.5 million. We paid $3.8 million in cash as a prepayment of a portion of the earn-out at closing, and will make six quarterly earn-out payments thereafter, beginning in June 2012.

We may also continue to use cash for increased marketing and support activities in our brachytherapy seed business and in the pursuit of additional diversification efforts such as product development, the purchase of technologies, products, companies, and other strategic initiatives. We believe that current cash, cash equivalents, and investment balances and cash from future operations will be sufficient to meet our current short-term anticipated working capital and capital expenditure requirements. However, continued disruption and instability in the U.S. and global financial markets and worldwide economies may hinder our ability to take advantage of opportunities for long-term growth in our businesses. In the event additional financing becomes necessary, we may choose to raise those funds through other means of financing as appropriate.

Credit Agreement

We have a Credit Agreement with a financial institution which provides for up to $30 million of borrowings under a revolving credit facility (the “Revolver”) and a $10 million term loan (the “Term Loan”).  The Revolver matures on October 31, 2012 with interest payable at the London Interbank Offered Rate (“LIBOR”) plus 2.25%.  Maximum borrowings under the Revolver can be increased to $40 million with the prior approval of the lender under an accordion feature.  As of December 31, 2011, borrowings of $22.0 million and $1.7 million were outstanding under the Revolver and Term Loan, respectively, and letters of credit totaling $946,000, representing decommission funding required by the Georgia Department of Natural Resources, were outstanding under the Credit Agreement. The Term Loan is payable in equal monthly installments of $278,000 plus interest at LIBOR plus 1.75%, through June 1, 2012.  We intend to seek renewal or replacement of this Credit Agreement during 2012. The Credit Agreement is unsecured but provides for a lien to be established on substantially all of our assets upon certain events of default.  The Credit Agreement contains representations and warranties, as well as affirmative, reporting and negative covenants customary for financings of this type.  Among other things, the Credit Agreement restricts the incurrence of certain additional debt and requires the maintenance of certain financial ratios, including a minimum fixed charge coverage ratio, a maximum liabilities to tangible net worth ratio, and the maintenance of minimum liquid assets of $10 million, as all such ratios and terms are defined in the Credit Agreement.  We were in compliance with all covenants, as amended, as of December 31, 2011.

We also have certain interest rate swap agreements to manage our variable interest rate exposure.  We entered into a floating to fixed rate swap with respect to the entire principal amount of the Term Loan, at a fixed interest rate of 3.27%, and a separate floating to fixed rate swap with respect to $6.0 million of the principal amount outstanding under the Revolver, at a fixed interest rate of 4.26%.  Both interest rate swaps expire on June 1, 2012.  Our weighted average effective interest rate at December 31, 2011 was 3.0%.

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

Medicare Developments

Prior to 2010, Medicare provided reimbursement for brachytherapy seeds under the “charges adjusted to costs” methodology, which is based on the actual invoiced cost of the seeds and which we sometimes refer to as a “pass-through” methodology. CMS published a final hospital OPPS on November 20, 2009 with fixed prospective payment rates for brachytherapy seeds.  This fixed OPPS, which we sometimes refer to as “fixed reimbursement”, went in effect on January 1, 2010 and fixes the per seed rate at which Medicare reimburses hospitals for the purchase of seeds.  Under the fixed opps, CMS establishes the fixed per seed rate on an annual basis. We continue to support efforts that urge Congress and CMS to replace this “fixed reimbursement” rule by returning to the “pass-through” reimbursement policies which existed prior to 2010. Fixed reimbursement policies at CMS can be expected to lead to pricing pressure from hospitals and other healthcare providers, and to have an adverse effect on our brachytherapy revenue.  The extent of the effect is impossible for us to predict, especially when fixed reimbursement policies coincide with 1) competition from competing technologies for the treatment of early stage prostate cancer, which enjoy favorable CMS reimbursement rates even though these are less proven technologies and 2) uncertainties regarding the implementation and impact of healthcare reform generally.

In August 2011, the Budget Control Act of 2011 was enacted into law to increase the federal debt ceiling. The law provided for spending cuts of nearly $1 trillion over the next 10 years, including proposed cuts to Medicare providers. The law further created a Congressional committee that was given a deadline of November 23, 2011 to develop recommendations for further reducing the federal deficit by another $1.2 trillion over 10 years. The committee was unable to agree on a plan by the November deadline, and as a result, automatic spending cuts, including a likely 2% cut to Medicare providers, will become effective beginning in 2013. Medicaid is exempted from the automatic cuts.  Any cuts to Medicare reimbursement which affect our products could have a material adverse effect on our business and/or our results of operations.

Other Regulatory Developments

In March 2010, significant reforms to the healthcare system were adopted in the form of the Patient Protection and Affordable Care Act (the “PPACA”). The PPACA includes provisions that, among other things, reduce and/or limit Medicare reimbursement to certain providers, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes. Specifically, the law requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on U.S. sales of most medical devices beginning in 2013.  Regulations implementing the tax have been proposed, but not finalized.  In addition, some members of Congress are working to repeal the tax. While we continue to evaluate the impact of this tax on our overall business, if this tax was applicable to all of our product sales this would have equated to an excise tax of approximately $2 million in 2011. Various healthcare reform proposals have also emerged at the state level. The PPACA and these proposals could reduce medical procedure volumes and impact the demand for our products or the prices at which we sell our products. In addition, the excise tax will increase our cost of doing business. The impact of the PPACA and these proposals could have a material adverse effect on our business and/or results of operations.

On December 19, 2011, CMS published proposed regulations that would implement provisions in PPACA related to disclosure of payments made by manufacturers to physicians and teaching hospitals.  Because we manufacture a number of devices that are covered by the regulations, all payments that we make to physicians and teaching hospitals would be subject to this reporting requirement even if the payment relates to a device that is not considered a covered device.   CMS has accepted public comments on the proposed regulations and will publish final regulations at some point in the future.  The tracking and reporting of these payments could have an adverse impact on our business and/or results of operations and on our relationships with customers and potential customers.

Forward Looking and Cautionary Statements

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding sales, expected impact of the acquisition of Core’s prostate brachytherapy customers, marketing and distribution efforts, ordering patterns of customers and our ability to fill our backlog, our expectation regarding changes in product mix and sales channels, with sales through OEM channels generally carrying a relatively lower gross profit margin and sales through distributor channels generally carrying a somewhat higher gross profit margin, effects of healthcare reform, third-party reimbursement, CMS policy, sales mix, effectiveness and continuation of non-exclusive distribution agreements, anticipated growth in the surgical products business segment, the increasing scale of our surgical products business, future cost of sales and gross margins, R&D efforts and expenses, investment in additional personnel, infrastructure and capital assets, implementation of a new ERP system, future SG&A expenses, potential new products and opportunities, future results in general, plans and strategies for continuing diversification, valuation of marketable securities and cash equivalents we may hold, and the sufficiency of our liquidity and capital resources.

Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the following factors. You should not consider this list to be a complete statement of all potential risks and uncertainties:

●	changes in the U.S. healthcare industry and regulatory environment;
●	competition;
●	ability to successfully retain acquired customers;
●	new product development cycles;
●	development and growth of new applications within our markets;
●	changes in FDA regulatory approval processes;
●	effectiveness and execution of marketing and sales programs, including those of our distributors;
●	changes in third-party reimbursement, including CMS and private payors;
●	potential changes in product pricing;
●	changes in costs and availability of materials and other operating costs;
●	continued acceptance of our products in the marketplace;
●	changes in demand for products;
●	our ability to meet customer demands and/or the need to incur additional costs and inefficiencies to meet such demand;
●	a reduction in the number of procedures utilizing our devices caused by cost containment pressures, alternative therapies, or by other reasons;
●	our ability to successfully identify, consummate and integrate strategic acquisitions or otherwise capitalize on opportunities for growth;
●	increased costs or product delays required to comply with existing and changing regulations applicable to our businesses, operations and products;
●	effectiveness of implementation of our new ERP system;
●	ability to realize our estimate of fair value upon sale or liquidation of cash, cash equivalents and marketable securities that we may hold;
●	retention of key employees;
●	damage to one or more of our facilities;
●	volatility in U.S. and global financial markets;
●	substantial defaults in payments or a material reduction in purchases by, or loss of, a large customer;
●	changes in circumstances that could impair our intangible assets;
●	new or revised tax legislation or challenges to our tax positions;
●	changes in accounting principles generally accepted in the United States of America;
●	general economic conditions, including changes in the financial markets that may affect the availability and cost of credit to us, our customers or our suppliers; and
●	the other factors set forth or incorporated by reference under “Risk Factors”.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued an accounting standards update that eliminates the current option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity.  Under this statement, we can elect to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This statement will be effective for us in our first quarter 2012 Form 10-Q and will be applied retrospectively to all prior periods presented.

Quarterly Results

The following table sets forth certain statement of earnings data for each of the last eight quarters. This unaudited quarterly information has been prepared on the same basis as the annual audited information presented elsewhere in this Form 10-K, reflects all adjustments (consisting only of normal, recurring adjustments) which are, in our opinion, necessary for a fair presentation of the information for the periods covered and should be read in conjunction with the consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period. Quarterly data presented may not reconcile to totals for full year results due to rounding.

	2011				2010
	First Qtr	Second Qtr	Third Qtr	Fourth Qtr	First Qtr	Second Qtr	Third Qtr	Fourth Qtr
	(Amounts in thousands, except per share data)

Total revenue	$20,253	$21,536	$21,062	$19,879	$20,318	$20,777	$20,412	$20,677
Cost of sales	12,286	12,828	12,293	12,666	12,471	11,953	11,919	12,812
Gross profit	7,967	8,708	8,769	7,213	7,847	8,824	8,493	7,865
Selling, general and administrative	5,847	5,546	5,651	5,641	5,904	6,118	5,889	6,102
Amortization of purchased intangibles	698	698	698	699	846	805	728	698
Research and development	535	460	380	274	440	414	529	559
Loss on sale of assets	1	1	2	30	—	39	72	—
Other income (expense)	(136)	(141)	(126)	(127)	(287)	(161)	(230)	95
Earnings before income taxes	750	1,862	1,912	442	370	1,287	1,045	601
Income tax expense	292	677	771	162	226	505	274	228
Net earnings	$458	$1,185	$1,141	$280	$144	$782	$771	$373

Earnings per share:
Basic	$0.01	$0.04	$0.03	$0.01	$0.00	$0.02	$0.02	$0.01
Diluted	$0.01	$0.04	$0.03	$0.01	$0.00	$0.02	$0.02	$0.01
Weighted average shares outstanding:
Basic	33,338	33,418	33,442	33,455	33,213	33,266	33,276	33,280
Diluted	33,645	33,753	33,727	33,793	33,362	33,374	33,407	33,508

Inflation

We do not believe that the relatively moderate levels of inflation, which have been experienced in the United States in recent years, have had a significant effect on our results of operations.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

We have exposure to market risk as a result of changing interest rates on a portion of our borrowings under our Credit Agreement.  We have outstanding borrowings of $1.7 million under our Credit Agreement in the form of a Term Loan that is payable in equal monthly installments of approximately $278,000 plus interest through June 1, 2012.  Interest is payable at LIBOR plus 1.75%.  We have entered into a floating to fixed rate swap agreement that expires June 1, 2012 with respect to the outstanding amount of the Term Loan at a fixed interest rate of 3.27%.  We also have outstanding borrowings of $22 million under the Revolver component of our Credit Agreement.  The Revolver matures in October 2012. Interest on outstanding borrowings under the Revolver is payable at LIBOR plus 2.25%. We entered into a separate floating to fixed rate swap that expires June 1, 2012 with respect to $6 million of the principal amount outstanding under the Revolver at a fixed interest rate of 4.26%.   Accordingly, we are exposed to changes in interest rates on outstanding borrowings in excess of $6 million under our Revolver.  A hypothetical 1% change in the interest rate applicable to the borrowings in excess of $6 million would result in an increase or decrease in interest expense of $160,000 per year before income taxes, assuming the same level of borrowings.

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

Our Credit Agreement expires on October 31, 2012.  Continued disruption in U.S. and global markets could adversely affect our ability to renew or replace this Credit Agreement, and any new or replacement agreement may not be as favorable as the current Credit Agreement.  The negative impact of recent and continuing adverse changes in the economy and credit markets generally or our inability to obtain financing on favorable terms, if at all, may have a material adverse effect on our results of operations and business.

Item 8. Financial Statements and Supplementary Data

See index to Financial Statements (Page F-1) and following pages.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011, the end of the period covered by this annual report.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that assessment, we believe that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting

During 2011, we have continued development of a corporate-wide Enterprise Resource Planning (“ERP”) system.  Our new ERP system is expected to standardize and automate business processes, to improve operational and financial performance, and to enhance internal controls.  We implemented our new ERP system at one of our four primary locations during the first quarter of 2011. The implementation of our new ERP system at this location has resulted in changes to our business processes and internal controls over financial reporting.

No changes in our internal control over financial reporting were identified as having occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Further changes in our internal control over financial reporting are expected as we complete the implementation of our new ERP system at our remaining location.

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

Our Chief Executive Officer is required to certify to the New York Stock Exchange each year that she was not aware of any violation by us of the Exchange’s corporate governance listing standards. Our Chief Executive Officer made her annual certification to that effect to the New York Stock Exchange on June 1, 2011. This report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 and Section 302 of the Sarbanes-Oxley Act of 2002.

Item 11. Executive Compensation*

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*

Item 13. Certain Relationships and Related Transactions, Director Independence*

Item 14. Principal Accounting Fees and Services*

*           Except as set forth above, the information called for by Items 10, 11, 12, 13 and 14 is omitted from this Report and is incorporated by reference to the definitive Proxy Statement to be filed by us not later than 120 days after December 31, 2011, the close of our fiscal year.

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

3.1	Certificate of Incorporation as amended through July 29, 1998 (incorporated by reference to Exhibit 3.1 of the Company’s report on Form 10-Q for the quarterly period ended June 30, 1998)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 14, 2011)

4.1	See Exhibits 3.1 - 3.2 for provisions in the Company’s Certificate of Incorporation and By-Laws defining the rights of holders of the Company’s Common Stock

4.2	See Exhibit 10.19

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

10.4A
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
Amendment to Employment Agreement dated December 31, 2008, between Theragenics Corporation and M. Christine Jacobs* (incorporated by reference to Exhibit 10.11C of the Company’s report on Form 10-K for the year ended December 31, 2008)

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

10.9F
Amendment to Employment Agreement dated December 31, 2008, between Theragenics Corporation and Bruce W. Smith* (incorporated by reference to Exhibit 10.12F of the Company’s report on Form 10-K for the year ended December 31, 2008)

10.10	Forms of Option Award for grants prior to 2007* (incorporated by reference to Exhibit 10.22 of the Company’s report on Form 10-K for the year ended December 31, 2004)

10.11	Advisor to the Chief Executive Officer Agreement dated February 3, 2011 with John Herndon* (incorporated by reference to Exhibit 10.12 of the Company’s Form 10-K for the year ended December 31, 2010)

10.12	Form of Directors and Officers Indemnification Agreement* (incorporated by reference to Exhibit 10.28 of the Company’s report on Form 10-K for the year ended December 31, 2003)

10.13	Form of Restricted Stock Agreement for directors as of May 2005* (incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the quarterly period ended July 3, 2005)

10.14
Employment Agreement between the Company and Francis J. Tarallo dated August 10, 2005* (incorporated by reference to Exhibit 10.5 of the Company’s report on Form 10-Q for the quarterly period ended July 3, 2005)

10.14A
Amendment to Employment Agreement dated December 31, 2008, between Theragenics Corporation and Francis J. Tarallo* (incorporated by reference to Exhibit 10.20A of the Company’s Form 10-K for the year ended December 31, 2008)

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

10.21	Theragenics Corporation Incentive Stock Option Award for 2008-2011 grants* (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated February 25, 2008)

10.22
Restricted Stock Award for 2008-2011 grants, pursuant to the Theragenics Corporation 2006 Stock Incentive Plan* (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated February 25, 2008)

10.23	Theragenics Corporation 2008 Long-Term Cash Incentive Plan* (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated February 25, 2008)

10.24	Employment Agreement between NeedleTech Products, Inc. and Ronald Routhier, dated as of July 28, 2008* (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 31, 2008).

10.24A
Amendment to Employment Agreement dated December 31, 2008, between NeedleTech Products, Inc. and Ronald Routhier* (incorporated by reference to Exhibit 10.36A of the Company’s Form 10-K for the year ended December 31, 2008)

10.25	Employment Agreement between NeedleTech Products, Inc. and Russell Small, dated as of July 28, 2008* (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on July 31, 2008)

10.25A
 Amendment to Employment Agreement dated December 31, 2008, between NeedleTech Products, Inc. and Russell Small* (incorporated by reference to Exhibit 10.37A of the Company’s Form 10-K for the year ended December 31, 2008)

10.26	Employment Agreement between CP Medical Corporation and Janet Zeman dated August 6, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 6, 2008)

10.26A
 Amendment to Employment Agreement dated December 31, 2008, between CP Medical Corporation and Janet Zeman* (incorporated by reference to Exhibit 10.38 of the Company’s Form 10-K for the year ended December 31, 2008)

10.27	Theragenics Corporation 2009 Long-Term Cash Incentive Plan* (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated March 4, 2009)

10.28
Employment Agreement between Theragenics Corporation and Joseph Plante, dated as of January 6, 2011* (incorporated by reference to Exhibit 10.31 of the Company’s Form 10-K for the year ended December 31, 2010)

10.29	Theragenics Corporation Cash Incentive Plan* (incorporated by reference to Exhibit 10.31 of the Company’s Form 10-K for the year ended December 31, 2009)

10.30	Theragenics Corporation 2012 Omnibus Incentive Plan* (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated March 1, 2012)

23.1	Consent of Dixon Hughes Goodman LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive Data Files providing financial information from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 in XBRL (eXtensible Business Reporting Language).  Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERAGENICS CORPORATION
(Registrant)

	By:	/s/ M. Christine Jacobs
M. Christine Jacobs
Chief Executive Officer
Dated: March 6, 2012
Buford, Georgia

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ M. Christine Jacobs	Chief Executive Officer	3/6/12
M. Christine Jacobs	(Principal Executive Officer)
President and Chairman

/s/ Francis J. Tarallo	Chief Financial Officer (Principal Financial	3/6/12
Francis J. Tarallo	and Accounting Officer) and Treasurer

/s/ Kathleen A. Dahlberg	Director	3/6/12
Kathleen A. Dahlberg

/s/ K. Wyatt Engwall	Director	3/6/12
K. Wyatt Engwall

/s/ John V. Herndon	Director	3/6/12
John V. Herndon

/s/ C. David Moody, Jr.	Director	3/6/12
C. David Moody, Jr.

/s/ Peter A.A. Saunders	Director	3/6/12
Peter A. A. Saunders

THERAGENICS CORPORATION®

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Theragenics Corporation

We have audited the accompanying consolidated balance sheets of Theragenics Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The Company was not required to have, nor were we engaged to perform, an examination of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, included in Management’s Report on Internal Control over Financial Reporting, referred to in Item 9A of the Company’s Annual report on Form 10-K, and, accordingly, we do not express an opinion thereon.

/s/ DIXON HUGHES GOODMAN LLP

Atlanta, Georgia
March 6, 2012

Theragenics Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
AND COMPREHENSIVE EARNINGS

 Year ended December 31,

(Amounts in thousands, except per share data)

	2011	2010	2009
Revenue
Product sales	$80,454	$80,683	$77,151
License and fee income	2,276	1,501	1,175
	82,730	82,184	78,326
Cost of sales	50,073	49,155	44,953
Gross profit	32,657	33,029	33,373

Operating expenses
Selling, general and administrative	22,685	24,013	22,020
Amortization of purchased intangibles	2,793	3,077	3,441
Research and development	1,649	1,942	2,160
Loss on sale of equipment	34	111	3
	27,161	29,143	27,624

Earnings from operations	5,496	3,886	5,749

Other income (expense)
Interest income	162	99	25
Interest expense	(697)	(976)	(865)
Other, net	5	294	3
	(530)	(583)	(837)

Earnings before income taxes	4,966	3,303	4,912

Income tax expense	1,902	1,233	1,837

NET EARNINGS	$3,064	$2,070	$3,075

NET EARNINGS PER SHARE
Basic	$0.09	0.06	$0.09
Diluted	$0.09	0.06	$0.09

WEIGHTED AVERAGE SHARES
Basic	33,414	33,259	33,145
Diluted	33,820	33,485	33,269

COMPREHENSIVE EARNINGS
Net earnings	$3,064	2,070	3,075
Other comprehensive earnings (loss), net of taxes
Reclassification adjustment for (gain) loss included in net earnings	(2)	1	—
Unrealized (loss) gain on securities arising during the year	(26)	11	—
Total other comprehensive (loss) earnings	(28)	12	—
Total comprehensive earnings	$3,036	2,082	3,075

The accompanying notes are an integral part of these consolidated financial statements.

Theragenics Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31,

(Amounts in thousands, except per share data)

	2011	2010

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$29,553	$29,674
Marketable securities	11,625	10,949
Trade accounts receivable, less allowance of $2,757 in 2011 and $2,413 in 2010	11,375	9,567
Inventories	15,771	13,116
Deferred income tax asset	2,028	1,843
Refundable income taxes	401	—
Prepaid expenses and other current assets	985	917
Total current assets	71,738	66,066

Property and equipment, net	34,519	36,722
Intangible assets, net	9,459	12,319
Other assets	102	80

Total assets	$115,818	$115,187

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,816	$1,887
Accrued salaries, wages and payroll taxes	2,861	2,340
Short-term borrowings	23,667	3,333
Other current liabilities	1,104	1,408
Total current liabilities	29,448	8,968

Long-term borrowings	—	23,667
Deferred income taxes	1,043	1,213
Asset retirement obligations	807	749
Other long-term liabilities	398	311
Total liabilities	31,696	34,908

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock - authorized 100,000 shares of $.01 par value; issued and outstanding, 33,991 in 2011 and 33,651 in 2010	340	336
Additional paid-in capital	74,705	73,902
Retained earnings	9,093	6,029
Accumulated other comprehensive gain (loss)	(16)	12
Total shareholders’ equity	84,122	80,279

Total liabilities and shareholders’ equity	$115,818	$115,187

The accompanying notes are an integral part of these consolidated financial statements.

Theragenics Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three years ended December 31, 2011

(Amounts in thousands, except per share data)

	Common Stock
	Number of Shares	Par value $0.01	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance, December 31, 2008	33,243	$332	$72,894	$884	$—	$74,110

Issuance of restricted shares	166	2	(2)	—	—	—

Restricted shares retired and forfeited	(64)	(1)	(7)	—	—	(8)

Issuance of common stock upon vesting of restricted units	64	1	(1)	—	—	—

Employee stock purchase plan	26	—	26	—	—	26

Share-based compensation	—	—	450	—	—	450

Net earnings for the year	—	—	—	3,075	—	3,075

Balance, December 31, 2009	33,435	$334	$73,360	$3,959	$—	$77,653

Issuance of restricted shares	205	2	(2)	—	—	—

Employee stock purchase plan	11	—	11	—	—	11

Share-based compensation	—	—	533	—	—	533

Other comprehensive income	—	—	—	—	12	12

Net earnings for the year	—	—	—	2,070	—	2,070

Balance, December 31, 2010	33,651	$336	$73,902	$6,029	$12	$80,279

Issuance of restricted shares	298	3	(3)	—	—	—

Restricted shares retired	(8)	—	(14)	—	—	(14)

Employee stock purchase plan	50	1	61	—	—	62

Share-based compensation	—	—	759	—	—	759

Other comprehensive loss	—	—	—	—	(28)	(28)

Net earnings for the year	—	—	—	3,064	—	3,064

Balance, December 31, 2011	33,991	$340	$74,705	$9,093	$(16)	$84,122

The accompanying notes are an integral part of these consolidated statements.

 Theragenics Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,

(Amounts in thousands)

	2011	2010	2009
Cash flows from operating activities:
Net earnings	$3,064	2,070	$3,075
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,225	7,207	6,927
Deferred income taxes	(338)	(907)	421
Share-based compensation	759	533	450
Provision for allowances	396	1,959	(82)
(Gain) loss on marketable securities	(2)	1	2
Decommissioning retirement liability	58	53	50
Loss on sale of equipment	34	111	3
Changes in assets and liabilities:
Accounts receivable	(2,156)	(2,628)	(462)
Inventories	(2,703)	(1,379)	108
Refundable income taxes	(401)	645	859
Prepaid expenses and other current assets	(68)	(60)	272
Other assets	(22)	6	(7)
Trade accounts payable	(28)	(1)	408
Accrued salaries, wages and payroll taxes	521	37	335
Income taxes payable	(8)	8	(209)
Other current liabilities	(328)	342	(838)
Other	87	(111)	275

Net cash provided by operating activities	6,090	7,886	11,587

Cash flows from investing activities:
Purchases and construction of property and equipment	(2,026)	(9,065)	(4,980)
Proceeds from sale of equipment	36	7	—
Purchases of marketable securities	(10,879)	(14,927)	—
Maturities of marketable securities	9,575	3,095	500
Proceeds from sales of marketable securities	368	674	1,005

Net cash used in investing activities	(2,926)	(20,216)	(3,475)

Theragenics Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

Year ended December 31,

(Amounts in thousands)

	2011	2010	2009
Cash flows from financing activities:
Repayment of borrowings	(3,333)	(3,333)	(1,667)
Loan fees on refinancing of credit facility	—	—	(225)
Retirement of common stock	(14)	—	(8)
Proceeds from stock purchase plan	62	11	26

Net cash used by financing activities	(3,285)	(3,322)	(1,874)

Net (decrease) increase in cash and cash equivalents	(121)	(15,652)	6,238

Cash and cash equivalents at beginning of year	29,674	45,326	39,088

Cash and cash equivalents at end of year	$29,553	$29,674	$45,326

Supplementary Cash Flow Disclosure

Interest paid	$806	$920	$842
Income taxes paid	$2,650	$1,486	$766

Non-cash investing and financing activities:

Liability for property and equipment acquired	$32	$43	$433

The accompanying notes are an integral part of these consolidated statements.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

The terms “Company”, “we”, “us”, or “our” mean Theragenics Corporation and all entities included in our consolidated financial statements.

We are a medical device company serving the surgical products and cancer treatment markets, operating in two business segments. Our surgical products business consists of wound closure, vascular access, and specialty needle products.  Wound closure includes sutures, needles, and other surgical products.  Vascular access includes introducers, guidewires, and related products.  Specialty needles include coaxial, biopsy, spinal and disposable Veress needles, access trocars, and other needle based products.  Our surgical products segment serves a number of markets and applications, including among other areas, interventional cardiology, interventional radiology, vascular surgery, orthopedics, plastic surgery, dental surgery, urology, veterinary medicine, pain management, endoscopy, and spinal surgery. Our brachytherapy seed business manufactures, markets, and distributes “seeds” used primarily in the minimally invasive treatment of localized prostate cancer. Our brachytherapy product line includes our palladium-103 TheraSeed® device, the iodine-125 based device I-Seed, and other related products and services, all of which are used primarily in the minimally invasive treatment of localized prostate cancer.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1. Consolidation

These consolidated financial statements include the accounts of Theragenics Corporation and our wholly owned subsidiaries.  We have no unconsolidated entities and no special purpose entities.  All significant intercompany accounts and transactions have been eliminated in consolidation.

2. Use of Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of the financial statements. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current conditions and various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

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

8. Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method or weighted average cost method, which approximates FIFO. Market is replacement cost or net realizable value. We estimate reserves for inventory obsolescence based on our judgment of future realization.  Inventories consist of the following (in thousands):

	December 31,
	2011	2010

Raw materials	$7,756	$5,709
Work in progress	3,724	2,423
Finished goods	3,988	4,625
Spare parts and supplies	920	928
	16,388	13,685
Allowance for obsolete inventory	(617)	(569)
Inventories, net	$15,771	$13,116

9. Property, Equipment, and Depreciation

Property and equipment are recorded at historical cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives on a straight-line basis.  Leasehold improvements are amortized over the useful life of the asset or the lease term, whichever is shorter. Estimated service lives are 30 years for buildings and improvements, and 3 to 15 years for machinery, equipment, furniture, and land improvements. Expenditures for repairs and maintenance not considered to substantially lengthen the life of the asset or increase capacity or efficiency are charged to expense as incurred.

10. Impairment of Long-Lived Assets

We evaluate long-lived assets, including property and equipment and finite lived intangible assets whenever events or changes in conditions may indicate that the carrying value may not be recoverable. Factors that we consider important that could initiate an impairment review include the following:
●	Significant or recurring operating losses;
●	Significant adverse change in legal factors or in the business climate;
●	Significant declines in demand for a product produced by an asset capable of producing only that product;
●	Assets that are idled or held for sale; and
●	Assets that are likely to be divested.

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

No impairment charges related to long-lived assets subject to depreciation and amortization were recorded in any of the three years in the period ended December 31, 2011.

11. Intangible Assets

Our intangible assets are determined to have finite lives and are amortized over their useful lives using a method that is expected to reflect the pattern of its economic benefit. When a pattern of economic benefit cannot be determined, or if the straight-line method results in greater amortization, then the straight-line method is used. To date, all finite lived intangible assets have been amortized using the straight-line method.

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

We review all of our tax positions, and the tax benefits of uncertain tax positions are recognized only if it is more likely than not that we will be able to sustain a position taken on an income tax return. We have concluded that there were no significant uncertain tax positions as of December 31, 2011 and 2010. Our policy is to recognize accrued interest expense and penalties associated with uncertain tax positions as a component of income tax expense.

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

14. Earnings Per Share

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

17. Advertising

Advertising costs are expensed as incurred and totaled approximately $504,000, $799,000 and $1,365,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

18. Software Capitalization

Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of five to seven years. Capitalized software costs are included in machinery and equipment. We capitalize certain costs associated with internal-use software, such as the payroll costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internal-use software are expensed during the design phase until the point at which the project has reached the application development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized costs related to internally used software, including payroll costs and external direct costs, totaled approximately $1.3 million, $1.5 million, and $1.4 million for the years ended December 31, 2011,  2010, and 2009, respectively.

19. Recently Issued Accounting Standard

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

20. Reclassifications

We reclassified certain prior year amounts to conform to the current year presentation.  These reclassifications did not affect the total consolidated amounts previously reported.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE C – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows (in thousands):

	December 31,
	2011	2010
Buildings and improvements	$29,251	$29,230
Machinery and equipment	48,170	45,842
Office furniture and equipment	1,251	1,209
Land improvements	992	992
	79,664	77,273
Less accumulated depreciation	47,837	43,770
	31,827	33,503
Land	1,368	1,373
Construction in progress	1,324	1,846

Property and equipment, net	$34,519	$36,722

Construction in progress consists primarily of costs capitalized for the development of enterprise resource planning software for our internal use. Depreciation expense related to property and equipment charged to operations was approximately $4,148,000, $3,834,000 and $3,446,000 for 2011, 2010 and 2009, respectively. We capitalized $39,000, $113,000, and $37,000 of interest expense in 2011, 2010, and 2009, respectively, during the construction of our major capital projects.

NOTE D – FINANCIAL INSTRUMENTS

Interest Rate Swaps

We are exposed to certain risks relating to our ongoing business operations. Since 2009 we have managed our interest rate risk using interest rate swaps associated with outstanding borrowings under our Credit Agreement as our interest rates are floating rates based on LIBOR.  Our interest rate swaps are intended to convert a portion of our floating rate debt to a fixed rate.  We do not use interest rate swap agreements for speculative or trading purposes, and we hold no other derivative financial instruments other than interest rate swaps.  Our interest rate swaps are recorded as either assets or liabilities at fair value on our consolidated balance sheet.  We enter into interest rate swaps that are designed to hedge our interest rate risk but are not designated as “hedging instruments”, as defined under guidance issued by the FASB.  Changes in the fair value of these instruments are recognized as adjustments to interest expense in our consolidated statements of earnings.  The counterparty to our interest rate swaps is the lender under our Credit Agreement.  Accordingly, we are exposed to counterparty credit risk from this financial institution. We entered into interest rate swaps based on the relationship with this financial institution as our lender and on their credit rating and the rating of their parent company. We continue to monitor our counterparty credit risk.

A roll forward of the notional value of our interest rate swaps for the two years ended December 31, 2011 is as follows (in thousands):

Balance, December 31, 2009	$14,333
Matured contracts	(3,333)
Balance, December 31, 2010	$11,000
Matured contracts	(3,333)
Balance, December 31, 2011	$7,667

The location and fair value of our derivative financial instruments not designated as hedging instruments in our consolidated balance sheets were as follows (in thousands):
			December 31,
Type	Maturity	Balance Sheet Location	2011	2010
Interest rate swaps	June 2012	Other current liabilities	$57	—
Interest rate swaps	June 2012	Other long-term liabilities	$—	$187

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table includes information about gains and losses recognized on our derivative financial instruments not designated as hedging instruments in our consolidated statements of earnings (in thousands):

				Location of
	Year Ended December 31,			(Gain) Loss
				Recognized in
	2011	2010	2009	Income
Periodic settlements	$145	$192	$112	Interest expense
Change in fair value	$(130)	$107	$80	Interest expense

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

Available-for-sale securities consisted of the following (in thousands):

	December 31,
	2011			2010
	Amortized Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value
US Treasury and other US government securities	$4,308	$6	$4,314	$4,373	$4	$4,377
State and municipal securities	689	4	693	1,014	(3)	1,011
Corporate and other securities	6,654	(36)	6,618	5,542	19	5,561
Total	$11,651	$(26)	$11,625	$10,929	$20	$10,949

The estimated fair value of marketable securities by contractual maturity at December 31, 2011 is as follows (in thousands):

Due in one year or less	$6,218
Due after one year through five years	5,407
Total	$11,625

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

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

•
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

We had the following assets (liabilities) measured at fair value on a recurring basis:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2011
Money market funds	$8,483	$—	$—	$8,483
Marketable securities	11,625	—	—	11,625
Total assets	$20,108	$—	$—	$20,108

Interest rate swaps	$—	$(57)	$—	$(57)

December 31, 2010
Money market funds	$8,053	$—	$—	$8,053
Marketable securities	10,949	—	—	10,949
Total assets	$19,002	$—	$—	$19,002

Interest rate swaps	$—	$(187)	$—	$(187)

Our interest rate swaps are contracts with our financial institution and are not contracts that can be traded in a ready market.   We estimate the fair value of our interest rate swaps based on, among other things, discounted cash flows based upon current market expectations about future amounts, yield curves, and mid-market pricing.  Accordingly, we classify our interest rate swap agreements as Level 2.  Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ from the values that would have been used had a ready market for our interest rate swaps existed.

Financial Instruments Not Measured at Fair Value

Our financial instruments not measured at fair value consist of cash and cash equivalents, accounts receivable, and accounts payable, the carrying value of each approximating fair value due to the nature of these accounts. Our financial instruments not measured at fair value also include borrowings under our Credit Agreement.  We estimate the fair value of outstanding borrowings under our Credit Agreement based on the current market rates applicable to borrowers with credit profiles similar to us.  We estimate that the carrying value of our borrowings approximates fair value at December 31, 2011.

Other Fair Value Measurements

There were no nonfinancial assets or nonfinancial liabilities measured at fair value at December 31, 2011 or 2010.

Concentrations

We are potentially subject to financial instrument concentration of credit risk through our cash and cash equivalents, marketable securities and trade accounts receivable. To mitigate these risks, we have policies, which require minimum credit ratings, and restrict the amount of credit exposure with any one counterparty for short-term investments and marketable securities.  We maintain our cash and cash equivalents with a limited number of financial institutions. We periodically evaluate the credit standing of these financial institutions. Trade accounts receivable are subject to risks related to the medical device industry generally, and the wound closure, vascular access, specialty needle and prostate cancer treatment markets specifically. These industries are in turn largely dependent upon the health care market generally, which can be affected by, among other things, innovation and advances in treatments and procedures, insurance and government reimbursement policies, preferences of physicians and other health care providers, demographics and patient requirements, and government regulation. The significant portion of our trade accounts receivable is with customers based in the United States. We have certain customers which comprise ten percent or more of our trade accounts receivable and net revenue. See Note N.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE E - INTANGIBLE ASSETS

Intangible assets include the following (in thousands):

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accum Amort	Net Book Value	Gross Carrying Amount	Accum Amort	Net Book Value	Weighted Average Life

Customer relationships	$16,268	10,019	6,249	$16,268	7,854	8,414	8 years
Tradenames	3,240	972	2,268	3,240	648	2,592	10 years
Non-compete agreements	3,543	3,244	299	3,543	3,056	487	5 years
Developed technology	1,260	691	569	1,260	576	684	12 years
Loan fees and other	260	186	74	260	118	142	5 years
	$24,571	15,112	9,459	$24,571	12,252	12,319

At December 31, 2011, the weighted average life of intangible assets subject to amortization was 8 years.

As of December 31, 2011, future approximate aggregate amortization expense for intangible assets subject to amortization is as follows (in thousands):

Year Ending December 31,
2012	$2,815
2013	2,664
2014	1,672
2015	1,029
2016	390
Beyond	889
$9,459

NOTE F - ASSET RETIREMENT OBLIGATIONS

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

The following summarizes activity in our asset retirement obligation liability (in thousands):

	Year ended
	2011	2010
Asset retirement obligation at beginning of period	$749	$696
Accretion expense	58	53
Asset retirement obligation at end of period	$807	$749

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE G - CREDIT AGREEMENT

In May 2009, we executed an Amended and Restated Credit Agreement (the “Credit Agreement”) with a financial institution.  The Credit Agreement provides for up to $30 million of borrowings under a revolving credit facility (the “Revolver”) and a $10 million term loan (the “Term Loan”).  The Revolver matures on October 31, 2012 with interest payable at the London Interbank Offered Rate (“LIBOR”) plus 2.25%.  Maximum borrowings under the Revolver can be increased to $40 million with the prior approval of the financial institution under an accordion feature.  The Revolver also provides for a $5 million sub-limit for trade and stand-by letters of credit. Letters of credit totaling $946,000, representing decommission funding required by the Georgia Department of Natural Resources, were outstanding under the Credit Agreement as of December 31, 2011. The Term Loan is payable in thirty-six equal monthly installments of principal plus interest at LIBOR plus 1.75%, commencing July 1, 2009 through June 1, 2012.  The Credit Agreement is unsecured, but provides for a lien to be established on substantially all of our assets upon certain events of default.  The Credit Agreement contains representations and warranties, as well as affirmative, reporting and negative covenants customary for financings of this type.  Among other things, the Credit Agreement restricts the incurrence of certain additional debt and certain capital expenditures, and requires the maintenance of certain financial ratios, including a minimum fixed charge coverage ratio, a maximum liabilities to tangible net worth ratio, and the maintenance of minimum liquid assets of $10 million, as all such ratios and terms are defined in the Credit Agreement.  We were in compliance with all covenants, as amended, as of December 31, 2011.

In May 2009, we also entered into certain interest rate swap agreements to manage our variable interest rate exposure.  We entered into a floating to fixed rate swap with respect to the outstanding principal amount of the Term Loan, at a fixed interest rate of 3.27%, and a separate floating to fixed rate swap with respect to $6 million of the principal amount outstanding under the Revolver, at a fixed interest rate of 4.26%.  Both interest rate swaps expire on June 1, 2012.  Our weighted average effective interest rate at December 31, 2011 was 3.0%.

NOTE H - INCOME TAXES

The income tax provision consisted of the following (in thousands):

	Year ended December 31,
	2011	2010	2009
Current
Federal	$1,965	$1,901	$1,276
State	275	239	140
	2,240	2,140	1,416
Deferred
Federal	(299)	(691)	340
State	(213)	(234)	152
Change in allowance	174	18	(71)
	(338)	(907)	421
Income tax expense	$1,902	$1,233	$1,837

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Our temporary differences are summarized as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Goodwill and intangible assets	$1,669	$1,251
Inventories	451	408
Non-deductible accruals and allowances	1,428	1,185
Net operating loss carryforwards	180	209
Asset retirement obligation	299	276
Share-based compensation	207	143
Tax credit carryforwards	205	140
Capital loss carryforwards	121	136
Other	76	192
Gross deferred tax assets	4,636	3,940
Deferred tax liabilities:
Property and equipment	(3,311)	(3,137)
Other	—	(7)
Gross deferred tax liabilities	(3,311)	(3,144)

Valuation allowance	(340)	(166)

Net deferred tax asset	$985	$630

The net deferred tax asset is classified in our accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2011	2010
Current deferred tax asset	$2,028	$1,843
Long-term deferred tax liability	(1,043)	(1,213)
Net deferred tax asset (liability)	$985	$630

Activity in the valuation allowance for deferred tax assets is as follows (amounts in thousands):

	Year ended December 31,
	2011	2010	2009
Valuation allowance, beginning of period	$166	148	$219
Increase in allowance	174	18	—
Release of allowance	—	—	(71)
Valuation allowance, end of period	$340	166	$148

We periodically evaluate the recoverability of the deferred tax assets and recognize the tax benefit only if reassessment demonstrates that they are realizable. At such time, if it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance is adjusted. The remaining allowance at December 31, 2011 relates primarily to certain capital loss carryforwards and certain state net operating loss carryforwards for which we believe it is more likely than not that the benefit will not be realized.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

A reconciliation of the statutory federal income tax rate and our effective tax rate follows:

	Year ended December 31,
	2011	2010	2009
Tax expense at applicable federal rates	34.0%	34.0%	34.0%
State tax, net of federal tax effect	2.6	2.8	2.9
Non-deductible share-based compensation	2.2	3.0	3.0
Non-deductible lobbying expenses	.3	1.1	1.7
Non-deductible compensation (162m)	2.3	2.4	—
Valuation allowance	3.5	—	—
Domestic production deduction	(4.2)	(5.0)	(1.8)
Federal tax credits	(1.1)	(2.0)	(2.2)
State investment tax credit	(2.0)	(1.4)	—
Other	.7	2.4	(0.2)
Effective tax expense	38.3%	37.3%	37.4%

Substantially all our state net operating loss carryforwards expire in 2025.

We account for investment tax credits under the flow-though method, which results in the recognition of the credit as a reduction of income taxes in the year in which the credit arises. We have state investment tax credit carryforwards of $205,000, which expires in 2020.

We have evaluated our tax positions for the tax years ended December 31, 2008, 2009 and 2010, the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2011. With few exceptions, we are no longer subject to U.S. federal, state and local, or income tax examinations by tax authorities for years prior to 2008. We have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements.

NOTE I - COMMITMENTS AND CONTINGENCIES

Licensing Agreements

We hold a worldwide exclusive license from the University of Missouri for the use of technology patented by the University used in our TheraSphere® product. Royalties to the University of Missouri are no longer due from us under this licensing agreement.  We do reimburse the University for certain administrative fees associated with the patents related to the technology.

We have granted certain of our geographical rights under the licensing agreement with the University of Missouri to Nordion Inc., a Canadian company that is a producer, marketer and supplier of radioisotope products and related equipment. Under the Nordion agreement, we are entitled to licensing fees for each geographic area in which Nordion receives new drug approval. We are also entitled to a percentage of revenues earned by Nordion as royalties under the agreement. Royalties from this agreement are recorded as license and fee income in the accompanying consolidated statements of earnings.

In May 2008, we entered into an exclusive license agreement for the rights to certain intellectual property related to an expandable brachytherapy delivery system developed by us. The term of the agreement is through the expiration of the last of the patents licensed under the agreement, which is currently July 2025. The term may be altered if such patents are found to be invalid. The agreement provides for a minimal non-refundable initial license fee and non-refundable continuing royalties based upon sales subject to certain minimums. Royalties from this agreement are recorded as license and fee income in the accompanying consolidated statements of earnings. Minimum annual royalties are based on the contract year, which ends each May, and are $450,000 for the contract year ended May 31, 2012, and $1 million annually thereafter through July 2025.

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

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Lease Commitments and Obligations

We lease equipment and production, warehouse, office and other space under non-cancelable leases that expire at various dates through August 2016. Approximate minimum lease payments under the leases are as follows: 2012, $443,000; 2013, $206,000; 2014, $26,000; 2015, $7,000; and 2016, $5,000.

Rent expense was approximately $578,000, $819,000 and $976,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Litigation and Claims

From time to time we may be a party to claims that arise in the ordinary course of business, none of which, in our view, is expected to have a material adverse effect on our consolidated financial position or our results of operations.

NOTE J – SHARE-BASED COMPENSATION AND SHAREHOLDERS’ EQUITY

We provide share-based compensation under equity incentive plans approved by stockholders, which provide for the granting of stock options, restricted stock and other equity incentives. As of December 31, 2011 there were 710,032 shares remaining available for issuance under our equity incentive plans. We issue new shares from our authorized but unissued share pool.

Stock Options

Stock options granted to date have had an exercise price at least equal to 100% of market value of the underlying common stock on the date granted. These options expire ten years from the date of grant and become exercisable over a three to five-year vesting period.

The following is a summary of activity in stock options outstanding during the year ended December 31, 2011 (shares in thousands):

	Shares	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate intrinsic value
Outstanding, beginning of period	1,258	$3.27
Granted	424	1.71
Exercised	—	—
Forfeited	(2)	3.95
Expired	(10)	5.38
Outstanding, end of period	1,670	$2.86	6.2	$273
Exercisable at end of period	832	$4.13	4.0	$116

A summary of grant date fair values and intrinsic values follows (in thousands, except per share amounts):

	Year ended December 31,
	2011		2010		2009
Weighted average grant date fair value of options granted		$1.15		$0.96		$0.58
Total intrinsic value of options exercised	$	N/A	$	N/A	$	N/A
Total fair value of options vested		$282		$196		$195

The fair values were estimated using the Black-Scholes options-pricing model with the following weighted average assumptions:

	2011	2010	2009
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	62.8%	63.4%	60.7%
Risk-free interest rate	3.0%	3.3%	2.7%
Expected life of option (years)	8.0	8.0	7.0

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

We recognize compensation expense for awards with graded vesting on a straight-line basis over the requisite service period for each separately vesting portion of the award. Compensation cost related to stock options totaled $368,000, $272,000 and $184,000 for the year ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, there was approximately $356,000 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of approximately two years.

We may issue restricted stock to employees, directors and others. Non-vested restricted stock is included in our outstanding common shares. Restrictions limit the sale or transfer of the shares until vested. Vesting of restricted stock is time-based over a three to four-year period. A summary of activity in non-vested restricted stock awards for the year ended December 31, 2011 follows (shares in thousands):
Non-vested Restricted Stock	Shares	Weighted average grant date fair value
Non-vested at January 1, 2011	364	$1.76
Granted	298	1.76
Vested	(131)	2.20
Forfeited	—	—
Non-vested at December 31, 2011	531	$1.65

Fair value of restricted shares granted to employees and directors is based on the fair value of the underlying common stock at the grant date. The fair value of the restricted shares granted to non-employees is remeasured each period until they are vested based on the fair value of the underlying common stock. Compensation cost related to the restricted shares is based on the grant date fair value of the common stock granted and is recorded over the requisite service period of three to four years. The weighted average per share grant date fair value of restricted shares issued was $1.76, $1.43, and $.94 in 2011, 2010, and 2009, respectively. Compensation expense related to the restricted stock totaled approximately $379,000, $257,000, and $262,000 in 2011, 2010 and 2009, respectively. As of December 31, 2011, there was approximately $371,000 of unrecognized compensation cost related to the restricted shares, which is expected to be recognized over a weighted average period of approximately two years.

Employee Stock Purchase Plan

The Theragenics Corporation Employee Stock Purchase Plan (the “ESPP”) allows eligible employees the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each quarterly offering period. Compensation cost related to the ESPP totaled approximately $12,000, $4,000 and $4,000 in 2011, 2010 and 2009, respectively.   250,000 shares of Common Stock are authorized under our current ESPP, and 186,100 shares remained available for issuance under the ESPP at December 31, 2011.

Shareholder Rights Plan

We have a Shareholder Rights Plan (the “Rights Plan”), which contains provisions designed to protect our shareholders in the event of an unsolicited takeover attempt. It is not intended to prevent a takeover on terms that are favorable and fair to all shareholders and will not interfere with a merger approved by the Board of Directors. Pursuant to the Rights Plan each share of our Common Stock contains a share purchase right (a “Right”), which expires in February 2017 and does not become exercisable unless a group acquires or announces a tender or exchange offer for 20% or more of our outstanding Common Stock. Upon a triggering event, each Right that is not held by the 20% or more shareholders will entitle its holder to purchase additional shares of Common Stock at a substantial discount to the then current market prices.

NOTE K – 401(K) SAVINGS PLANS

We sponsor a 401(k) defined contribution retirement savings plan for our employees. Matching contributions were made in Company stock in 2011.  Prior to 2011, we sponsored more than one 401(k) defined contribution retirement savings plans for our employees, and matching contributions were made in stock or in cash in 2010 and 2009.  Matching contributions are charged to operating expenses and totaled approximately $297,000, $222,000 and $325,000 in 2011, 2010, and 2009, respectively.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE L – EARNINGS PER SHARE

Earnings per common share was computed as follows (in thousands, except per share data):

	Year ended December 31,
	2011	2010	2009
Net earnings	$3,064	2,070	$3,075

Weighted average common shares outstanding	33,414	33,259	33,145
Incremental common shares issuable from stock options and awards	406	226	124
Weighted average common shares outstanding assuming dilution	33,820	33,485	33,269

Basic earnings per share	$0.09	0.06	$0.09
Diluted earnings per share	$0.09	0.06	$0.09

Diluted earnings per share does not include the effect of certain stock options and awards as their impact would be anti-dilutive. Approximately 1,077,000, 1,011,000 and 864,000 stock options and awards for the years ended December 31, 2011, 2010 and 2009, respectively, were not included in the computation of diluted earnings per share for those years because their effect would be anti-dilutive.

NOTE M - SEGMENT REPORTING

We are a medical device company serving the surgical product and cancer treatment markets, operating in two business segments. Our surgical products segment consists of wound closure, vascular access, and specialty needle products. Our brachytherapy seed business produces, markets, and distributes “seeds” primarily in the minimally invasive treatment of localized prostate cancer.  Our brachytherapy product line includes our palladium-103 TheraSeed® device and our iodine-125 based devices, all of which are used primarily in the minimally invasive treatment of localized prostate cancer and services.

 The following tables provide certain information for these segments (in thousands):

	Year ended December 31,
	2011	2010	2009
Revenue
Surgical products	$59,409	59,027	$53,660
Brachytherapy seed	24,077	23,752	24,966
Intersegment eliminations	(756)	(595)	(300)
	$82,730	82,184	$78,326

Earnings from operations
Surgical products	$607	215	$1,664
Brachytherapy seed	4,923	3,685	4,081
Intersegment eliminations	(34)	(14)	4
	$5,496	3,886	$5,749

Capital expenditures,
Surgical products	$1,780	8,316	$3,934
Brachytherapy seed	246	749	1,046
	$2,026	9,065	$4,980

Depreciation and amortization
Surgical products	$4,536	4,686	$4,851
Brachytherapy seed	2,689	2,521	2,076
	$7,225	7,207	$6,927

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Segment information related to significant assets follows (in thousands):
	December 31,
	2011	2010
Identifiable assets
Surgical products	$72,475	$71,944
Brachytherapy seed	60,791	63,699
Corporate investment in subsidiaries	111,439	111,439
Intersegment eliminations	(128,887)	(131,895)
	$115,818	$115,187

Intangible assets
Surgical products	$9,404	$12,198
Brachytherapy seed	55	121
	$9,459	$12,319

Segment information for capital expenditures and identifiable assets for periods prior to 2011 have been reclassed to be consistent with the manner in which the 2011 corporate assets were classified.

Information regarding revenue by geographic regions follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Product sales
United States	$70,836	$71,853	$69,330
Europe	7,663	7,544	6,140
Other foreign countries	1,955	1,286	1,681
	80,454	80,683	77,151
License and fee income
United States	953	603	507
Canada	1,323	898	668
	2,276	1,501	1,175

	$82,730	$82,184	$78,326

Foreign sales are attributed to countries based on location of the customer. The license fees attributed to Canada are with Nordion, a Canadian based company, for the license of our TheraSphere® product. Almost all other foreign sales are related to the surgical products segment. All of our long-lived assets are located within the United States.

NOTE N - DISTRIBUTION AGREEMENTS AND MAJOR CUSTOMERS

Our brachytherapy seed business sells our TheraSeed® device directly to healthcare providers and to third-party distributors.  Under our third-party distribution agreements, we are the exclusive palladium-103 seed supplier for the treatment of prostate cancer for each distributor, and each distributor has the non-exclusive right to sell TheraSeed® in the U.S. and Canada.  Certain agreements also provide distributors with rights to distribute TheraSeed® for the treatment of solid localized tumors other than in the prostate and with rights to distribute to certain locations outside of North America.  Such applications (non-prostate and outside of North America) have not been material.  Our principal non-exclusive distribution agreement is with C. R. Bard (“Bard”).  Our agreement with Bard provides for automatic one year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires December 31, 2013 and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2012.   Sales to Bard under the Bard agreement represented approximately 28%, 33% and 44% of brachytherapy segment revenue in 2011, 2010, and 2009, respectively.  Our surgical products segment also sells to Bard.  Total consolidated sales to Bard, including sales in our brachytherapy seed segment and our surgical products segment, represented approximately 10%, 11% and 16% of consolidated revenue in 2011, 2010, and 2009, respectively.  Accounts receivable from Bard represented approximately 19% of brachytherapy accounts receivable at both December 31, 2011 and 2010 and 6% and 10% of consolidated accounts receivable at December 31, 2011 and 2010, respectively.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Core Oncology (“Core”) became an additional non-exclusive distributor of TheraSeed® in January 2010.  In February 2011, we terminated our agreement with Core due to Core’s failure to satisfy its financial obligation to us in accordance with the contractual terms of the agreement. Core had been attempting to become current with amounts due to us.  However, litigation filed against Core by a third party in January 2011 created what we viewed as an unacceptable level of uncertainty surrounding Core’s ability to satisfy their financial obligations to us for both current and ongoing sales.  Subsequent to termination of the agreement, we continued to supply TheraSeed® to Core on a prepaid basis.  Sales to Core in our brachytherapy segment totaled approximately 8% and 14% of total brachytherapy seed segment revenue for in 2011 and 2010, respectively.  In the latter half of 2011, certain customers who previously purchased TheraSeed® through Core began purchasing either from us on a direct basis or through one of our other TheraSeed® distributors. On February 2012, we acquired Core's prostate brachytherapy customer base. See Note R. Brachytherapy accounts receivable due from Core at December 31, 2011 and 2010 totaled $1.8 million and $1.7 million, respectively (consolidated accounts receivable due from Core totaled $2.2 million and $2.1 million at December 31, 2011, and 2010, respectively).  An allowance for doubtful accounts has been established for all unpaid amounts due from Core at December 31, 2011 and 2010.

NOTE O – NON-OPERATING INCOME/(EXPENSE)

Other non-operating income/(expense) consists of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Litigation settlement	$—	$200	$—
Gain (loss) on marketable securities	2	(2)	(2)
Other	3	96	5
Total other	$5	294	$3

NOTE P - RELATED PARTY TRANSACTIONS

During 2010 and 2009, we utilized the services of a real estate firm whose principal owner is related to one of our executive officers. Payments of $131,000 and $99,000 were made to this firm during 2010 and 2009 for construction and real estate consulting services. No such payments were made in 2011.

NOTE Q - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following summarizes certain quarterly results of operations (in thousands, except per share data):

Year ended December 31, 2011:	Quarter ended
	March 31	June 30	September 30	December 31
Net revenue	$20,253	$21,536	$21,062	$19,879
Gross profit	7,967	8,708	8,769	7,213
Net earnings	458	1,185	1,141	280
Net earnings per common share
Basic	$0.01	$0.04	$0.03	$0.01
Diluted	$0.01	$0.04	$0.03	$0.01

Year ended December 31, 2010:	Quarter ended
	March 31	June 30	September 30	December 31
Net revenue	$20,318	$20,777	$20,412	$20,677
Gross profit	7,847	8,824	8,493	7,865
Net earnings	144	782	771	373
Net earnings per common share
Basic	$0.00	$0.02	$0.02	$0.01
Diluted	$0.00	$0.02	$0.02	$0.01

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE R – SUBSEQUENT EVENT

Acquisition of Core Oncology’s Prostate Brachytherapy Customer Base

On February 17, 2012, we acquired Core Oncology’s prostate brachytherapy customer base.  This transaction is expected to substantially increase our share of the iodine-125 segment of the prostate brachytherapy market. In addition to the customer base, we also acquired certain packaging technologies.  We did not acquire Core’s facilities, manufacturing equipment or processes, or Core’s employees.  The total earn-out based purchase price is expected to be approximately $7.5 million to $10.5 million. We paid $3.8 million in cash as a prepayment of a portion of the earn-out at closing and will make six quarterly earn-out payments thereafter, beginning in June 2012.

Report of Independent Registered Public Accounting Firm on Schedule

To the Board of Directors and
Shareholders of Theragenics Corporation

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Theragenics Corporation and subsidiaries for each of the three years in the period ended December 31, 2011, as referred to in our report dated February 28, 2012, which is included in the annual report to security holders and included in Part II of this form. Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. The information in Schedule II has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, the information is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ DIXON HUGHES GOODMAN LLP

Atlanta, Georgia

March 6, 2012

S-1

Theragenics Corporation and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For each of the three years in the period ended December 31, 2011
(Amounts in thousands)

Column A - Description	Column B	Column C - Additions		Column D		Column E
	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts	Deductions		Balance at end of period

Year ended December 31, 2011
Allowance for doubtful accounts receivable	$2,413	$348	$—	$4	(c)	$2,757

Allowance for obsolete inventory	$569	$89	$—	$41	(d)	$617

Year ended December 31, 2010
Allowance for doubtful accounts receivable	$384	$2,060	$—	$31	(c)	$2,413
				18	(a)
Allowance for obsolete inventory	$670	$—	$—	$83	(d)	$569

Year ended December 31, 2009
				5	(b)
Allowance for doubtful accounts receivable	$481	$—	$—	$92	(c)	$384
Allowance for obsolete inventory	$747	$251	$—	$328	(d)	$670

(a) - reduction in allowance for obsolete inventory amounts
(b) – reduction in allowance for doubtful accounts receivable amounts
(c) - write-off of uncollectible amounts
(d) - disposal of inventory

S-2