Form 10-Q
period 2012-03-31
THERAGENICS CORP
filed 2012-05-14
CIK 795551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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
YES ☐   NO ☒

As of May 7, 2012, the number of shares of $0.01 par value common stock outstanding was 34,654,901.

THERAGENICS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(UNAUDITED)
(Amounts in thousands, except per share data)

	Quarter Ended March 31,
	2012	2011
REVENUE
Product sales	$20,979	$19,738
License and fee income	604	515
	21,583	20,253
COST OF SALES	12,974	12,286
GROSS PROFIT	8,609	7,967

OPERATING EXPENSES
Selling, general and administrative	5,901	5,847
Amortization of purchased intangibles	855	698
Research and development	277	535
Loss on disposal of assets	—	1
	7,033	7,081

EARNINGS FROM OPERATIONS	1,576	886

OTHER INCOME (EXPENSE)
Interest income	38	40
Interest expense	(164)	(177)
Other	1	1
	(125)	(136)

EARNINGS BEFORE INCOME TAXES	1,451	750

Income tax expense	517	292

NET EARNINGS	$934	$458

EARNINGS PER SHARE:
Basic	$0.03	$0.01
Diluted	$0.03	$0.01

WEIGHTED AVERAGE SHARES
Basic	33,533	33,338
Diluted	33,941	33,645

COMPREHENSIVE EARNINGS
Net earnings	$934	$458
Other comprehensive earnings, net of taxes
Reclassification adjustment for (gain) loss included in net earnings	(1)	1
Unrealized gains on securities arising during the period	57	5
Total other comprehensive earnings	56	6
Total comprehensive earnings	$990	$464

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	March 31, 2012 (Unaudited)	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$26,819	$29,553
Marketable securities	11,513	11,625
Trade accounts receivable, less allowance of $943 in 2012 and $2,757 in 2011	11,575	11,375
Inventories, net	17,204	15,771
Deferred income tax asset - current	1,085	2,028
Refundable income taxes	—	401
Prepaid expenses and other current assets	959	985
TOTAL CURRENT ASSETS	69,155	71,738

Property and equipment, net	34,139	34,519
Intangible assets, net	17,299	9,459
Deferred income tax asset – long-term	283	—
Other assets	82	102

TOTAL ASSETS	$120,958	$115,818

LIABILITIES & SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,399	$1,816
Accrued salaries, wages and payroll taxes	1,814	2,861
Short-term borrowings	22,833	23,667
Earn-out payable - current	3,338	—
Income taxes payable	513	—
Other current liabilities	1,707	1,104
TOTAL CURRENT LIABILITIES	32,604	29,448

Earn-out payable – long-term	1,540	—
Deferred income taxes	—	1,043
Asset retirement obligations	823	807
Other long-term liabilities	666	398
TOTAL LIABILITIES	35,633	31,696

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, authorized 100,000 shares of $0.01 par value, issued and
outstanding 34,642 in 2012 and 33,991 in 2011	346	340
Additional paid-in capital	74,912	74,705
Retained earnings	10,027	9,093
Accumulated other comprehensive gain (loss)	40	(16)
TOTAL SHAREHOLDERS’ EQUITY	85,325	84,122

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$120,958	$115,818

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Quarter Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$934	$458
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,983	1,780
Deferred income taxes	(383)	(182)
Provision for allowances	21	269
Share-based compensation	196	171
Change in fair value of interest rate swaps	(28)	(33)
Decommissioning retirement liability	16	15
(Gain) loss on sale of marketable securities	(1)	1
Changes in assets and liabilities, net of asset acquisition:
Accounts receivable	(246)	(1,211)
Inventories	(1,134)	(646)
Prepaid expenses and other current assets	26	15
Trade accounts payable	583	(175)
Accrued salaries, wages and payroll taxes	(1,047)	(660)
Income taxes payable/refundable	914	461
Other current liabilities	319	55
Other	230	(31)
Net cash provided by operating activities	2,383	287

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of property and equipment	(329)	(696)
Cash paid for acquisition of Core Oncology customer base	(4,086)	—
Proceeds from sale of property and equipment	—	5
Purchases of marketable securities	(1,708)	(4,176)
Maturities of marketable securities	1,634	1,310
Proceeds from sales of marketable securities	189	—
Net cash used by investing activities	(4,300)	(3,557)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of borrowings	(834)	(834)
Employee stock purchase plan	17	14
Retirement of common stock	—	(14)
Net cash used by financing activities	(817)	(834)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(2,734)	$(4,104)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	29,553	29,674
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,819	$25,570

SUPPLEMENTARY CASH FLOW DISCLOSURE:
Interest paid	$182	$212
Income taxes (received) paid, net	$(15)	$14

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired from the Core transaction	$5,241	$—
Liability for property and equipment acquired	$39	$95

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

NOTE A - BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited interim condensed consolidated financial statements reflect the consolidated operations of Theragenics Corporation and its wholly-owned subsidiaries.  All material intercompany accounts and transactions have been eliminated.  The terms “Company”, “we”, “us”, or “our” mean Theragenics Corporation and all entities included in our consolidated financial statements.  These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and disclosures normally included in our annual consolidated financial statements.

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

Our consolidated results of operations for the interim periods presented herein are not necessarily indicative of the results that may be expected for a full year.  These interim financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes for the year ended December 31, 2011 included in the Form 10-K Annual Report that we filed with the SEC.

We are a medical device company serving the surgical products and cancer treatment markets, operating in two business segments. Our surgical products business consists of wound closure, vascular access, and specialty needle products.  Wound closure includes sutures, needles, and other surgical products.  Vascular access includes introducers, guidewires, and related products.  Specialty needles include coaxial, biopsy, spinal and disposable veress needles, access trocars, and other needle based products.  Our surgical products segment serves a number of markets and applications, including among other areas, interventional cardiology, interventional radiology, vascular surgery, orthopedics, plastic surgery, dental surgery, urology, veterinary medicine, pain management, endoscopy, and spinal surgery.  Our brachytherapy business manufactures, markets and distributes “seeds” used primarily in the minimally invasive treatment of localized prostate cancer.  Our brachytherapy product line includes our palladium-103 TheraSeed® device, our iodine-125 based devices and other related products and services.

NOTE B – ACQUISITION OF CORE ONCOLOGY’S PROSTATE BRACHYTHERAPY CUSTOMER BASE

On February 17, 2012, we acquired Core Oncology’s prostate brachytherapy customer base.  In addition to the customer base, we also acquired certain developed packaging technologies, equipment related to the packaging technologies, and certain existing component inventory. We did not acquire Core’s facilities, manufacturing equipment or processes, or Core’s employees.

The total purchase price for the acquired assets is equal to one times the actual revenue generated from the acquired customers over the twelve-month period from September 2012 to August 2013, in excess of a $2.5 million Threshold Amount.  We paid $3.8 million in cash as a prepayment of a portion of the earn-out at closing (and also incurred $300,000 of transaction costs) and will make six quarterly earn-out payments thereafter, beginning in June 2012 and ending in September 2013.  Each quarterly earn-out payment is based upon that quarter’s revenue from the acquired customers, reduced by a portion of the Threshold Amount and by a portion of the prepayment made at closing. The final earn-out payment is calculated as one times the revenue actually recognized from the acquired customer base over the twelve-month period from September 2012 to August 2013 in excess of the total Threshold Amount, reduced by the prepayment and the cumulative amount of all previous earn-out payments made.  Based on our current estimates, we expect to make aggregate payments of $5.2 million over the next 18 months (through September 2013) for this earn-out based acquisition, representing a total purchase price of $9.3 million, including transaction costs.  However, we estimate that the total purchase price may range from $7.5 million to $10.5 million.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

We accounted for this transaction as an asset acquisition and, accordingly, have recorded the assets acquired at estimated total cost, including transaction costs.  Current assets were recorded at fair value.  The remaining total cost was allocated to non-current assets based on their relative fair values. The following preliminary amounts were recorded (in thousands):

	Amount	Estimated Life
Inventory	$274
Developed technology equipment	324	7 years
Intangibles
Customer relationships	7,857	7 years
Non-compete agreements	681	5 years
Developed technology	191	1.5 years
	8,729	6.7 years

Total estimated cost of assets acquired	$9,327

We used the income approach to determine the fair value of the customer relationships acquired.  This approach evaluates the present worth of the future economic benefits accruing from this asset over its estimated useful life, discounted to the present at a rate of return commensurate with the asset’s inherent risk.  This approach requires significant judgments including the projected net cash flows and the weighted average cost of capital (“WACC”) used to discount the cash flows. We derive the assumptions related to cash flows primarily from our internal budgets and forecasts.  These budgets and forecasts include information related to revenues, capacity, operating costs, and other information.  The WACC and terminal value assumptions are based on our capital structure, cost of capital, inherent risk profiles, and industry outlook.  The estimated fair value of all other assets acquired (other than the customer relationships) was based on commonly accepted valuation techniques that we believed to be appropriate in the circumstances.

Our estimates of the expected total purchase price of these assets may change based on, among other things, changes in forecasted revenues to be recognized from the acquired customers.  Any changes in these estimates will cause changes in the carrying values of the non-current acquired assets and the resulting expenses charged to our earnings from these assets (primarily amortization of intangible assets).  Such changes may be material to our results of operations and financial position.

At December 31, 2011, we had accounts receivable due from Core totaling $2.2 million (the “Core Accounts Receivable”), for which an allowance had been established (see Note F), and a current deferred tax asset of approximately $800,000 was recorded. In connection with the acquisition of the Core customer base, we released Core from any claims related to the Core Accounts Receivable.  However, for income tax purposes this amount will be accounted for as an increase in the tax basis of the acquired assets, which are primarily long-term intangible assets.  Accordingly, the deferred tax asset associated with the acquired intangible assets has been recorded as a long-term deferred tax asset at March 31, 2012.  In addition, we considered the fair value of the Core Accounts Receivable as of the date of acquisition and, based on our understanding of Core’s financial condition, concluded that such fair value was immaterial.

NOTE C – FINANCIAL INSTRUMENTS AND FAIR VALUE

Financial Instruments

We are exposed to certain risks relating to our ongoing business operations. We manage our interest rate risk using interest rate swaps associated with outstanding borrowings under our credit agreement since our interest rates are floating rates based on LIBOR.  Our interest rate swaps are intended to convert a portion of our floating rate debt to a fixed rate.  We do not use interest rate swaps for speculative or trading purposes, and we hold no other derivative financial instruments other than interest rate swaps.  Our interest rate swaps are recorded as liabilities at fair value on our condensed consolidated balance sheets.  We enter into interest rate swaps that are designed to hedge our interest rate risk but are not designated as “hedging instruments”, as defined under guidance issued by the Financial Accounting Standards Board (“FASB”).  Changes in the fair value of these instruments are recognized as interest expense on our condensed consolidated statement of comprehensive earnings.  The counterparty to our interest rate swaps is the lender under our credit agreement.  Accordingly, we are exposed to counterparty credit risk from this financial institution. We entered into interest rate swaps based on our relationship with this financial institution as our lender and on their credit rating and the rating of their parent company. We continue to monitor our counterparty credit risk.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

A roll forward of the notional value of our interest rate swaps is as follows (in thousands):

	Quarter Ended March 31
	2012	2011
Balance, beginning of the period	$7,667	$11,000
New contracts	—	—
Matured contracts	(834)	(834)
Balance, end of the period	$6,833	$10,166

The location and fair value of our derivative financial instruments not designated as hedging instruments in our condensed consolidated balance sheets were as follows (in thousands):

Type	Maturity	Balance Sheet Location	March 31, 2012	December 31, 2011
Interest rate swaps	June 2012	Other current liabilities	$29	$57

The following table includes information about gains and losses recognized on our derivative financial instruments not designated as hedging instruments in our condensed consolidated statement of comprehensive earnings (in thousands):

	Quarter Ended March 31,
	2012	2011	Location of Loss (Gain) Recognized
Periodic settlements	$31	$33	Interest expense
Change in fair value	$(28)	$(33)	Interest expense

Fair Value of Financial Instruments Measured at Fair Value on a Recurring Basis

We measure fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. In accordance with guidance issued by the FASB, we use a three-level fair value hierarchy to prioritize the inputs used to measure fair value. The hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.
●
Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

●
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

We had the following assets (liabilities) measured at fair value on a recurring basis subject to disclosure requirements (in thousands):

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2012
Money market funds	$8,671	$—	$—	$8,671
Marketable securities	11,513	—	—	11,513
Total assets	$20,184	$—	$—	$20,184

Interest rate swaps liability	$—	$(29)	$—	$(29)

December 31, 2011
Money market funds	$8,483	$—	$—	$8,483
Marketable securities	11,625	—	—	11,625
Total assets	$20,108	$—	$—	$20,108

Interest rate swaps liability	$—	$(57)	$—	$(57)

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

Financial Instruments Not Measured at Fair Value

Our financial instruments not measured at fair value consist of cash and cash equivalents, accounts receivable, and accounts payable, the carrying value of each approximating fair value due to the nature of these accounts. Our financial instruments not measured at fair value also include borrowings under our credit agreement.  We estimate the fair value of outstanding borrowings under our credit agreement based on the current market rates applicable to borrowers with credit profiles similar to us.  We estimate that the carrying value of our borrowings approximates fair value at March 31, 2012.

There were no nonfinancial assets or nonfinancial liabilities measured at fair value at March 31, 2012 or December 31, 2011.

NOTE D - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. Market is replacement cost or net realizable value. We estimate reserves for inventory obsolescence based on our judgment of future realization. Inventories were comprised of the following (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$8,089	$7,756
Work in process	4,796	3,724
Finished goods	3,978	3,988
Spare parts and supplies	933	920
	17,796	16,388
Allowance for obsolete inventory	(592)	(617)
Inventories, net	$17,204	$15,771

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

NOTE E – SHARE-BASED COMPENSATION

During the quarter ended March 31, 2012, we granted 635,000 shares of restricted stock (with a grant date fair value of $1.56 per share based on the market price of the underlying common stock at the grant date) to executive officers in connection with long-term incentive compensation programs.  The restricted stock vests ratably over four years.

Compensation cost for the restricted stock is being recorded over the requisite service period of the grants.  As of March 31, 2012, there was approximately $948,000 of unrecognized compensation cost related to restricted stock granted in the first quarter of 2012 which is expected to be recognized over a weighted average period of 2.5 years.

NOTE F - DISTRIBUTION AGREEMENTS AND MAJOR CUSTOMERS

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

Major Customers

Sales to Bard under the Bard Agreement represented approximately 29% of total brachytherapy seed segment revenue for the quarters ended March 31, 2012 and 2011, respectively. Our surgical products segment also sells to Bard.  Total consolidated sales to Bard, including sales in our brachytherapy seed segment and our surgical products segment, represented approximately 9% and 11% of consolidated revenue for the quarters ended March 31, 2012 and March 31, 2011, respectively.

Accounts receivable from Bard represented approximately 21% of brachytherapy accounts receivable and less than 10% of consolidated accounts receivable at March 31, 2012. At December 31, 2011, accounts receivable from Bard under the Bard Agreement represented approximately 19% of brachytherapy accounts receivable and less than 10% of consolidated accounts receivable.

Core Oncology became an additional non-exclusive distributor of TheraSeed® in January 2010.  In February 2011, we terminated our agreement with Core due to Core’s failure to satisfy its financial obligation to us in accordance with the contractual terms of the agreement. Core had been attempting to become current with amounts due to us.  However, litigation filed against Core by a third party in January 2011 created what we viewed as an unacceptable level of uncertainty surrounding Core’s ability to satisfy their financial obligations to us for both current and ongoing sales.  Subsequent to termination of the agreement, we continued to supply TheraSeed® to Core on a prepaid basis.  Sales to Core in our brachytherapy segment totaled approximately 11% of total brachytherapy seed segment revenue in the first quarter of 2011.  In the latter half of 2011, certain customers who previously purchased TheraSeed® through Core began purchasing either from us on a direct basis or through one of our other TheraSeed® distributors. At December 31, 2011 an allowance for doubtful accounts was established for the entire amount of accounts receivable due from Core, which totaled $2.2 million (the “Core Accounts Receivable”).  On February 17, 2012, we acquired Core’s prostate brachytherapy customer base.  See Note B.  In connection with the acquisition of the Core customer base on February 17, 2012, we released Core from all claims existing at that date, including the Core Accounts Receivable.  Accordingly, the $2.2 million for which an allowance had been established was written off as uncollectible in the first quarter of 2012.

One customer totaled 10% of surgical products accounts receivable at March 31, 2012.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

NOTE G - SEGMENT REPORTING

We are a medical device company serving the surgical product and cancer treatment markets, operating in two business segments. Our surgical products business consists of wound closure, vascular access, and specialty needle products.  Our brachytherapy seed business produces, markets, and distributes “seeds” used primarily in the minimally invasive treatment of localized prostate cancer.  Our brachytherapy product line includes our palladium-103 TheraSeed® device and our iodine-125 based devices.

The following tables provide certain information for these segments (in thousands):

	Quarter Ended March 31,
	2012	2011

Revenues
Surgical products	$15,494	$14,392
Brachytherapy seed	6,320	5,953
Intersegment eliminations	(231)	(92)
	$21,583	$20,253

Earnings (loss) from operations
Surgical products	$199	$(191)
Brachytherapy seed	1,380	1,078
Intersegment eliminations	(3)	(1)
	$1,576	$886

Capital expenditures, excluding asset acquisition
Surgical products	$272	$135
Brachytherapy seed	57	561
	$329	$696

Depreciation and amortization
Surgical products	$1,229	$1,201
Brachytherapy seed	754	579
	$1,983	$1,780

We evaluate business segment performance based on segment revenue and segment earnings (loss) from operations. Earnings from operations by segment do not include interest expense, interest income, other income and expense, or provisions for income taxes.  Intersegment eliminations are for surgical products segment sales transactions.  Corporate expenses are allocated based upon the relative revenue for each segment.

Supplemental information related to significant assets follows (in thousands):

	March 31,	December 31,
	2012	2011

Identifiable assets
Surgical products	$72,094	$72,475
Brachytherapy seed	68,800	60,791
Corporate investment in subsidiaries	111,439	111,439
Intersegment eliminations	(131,375)	(128,887)
	$120,958	$115,818
Intangible assets
Surgical products	$8,705	$9,404
Brachytherapy seed	8,594	55
	$17,299	$9,459

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

Information regarding revenue by geographic regions follows (in thousands):

	Quarter Ended March 31,
	2012	2011
Product sales
United States	$18,948	$17,206
Europe	1,509	2,175
Other foreign countries	522	357
	20,979	19,738
License and fee income
United States	247	197
Canada	357	318
	604	515

	$21,583	$20,253

Foreign sales are attributed to countries based on the location of the customer. The license fees attributed to Canada are from Nordion, a Canadian based company, for the license of our TheraSphere® product.  Substantially all other foreign sales are related to the surgical products segment.  All of our long-lived assets are located within the United States.

NOTE H – EARNINGS PER SHARE

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

	Quarter Ended March 31,
	2012	2011
Net earnings	$934	$458

Weighted average common shares outstanding	33,533	33,338
Incremental common shares issuable under stock options and awards	408	307
Weighted average common shares outstanding assuming dilution	33,941	33,645

Earnings per share
Basic	$0.03	$0.01
Diluted	$0.03	$0.01

For the quarters ended March 31, 2012 and 2011, approximately 1,077,000 and 1,400,000 stock options and awards, respectively, were not included in the computation of diluted earnings per share because their effect is antidilutive.

NOTE I – CONTINGENCIES

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

Our brachytherapy business manufactures, markets and distributes “seeds” used primarily in the minimally invasive treatment of localized prostate cancer.  Our brachytherapy product line includes our palladium-103 TheraSeed® device, our iodine-125 based devices, and other related products and services.  Physicians, hospitals and other healthcare providers, primarily located in the United States, utilize our devices. The majority of TheraSeed® sales are channeled through third-party distributors. We also maintain an in-house sales force that sells TheraSeed® and our iodine-125 based devices directly to physicians.  We manufacture the TheraSeed® and the iodine-I25 based devices.

Acquisition of Core Oncology’s Prostate Brachytherapy Customer Base

On February 17, 2012, we acquired Core Oncology’s prostate brachytherapy customer base.  This transaction is expected to substantially increase our share of the iodine-125 segment of the prostate brachytherapy market.  In addition to the customer base, we also acquired certain packaging technologies, equipment related to the packaging technologies, and certain existing component inventory. We did not acquire Core’s facilities, manufacturing equipment or processes, or Core’s employees.  We accounted for this transaction as an asset acquisition.

The total purchase price for the acquired assets is equal to one times the actual revenue generated from the acquired customers over the twelve-month period from September 2012 to August 2013, in excess of a $2.5 million Threshold Amount.  We paid $3.8 million in cash as a prepayment of a portion of the earn-out at closing (and also incurred $300,000 of transaction costs) and will make six quarterly earn-out payments thereafter, beginning in June 2012 and ending in September 2013.  Each quarterly earn-out payment is based upon that quarter’s revenue from the acquired customers, reduced by a portion of the Threshold Amount and by a portion of the prepayment made at closing. The final earn-out payment is calculated as one times the revenue actually recognized from the acquired customer base over the twelve-month period from September 2012 to August 2013 in excess of the total Threshold Amount, reduced by the prepayment and the cumulative amount of all previous earn-out payments made.  Based on our current estimates, we expect to make aggregate payments of $5.2 million over the next 18 months (through September 2013) for this earn-out based acquisition, representing a total purchase price of $9.3 million, including transaction costs.  However, we estimate that the total purchase price may range from $7.5 million to $10.5 million.

Medical Device Tax

In March 2010, significant reforms to the healthcare system were adopted in the form of the Patient Protection and Affordable Care Act (the “PPACA”). See our discussion below under “Other Regulatory Development”. The PPACA includes provisions that, among other things, require the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on U.S. sales of most medical devices beginning in 2013.  Regulations implementing the tax have been proposed, but not finalized.  In addition, some members of Congress are working to repeal the tax and the U.S. Supreme Court has recently heard arguments on the constitutionality of the PPACA itself. While we continue to evaluate the impact of this tax on our overall business, if this tax was applicable to all of our product sales this would have equated to an excise tax of approximately $2 million in 2011 and $483,000 in the first quarter of 2012. This revenue-based tax, if it becomes effective, will have a material impact on our results of operations, cash flows, and financial condition.

Results of Operations

Revenue

Following is a summary of revenue by segment (in thousands):

	Quarter Ended March 31,		Increase
	2012	2011	$	%
Revenues by segment:
Surgical products
Product sales	$15,483	$14,381	$1,102	8%
License and fee income	11	11	—	—
Total surgical products	15,494	14,392	1,102	8%

Brachytherapy seed
Product sales	5,727	5,449	278	5%
License and fee income	593	504	89	18%
Total brachytherapy seed	6,320	5,953	367	6%

Intersegment eliminations	(231)	(92)	(139)	(151%)

Consolidated
Product sales	20,979	19,738	1,241	6%
License and fee income	604	515	89	17%
Total consolidated	$21,583	$20,253	$1,330	7%

Surgical Products Segment

Revenue in our surgical products business increased 8% in the first quarter of 2012 from the first quarter of 2011.  Our customers’ ordering patterns continue to be variable and unpredictable, especially on a quarter to quarter basis.   Our orders were strong in first quarter and revenue reflected this. Revenue in the first quarter of 2012 also benefited from shipments that our customers delayed from the fourth quarter of 2011 and orders that we were unable to ship from our vascular access product line in the fourth quarter of 2011 due to issues with our new ERP system at that location.

Open orders in our surgical products segment were $14.1 million on March 31, 2012 compared to $13.9 million at December 31, 2011.  Open orders represent firm orders from customers for future delivery.  Open orders are not guaranteed shipments, and they are subject to cancellation or delay.  Backlog in our surgical products business was $459,000 at March 31, 2012 and $379,000 at December 31, 2011.  Backlog represents orders included in open orders on which we have missed promised shipment dates.  We expect our backlog to continue to vary based on changes in ordering patterns of our larger customers and changes in customer behavior.

Recently we announced the launch of two new vascular access products.  We received FDA clearance to market our Galt VTI™ Valved Tearaway Introducer (“Galt VTI”), which is expected to be launched in the second half of 2012.  We also launched our Galt Microslide™ Pediatric Introducer line (“Galt Microslide”) in the first quarter of 2012.   We expect the Galt Microslide to provide opportunities to reach new customers for our entire Galt introducer product line.  Each of these new products is expected to carry a higher gross profit margin than we are currently realizing in our surgical products business.

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

Our brachytherapy segment revenues increased 6% compared to the first quarter of 2011.  Incremental revenues from the acquisition of the Core Oncology customer base totaled $586,000 for the first quarter of 2012 over 29 working days between the closing of the transaction and March 31, 2012.  See “Acquisition of Core Oncology’s Prostate Brachytherapy Customer Base” above. Excluding the incremental sales to the acquired customers, brachytherapy product revenue declined 6%.

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

We have non-exclusive distribution agreements in place for the distribution of our TheraSeed® device.  Under our third party distribution agreements, we are the exclusive palladium-103 seed supplier for the treatment of prostate cancer for each distributor, and each distributor has the non-exclusive right to sell TheraSeed® in the U.S. and Canada.  Certain agreements also provide distributors with the right to distribute TheraSeed® for the treatment of solid localized tumors other than in the prostate and with rights to distribute to certain locations outside of North America.  Such applications (non-prostate and outside of North America) have not been material and are not expected to become material in the near future. Our principal non-exclusive distribution agreement is with C.R. Bard (“Bard”).  Our agreement with Bard provides for automatic one year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires December 31, 2013 and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2012. Sales to Bard by our brachytherapy segment represented 29% of brachytherapy seed segment revenue in both the first quarter of 2012 and 2011.

Core became an additional non-exclusive distributor of TheraSeed® in January 2010.  In February 2011, we terminated our agreement with Core due to Core’s failure to satisfy its financial obligation to us in accordance with the contractual terms of the agreement. Core had been attempting to become current with amounts due to us.  However, litigation filed against Core by a third party in January 2011 created what we viewed as an unacceptable level of uncertainty surrounding Core’s ability to satisfy their financial obligations to us for both current and ongoing sales.  Subsequent to termination of the agreement, we continued to supply TheraSeed® to Core on a prepaid basis. In the latter half of 2011, certain customers who previously purchased TheraSeed® through Core began purchasing either from us on a direct basis or through one of our other TheraSeed® distributors. In February 2012, we acquired Core’s prostate brachytherapy customer base.  See above under “Acquisition of Core Oncology’s Prostate Brachytherapy Customer Base”. Sales to Core represented 11% of brachytherapy segment revenue in the first quarter of 2011.

We also currently have other non-exclusive distribution agreements in place for TheraSeed®, none of which represented 10% or more of our brachytherapy sales in 2012 and 2011.  We may pursue additional distribution agreements for both palladium-103 and iodine-125 products in an effort to increase market share.  We may also have opportunities to enter certain markets outside of the United States with an iodine-125 device.

We believe that Medicare reimbursement policies have affected the brachytherapy market and will continue to affect the brachytherapy market.  Prior to 2010, Medicare continued to reimburse for brachytherapy seeds under the “charges adjusted to costs” methodology, which is based on the actual invoiced cost of the seeds and which we sometimes refer to as a “pass-through” methodology.   Consistent with proposals that the Centers for Medicare & Medicaid Services (“CMS”) attempted unsuccessfully to implement in recent years, CMS published a final hospital outpatient prospective payment system (“OPPS”) on November 20, 2009 with fixed prospective payment rates for brachytherapy seeds.  This fixed OPPS, which we sometimes refer to as “fixed reimbursement”, went in effect on January 1, 2010 and fixed the per seed rate at which Medicare reimburses hospitals for the purchase of seeds.  From time to time, we expect to continue to support efforts to urge Congress and CMS to replace this “fixed reimbursement” rule by obtaining a new extension of the “pass-through” reimbursement policies which existed prior to 2010.  Fixed reimbursement policies at CMS can be expected to lead to pricing pressure from hospitals and other healthcare providers, and to have an adverse effect on our brachytherapy revenue.  The extent of the effect is impossible for us to predict, especially when fixed reimbursement policies are being introduced at a time that coincides with 1) an industry-wide decline in procedures being experienced due, at least in part, to favorable CMS reimbursement rates enjoyed by alternative, less proven, technologies for early stage prostate cancer treatment and 2) uncertainties regarding the implementation and impact of healthcare reform generally.  These factors could have an adverse effect on brachytherapy revenue.

License fees in our brachytherapy segment increased $89,000, or 18% in the first quarter of 2012 over the comparable 2011 period.   License fees include fees from the licensing of our TheraSphere® product, a medical device used for the treatment of liver cancer.  Licensing fees also include fees related to the licensing of certain intellectual property related to an expandable brachytherapy delivery system that we developed. This agreement, which was executed in May 2008, provides for a minimal non-refundable initial license fee and non-refundable, continuing royalties based upon sales and subject to certain minimums.

Earnings ( loss) from operations

Following is a summary of operating income by segment (in thousands):

	Quarter Ended March 31,		Increase
	2012	2011	$
Earnings (loss) from operations
Surgical products	$199	$(191)	$390
Brachytherapy seed	1,380	1,078	302
Intersegment eliminations	(3)	(1)	(2)
Consolidated	$1,576	$886	$690

Surgical Products Segment

In the first quarter of 2012, we had operating income of $199,000 in our surgical products segment compared with an operating loss of $191,000 in the first quarter of 2011.  We experienced a slight improvement in our gross margins on sales, to 35% in the first quarter of 2012 from 34% in the first quarter of 2011. Gross margins in the first quarter of 2011 were affected by severe winter storms in the Dallas, Texas area, where our introducer and guidewire facility is located.  Our plant was closed for several days during the quarter, requiring us to utilize more temporary workers and incur more overtime than we ordinarily would in order to maintain production.  Gross margins in the first quarter of 2012 also improved due to higher sales to cover fixed manufacturing costs.  Gross margins have also been affected by our sales channel mix. We sell our surgical products primarily to OEM’s and to a network of distributors.  Sales to OEM’s, which typically carry a lower gross profit margin than sales to dealers, have increased relative to total sales over the past several years from 84% in 2009 to 88% in the first quarter of 2012.  Going forward we plan to offset this trend by introducing newer and higher margin products, such as the Galt VTI and Galt Microslide discussed above.

Selling, general and administrative (“SG&A”) costs were 27% of revenue in both the first quarter of 2012 and 2011.  In absolute dollars, SG&A expenses increased in the 2012 period as a result of higher depreciation from our information technology initiatives, including our new ERP systems.  The 2012 period also included higher compensation related expenses.

Research and development (“R&D”) expenses decreased $238,000 from 2011.  Our R&D program is intended to focus on product extensions, next generation products, and new products that are complementary to our current product lines and that support our customers’ product lines.  Our R&D program is directed toward 510(k) products that have an established market and not on products that require lengthy and expensive clinical trials. Looking forward, our quarterly results are expected to be affected by the timing of these investments.  We recently introduced two new vascular access products.  See our discussion under “Revenue - Surgical Products Segment” above.

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

●	continued pricing pressure from customers,
●	the implementation of our new, corporate-wide ERP systems,
●	trends of customers making fewer visits to doctors’ offices and the effect on demand for medical devices, and
●	the increasing scale of our surgical products business.

Brachytherapy Seed Segment

Operating income in our brachytherapy business was $1.4 million and $1.1 million in the first quarter of 2012 and 2011, respectively.   Manufacturing related expenses in our brachytherapy business tend to be fixed in nature.  Accordingly, even modest changes in revenue can have a significant impact on operating income.  Gross margins and operating income in our brachytherapy seed business are expected to continue to be highly dependent on sales levels due to this high fixed cost component.   Accordingly, our operating income in the first quarter of 2012 benefited from the increase in our revenue.  This was partially offset by the amortization of the intangible assets acquired in the Core transaction.   The first quarter of 2011 included $215,000 of bad debt expense related to amounts due under our prior distribution agreement with Core that was considered as uncollectible.  No such bad debt expense related to Core was incurred in the 2012 period. Professional fees were also higher in the 2011 period.

Other income/expense

A summary of our interest expense is as follows (in thousands):
	Quarter Ended March 31,
	2012	2011

Interest paid or accrued, including loan fees	$200	$226
Fair value adjustment	(28)	(33)
Interest capitalized	(8)	(16)

Total interest expense	$164	$177

Interest expense paid or accrued, including loan fees, is related to our effective interest rates and the level of our outstanding borrowings under our credit facility.  Fair value adjustments are related to our interest rate swaps.  Such fair value adjustments are unrealized gains or losses and reflect the period to period changes in the estimated fair value of our swaps.  Interest capitalized primarily relates to the development of our ERP system.  Interest capitalized in 2012 is expected to be less than 2011 levels as we have one remaining location to implement our ERP system.  Our weighted average effective interest rate was 3.0% at March 31, 2012.

We manage our interest rate risk using interest rate swaps associated with outstanding borrowings under our credit agreement since our interest rates are floating rates based on LIBOR.  We do not hold or issue interest rate swaps for trading purposes, and we hold no other derivative financial instruments other than interest rate swaps. We enter into interest rate swaps that are designed to hedge the interest rate risk but are not designated as “hedging instruments”, as defined under guidance issued by the FASB.  Changes in the fair value of these instruments are recognized as interest expense.  Such changes in fair value are based on, among other things, discounted cash flows based upon current market expectations about future amounts, yield curves, and mid-market pricing.  Accordingly, the fair value of our interest rate swaps is subject to fluctuation and may affect our results of operations in future periods.  Additionally, the counterparty to our interest rate swaps is the lender under our Credit Agreement.  Accordingly, we are exposed to counterparty credit risk from this financial institution. We entered into interest rate swaps based on the relationship with this financial institution as our lender and on their credit rating and the rating of their parent company. We continue to monitor our counterparty credit risk.

Critical Accounting Policies and Estimates

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The SEC defines “critical accounting policies” as those that require application of our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are more fully described in the notes to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2011. Certain accounting policies, as more fully described under “Critical Accounting Policies and Estimates” included in the Management’s Discussion and Analysis of our 2011 Form 10-K, are those which we believe are most critical in fully understanding and evaluating our reported financial results, and are areas in which our judgment in selecting an available alternative might produce a materially different result. There have been no significant changes to our critical accounting policies since December 31, 2011, other than described as follows:

Estimates related to the acquisition of Core Oncology Customer Base.   On February 17, 2012, we acquired Core Oncology’s prostate brachytherapy customer base.  This transaction is expected to substantially increase our share of the iodine-125 segment of the prostate brachytherapy market.  In addition to the customer base, we also acquired certain packaging technologies, equipment related to the packaging technologies, and certain existing component inventory. We did not acquire Core’s facilities, manufacturing equipment or processes, or Core’s employees.  The total purchase price for the acquired assets is equal to one times the actual revenue generated from the acquired customers over the twelve-month period from September 2012 to August 2013, in excess of a $2.5 million Threshold Amount.  We paid $3.8 million in cash as a prepayment of a portion of the earn-out at closing (and also incurred $300,000 of transaction costs) and will make six quarterly earn-out payments thereafter, beginning in June 2012 and ending in September 2013.  Each quarterly earn-out payment is based upon that quarter’s revenue from the acquired customers, reduced by a portion of the Threshold Amount and by a portion of the prepayment made at closing. The final earn-out payment is calculated as one times the revenue actually recognized from the acquired customer base over the twelve-month period from September 2012 to August 2013 in excess of the total Threshold Amount, reduced by the prepayment and the cumulative amount of all previous earn-out payments made.  Based on our current estimates, we expect to make aggregate payments of $5.2 million over the next 18 months (through September 2013) for this earn-out based acquisition, representing a total purchase price of $9.3 million, including transaction costs.  However, we estimate that the total purchase price may range from $7.5 million to $10.5 million.

We accounted for this transaction as an asset acquisition and, accordingly, have recorded the assets acquired at estimated total cost, including transaction costs.  Current assets were recorded at fair value.  The remaining total cost was allocated to non-current assets based on their relative fair values.

The assets acquired were recorded at the total estimated cost of $9.3 million, of which $8.7 million was allocated to long-term intangible assets with a weighted average life of 6.7 years.  These estimates were based upon our forecast of the expected total purchase price.  Our estimates of the expected total purchase price of these assets may change based on, among other things, changes in forecasted revenues to be recognized from the acquired customers.  Any changes in these estimates will cause changes in the carrying values of the non-current acquired assets and the resulting expenses charged to our earnings from these assets (primarily amortization of intangible assets).  Such changes may be material to our results of operations, cash flows, and financial position.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Significant factors affecting the management of our liquidity are: cash flows generated from operating activities, capital expenditures, operational investments to support growth (such as research and development programs), and acquisitions of businesses and technologies.

We had cash, cash equivalents, and marketable securities of $38.3 million at March 31, 2012 compared to $41.2 million at December 31, 2011.

Cash provided by operations was $2.4 million and $287,000 for the first quarter of 2012 and 2011, respectively. Cash provided by operations consists of net earnings plus non-cash expenses such as depreciation, amortization, deferred income taxes and changes in balance sheet items such as accounts receivable, inventories, prepaid expenses and payables.  The increase in cash from operations from the first quarter of 2011 is mainly due to less cash absorbed by accounts receivable, income taxes and accounts payable and accrued expenses in the 2012 period.  These items were partially offset by a larger increase in inventory in the 2012 period.

Cash used by investing activities was $4.3 million for the first quarter of 2012.  We used $4.1 million for the acquisition of the Core customer base in the first quarter of 2012, including transaction costs.  We expect to use approximately $5.2 million in cash for remaining earn-out payments and transaction costs estimated to be paid over the next 18 months for the acquisition of the Core customer base.  See “Acquisition of Core Oncology’s Prostate Brachytherapy Customer Base” above.  Capital expenditures, net of the acquisition of the Core customer base, totaled $329,000 and $696,000 during the first quarter of 2012 and 2011, respectively.  During the first quarter of 2011 we implemented our new ERP system at a third location.  We expect to complete the ERP implementation at our one remaining location over the next twelve months. We expect our capital expenditures for the full year of 2012 excluding the Core transaction to be approximately $1.5 million to $2.0 million as we complete the implementation of our ERP system and continue our investments to support growth in the surgical products segment and maintain the brachytherapy segment.  However, the timing and amounts of capital expenditures are subject to fluctuation depending upon opportunities we may identify.

Included in cash used by financing activities was $834,000 of principal repayments on our outstanding borrowings in accordance with the terms of our credit facility for both the first quarter of 2012 and 2011, respectively. The terms of our credit agreement require monthly principal payments of $278,000 through June 1, 2012.

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

Credit Agreement

We have a Credit Agreement with a financial institution which provides for up to $30 million of borrowings under a revolving credit facility (the “Revolver”) and a $10 million term loan (the “Term Loan”).  The Revolver matures on October 31, 2012 with interest payable at the London Interbank Offered Rate (“LIBOR”) plus 2.25%.  Maximum borrowings under the Revolver can be increased to $40 million with the prior approval of the lender under an accordion feature.  The Revolver also provides for a $5 million sub-limit for trade and stand-by letters of credit.  Letters of credit totaling $946,000, representing decommission funding required by the Georgia Department of Natural Resources, were outstanding under the Credit Agreement as of March 31, 2012. The Term Loan is payable in thirty-six equal monthly installments of $278,000 plus interest at LIBOR plus 1.75%, through June 1, 2012.  The Credit Agreement is unsecured, but provides for a lien to be established on substantially all of our assets upon certain events of default.  The Credit Agreement contains representations and warranties, as well as affirmative, reporting and negative covenants customary for financings of this type.  Among other things, the Credit Agreement restricts the incurrence of certain additional debt and requires the maintenance of certain financial ratios, including a minimum fixed charge coverage ratio, a maximum liabilities to tangible net worth ratio, and the maintenance of minimum liquid assets of $10 million, as all such ratios and terms are defined in the Credit Agreement.  On February 17, 2012, we amended the Credit Agreement to modify the fixed charge coverage ratio to include earn-out payments made in connection with the acquisition of assets or businesses in the numerator of the fixed charge coverage ratio calculation.  We were in compliance with all covenants, as amended, at March 31, 2012.

We intend to seek renewal or replacement of this Credit Agreement during 2012.  However, U.S. and global market and economic conditions continue to be unpredictable, especially for small businesses.  Many financial institutions have become more selective when providing credit.  These and other factors could adversely affect our ability to renew or replace this credit facility on terms as favorable as the current credit facility.

We also have certain interest rate swap agreements to manage our variable interest rate exposure.  We entered into a floating to fixed rate swap with respect to the entire principal amount of the Term Loan, at a fixed interest rate of 3.27%, and a separate floating to fixed rate swap with respect to $6 million of the principal amount outstanding under the Revolver, at a fixed interest rate of 4.26%.  Both interest rate swaps expire on June 1, 2012.  Our weighted average effective interest rate at March 31, 2012 was 3.0%.

Medicare Developments

Prior to 2010, Medicare provided reimbursement for brachytherapy seeds under the “charges adjusted to costs” methodology, which is based on the actual invoiced cost of the seeds and which we sometimes refer to as a “pass-through” methodology. CMS published a final hospital OPPS on November 20, 2009 with fixed prospective payment rates for brachytherapy seeds.  This fixed OPPS, which we sometimes refer to as “fixed reimbursement”, went in effect on January 1, 2010 and fixes the per seed rate at which Medicare reimburses hospitals for the purchase of seeds. Under the fixed OPPS, CMS establishes the fixed per seed rate on an annual basis.  From time to time we expect to continue to support efforts that urge Congress and CMS to replace this “fixed reimbursement” rule by returning to the “pass-through” reimbursement policies which existed prior to 2010. Fixed reimbursement policies at CMS can be expected to lead to pricing pressure from hospitals and other healthcare providers, and to have an adverse effect on our brachytherapy revenue.  The extent of the effect is impossible for us to predict, especially when fixed reimbursement policies coincide with 1) competition from competing technologies for the treatment of early stage prostate cancer, which enjoy favorable CMS reimbursement rates even though these are less proven technologies and 2) uncertainties regarding the implementation and impact of healthcare reform generally.

Other Regulatory Developments

In August 2011, the Budget Control Act of 2011 was enacted into law to increase the federal debt ceiling. The law provided for spending cuts of nearly $1 trillion over the next 10 years, including proposed cuts to Medicare providers generally. The law further created a Congressional committee that was given a deadline of November 23, 2011 to develop recommendations for further reducing the federal deficit by another $1.2 trillion over 10 years. The committee was unable to agree on a plan by the November deadline, and as a result, automatic spending cuts, including a likely 2% cut to Medicare providers generally, will become effective beginning in 2013 unless further legislation is enacted. Medicaid is exempted from the automatic cuts. Any cuts to Medicare reimbursement which affect our products could have a material adverse effect on our business and/or our results of operations.

In March 2010, significant reforms to the healthcare system were adopted in the form of the Patient Protection and Affordable Care Act (the “PPACA”). The PPACA includes provisions that, among other things, reduce and/or limit Medicare reimbursement to certain providers, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes. Specifically, the law requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on U.S. sales of most medical devices beginning in 2013.  Some members of Congress are working to repeal the tax. While we continue to evaluate the impact of this tax on our overall business, if this tax had been applicable to all of our product sales this would have equated to an excise tax of approximately $2 million in 2011. This revenue-based tax, if it becomes effective, will have a material impact on our results of operations and financial condition.

CMS has published proposed regulations that would implement provisions in PPACA related to disclosure of payments made by manufacturers to physicians and teaching hospitals.  Because we manufacture a number of devices that are covered by the regulations, all payments that we make to physicians and teaching hospitals would be subject to this reporting requirement even if the payment relates to a device that is not considered a covered device.   CMS has accepted public comments on the proposed regulations and will publish final regulations at some point in the future.  The tracking and reporting of these payments could have an adverse impact on our business and/or results of operations and on our relationships with customers and potential customers.

In addition to the PPACA, various healthcare reform proposals have also emerged at the state level. Like the PPACA, these proposals could reduce medical procedure volumes and impact the demand for our products or the prices at which we sell our products. The impact of  these proposals could have a material adverse effect on our business and/or results of operations.

Forward Looking and Cautionary Statements

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding sales, expected impact of the acquisition of Core’s prostate brachytherapy customer base, marketing and distribution efforts, ordering patterns of customers and our ability to fill our backlog, our expectation regarding changes in product mix and sales channels, with sales through OEM channels generally carrying a relatively lower gross profit margin and sales through distributor channels generally carrying a somewhat higher gross profit margin, effects of healthcare reform, third-party reimbursement, CMS policy, sales mix, effectiveness and continuation of non-exclusive distribution agreements, anticipated growth in the surgical products business segment, the increasing scale of our surgical products business, future cost of sales and gross margins, R&D efforts and expenses, investment in additional personnel, infrastructure and capital assets, implementation of a new ERP system, future SG&A expenses, potential new products and opportunities, future results in general, plans and strategies for continuing diversification, valuation of marketable securities and cash equivalents we may hold, and the sufficiency of our liquidity and capital resources.

Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the following factors. You should not consider this list to be a complete statement of all potential risks and uncertainties:
●	changes in the U.S. healthcare industry and regulatory environment;
●	competition;
●	ability to successfully retain acquired customers;
●	new product development cycles;
●	development and growth of new applications within our markets;
●	changes in FDA regulatory approval processes;
●	effectiveness and execution of marketing and sales programs, including those of our distributors;
●	changes in third-party reimbursement, including CMS and private payors;

●	potential changes in product pricing;
●	changes in costs and availability of materials and other operating costs;
●	continued acceptance of our products in the marketplace;
●	changes in demand for products;
●	our ability to meet customer demands and/or the need to incur additional costs and inefficiencies to meet such demand;
●	a reduction in the number of procedures utilizing our devices caused by cost containment pressures, alternative therapies, or by other reasons;
●	our ability to successfully identify, consummate and integrate strategic acquisitions or otherwise capitalize on opportunities for growth;
●	increased costs or product delays required to comply with existing and changing regulations applicable to our businesses, operations and products;
●	effectiveness of implementation of our new ERP system;
●	ability to realize our estimate of fair value upon sale or liquidation of cash, cash equivalents and marketable securities that we may hold;
●	retention of key employees;
●	damage to one or more of our facilities;
●	volatility in U.S. and global financial markets;
●	substantial defaults in payments or a material reduction in purchases by, or loss of, a large customer;
●	changes in circumstances that could impair our intangible assets;
●	new or revised tax legislation or challenges to our tax positions;
●	changes in accounting principles generally accepted in the United States of America;
●	general economic conditions, including changes in the financial markets that may affect the availability and cost of credit to us, our customers or our suppliers; and
●	the other factors set forth or incorporated by reference under “Risk Factors” in our 2011 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The quantitative and qualitative disclosures about market risk are discussed in Item 7A in our 2011 Annual Report on Form 10-K. There have been no material changes in information reported since the year ended December 31, 2011.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012, the end of the period covered by this report.

During the first quarter of 2012, we continued development of a corporate-wide ERP system.  Our new ERP system is expected to standardize and automate business processes, to improve operational and financial performance, and to enhance internal controls.

No changes in our internal control over financial reporting were identified as having occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Further changes in our internal control over financial reporting are expected as we complete the implementation of our new ERP system at one remaining location.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to certain legal proceedings and claims in the ordinary course of business. We currently are not aware of any such legal proceedings or claims that we believe will have, individually or in aggregate, a material adverse effect on our business, financial condition, or operating results.

Item 1A. Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results, should be carefully considered. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits

Exhibit No.	Title

2.1	Asset Purchase Agreement by and Between Theragenics Corporation and Core Oncology, Inc. (Confidential treatment has been requested from the SEC for certain portions of this exhibit)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 in XBRL (eXtensible Business Reporting Language).  Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT:

THERAGENICS CORPORATION

Date: May 14, 2012	By:	/s/ M. Christine Jacobs
M. Christine Jacobs
Chief Executive Officer

Date: May 14, 2012	By:	/s/ Francis J. Tarallo
Francis J. Tarallo
Chief Financial Officer