Form 10-Q
period 2012-06-30
THERAGENICS CORP
filed 2012-08-13
CIK 795551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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
YES ☐   NO ☒

As of August 6, 2012 the number of shares of $0.01 par value common stock outstanding was 29,978,900.

THERAGENICS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUE
Product sales	$21,313	$20,968	$42,292	$40,706
License and fee income	643	568	1,247	1,083
	21,956	21,536	43,539	41,789
COST OF SALES	13,942	12,828	26,916	25,114
GROSS PROFIT	8,014	8,708	16,623	16,675

OPERATING EXPENSES
Selling, general and administrative	5,378	5,546	11,279	11,393
Amortization of purchased intangibles	1,006	698	1,861	1,396
Research and development	312	460	589	995
Loss on sale of equipment	3	1	3	2
	6,699	6,705	13,732	13,786
EARNINGS FROM OPERATIONS	1,315	2,003	2,891	2,889

OTHER INCOME (EXPENSE)
Interest income	36	43	74	83
Interest expense	(155)	(186)	(319)	(363)
Other	1	2	2	3
	(118)	(141)	(243)	(277)
EARNINGS BEFORE INCOME TAXES	1,197	1,862	2,648	2,612
Income tax expense	359	677	876	969

NET EARNINGS	$838	$1,185	$1,772	$1,643

EARNINGS PER SHARE:
Basic	$0.02	$0.04	$0.05	$0.05
Diluted	$0.02	$0.04	$0.05	$0.05
WEIGHTED AVERAGE SHARES:
Basic	33,655	33,418	33,594	33,378
Diluted	34,204	33,753	34,099	33,707

COMPREHENSIVE EARNINGS
Net earnings	$838	$1,185	$1,772	$1,643
Other comprehensive earnings, net of taxes
Reclassification adjustment for gain included in net earnings	(1)	—	(1)	—
Unrealized gains on securities arising during the period	48	13	48	19
Total other comprehensive earnings	47	13	47	19
Total comprehensive earnings	$885	$1,198	$1,819	$1,662

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	June 30, 2012 (Unaudited)	December 31, 2011
ASSETS CURRENT ASSETS
Cash and cash equivalents	$28,117	$29,553
Marketable securities	10,576	11,625
Trade accounts receivable, less allowance of $584 in 2012 and $2,757 in 2011	11,865	11,375
Inventories	16,477	15,771
Deferred income tax asset	1,199	2,028
Refundable income taxes	—	401
Prepaid expenses and other current assets	1,132	985
TOTAL CURRENT ASSETS	69,366	71,738

Property and equipment, net	33,751	34,519
Intangible assets, net	16,274	9,459
Deferred income tax asset – long term	500	—
Other assets	73	102

TOTAL ASSETS	$119,964	$115,818

LIABILITIES & SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,011	$1,816
Accrued salaries, wages and payroll taxes	2,410	2,861
Short-term borrowings	22,000	23,667
Earn-out payable – current	3,515	—
Income taxes payable	60	—
Other current liabilities	1,183	1,104
TOTAL CURRENT LIABILITIES	31,179	29,448

Earn-out payable – long term	817	—
Deferred income taxes	—	1,043
Asset retirement obligations	839	807
Other long-term liabilities	713	398
TOTAL LIABILITIES	33,548	31,696

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, authorized 100,000 shares of $0.01 par value, issued and outstanding, 34,730 in 2012 and 33,991 in 2011	347	340
Additional paid-in capital	75,173	74,705
Retained earnings	10,865	9,093
Accumulated other comprehensive gain (loss)	31	(16)
TOTAL SHAREHOLDERS’ EQUITY	86,416	84,122

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$119,964	$115,818

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$1,772	$1,643
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,120	3,592
Deferred income taxes	(714)	(105)
Provision for allowances	59	383
Share-based compensation	439	361
Change in fair value of interest rate swaps	(57)	(60)
Decommissioning retirement liability	32	29
Loss on sale of equipment	3	2
Gain on sale of marketable securities	(1)	—
Changes in assets and liabilities:
Accounts receivable	(546)	(1,495)
Inventories	(456)	(1,550)
Prepaid expenses and other current assets	(147)	(53)
Trade accounts payable	195	96
Accrued salaries, wages and payroll taxes	(451)	341
Income taxes payable	461	462
Other current liabilities	(60)	(195)
Other	286	(56)
Net cash provided by operating activities	4,935	3,395

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of property and equipment	(982)	(1,304)
Cash paid for acquisition of Core Oncology customer base	(4,755)	—
Proceeds from sale of property and equipment	—	5
Purchases of marketable securities	(3,271)	(7,743)
Maturities of marketable securities	4,079	5,955
Proceeds from sales of marketable securities	189	—
Net cash used by investing activities	(4,740)	(3,087)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of borrowings	(1,667)	(1,667)
Employee stock purchase plan	36	27
Retirement of common stock	—	(14)
Net cash used by financing activities	(1,631)	(1,654)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(1,436)	$(1,346)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	29,553	29,674
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,117	$28,328

SUPPLEMENTARY CASH FLOW DISCLOSURE:
Interest paid	$361	$417
Income taxes paid	$1,128	$613

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired from the Core transaction	$4,582	$—
Liability for property and equipment acquired	$36	$63

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
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

We are a medical device company serving the surgical products and cancer treatment markets, operating in two business segments. Our surgical products business consists of wound closure, vascular access, and specialty needle products.  Wound closure includes sutures, needles, and other surgical products.  Vascular access includes introducers, guidewires, and related products.  Specialty needles include coaxial, biopsy, spinal and disposable veress needles, access trocars, and other needle based products.  Our surgical products segment serves a number of markets and applications, including among other areas, interventional cardiology, interventional radiology, vascular surgery, orthopedics, plastic surgery, dental surgery, urology, veterinary medicine, pain management, endoscopy, and spinal surgery.  Our brachytherapy business manufactures, markets and distributes “seeds” used primarily in the minimally invasive treatment of localized prostate cancer.  Our brachytherapy product line includes our palladium-103 based TheraSeed® device, our iodine-125 based AgX100™ device and other related products and services.

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

The total purchase price for the acquired assets is equal to one times the actual revenue generated from the acquired customers over the twelve-month period from September 2012 to August 2013, in excess of a $2.5 million Threshold Amount.  Through June 30, 2012 we have paid $4.8 million in cash for this transaction, primarily consisting of prepayment of a portion of the earn out at closing in February, the first earn-out payment made in June and transaction costs.   We have five quarterly earn-out payments remaining ending in September 2013.  Each quarterly earn-out payment is based upon that quarter’s revenue from the acquired customers, reduced by a portion of the Threshold Amount and by a portion of the prepayment made at closing. The final earn-out payment is calculated as one times the revenue actually recognized from the acquired customer base over the twelve-month period from September 2012 to August 2013 in excess of the total Threshold Amount, reduced by the prepayment and the cumulative amount of all previous earn-out payments made.  Based on our current estimates, we expect to make additional payments of $4.6 million in the aggregate over the next five quarters (through September 2013) for this earn-out based acquisition, representing a total purchase price of $9.3 million, including transaction costs.  However, we estimate that the total purchase price may range from $7.5 million to $10.5 million.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

We accounted for this transaction as an asset acquisition and, accordingly, have recorded the assets acquired at estimated total cost, including transaction costs.  Current assets were recorded at fair value.  The remaining total cost was allocated to non-current assets based on their relative fair values. The following preliminary amounts were recorded (in thousands):

	Amount	Estimated Life
Inventory	$253
Developed technology equipment	325	7 years
Intangibles
Customer relationships	7,898	7 years
Non-compete agreements	669	5 years
Developed technology	192	1.5 years
	8,759	6.7 years

Total estimated cost of assets acquired	$9,337

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

At December 31, 2011, we had accounts receivable due from Core totaling $2.2 million (the “Core Accounts Receivable”), for which an allowance had been established (see Note H), and a related current deferred tax asset of approximately $800,000 was recorded. In connection with the acquisition of the Core customer base, we released Core from any claims related to the Core Accounts Receivable.  However, for income tax purposes this amount is accounted for as an increase in the tax basis of the acquired assets, which are primarily long-term intangible assets.  Accordingly, the deferred tax asset associated with the acquired intangible assets has been recorded as a long-term deferred tax asset at June 30, 2012.  In addition, we considered the fair value of the Core Accounts Receivable as of the date of acquisition and, based on our understanding of Core’s financial condition, concluded that such fair value was immaterial.

NOTE C – MODIFIED DUTCH AUCTION TENDER OFFER

On June 12, 2012, we announced the commencement of a modified “Dutch Auction” tender offer to repurchase up to $10.0 million of our common stock.  The offer period expired on July 11, 2012. On July 17, 2012 we repurchased 4,761,904 shares of our common stock for a total cost of $10.0 million, or $2.10 per share, excluding transaction costs.  The purchase price was funded from cash on hand and the shares repurchased represented approximately 14% of our issued and outstanding common stock at that time.  We did not acquire any stated or unstated rights or privileges in connection with the repurchase of this common stock and, accordingly, the entire purchase price of $10.4 million, including transaction costs, will be accounted for as treasury stock.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

NOTE D – FINANCIAL INSTRUMENTS AND FAIR VALUE

Financial Instruments

We are exposed to certain risks relating to our ongoing business operations. Prior to June 1, 2012 when our interest rate swaps expired, we managed our interest rate risk using interest rate swaps associated with outstanding borrowings under our credit agreement since our interest rates are floating rates based on LIBOR.  Our interest rate swaps were intended to convert a portion of our floating rate debt to a fixed rate.  We did not use interest rate swaps for speculative or trading purposes.  We hold no other derivative financial instruments.  Our interest rate swaps were recorded as liabilities at fair value on our condensed consolidated balance sheets.  We entered into interest rate swaps that were designed to hedge our interest rate risk but are not designated as “hedging instruments”, as defined under guidance issued by the Financial Accounting Standards Board (“FASB”).  Changes in the fair value of these instruments were recognized as interest expense on our condensed consolidated statement of comprehensive earnings.

A roll forward of the notional value of our interest rate swaps is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance, beginning of the period	$6,833	$10,166	$7,667	$11,000
New contracts	—	—	—	—
Matured contracts	(6,833)	(833)	(7,667)	(1,667)
Balance, end of the period	$—	$9,333	$—	$9,333

The location and fair value of our derivative financial instruments not designated as hedging instruments in our condensed consolidated balance sheets were as follows (in thousands):

Type	Maturity	Balance Sheet Location	June 30, 2012	December 31, 2011
Interest rate swaps	June 2012	Other current liabilities	$—	$57

The following table includes information about gains and losses recognized on our derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of comprehensive earnings (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Location of Loss (Gain) Recognized in Income
	2012	2011	2012	2011
Periodic settlements	$29	$40	$60	$73	Interest expense
Change in fair value	$(29)	$(27)	$(57)	$(60)	Interest expense

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

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

We had the following assets (liabilities) measured at fair value on a recurring basis subject to disclosure requirements (in thousands):

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2012
Money market funds	$166	$—	$—	$166
Marketable securities	10,576	—	—	10,576
Total assets	$10,742	$—	$—	$10,742

December 31, 2011
Money market funds	$8,483	$—	$—	$8,483
Marketable securities	11,625	—	—	11,625
Total assets	$20,108	$—	$—	$20,108

Interest rate swaps liability	$—	$(57)	$—	$(57)

Our interest rate swaps were contracts with our financial institution and were not contracts that could be traded in a ready market.   We estimated the fair value of our interest rate swaps based on, among other things, discounted cash flows based upon current market expectations about future amounts, yield curves, and mid-market pricing.  Accordingly, we classified our interest rate swap agreements as Level 2.  Due to the uncertainty inherent in the valuation process, such estimates of fair value may have differed significantly from the values that would have been used had a ready market for our interest rate swaps existed.

Financial Instruments Not Measured at Fair Value

Our financial instruments not measured at fair value consist of cash and cash equivalents, accounts receivable, and accounts payable, the carrying value of each approximating fair value due to the nature of these accounts. Our financial instruments not measured at fair value also include borrowings under our credit agreement.  We estimate the fair value of outstanding borrowings under our credit agreement based on the current market rates applicable to borrowers with credit profiles similar to us (level 2).  We estimate that the carrying value of our borrowings approximates fair value at June 30, 2012.

There were no nonfinancial assets or nonfinancial liabilities measured at fair value at June 30, 2012 or December 31, 2011.

NOTE E - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. Market is replacement cost or net realizable value. We estimate reserves for inventory obsolescence based on our judgment of future realization. Inventories were comprised of the following (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$7,725	$7,756
Work in process	4,095	3,724
Finished goods	4,359	3,988
Spare parts and supplies	918	920
	17,097	16,388
Allowance for obsolete inventory	(620)	(617)
Inventories, net	$16,477	$15,771

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

NOTE F – INCOME TAXES

Our effective income tax rates, which include federal and state income taxes, were approximately 30% and 33% for the three and six months ending June 30, 2012, respectively.  Our tax rates were lower than taxes computed at the statutory rates primarily due to the domestic production deduction for income tax purposes.

NOTE G - SHARE-BASED COMPENSATION

Restricted Stock

A summary of activity in non-vested restricted stock awards during the first six months of 2012 follows (shares in thousands):

	Shares	Weighted average grant date fair value
Non-vested at January 1, 2012	531	$1.65
Granted	710	1.57
Vested	(190)	1.74
Forfeited	—	—
Non-vested at June 30, 2012	1,051	$1.58

Fair value of restricted shares granted to employees and directors is based on the fair value of the underlying common stock at the grant date.  Compensation expense related to restricted stock totaled approximately $193,000 and $315,000 for the three and six months ended June 30, 2012, respectively, and $91,000 and $178,000 for the three and six months ended June 30, 2011, respectively. As of June 30, 2012, there was approximately $1,173,000 of unrecognized compensation cost related to the restricted shares, which is expected to be recognized over a weighted average period of 2.1 years.  The total fair value of restricted stock vested was approximately $303,000 and $232,000 for the six months ended June 30, 2012 and 2011, respectively.

NOTE H - DISTRIBUTION AGREEMENTS AND MAJOR CUSTOMERS

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

Major Customers

Sales to Bard under the Bard Agreement represented approximately 23% and 26% of total brachytherapy seed segment revenue for the three and six months ended June 30, 2012, respectively, and 27% and 28% of total brachytherapy seed segment revenue for the three and six months ended June 30, 2011, respectively. Our surgical products segment also sells to Bard. Total consolidated sales to Bard, including sales in our brachytherapy seed segment and our surgical products segment, were less than 10% of consolidated revenue for the three and six months ended June 30, 2012 and 10% and 11% for the three and six months ended June 30, 2011, respectively.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

Accounts receivable from Bard represented approximately 16% of brachytherapy accounts receivable and less than 10% of consolidated accounts receivable at June 30, 2012. At December 31, 2011, accounts receivable from Bard under the Bard Agreement represented approximately 19% of brachytherapy accounts receivable and less than 10% of consolidated accounts receivable.

Core Oncology became an additional non-exclusive distributor of TheraSeed® in January 2010.  In February 2011, we terminated our agreement with Core due to Core’s failure to satisfy its financial obligation to us in accordance with the contractual terms of the agreement. Core had been attempting to become current with amounts due to us.  However, litigation filed against Core by a third party in January 2011 created what we viewed as an unacceptable level of uncertainty surrounding Core’s ability to satisfy their financial obligations to us for both current and ongoing sales.  Subsequent to termination of the agreement, we continued to supply TheraSeed® to Core on a prepaid basis.  Sales to Core in our brachytherapy segment totaled approximately 13% and 10% of total brachytherapy seed segment revenue for the three and six months ended June 30, 2011, respectively.  In the latter half of 2011, certain customers who previously purchased TheraSeed® through Core began purchasing either from us on a direct basis or through one of our other TheraSeed® distributors. At December 31, 2011 an allowance for doubtful accounts was established for the entire amount of accounts receivable due from Core, which totaled $2.2 million (the “Core Accounts Receivable”).  On February 17, 2012, we acquired Core’s prostate brachytherapy customer base.  See Note B.  In connection with the acquisition of the Core customer base on February 17, 2012, we released Core from all claims existing at that date, including the Core Accounts Receivable.  Accordingly, the $2.2 million for which an allowance had been established was written off as uncollectible in 2012.

NOTE I - SEGMENT REPORTING

We are a medical device company serving the surgical product and cancer treatment markets, operating in two business segments. Our surgical products business consists of wound closure, vascular access, and specialty needle products.  Our brachytherapy seed business produces, markets, and distributes “seeds” used primarily in the minimally invasive treatment of localized prostate cancer.  Our brachytherapy product line includes our palladium-103 TheraSeed® device and our iodine-125 AgX100™ device.

Capital expenditures associated with our new ERP system were reported in our brachytherapy segment previously.  We have changed the manner in which these costs are reported to reflect the segment that received the benefit of these amounts.  This change had no effect on the consolidated amounts previously reported in 2011.

The following tables provide certain information for these segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Surgical products	$15,922	$15,470	$31,416	$29,862
Brachytherapy seed	6,315	6,278	12,635	12,231
Intersegment eliminations	(281)	(212)	(512)	(304)
	$21,956	$21,536	$43,539	$41,789
Earnings from operations
Surgical products	$588	$498	$787	$307
Brachytherapy seed	747	1,517	2,127	2,595
Intersegment eliminations	(20)	(12)	(23)	(13)
	$1,315	$2,003	$2,891	$2,889
Capital expenditures, excluding asset acquisition
Surgical products	$411	$503	$683	$1,127
Brachytherapy seed	242	105	299	177
	$653	$608	$982	$1,304
Depreciation and amortization
Surgical products	$1,214	$1,233	$2,443	$2,434
Brachytherapy seed	923	579	1,677	1,158
	$2,137	$1,812	$4,120	$3,592

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
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

Supplemental information related to significant assets follows (in thousands):

	June 30, 2012	December 31, 2011

Identifiable assets
Surgical products	$72,646	$72,475
Brachytherapy seed	69,522	60,791
Corporate investment in subsidiaries	111,439	111,439
Intersegment eliminations	(133,643)	(128,887)
	$119,964	$115,818
Intangible assets
Surgical products	$8,015	$9,404
Brachytherapy seed	8,259	55
	$16,274	$9,459

Information regarding revenue by geographic regions follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Product sales
United States	$17,876	$18,645	$36,824	$35,851
Europe	2,285	2,009	3,794	4,184
Other foreign countries	1,152	314	1,674	671
	21,313	20,968	42,292	40,706
License and fee income
United States	258	222	505	419
Canada	385	346	742	664
	643	568	1,247	1,083
	$21,956	$21,536	$43,539	$41,789

Foreign sales are attributed to countries based on the location of the customer. The license fees attributed to Canada are with Nordion, a Canadian based company, for the license of our TheraSphere® product.  Less than 10% of all foreign product sales are related to the brachytherapy segment.  All of our long-lived assets are located within the United States.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
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

	Three Months Ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011
Net earnings	$838	$1,185	$1,772	$1,643

Weighted average common shares outstanding	33,655	33,418	33,594	33,378
Incremental common shares issuable under stock options and awards	549	335	505	329
Weighted average common shares outstanding assuming dilution	34,204	33,753	34,099	33,707
Earnings per share
Basic	$0.02	$0.04	$0.05	$0.05
Diluted	$0.02	$0.04	$0.05	$0.05

Diluted earnings per share does not include the effect of certain stock options and awards as their impact would be anti-dilutive. Approximately 978,000 stock options and awards for both the three and six months ended June 30, 2012 were not included in the diluted earnings per share calculation because their effect is antidilutive.  For the three and six months ended June 30, 2011, approximately 1,400,000 and 1,079,000 stock options and awards, respectively, were not included in the diluted earnings per share calculation because their effect is antidilutive.

NOTE K – CONTINGENCIES

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

Our brachytherapy business manufactures, markets and distributes “seeds” used primarily in the minimally invasive treatment of localized prostate cancer.  Our brachytherapy product line includes our palladium-103 based TheraSeed® device, our iodine-125 based AgX100™ device, and other related products and services.  Physicians, hospitals and other healthcare providers, primarily located in the United States, utilize our devices. The majority of TheraSeed® sales are channeled through third-party distributors. We also maintain an in-house sales force that sells TheraSeed® and AgX100™ directly to physicians.  We manufacture the TheraSeed® and the AgX100™ devices.

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

The total purchase price for the acquired assets is equal to one times the actual revenue generated from the acquired customers over the twelve-month period from September 2012 to August 2013, in excess of a $2.5 million Threshold Amount.  Through June 30, 2012 we have paid $4.8 million in cash for this transaction, primarily consisting of prepayment of a portion of the earn out at closing in February, the first earn-out payment made in June and transaction costs.   We have five quarterly earn-out payments remaining ending in September 2013.  Each quarterly earn-out payment is based upon that quarter’s revenue from the acquired customers, reduced by a portion of the Threshold Amount and by a portion of the prepayment made at closing. The final earn-out payment is calculated as one times the revenue actually recognized from the acquired customer base over the twelve-month period from September 2012 to August 2013 in excess of the total Threshold Amount, reduced by the prepayment and the cumulative amount of all previous earn-out payments made.  Based on our current estimates, we expect to make additional payments of $4.6 million in the aggregate over the next five quarters (through September 2013) for this earn-out based acquisition, representing a total purchase price of $9.3 million, including transaction costs.  However, we estimate that the total purchase price may range from $7.5 million to $10.5 million.

Modified Dutch Auction Tender Offer

On June 12, 2012, we announced the commencement of a modified “Dutch Auction” tender offer to repurchase up to $10.0 million of our common stock.  The offer period expired on July 11, 2012. On July 17, 2012 we repurchased 4,761,904 shares of our common stock for a total cost of $10 million, or $2.10 per share, excluding transaction costs.  The purchase price was funded from cash on hand and the shares repurchased represented approximately 14% of our issued and outstanding common stock at that time.  We did not acquire any stated or unstated rights or privileges in connection with the repurchase of this common stock and, accordingly, the entire purchase price of $10.4 million, including transaction costs, will be accounted for as treasury stock.

Medical Device Tax

In March 2010, significant reforms to the healthcare system were adopted in the form of the Patient Protection and Affordable Care Act (the “PPACA”). See our discussion below under “Other Regulatory Developments”. The PPACA includes provisions that, among other things, require the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on U.S. sales of most medical devices beginning in 2013.  Regulations implementing the tax have been proposed, but not finalized.  In addition, some members of Congress are working to repeal the device tax. While we continue to evaluate the impact of this tax on our overall business, if this tax was applicable to all of our product sales this would have equated to an excise tax of approximately $490,000 in the second quarter of 2012 and $973,000 in the first six months of 2012. This revenue-based tax, if it becomes effective, will have a material impact on our consolidated results of operations, cash flows, and financial condition.

Results of Operations

Revenue

Following is a summary of revenue by segment (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change ($)	2012	2011	Change ($)
Revenues by segment:
Surgical products
Product sales	$15,885	$15,448	$437	$31,368	$29,829	$1,539
Licensing and fee income	37	22	15	48	33	15
Total surgical products	15,922	15,470	452	31,416	29,862	1,554

Brachytherapy seed
Product sales	5,709	5,732	(23)	11,436	11,181	255
Licensing and fee income	606	546	60	1,199	1,050	149
Total brachytherapy seed	6,315	6,278	37	12,635	12,231	404

Intersegment eliminations	(281)	(212)	(69)	(512)	(304)	(208)

Consolidated
Product sales	21,313	20,968	345	42,292	40,706	1,586
Licensing and fee income	643	568	75	1,247	1,083	164
Total consolidated	$21,956	$21,536	$420	$43,539	$41,789	$1,750

Surgical Products Segment

Revenue in our surgical products business increased 3% and 5% for the three and six months ended June 30, 2012, respectively, compared to the 2011 periods.  Our customers’ ordering patterns continue to be variable and unpredictable, especially on a quarter to quarter basis.   Revenue in the first half of 2012 benefited from shipments that our customers delayed from the fourth quarter of 2011 and orders that we were unable to ship from our vascular access product line in the fourth quarter of 2011 due to issues with our new ERP system at that location.    These benefits occurred primarily in the first quarter of 2012.

Open orders in our surgical products segment were $13.4 million on June 30, 2012 compared to $13.9 million at December 31, 2011.  Open orders represent firm orders from customers for future delivery.  Open orders are not guaranteed shipments, and they are subject to cancellation or delay.  Backlog in our surgical products business was $582,000 at June 30, 2012 and $379,000 at December 31, 2011.  Backlog represents orders included in open orders on which we have missed promised shipment dates.  We expect our open orders and backlog to continue to vary based on changes in ordering patterns of our larger customers and changes in customer behavior.

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

A significant portion of the products in our surgical business continue to be sold to OEMs and a network of distributors.  Ordering patterns of these customers vary and are difficult to predict. Accordingly, surgical products revenue continues to be subject to fluctuation, especially on a quarter-to-quarter basis.  In addition, revenue has been and will continue to be affected by our customers’ and potential customers’ efforts to manage their supply chains and reduce costs.  All of these factors may cause the fluctuations in our results to be even more volatile from period to period.

Brachytherapy Seed Segment

We sell our TheraSeed® palladium-103 device directly to healthcare providers and to third-party distributors.  We also sell our AgX100TM iodine-125 based device, and other brachytherapy related products, directly to healthcare providers.

Our brachytherapy product sales were flat in the second quarter of 2012 and increased 2% for the first half of 2012 from the comparable 2011 periods.  Incremental revenues from the acquisition of the Core Oncology customer base totaled $1.2 million and $1.8 million for the three and six months ended June 30, 2012, respectively.  See “Acquisition of Core Oncology’s Prostate Brachytherapy Customer Base” above. Excluding the incremental sales to the acquired customers, brachytherapy product revenue, primarily from our TheraSeed® product, declined 21% and 14% for the three and six months ended June 30, 2012, respectively.

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

In May 2012 the U.S. Preventive Services Task Force recommended against routine PSA screenings for healthy men without symptons. We believe this recommendation may have created confusion among men and their families leading to an apparent decline in PSA screening. In addition, we believe there has been an increase in “active surveillance”, a practice where no immediate medical treatment is provided but the physician and patient closely monitor the patient’s cancer for signs that the cancer is growing.  We believe that any recent declines in PSA screenings would lead to a decline in the number of men diagnosed with prostate cancer. Both a decline in the number of PSA screenings and an increase in the proportion of men diagnosed with prostate cancer but not seeking immediate medical treatment would in turn lead to a decline in the number of procedures to treat prostate cancer, including brachytherapy procedures.

We have non-exclusive distribution agreements in place for the distribution of our TheraSeed® device.  Under our third party distribution agreements, we are the exclusive palladium-103 seed supplier for the treatment of prostate cancer for each distributor, and each distributor has the non-exclusive right to sell TheraSeed® in the U.S. and Canada.  Certain agreements also provide distributors with the right to distribute TheraSeed® for the treatment of solid localized tumors other than in the prostate and with rights to distribute to certain locations outside of North America.  Such applications (non-prostate and outside of North America) have not been material and are not expected to become material in the near future. Our principal non-exclusive distribution agreement is with C.R. Bard (“Bard”).  Our agreement with Bard provides for automatic one year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires December 31, 2013 and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2012. Sales to Bard by our brachytherapy segment represented 23% and 26% of total brachytherapy seed segment revenue for the three and six months ended June 30, 2012, respectively, and 27% and 28% of total brachytherapy seed segment revenue for the three and six months ended June 30, 2011, respectively.

Core became an additional non-exclusive distributor of TheraSeed® in January 2010.  In February 2011, we terminated our agreement with Core due to Core’s failure to satisfy its financial obligation to us in accordance with the contractual terms of the agreement. Core had been attempting to become current with amounts due to us.  However, litigation filed against Core by a third party in January 2011 created what we viewed as an unacceptable level of uncertainty surrounding Core’s ability to satisfy their financial obligations to us for both current and ongoing sales.  Subsequent to termination of the agreement, we continued to supply TheraSeed® to Core on a prepaid basis. In the latter half of 2011, certain customers who previously purchased TheraSeed® through Core began purchasing either from us on a direct basis or through one of our other TheraSeed® distributors. In February 2012, we acquired Core’s prostate brachytherapy customer base.  See above under “Acquisition of Core Oncology’s Prostate Brachytherapy Customer Base”. Sales to Core represented 13% and 10% of total brachytherapy seed segment revenue for the three and six months ended June 30, 2011, respectively.

We also currently have other non-exclusive distribution agreements in place for TheraSeed®, none of which represented 10% or more of our brachytherapy seed segment revenues in 2012 and 2011.  We may pursue additional distribution agreements for both palladium-103 and iodine-125 products in an effort to increase market share.  We may also have opportunities to enter certain markets outside of the United States with an iodine-125 device.

We believe that Medicare reimbursement policies have affected the brachytherapy and will continue to affect the brachytherapy market. See “Medicare Developments” below.

License fees in our brachytherapy segment increased 11% and 14% for the three and six months ended June 30, 2012, respectively, over the comparable 2011 periods.   License fees include fees from the licensing of our TheraSphere® product, a medical device used for the treatment of liver cancer.  Licensing fees also include fees related to the licensing of certain intellectual property related to an expandable brachytherapy delivery system that we developed. This agreement, which was executed in May 2008, provides for a minimal non-refundable initial license fee and non-refundable, continuing royalties based upon sales and subject to certain minimums.

Operating income and costs and expenses

Following is a summary of operating income by segment (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change ($)	2012	2011	Change ($)

Surgical products	$588	$498	$90	$787	$307	$480
Brachytherapy seed	747	1,517	(770)	2,127	2,595	(468)
Intersegment eliminations	(20)	(12)	(8)	(23)	(13)	(10)

Consolidated	$1,315	$2,003	$(688)	$2,891	$2,889	$2

Surgical Products Segment

In the second quarter of 2012, operating income in our surgical products segment increased $90,000 or 18% from the second quarter of 2011.  For the first half of 2012, operating income increased $480,000 or 156%, from the first half of 2011.  Our gross profit margins on sales were 34% for both the three and six months ended June 30, 2012, compared to 36% and 35% for the three and six months ended June 30, 2011, respectively.  Gross margins continue to be affected by our sales channel mix. We sell our surgical products primarily to OEM’s and to a network of distributors.  Sales to OEM’s, which typically carry a lower gross profit margin than sales to dealers, have increased relative to total sales over the past several years from 84% in 2009 to 90% in the second quarter of 2012.  Going forward we plan to offset this trend by introducing newer and higher margin products, such as the Galt VTI and Galt Microslide discussed above.

Selling, general and administrative (“SG&A”) costs were 24% and 26% of revenue for the three and six months ended June 30, 2012, respectively, compared to 25% and 26% for the three and six months ended June 30, 2011, respectively.  The first half of 2011 included $218,000 of expenses related to responding to an unsolicited acquisition proposal.

Research and development (“R&D”) expenses decreased $151,000 and $389,000 for the three and six months ended June 30, 2012, respectively, from the comparable 2011 periods.  Our R&D program is intended to focus on product extensions, next generation products, and new products that are complementary to our current product lines and that support our customers’ product lines.  Our R&D program is directed toward 510(k) products that have an established market and not on products that require lengthy and expensive clinical trials. Looking forward, our quarterly results are expected to be affected by the timing of these investments.  We recently introduced two new vascular access products.  See our discussion under “Revenue - Surgical Products Segment” above.

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

●	continued pricing pressure from customers,
●	the implementation of our new, corporate-wide ERP systems,
●	trends of customers making fewer visits to doctors’ offices and the effect on demand for medical devices,
●	the increasing scale of our surgical products business, and
●	the 2.3% excise tax on medical devices under the PPACA.

Brachytherapy Seed Segment

Operating income in our brachytherapy business was $747,000 in the second quarter of 2012 compared to $1.5 million in the second quarter of 2011.  For the six month period operating income was $2.1 million in 2012 and $2.6 million in 2011.    Sales of TheraSeed® decreased $980,000 and $1.2 million for the three and six months ended June 30, 2012, respectively, from the comparable 2011 periods.  Manufacturing expenses related to our TheraSeed® palladium-103 based device tend to be fixed in nature and, accordingly, these declines in revenue had a significant effect on operating income in the 2012 periods. Operating income in our brachytherapy seed business is expected to continue to be highly dependent on sales levels due to the high fixed cost component of our manufacturing operations.  Revenue from the acquired Core customers partially offset the decline in TheraSeed® sales and contributed to operating income in 2012, though margins on iodine-125 based devices are lower than our TheraSeed® devices. We supplied the acquired customer base with iodine-125 based devices under a temporary supply agreement with Core as we transitioned the new customers. Effective July 1, 2012 we began to supply these acquired customers with our internally produced AgX100TM device, which we expect will lower our cost of sales for these customers significantly.

The first half of 2011 included $215,000 of bad debt expense related to amounts due under our prior distribution agreement with Core that was considered uncollectible.  No such bad debt expense was incurred in the 2012 periods.

Other income/expense

A summary of our interest expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest paid or accrued, including loan fees	$193	$220	$393	$445
Fair value adjustment	(29)	(27)	(57)	(60)
Interest capitalized	(9)	(7)	(17)	(22)
Total interest expense	$155	$186	$319	$363

Interest expense paid or accrued, including loan fees, is related to our effective interest rates and the level of our outstanding borrowings under our credit facility.  Fair value adjustments are related to our interest rate swaps.  Such fair value adjustments are unrealized gains or losses and reflect the period to period changes in the estimated fair value of our swaps.  Interest capitalized primarily relates to the development of our ERP system, which was completed in August 2012.  Our weighted average effective interest rate was 2.5% at June 30, 2012.

We managed our interest rate risk using interest rate swaps associated with outstanding borrowings under our credit agreement since our interest rates are floating rates based on LIBOR.  We no longer hold any derivative financial instruments since our interest rate swaps matured in June 2012. Changes in the fair value of our interest rate swaps were recognized as interest expense.

Income tax expense

Our effective income tax rates, which include federal and state income taxes, for the three and six months ending June 30, 2012, were approximately 30% and 33%, respectively, compared to 36% and 37% for the three and six months ending June 30, 2011, respectively.  Our 2012 tax rates were lower than taxes computed at the statutory rates primarily due to the domestic production deduction for income tax purposes.

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

The total purchase price for the acquired assets is equal to one times the actual revenue generated from the acquired customers over the twelve-month period from September 2012 to August 2013, in excess of a $2.5 million Threshold Amount.  Through June 30, 2012 we have paid $4.8 million in cash for this transaction, primarily consisting of prepayment of a portion of the earn out at closing in February, the first earn-out payment made in June and transaction costs.   We have five quarterly earn-out payments remaining ending in September 2013.  Each quarterly earn-out payment is based upon that quarter’s revenue from the acquired customers, reduced by a portion of the Threshold Amount and by a portion of the prepayment made at closing. The final earn-out payment is calculated as one times the revenue actually recognized from the acquired customer base over the twelve-month period from September 2012 to August 2013 in excess of the total Threshold Amount, reduced by the prepayment and the cumulative amount of all previous earn-out payments made.  Based on our current estimates, we expect to make additional payments of $4.6 million in the aggregate over the next five quarters (through September 2013) for this earn-out based acquisition, representing a total purchase price of $9.3 million, including transaction costs.  However, we estimate that the total purchase price may range from $7.5 million to $10.5 million.

We accounted for this transaction as an asset acquisition and, accordingly, have recorded the assets acquired at estimated total cost, including transaction costs.  Current assets were recorded at fair value.  The remaining total cost was allocated to non-current assets based on their relative fair values.

The assets acquired were recorded at the total estimated cost of $9.3 million, of which $8.8 million was allocated to long-term intangible assets with a weighted average life of 6.7 years. These estimates were based upon our forecast of the expected total purchase price.  Our estimates of the expected total purchase price of these assets may change based on, among other things, changes in forecasted revenues to be recognized from the acquired customers.  Any changes in these estimates will cause changes in the carrying values of the non-current acquired assets and the resulting expenses charged to our earnings from these assets (primarily amortization of intangible assets).  Such changes may be material to our results of operations, cash flows, and financial position.

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

We had cash, cash equivalents, and marketable securities of $38.7 million at June 30, 2012 compared to $41.2 million at December 31, 2011.

Cash provided by operations was $4.9 million and $3.4 million during the first six months of 2012 and 2011, respectively. Cash provided by operations consists of net earnings plus non-cash expenses such as depreciation, amortization, deferred income taxes and changes in balance sheet items such as accounts receivable, inventories, prepaid expenses and payables.  While earnings were relatively flat in the 2012 period compared to 2011, the increase in cash from operations is primarily due to additional depreciation and amortization and less cash absorbed by accounts receivable and inventory in the 2012 period.  This was partially offset by cash used for accrued salaries, wages and payroll taxes.

Cash used by investing activities was $4.7 million during the first six months of 2012.  We used $4.8 million for the acquisition of the Core customer base in the first half of 2012, including transaction costs.  We expect to use approximately $4.6 million in cash for remaining earn-out payments and transaction costs estimated to be paid over the next five quarters for the acquisition of the Core customer base.  See “Acquisition of Core Oncology’s Prostate Brachytherapy Customer Base” above.  Capital expenditures, net of the acquisition of the Core customer base, totaled $982,000 and $1.3 million during the first six months of 2012 and 2011, respectively. Capital expenditures in 2012 of $315,000 related to our new ERP system. In August 2012 we completed implementation of our new ERP system at our remaining location, and we expect capital expenditures related to our ERP system to be approximately $70,000 for the remainder of 2012. We expect our capital expenditures for the full year of 2012 excluding the Core transaction, to be approximately $1.5 million to $2.5 million as we complete the implementation of our ERP system and continue our investments to support growth in the surgical products segment and maintain the brachytherapy segment.  However, the timing and amounts of capital expenditures are subject to fluctuation depending upon opportunities we may identify.

Included in cash used by financing activities was $1.7 million of principal repayments on our outstanding borrowings in accordance with the terms of our credit facility for both the first six months of 2012 and 2011. No additional monthly principal payments are due under the terms of our credit agreement.

In July 2012, we used $10.4 million, including $400,000 of transaction costs, to repurchase 4,761,904 shares of our common stock at $2.10 per share in a modified Dutch Auction tender offer.

We may also continue to use cash for the pursuit of additional diversification efforts, such as product development and the purchase of technologies, products or companies.  We believe that current cash and investment balances, our current credit facility (see below) and cash from future operations will be sufficient to meet our current short-term anticipated working capital and capital expenditure requirements. However, continued disruption and instability in the U.S. and global financial markets and worldwide economies, as well as increasing regulations, such as the medical divice tax, may hinder our ability to take advantage of opportunities for long-term growth in our businesses.  In the event additional financing becomes necessary, we may choose to raise those funds through other means of financing as appropriate.

Credit Agreement

We have a Credit Agreement with a financial institution which provides for up to $30 million of borrowings under a revolving credit facility (the “Revolver”) and a $10 million term loan (the “Term Loan”).  The Revolver matures on October 31, 2012 with interest payable at the London Interbank Offered Rate (“LIBOR”) plus 2.25%.  Maximum borrowings under the Revolver can be increased to $40 million with the prior approval of the lender under an accordion feature.  The Revolver also provides for a $5 million sub-limit for trade and stand-by letters of credit.  Letters of credit totaling $946,000, representing decommission funding required by the Georgia Department of Natural Resources, were outstanding under the Credit Agreement as of June 30, 2012. The Term Loan was payable in thirty-six equal monthly installments of $278,000 plus interest at LIBOR plus 1.75%, through June 1, 2012 and has been repaid completely as of June 30, 2012.  The Credit Agreement is unsecured, but provides for a lien to be established on substantially all of our assets upon certain events of default.  The Credit Agreement contains representations and warranties, as well as affirmative, reporting and negative covenants customary for financings of this type.  Among other things, the Credit Agreement restricts the incurrence of certain additional debt and requires the maintenance of certain financial ratios, including a minimum fixed charge coverage ratio, a maximum liabilities to tangible net worth ratio, and the maintenance of minimum liquid assets of $10 million, as all such ratios and terms are defined in the Credit Agreement.  We have amended the Credit Agreement twice during 2012; on February 17 and June 11.  As a result of these amendments, the fixed charge coverage ratio has been modified to include earn-out payments made in connection with the acquisition of assets or businesses in the numerator of the fixed charge coverage ratio calculation; and to exclude up to $10.0 million of share repurchases and up to $400,000 in transaction costs from the numerator of the fixed charge coverage ratio calculation.  We were in compliance with all covenants, as amended, at June 30, 2012.

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

We also had certain interest rate swap agreements to manage our variable interest rate exposure.  We entered into a floating to fixed rate swap with respect to the entire principal amount of the Term Loan, at a fixed interest rate of 3.27%, and a separate floating to fixed rate swap with respect to $6 million of the principal amount outstanding under the Revolver, at a fixed interest rate of 4.26%.  Both interest rate swaps expired on June 1, 2012.  Our weighted average effective interest rate at June 30, 2012 was 2.5%.

Medicare Developments

Prior to 2010, Medicare provided reimbursement for brachytherapy seeds under the “charges adjusted to costs” methodology, which is based on the actual invoiced cost of the seeds and which we sometimes refer to as a “pass-through” methodology. Consistent with proposals that the Centers for Medicare & Medicaid Services (“CMS”) attempted unsuccessfully to implement in prior years, CMS published a final hospital outpatient prospective payment system (“OPPS”) on November 20, 2009 with fixed prospective payment rates for brachytherapy seeds.  This fixed OPPS, which we sometimes refer to as “fixed reimbursement”, went in effect on January 1, 2010 and fixed the per seed rate at which Medicare reimburses hospitals for the purchase of seeds. Under the fixed OPPS, CMS establishes the fixed per seed rate on an annual basis. From time to time, we expect to continue to support efforts that urge Congress and CMS to replace this “fixed reimbursement” rule by returning to the “pass-through” reimbursement policies which existed prior to 2010. Fixed reimbursement policies at CMS have led to pricing pressure from hospitals and other healthcare providers and have had an adverse effect on our brachytherapy revenue.  Additionally in July 2012 CMS published its reimbursement rates for 2013, which include a 5% to 7% decline in the reimbursement rate for palladium-103 based devices and a small increase for iodine-125 based devices. The extent of the effect of fixed reimbursement and changes in reimbursement rates is uncertain, especially in view of 1) an industry-wide decline in brachytherapy procedures being experienced due, at least in part, to favorable CMS reimbursement rates enjoyed by alternative, less proven technologies for early stage prostate cancer treatment, 2) uncertainties regarding the implementation and impact of healthcare reform generally, and 3) potential reduced PSA testing of healthy men. These factors could have an adverse effect on brachytherapy revenue.

Other Regulatory Developments

In March 2010, significant reforms to the healthcare system were adopted in the form of the Patient Protection and Affordable Care Act (the “PPACA”). The PPACA includes provisions that, among other things, reduce and/or limit Medicare reimbursement to certain providers, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes. Specifically, the law requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on U.S. sales of most medical devices beginning in 2013. Some members of Congress are working to repeal certain provisions of the PPACA, including the medical device tax. While we continue to evaluate the impact of this tax on our overall business, if this tax had been applicable to all of our product sales this would have equated to an excise tax of approximately $2 million in 2011 and $973,000 in the first half of 2012. This revenue-based tax, if it becomes effective, will have a material impact on our consolidated results of operations,  financial condition, and cash flows. Other provisions of the PPACA, such as requirements relating to employee health insurance, can be expected to increase our operating costs.

CMS has published proposed regulations that would implement provisions in PPACA related to disclosure of payments made by manufacturers to physicians and teaching hospitals.  Because we manufacture a number of devices that are covered by the regulations, all payments that we make to physicians and teaching hospitals would be subject to this reporting requirement even if the payment relates to a device that is not considered a covered device.   CMS has accepted public comments on the proposed regulations and will publish final regulations at some point in the future.  The tracking and reporting of these payments could have an adverse impact on our business and/or consolidated results of operations and financial condition and on our relationships with customers and potential customers.

In addition to the PPACA, various healthcare reform proposals have also emerged at the state level. Like the PPACA, these proposals could reduce medical procedure volumes and impact the demand for our products or the prices at which we sell our products. The impact of these proposals could have a material adverse effect on our business and/or consolidated results of operations and financial condition.

In August 2011, the Budget Control Act of 2011 was enacted into law to increase the federal debt ceiling. The law provided for spending cuts of nearly $1 trillion over the next 10 years, including proposed cuts to Medicare providers generally. The law further created a Congressional committee that was given a deadline of November 23, 2011 to develop recommendations for further reducing the federal deficit by another $1.2 trillion over 10 years. The committee was unable to agree on a plan by the November deadline, and as a result, automatic spending cuts, including a likely 2% cut to Medicare providers generally, will become effective beginning in 2013 unless further legislation is enacted. Medicaid is exempted from the automatic cuts.  Any cuts to Medicare reimbursement which affect our products could have a material adverse effect on our business and/or our consolidated results of operations and financial condition.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012, the end of the period covered by this report.

During 2012, we have continued development of a corporate-wide Enterprise Resource Planning (“ERP”) system.  Our new ERP system is expected to standardize and automate business processes, to improve operational and financial performance, and to enhance internal controls.

No changes in our internal control over financial reporting were identified as having occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Further changes in our internal control over financial reporting are expected as we completed the implementation of our new ERP system at one remaining location in August 2012.

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

Item 6. Exhibits

Exhibit No.	Title

10.1	Form of Non-Competition, Non-Solicitation and Confidentiality Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 7, 2012).

10.2
Third Amendment dated June 12, 2012 and Second Amendment dated February 17, 2012 to the Amended and Restated Credit Agreement dated May 27, 2009 among the Company, C.P. Medical Corporation, Galt Medical Corp., NeedleTech Products, Inc. and Wells Fargo Bank, National Association, successor in interest by merger to Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 12, 2012).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxomony Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT:
THERAGENICS CORPORATION
Date: August 13, 2012	By:	/s/ M. Christine Jacobs
M. Christine Jacobs Chief Executive Officer

Date: August 13, 2012	By:	/s/ Francis J. Tarallo
Francis J. Tarallo Chief Financial Officer