Form 10-Q
period 2012-09-30
THERAGENICS CORP
filed 2012-11-13
CIK 795551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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
YES ☐   NO ☒

As of November 6, 2012 the number of shares of $0.01 par value common stock outstanding was 29,991,990.

THERAGENICS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUE
Product sales	$19,286	$20,500	$61,578	$61,206
License and fee income	630	562	1,877	1,645
	19,916	21,062	63,455	62,851
COST OF SALES	12,472	12,293	39,388	37,407
GROSS PROFIT	7,444	8,769	24,067	25,444

OPERATING EXPENSES
Selling, general and administrative	5,338	5,651	16,617	17,044
Amortization of purchased intangibles	665	698	2,526	2,094
Research and development	281	380	870	1,375
Loss on sale of equipment	—	2	3	4
	6,284	6,731	20,016	20,517
EARNINGS FROM OPERATIONS	1,160	2,038	4,051	4,927

OTHER INCOME (EXPENSE)
Interest income	28	39	102	122
Interest expense	(163)	(166)	(482)	(529)
Other	6	1	8	4
	(129)	(126)	(372)	(403)
EARNINGS BEFORE INCOME TAXES	1,031	1,912	3,679	4,524
Income tax expense	341	771	1,217	1,740

NET EARNINGS	$690	$1,141	$2,462	$2,784

EARNINGS PER SHARE:
Basic	$0.02	$0.03	$0.08	$0.08
Diluted	$0.02	$0.03	$0.07	$0.08
WEIGHTED AVERAGE SHARES:
Basic	29,752	33,442	32,304	33,400
Diluted	30,383	33,727	32,911	33,766

COMPREHENSIVE EARNINGS
Net earnings	$690	$1,141	$2,462	$2,784
Other comprehensive earnings, net of taxes
Reclassification adjustment for gain included in
net earnings	(7)	—	(8)	—
Unrealized gain (loss) on securities	29	(62)	77	(43)
Total other comprehensive earnings	22	(62)	69	(43)
Total comprehensive earnings	$712	$1,079	$2,531	$2,741

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	September 30, 2012 (Unaudited)	December 31, 2011
ASSETS CURRENT ASSETS
Cash and cash equivalents	$20,122	$29,553
Marketable securities	11,648	11,625
Trade accounts receivable, less allowance of $717 in 2012 and $2,757 in 2011	10,371	11,375
Inventories	16,299	15,771
Deferred income tax asset	1,118	2,028
Refundable income taxes	106	401
Prepaid expenses and other current assets	650	985
TOTAL CURRENT ASSETS	60,314	71,738

Property and equipment, net	32,921	34,519
Intangible assets, net	11,882	9,459
Deferred income tax asset	709	—
Other assets	72	102

TOTAL ASSETS	$105,898	$115,818

LIABILITIES & SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,468	$1,816
Accrued salaries, wages and payroll taxes	2,940	2,861
Short-term borrowings	—	23,667
Other current liabilities	1,285	1,104
TOTAL CURRENT LIABILITIES	5,693	29,448

Long-term borrowings	22,000	—
Deferred income taxes	—	1,043
Asset retirement obligations	854	807
Other long-term liabilities	342	398
TOTAL LIABILITIES	28,889	31,696

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, authorized 100,000 shares of $0.01 par value, issued 34,741 in 2012 and 33,991 in 2011	347	340
Additional paid-in capital	75,436	74,705
Retained earnings	11,555	9,093
Accumulated other comprehensive gain (loss)	53	(16)
Common stock in treasury, at cost – 4,762 shares in 2012	(10,382)	—
TOTAL SHAREHOLDERS’ EQUITY	77,009	84,122

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$105,898	$115,818

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$2,462	$2,784
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,893	5,404
Deferred income taxes	(842)	(213)
Provision for allowances	288	452
Share-based compensation	685	560
Decommissioning retirement liability	47	43
Other non-cash gains/losses	(62)	(94)
Changes in assets and liabilities:
Accounts receivable	815	(545)
Inventories	(369)	(2,857)
Prepaid expenses and other current assets	335	52
Trade accounts payable	(348)	496
Accrued salaries, wages and payroll taxes	79	426
Income taxes payable	295	406
Other current liabilities	21	18
Other	(26)	81
Net cash provided by operating activities	9,273	7,013

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of property and equipment	(1,384)	(1,683)
Cash paid for acquisition of Core Oncology customer base	(5,229)	—
Proceeds from sale of property and equipment	—	36
Purchases of marketable securities	(5,612)	(10,147)
Maturities of marketable securities	4,745	6,935
Proceeds from sales of marketable securities	785	187
Net cash used by investing activities	(6,695)	(4,672)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash paid for shares repurchased from tender offer, including transaction costs	(10,382)	—
Repayment of borrowings	(1,667)	(2,500)
Employee stock purchase plan	53	44
Other	(13)	(14)
Net cash used by financing activities	(12,009)	(2,470)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(9,431)	$(129)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	29,553	29,674
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,122	$29,545

SUPPLEMENTARY CASH FLOW DISCLOSURE:
Interest paid	$510	$615
Income taxes paid	$1,764	$1,548

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired from the Core transaction	$250	$—
Liability for property and equipment acquired	$—	$90

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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

We are a medical device company serving the surgical products and cancer treatment markets, operating in two business segments. Our surgical products business consists of wound closure, vascular access, and specialty needle products.  Wound closure includes sutures, needles, and other surgical products.  Vascular access includes introducers, guidewires, and related products.  Specialty needles include coaxial, biopsy, spinal and disposable veress needles, access trocars, radiofrequency devices, implanters, introducer products and other needle based products.  Our surgical products segment serves a number of markets and applications, including among other areas, interventional cardiology, interventional radiology, vascular surgery, orthopedics, plastic surgery, dental surgery, urology, veterinary medicine, pain management, endoscopy, and spinal surgery.  Our brachytherapy business manufactures, markets and distributes “seeds” used primarily in the minimally invasive treatment of localized prostate cancer.  Our brachytherapy product line includes our palladium-103 based TheraSeed® device, our iodine-125 based AgX100™ device and other related products and services.

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

The total purchase price for the acquired assets is equal to one times the actual revenue generated from the acquired customers over the twelve-month period from September 2012 to August 2013, in excess of a $2.5 million Threshold Amount.  Through September 30, 2012 we have paid $5.2 million in cash for this transaction, primarily consisting of prepayment of a portion of the earn out at closing in February and subsequent quarterly earn-out payments.   We have four quarterly earn-out payments remaining through September 2013.  Each quarterly earn-out payment is based upon that quarter’s revenue from the acquired customers, reduced by a portion of the Threshold Amount and by a portion of the prepayment made at closing. The final earn-out payment is calculated as one times the revenue actually recognized from the acquired customer base over the twelve-month period from September 2012 to August 2013 in excess of the total Threshold Amount, reduced by the prepayment and the cumulative amount of all previous earn-out payments made.  Based on our current estimates, we expect to make additional payments for this earn-out based acquisition, representing a total purchase price of $5.5 million, including transaction costs.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

We accounted for this transaction as an asset acquisition and, accordingly, have recorded the assets acquired at estimated total cost, including transaction costs.  Current assets were recorded at fair value.  The remaining total cost was allocated to non-current assets based on their relative fair values. The following preliminary amounts were recorded (in thousands):

	Amount	Estimated Life
Inventory	$258
Developed technology equipment	187	7 years
Intangibles
Customer relationships	4,539	7 years
Non-compete agreements	384	5 years
Developed technology	110	1.5 years
	5,033	6.7 years

Total estimated cost of assets acquired	$5,478

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

Our estimates of the expected total purchase price of these assets may change based on, among other things, changes in forecasted revenues to be recognized from the acquired customers.  Any changes in these estimates will cause changes in the carrying values of the non-current acquired assets and the resulting expenses charged to our earnings from these assets (primarily amortization of intangible assets).  Such changes may be material to our results of operations and financial position.  During the third quarter of 2012 we reduced our estimated total acquisition cost to $5.5 million from $9.3 million recorded in previous quarters.  This reduction was based on a number of factors, including actual results from acquired customers, industry trends and results experienced over the previous six months, and the commencement of our annual budgeting and forecasting processes.

At December 31, 2011, we had accounts receivable due from Core totaling $2.2 million (the “Core Accounts Receivable”), for which an allowance had been established (see Note H), and a related current deferred tax asset of approximately $800,000 was recorded. In connection with the acquisition of the Core customer base, we released Core from any claims related to the Core Accounts Receivable.  However, for income tax purposes this amount is currently accounted for as an increase in the tax basis of the acquired assets, which are primarily long-term intangible assets.  Accordingly, the deferred tax asset associated with the acquired intangible assets has been recorded as a long-term deferred tax asset at September 30, 2012.  In addition, we considered the fair value of the Core Accounts Receivable as of the date of acquisition and, based on our understanding of Core’s financial condition, concluded that such fair value was immaterial.

NOTE C –  CREDIT AGREEMENT

On October 10, 2012, we executed a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with a financial institution.  The Credit Agreement provides for up to $40 million of borrowings under a revolving credit facility (the “Revolver”).  The Revolver matures on October 10, 2015 with interest on outstanding borrowings payable at the London Interbank Offered Rate (“LIBOR”) plus 1.75%. The Revolver also provides for a $5 million sub-limit for trade and stand-by letters of credit. The Credit Agreement is unsecured, but provides for a lien to be established on substantially all of our assets upon certain events of default.  The Credit Agreement contains representations and warranties, as well as affirmative, reporting and negative covenants customary for financings of this type.  Among other things, the Credit Agreement restricts the incurrence of certain additional debt and certain capital expenditures, and requires the maintenance of certain financial ratios, including a minimum fixed charge coverage ratio, a maximum senior liabilities to tangible net worth ratio, and the maintenance of minimum liquid assets of $10 million, as all such ratios and terms are defined in the Credit Agreement.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

This Credit Agreement amended and restated our prior credit agreement, which was scheduled to mature on October 31, 2012 and provided for a $30 million revolving loan with interest payable at LIBOR plus 2.25% and letter of credit commitment.  At September 30, 2012, outstanding borrowings totaled $22 million and outstanding letters of credit totaled approximately $946,000.

NOTE D – FINANCIAL INSTRUMENTS AND FAIR VALUE

Financial Instruments

We are exposed to certain risks relating to our ongoing business operations. Prior to June 1, 2012 when our interest rate swaps expired, we managed our interest rate risk using interest rate swaps associated with outstanding borrowings under our credit agreement since our interest rates are floating rates based on LIBOR.  Our interest rate swaps were intended to convert a portion of our floating rate debt to a fixed rate.  We did not use interest rate swaps for speculative or trading purposes.  We hold no other derivative financial instruments.  Our interest rate swaps were recorded as liabilities at fair value on our condensed consolidated balance sheets.  We entered into interest rate swaps that were designed to hedge our interest rate risk but were not designated as “hedging instruments”, as defined under guidance issued by the Financial Accounting Standards Board (“FASB”).  Changes in the fair value of these instruments were recognized as interest expense on our condensed consolidated statements of comprehensive earnings.

A roll forward of the notional value of our interest rate swaps is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance, beginning of the period	$—	$9,333	$7,667	$11,000
New contracts	—	—	—	—
Matured contracts	—	(833)	(7,667)	(2,500)
Balance, end of the period	$—	$8,500	$—	$8,500

The location and fair value of our derivative financial instruments not designated as hedging instruments in our condensed consolidated balance sheets were as follows (in thousands):

Type	Maturity	Balance Sheet Location	September 30, 2012	December 31, 2011
Interest rate swaps	June 2012	Other current liabilities	$—	$57

The following table includes information about gains and losses recognized on our derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of comprehensive earnings (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Location of Loss (Gain) Recognized in Income
	2012	2011	2012	2011
Periodic settlements	$—	$38	$60	$111	Interest expense
Change in fair value	$—	$(38)	$(57)	$(98)	Interest expense

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

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

We had the following assets (liabilities) measured at fair value on a recurring basis subject to disclosure requirements (in thousands):

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2012
Money market funds	$137	$—	$—	$137
Marketable securities	11,648	—	—	11,648
Total assets	$11,785	$—	$—	$11,785

December 31, 2011
Money market funds	$8,483	$—	$—	$8,483
Marketable securities	11,625	—	—	11,625
Total assets	$20,108	$—	$—	$20,108

Interest rate swaps liability	$—	$(57)	$—	$(57)

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

Financial Instruments Not Measured at Fair Value

Our financial instruments not measured at fair value consist of cash and cash equivalents, accounts receivable, and accounts payable, the carrying value of each approximating fair value due to the nature of these accounts. Our financial instruments not measured at fair value also include borrowings under our credit agreement.  We estimate the fair value of outstanding borrowings under our credit agreement based on the current market rates applicable to borrowers with credit profiles similar to us (level 2).  We estimate that the carrying value of our borrowings approximates fair value at September 30, 2012.

There were no nonfinancial assets or nonfinancial liabilities measured at fair value at September 30, 2012 or December 31, 2011.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

NOTE E - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. Market is replacement cost or net realizable value. We estimate reserves for inventory obsolescence based on our judgment of future realization. Inventories were comprised of the following (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$7,422	$7,756
Work in process	4,082	3,724
Finished goods	4,550	3,988
Spare parts and supplies	961	920
	17,015	16,388
Allowance for obsolete inventory	(716)	(617)
Inventories, net	$16,299	$15,771

NOTE F – INCOME TAXES

Our effective income tax rate, which include federal and state income taxes, was approximately 33% for both the three and nine months ending September 30, 2012.  These tax rates were lower than taxes computed at the statutory rates primarily due to the domestic production deduction for income tax purposes.

NOTE G - SHARE-BASED COMPENSATION

Restricted Stock

A summary of activity in non-vested restricted stock awards during the first nine months of 2012 follows (shares in thousands):

	Shares	Weighted average grant date fair value
Non-vested at January 1, 2012	531	$1.65
Granted	710	1.57
Vested	(190)	1.74
Forfeited	—	—
Non-vested at September 30, 2012	1,051	$1.58

The fair value of restricted shares granted to employees and directors is based on the fair value of the underlying common stock at the grant date.  Non-cash compensation expense related to restricted stock totaled approximately $195,000 and $510,000 for the three and nine months ended September 30, 2012, respectively, and $101,000 and $279,000 for the three and nine months ended September 30, 2011, respectively. As of September 30, 2012, there was approximately $978,000 of unrecognized compensation cost related to the restricted shares, which is expected to be recognized over a weighted average period of 2.0 years.  The total fair value of restricted stock vested during the nine months ended September 30, 2012 and 2011 was approximately $303,000 and $232,000, respectively.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

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

Major Customers

Sales to Bard under the Bard Agreement represented approximately 23% and 25% of total brachytherapy seed segment revenue for the three and nine months ended September 30, 2012, respectively, and 26% and 28% of total brachytherapy seed segment revenue for the three and nine months ended September 30, 2011, respectively.  Other than Bard, one distributor represented 10% of our brachytherapy seed segment revenues for both the three and nine months ended September 30, 2012.  No other distributors represented 10% or more of brachytherapy seed segment revenues in 2011.

Accounts receivable from Bard represented approximately 16% of brachytherapy accounts receivable at September 30, 2012. At December 31, 2011, accounts receivable from Bard under the Bard Agreement represented approximately 19% of brachytherapy accounts receivable.

Core Oncology became an additional non-exclusive distributor of TheraSeed® in January 2010.  In February 2011, we terminated our agreement with Core due to Core’s failure to satisfy its financial obligation to us in accordance with the contractual terms of the agreement. Core had been attempting to become current with amounts due to us.  However, litigation filed against Core by a third party in January 2011 created what we viewed as an unacceptable level of uncertainty surrounding Core’s ability to satisfy their financial obligations to us for both current and ongoing sales.  Subsequent to termination of the agreement, we continued to supply TheraSeed® to Core on a prepaid basis.  Sales to Core in our brachytherapy segment totaled approximately 11% and 12% of total brachytherapy seed segment revenue for the three and nine months ended September 30, 2011, respectively.  In the latter half of 2011, certain customers who previously purchased TheraSeed® through Core began purchasing either from us on a direct basis or through one of our other TheraSeed® distributors. At December 31, 2011 an allowance for doubtful accounts was established for the entire amount of accounts receivable due from Core, which totaled $2.2 million (the “Core Accounts Receivable”).  On February 17, 2012, we acquired Core’s prostate brachytherapy customer base.  See Note B.  In connection with the acquisition of the Core customer base on February 17, 2012, we released Core from all claims existing at that date, including the Core Accounts Receivable.  Accordingly, the $2.2 million for which an allowance had been established was written off as uncollectible for financial reporting purposes in 2012.

NOTE I - SEGMENT REPORTING

We are a medical device company serving the surgical product and cancer treatment markets, operating in two business segments. Our surgical products business consists of wound closure, vascular access, and specialty needle products.  Our brachytherapy seed business produces, markets, and distributes “seeds” used primarily in the minimally invasive treatment of localized prostate cancer.  Our brachytherapy product line includes our palladium-103 TheraSeed® device and our iodine-125 AgX100TM device.

Capital expenditures associated with our new ERP system were reported in our brachytherapy segment previously.  We have changed the manner in which these costs are reported to reflect the segment that received the benefit of these amounts.  This change had no effect on the consolidated amounts previously reported in 2011.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

The following tables provide certain information for these segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Surgical products	$14,246	$15,280	$45,662	$45,142
Brachytherapy seed	5,841	6,053	18,476	18,284
Intersegment eliminations	(171)	(271)	(683)	(575)
	$19,916	$21,062	$63,455	$62,851
Earnings from operations
Surgical products	$243	$780	$1,030	$1,087
Brachytherapy seed	906	1,243	3,033	3,838
Intersegment eliminations	11	15	(12)	2
	$1,160	$2,038	$4,051	$4,927
Capital expenditures, excluding asset acquisition
Surgical products	$341	$319	$1,024	$1,446
Brachytherapy seed	61	60	360	237
	$402	$379	$1,384	$1,683
Depreciation and amortization
Surgical products	$1,232	$973	$3,675	$3,407
Brachytherapy seed	541	839	2,218	1,997
	$1,773	$1,812	$5,893	$5,404

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

Supplemental information related to significant assets follows (in thousands):
	September 30, 2012	December 31, 2011
Identifiable assets
Surgical products	$72,400	$72,475
Brachytherapy seed	58,877	60,791
Corporate investment in subsidiaries	111,439	111,439
Intersegment eliminations	(136,818)	(128,887)
	$105,898	$115,818
Intangible assets
Surgical products	$7,329	$9,404
Brachytherapy seed	4,553	55
	$11,882	$9,459

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

Information regarding revenue by geographic regions follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Product sales
United States	$16,545	$17,928	$53,369	$53,779
Europe	2,073	1,894	5,867	6,078
Other foreign countries	668	678	2,342	1,349
	19,286	20,500	61,578	61,206

License and fee income
United States	277	225	782	644
Canada	353	337	1,095	1,001
	630	562	1,877	1,645
	$19,916	$21,062	$63,455	$62,851

Foreign sales are attributed to countries based on the location of the customer. The license fees attributed to Canada are with Nordion, a Canadian based company, for the license of our TheraSphere® product.  Less than 10% of all foreign product sales are related to the brachytherapy segment.  Substantially all of our long-lived assets are located within the United States.

NOTE J – MODIFIED DUTCH AUCTION TENDER OFFER

On June 12, 2012, we announced a modified “Dutch Auction” tender offer to repurchase up to $10.0 million of our common stock.  The offer period expired on July 11, 2012. On July 17, 2012 we repurchased 4,761,904 shares of our common stock for a total cost of $10.0 million, or $2.10 per share, excluding transaction costs.  The purchase price was funded from cash on hand, and the shares repurchased represented approximately 14% of our issued and outstanding common stock at that time.  We did not acquire any stated or unstated rights or privileges in connection with the repurchase of this common stock and, accordingly, the entire purchase price of $10.4 million, including transaction costs, was accounted for as treasury stock.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net earnings	$690	$1,141	$2,462	$2,784

Weighted average common shares outstanding	29,752	33,442	32,304	33,400
Incremental common shares issuable under stock options and awards	631	285	607	366
Weighted average common shares outstanding assuming dilution	30,383	33,727	32,911	33,766
Earnings per share
Basic	$0.02	$0.03	$0.08	$0.08
Diluted	$0.02	$0.03	$0.07	$0.08

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

Diluted earnings per share does not include the effect of certain stock options and awards as their impact would be anti-dilutive.  Approximately 792,000 stock options and awards for both the three and nine months ended September 30, 2012 were not included in the diluted earnings per share calculation because their effect is antidilutive.  Approximately 1,413,000 and 1,077,000 stock options and awards for the three and nine months ended September 30, 2011, respectively, were not included in the diluted earnings per share calculation because their effect is antidilutive.

NOTE L – CONTINGENCIES

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

Our surgical products business consists of wound closure, vascular access, and specialty needle products.  Wound closure includes sutures, needles and other surgical products. Vascular access includes introducers, guidewires, and related products.  Specialty needles include coaxial, biopsy, spinal and disposable veress needles, access trocars, radiofrequency devices, implanters, introducer products, and other needle based products.  This segment serves a number of markets and applications, including among other areas, interventional cardiology, interventional radiology, vascular surgery, orthopedics, plastic surgery, dental surgery, urology, veterinary medicine, pain management, endoscopy, and spinal surgery.  Our surgical products business sells our devices and components primarily to original equipment manufacturers (“OEMs”) and to a network of distributors.

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

Acquisition of Core Oncology’s Prostate Brachytherapy Customer Base

On February 17, 2012, we acquired Core Oncology’s prostate brachytherapy customer base.  This transaction has substantially increased our share of the iodine-125 segment of the prostate brachytherapy market.  In addition to the customer base, we also acquired certain packaging technologies, equipment related to the packaging technologies, and certain existing component inventory. We did not acquire Core’s facilities, manufacturing equipment or processes, or Core’s employees.  We accounted for this transaction as an asset acquisition.

The total purchase price for the acquired assets is equal to one times the actual revenue generated from the acquired customers over the twelve-month period from September 2012 to August 2013 (the “Earn-Out Period”), in excess of a $2.5 million Threshold Amount.  Through September 30, 2012 we have paid $5.2 million in cash for this transaction, primarily consisting of prepayment of a portion of the earn out at closing in February plus subsequent earn-out payments.   We have four quarterly earn-out payments remaining through September 2013.  Each quarterly earn-out payment is based upon that quarter’s revenue from the acquired customers, reduced by a portion of the Threshold Amount and by a portion of the prepayment made at closing. The final earn-out payment is calculated as one times the revenue actually recognized from the acquired customer base over the twelve-month period from September 2012 to August 2013 in excess of the total Threshold Amount, reduced by the prepayment and the cumulative amount of all previous earn-out payments made.  Based on our current estimates, we expect to make additional payments of $250,000 for this earn-out based acquisition, representing a total purchase price of $5.5 million, including transaction costs.  However,  remaining earn-out payments could be materially higher depending upon the actual amount of revenue generated from the acquired customers during the Earn-Out Period.

Modified Dutch Auction Tender Offer

On June 12, 2012, we announced a modified “Dutch Auction” tender offer to repurchase up to $10.0 million of our common stock.  The offer period expired on July 11, 2012. On July 17, 2012 we repurchased 4,761,904 shares of our common stock for a total cost of $10.0 million, or $2.10 per share, excluding transaction costs.  The purchase price was funded from cash on hand, and the shares repurchased represented approximately 14% of our issued and outstanding common stock at that time.  We did not acquire any stated or unstated rights or privileges in connection with the repurchase of this common stock and, accordingly, the entire purchase price of $10.4 million, including transaction costs, was accounted for as treasury stock.

Medical Device Tax

Significant reforms to the healthcare system were adopted in the form of the Patient Protection and Affordable Care Act (the “PPACA”). See our discussion below under “Other Regulatory Developments”. The PPACA includes provisions that, among other things, require the medical device industry to subidize healthcare reform in the form of  a 2.3% excise tax on the U.S. sales of most medical devices beginning in 2013.  While we continue to evaluate the impact of this tax on our overall business, if this tax was applicable to all of our product sales, this would have equated to an excise tax of approximately $2 million in 2011 and $1.4 million in the first nine months of 2012. This revenue-based tax will have a material impact on our consolidated results of operations, cash flows, and financial condition. See “Other Regulatory Developments” below.

Results of Operations

Revenue

Following is a summary of revenue by segment (in thousands):
	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change ($)	2012	2011	Change ($)
Revenues by segment:
Surgical products
Product sales	$14,230	$15,259	$(1,029)	$45,598	$45,088	$510
License and fee income	16	21	(5)	64	54	10
Total surgical products	14,246	15,280	(1,034)	45,662	45,142	520

Brachytherapy seed
Product sales	5,227	5,512	(285)	16,663	16,693	(30)
License and fee income	614	541	73	1,813	1,591	222
Total brachytherapy seed	5,841	6,053	(212)	18,476	18,284	192

Intersegment eliminations	(171)	(271)	100	(683)	(575)	(108)

Consolidated
Product sales	19,286	20,500	(1,214)	61,578	61,206	372
License and fee income	630	562	68	1,877	1,645	232
Total consolidated	$19,916	$21,062	$(1,146)	$63,455	$62,851	$604

Surgical Products Segment

Revenue in our surgical products business decreased 7% in the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011.  For the year to date period, revenue increased 1% in the nine months ended September 30, 2012 from the comparable 2011 period.  Our customers’ ordering patterns continue to be variable and unpredictable, especially on a quarter-to-quarter basis.   Customer behavior and ordering patterns also continue to be erratic due to significant macroeconomic uncertainties, such as the federal deficit, impending healthcare reform and the medical device tax, changing tax policies and other concerns. We expect this variability and unpredictable customer behavior to continue in the fourth quarter and into 2013.  Sluggish demand and unpredictable behavior have a direct effect on our revenue and results.

Open orders in our surgical products segment were $13.5 million on September 30, 2012 compared to $13.9 million at December 31, 2011.  Open orders represent firm orders from customers for future delivery.  Open orders are not guaranteed shipments, and they are subject to cancellation or delay.  Backlog in our surgical products business was $588,000 at September 30, 2012 and $379,000 at December 31, 2011.  Backlog represents orders included in open orders on which we have missed promised shipment dates.  We expect our open orders and backlog to continue to vary based on changes in ordering patterns of our larger customers and changes in customer behavior.

Recently we announced the launch of three new vascular access products.  We launched our Galt Microslide™ Pediatric Introducer line (“Galt Microslide”) in the first quarter of 2012; our Galt VTI™ Valved Tearaway Introducer (“Galt VTI”) in the third quarter of 2012; and our Galt Centeze™ centesis drainage catheter in October. While sales of these new products have not been material in 2012, each of these new products is expected to provide our surgical products business with access to new markets and new customers.  These new products are also expected to carry a higher gross profit margin than we are currently realizing in our surgical products business.

A significant portion of the products in our surgical business continue to be sold to OEMs and a network of distributors.  Ordering patterns and behaviors of these customers vary and are difficult to predict. Accordingly, surgical products revenue continues to be subject to fluctuation, especially on a quarter-to-quarter basis.  In addition, revenue has been and will continue to be affected by our customers’ and potential customers’ efforts to manage their supply chains and reduce costs.  All of these factors may cause the fluctuations in our results to be even more volatile from period to period.

Brachytherapy Seed Segment

We sell our TheraSeed® palladium-103 device directly to healthcare providers and to third-party distributors.  We also sell our AgX100TM iodine-125 based device, and other brachytherapy related products, directly to healthcare providers.

Our brachytherapy product sales decreased 5% for the quarter ended September 30, 2012 and were flat for the nine months ended September 30, 2012 from the comparable 2011 periods.  Incremental revenues from the acquisition of the Core Oncology customer base totaled $1.0 million and $2.8 million for the three and nine months ended September 30, 2012, respectively.  See “Acquisition of Core Oncology’s Prostate Brachytherapy Customer Base” above. Excluding the incremental sales to the acquired customers, brachytherapy product revenue, primarily from our TheraSeed® product, declined 24% and 17% for the three and nine months ended September 30, 2012, respectively.

In May 2012 the U.S. Preventive Services Task Force recommended against routine PSA screenings for healthy men without symptoms.  We believe this recommendation may be leading to a decline in PSA screening.  In addition, we believe there has been an increase in “active surveillance”, a practice where no immediate medical treatment is provided; but the physician and patient closely monitor the patient’s cancer for signs that the cancer is growing.  We believe that declines in PSA screenings would lead to a decline in the number of men diagnosed with prostate cancer.  Both a decline in the number of PSA screenings and an increase in the proportion of men diagnosed with prostate cancer but not seeking immediate medical treatment would in turn lead to a decline in the number of procedures to treat prostate cancer, including brachytherapy procedures.

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

We have non-exclusive distribution agreements in place for the distribution of our TheraSeed® device.  Under our third party distribution agreements, we are the exclusive palladium-103 seed supplier for the treatment of prostate cancer for each distributor, and each distributor has the non-exclusive right to sell TheraSeed® in the U.S. and Canada.  Certain agreements also provide distributors with the right to distribute TheraSeed® for the treatment of solid localized tumors other than in the prostate and with rights to distribute to certain locations outside of North America.  Such applications (non-prostate and outside of North America) have not been material and are not expected to become material in the near future. Our principal non-exclusive distribution agreement is with C.R. Bard (“Bard”).  Our agreement with Bard provides for automatic one year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires December 31, 2013 and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2012. Sales to Bard under the agreement with Bard represented approximately 23% and 25% of total brachytherapy seed segment revenue for the three and nine months ended September 30, 2012, respectively, and 26% and 28% of total brachytherapy seed segment revenue for the three and nine months ended September 30, 2011, respectively.

We also currently have other non-exclusive distribution agreements in place for TheraSeed®.  Other than Bard, one distributor represented 10% of our brachytherapy seed segment revenues for both the three and nine months ended September 30, 2012.  No other distributors represented 10% or more of brachytherapy seed segment revenues in 2011. We may pursue additional distribution agreements for both palladium-103 and iodine-125 products in an effort to increase market share.  We may also have opportunities to enter certain markets outside of the United States with an iodine-125 device.

Core became an additional non-exclusive distributor of TheraSeed® in January 2010.  In February 2011, we terminated our agreement with Core due to Core’s failure to satisfy its financial obligation to us in accordance with the contractual terms of the agreement. Core had been attempting to become current with amounts due to us.  However, litigation filed against Core by a third party in January 2011 created what we viewed as an unacceptable level of uncertainty surrounding Core’s ability to satisfy their financial obligations to us for both current and ongoing sales.  Subsequent to termination of the agreement, we continued to supply TheraSeed® to Core on a prepaid basis. In the latter half of 2011, certain customers who previously purchased TheraSeed® through Core began purchasing either from us on a direct basis or through one of our other TheraSeed® distributors. In February 2012, we acquired Core’s prostate brachytherapy customer base.  See above under “Acquisition of Core Oncology’s Prostate Brachytherapy Customer Base”. Sales to Core in our brachytherapy segment totaled approximately 11% and 12% of total brachytherapy seed segment revenue for the three and nine months ended September 30, 2011, respectively.

We believe that Medicare reimbursement policies have affected the brachytherapy market and will continue to affect the brachytherapy market.  See “Medicare Developments” below.

License fees in our brachytherapy segment increased 13% and 14% for the three and nine months ended September 30, 2012, respectively, over the comparable 2011 periods.   License fees include fees from the licensing of our TheraSphere® product, a medical device used for the treatment of liver cancer.  License fees also include fees related to the licensing of certain intellectual property related to an expandable brachytherapy delivery system that we developed. This agreement, which was executed in May 2008, provides for a minimal non-refundable initial license fee and non-refundable, continuing royalties based upon sales and subject to certain minimums.

Operating income and costs and expenses

Following is a summary of operating income by segment (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change ($)	2012	2011	Change ($)

Surgical products	$243	$780	$(537)	$1,030	$1,087	$(57)
Brachytherapy seed	906	1,243	(337)	3,033	3,838	(805)
Intersegment eliminations	11	15	(4)	(12)	2	(14)

Consolidated	$1,160	$2,038	$(878)	$4,051	$4,927	$(876)

Surgical Products Segment

In the third quarter of 2012, operating income in our surgical products segment was $243,000 compared to $780,000 in the third quarter of 2011.  For the first nine months of 2012, operating income was $1.0 million compared to $1.1 million in the first nine months of 2011.  Our gross profit margins on sales were 34% in the quarter ended September 30, 2012 compared to 37% in the quarter ended September 30, 2011.  In the year to date period, our gross profit margin on sales was 34% for the nine months ended September 30, 2012 compared to 36% for the nine months ended September 30, 2011.  Gross margins continue to be affected by our sales channel mix. We sell our surgical products primarily to OEM’s and to a network of distributors.  Sales to OEM’s, which typically carry a lower gross profit margin than sales to dealers, have increased relative to total sales over the past several years from 84% in 2009 to 89% in 2012.  We also experienced higher rework costs on some newer customer programs during 2012.  Over time, we plan to increase margins by integrating manufacturing processes, improving efficiencies and introducing newer and higher margin products, such as the Galt VTI, Galt Microslide and Galt Centeze discussed above.

Selling, general and administrative (“SG&A”) costs were 25% of revenue for each of the quarters ended September 30, 2012 and 2011 and 26% of revenue for each of the nine month periods ended September 30, 2012 and 2011.  The first nine months of 2011 included $218,000 of expenses related to responding to an unsolicited acquisition proposal while the 2012 periods included higher bad debt expense.

Research and development (“R&D”) expenses decreased $99,000 and $488,000 for the quarter and nine months ended September 30, 2012, respectively, from the comparable 2011 periods.  Our R&D program is intended to focus on product extensions, next generation products, and new products that are complementary to our current product lines and that support our customers’ product lines.  Our R&D program is directed toward 510(k) products that have an established market and not on products that require lengthy and expensive clinical trials. Looking forward, our quarterly results are expected to be affected by the timing of these investments.  We recently introduced three new vascular access products.  See our discussion under “Revenue - Surgical Products Segment” above.

Recently there have been worldwide shortages of certain animal-based materials utilized in some of our wound closure products.  To date these shortages have not had a materially adverse effect on our operations or results.  Currently we believe such shortages are being addressed by suppliers and will be short-term in nature.  However, if such shortages worsen or endure for an extended period of time, we may experience increased costs for raw materials or delays in production, which could have a material adverse effect on our results of operations.

Looking forward, we expect a number of items to continue to affect the profitability in our surgical products business including, among other things:
•	ordering patterns of our larger OEM and distributor customers,
•	costs created by unpredictability of customer ordering patterns,
•	continued investments in infrastructure, R&D, products, and companies as we make investments to support anticipated future growth and to develop products to address growth opportunities,
•
changes in product mix and sales channels, with sales through OEM channels generally carrying a relatively lower gross profit margin and sales through distributor channels generally carrying a somewhat higher gross profit margin,

•	continued pricing pressure from customers,
•	availability and pricing of raw material supplies,
•	the utilization costs and benefits from our new, corporate-wide ERP systems,
•	any changes in the demand for medical devices,
•	the increasing scale of our surgical products business, and
•	the 2.3% excise tax on medical devices under the PPACA.

Brachytherapy Seed Segment

Operating income in our brachytherapy business was $906,000 in the third quarter of 2012 compared to $1.2 million in the third quarter of 2011.  For the nine month period, operating income was $3.0 million in 2012 and $3.8 million in 2011.    Sales of TheraSeed® decreased $1.1 and $2.3 million for the three and nine months ended September 30, 2012, respectively, from the comparable 2011 periods.  Manufacturing expenses related to our TheraSeed® palladium-103 based device tend to be fixed in nature and, accordingly, these declines in revenue had a significant effect on operating income in the 2012 periods. Operating income in our brachytherapy seed business is expected to continue to be highly dependent on TheraSeed® sales levels due to the high fixed cost component of our manufacturing operations.  Revenue from the acquired Core customers partially offset the decline in Theraseed® sales and contributed to operating income in 2012, though margins on iodine-125 based devices are lower than our TheraSeed® devices. Initially, we supplied the acquired customer base with iodine-125 based devices under a temporary supply agreement with Core as we transitioned the new customers. Effective July 1, 2012, we began to supply these acquired customers with our internally produced AgX100TM device, which lowered our cost of sales for these customers.  The improved profitability from our internally produced AgX100 TM partially offset the decline in operating income resulting from our lower Theraseed® sales.

The first nine months of 2011 included $215,000 of bad debt expense related to amounts due under our prior distribution agreement with Core that were considered uncollectible.  No such bad debt expense was incurred in the 2012 periods.

Other income/expense

A summary of our interest expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest paid or accrued, including loan fees	$166	$213	$559	$658
Fair value adjustment	—	(38)	(57)	(98)
Interest capitalized	(3)	(9)	(20)	(31)
Total interest expense	$163	$166	$482	$529

Interest expense paid or accrued, including loan fees, is related to our effective interest rates and the level of our outstanding borrowings under our credit facility.  Fair value adjustments are related to our interest rate swaps we previously held.  Such fair value adjustments are unrealized gains or losses and reflect the period-to-period changes in the estimated fair value of our swaps.  Interest capitalized relates to the development of our ERP system, which was completed in August 2012.  Our weighted average effective interest rate was 2.5% at September 30, 2012.

We managed our interest rate risk using interest rate swaps associated with outstanding borrowings under our credit agreement since our interest rates are floating rates based on LIBOR.  We no longer hold any derivative financial instruments since our interest rate swaps matured in June 2012. Changes in the fair value of our interest rate swaps were recognized as interest expense.

Income tax expense

Our effective income tax rate, which include federal and state income taxes, for both the quarter and nine months ended September 30, 2012, was approximately 33% compared to 40% and 38% for the quarter and nine months ended September 30, 2011, respectively.  Our 2012 tax rates were lower than taxes computed at the statutory rates primarily due to the domestic production deduction for income tax purposes.

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

Estimates related to the acquisition of Core Oncology Customer Base.   On February 17, 2012, we acquired Core Oncology’s prostate brachytherapy customer base.  This transaction substantially increased our share of the iodine-125 segment of the prostate brachytherapy market.  In addition to the customer base, we also acquired certain packaging technologies, equipment related to the packaging technologies, and certain existing component inventory. We did not acquire Core’s facilities, manufacturing equipment or processes, or Core’s employees.

The total purchase price for the acquired assets is equal to one times the actual revenue generated from the acquired customers over the twelve-month period from September 2012 to August 2013 (the “Earn-Out Period”), in excess of a $2.5 million Threshold Amount.  Through September 30, 2012 we have paid $5.2 million in cash for this transaction, primarily consisting of prepayment of a portion of the earn out at closing in February and subsequent earn-out payments.   We have four quarterly earn-out payments remaining through September 2013.  Each quarterly earn-out payment is based upon that quarter’s revenue from the acquired customers, reduced by a portion of the Threshold Amount and by a portion of the prepayment made at closing. The final earn-out payment is calculated as one times the revenue actually recognized from the acquired customer base over the twelve-month period from September 2012 to August 2013 in excess of the total Threshold Amount, reduced by the prepayment and the cumulative amount of all previous earn-out payments made.  Based on our current estimates, we expect to make additional payments of $250,000 through September 2013 for this earn-out based acquisition.  However, remaining earn-out payments could be materially higher depending upon the actual amount of revenue generated from the acquired customers during the Earn-Out Period.

We accounted for this transaction as an asset acquisition and, accordingly, have recorded the assets acquired at estimated total cost, including transaction costs.  Current assets were recorded at fair value.  The remaining total cost was allocated to non-current assets based on their relative fair values.

The assets acquired are recorded at the total estimated cost of $5.5 million, of which $5.0 million was allocated to long-term intangible assets with a weighted average life of 6.7 years. These estimates were based upon our forecast of the expected total purchase price. During the third quarter of 2012 we reduced our estimated total acquisition cost to $5.5 million from $9.3 million recorded in previous quarters.  This reduction was based on a number of factors, including actual results from acquired customers, industry trends and results experienced over the previous six months, and the commencement of our annual budgeting and forecasting processes.  Our estimates of the expected total purchase price of these assets may continue to change based on, among other things, changes in forecasted revenues to be recognized from the acquired customers.  Any changes in these estimates will cause changes in the carrying values of the non-current acquired assets and the resulting expenses charged to our earnings from these assets (primarily amortization of intangible assets).  Any changes in estimates may also affect the recorded amount of our estimated earn-out payment liabilities.  Such changes may be material to our results of operations, cash flows, and financial position.

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

We had cash, cash equivalents, and marketable securities of $31.8 million at September 30, 2012 compared to $41.2 million at December 31, 2011.

Cash provided by operations was $9.3 million and $7.0 million during the first nine months of 2012 and 2011, respectively. Cash provided by operations consists of net earnings plus non-cash expenses such as depreciation, amortization, deferred income taxes and changes in balance sheet items such as accounts receivable, inventories, prepaid expenses and payables.  The increase in cash from operations is primarily due to a decline in accounts receivable and less cash absorbed by inventory in the 2012 period.

Cash used by investing activities was $6.7 million during the first nine months of 2012.  We used $5.2 million for the acquisition of the Core customer base in the first nine months of 2012, including transaction costs.  We expect to use approximately $250,000 in cash for remaining earn-out payments and transaction costs estimated to be paid through September 30, 2013 for the acquisition of the Core customer base.  See “Acquisition of Core Oncology’s Prostate Brachytherapy Customer Base” above.  Capital expenditures, net of the acquisition of the Core customer base, totaled $1.4 million and $1.7 million during the first nine months of 2012 and 2011, respectively. Capital expenditures in 2012 of $393,000 related to our new ERP system. In August 2012, we completed implementation of our new ERP system at our remaining location.

We expect our capital expenditures for the full year of 2012 excluding the Core transaction, to be approximately $2.0 million to $2.5 million.  For 2013 we expect capital expenditures to be $2.5 million to $3.0 million. A portion of the anticipated 2012 and 2013 capital expenditures are expected to be attributable to our outsourcing efforts with independent manufacturers located in Costa Rica.  We believe outsourcing of certain legacy products to manufacturers located outside of the United States could reduce our operating expenses in the future.  To date, our activities related to outsourcing with manufacturers located outside the United States have not been material.  Capital expenditures in 2012 and 2013 are also attributable to support growth in the surgical products segment and maintain the brachytherapy segment. However, the timing and amounts of capital expenditures are subject to fluctuation depending upon opportunities we may identify.

Cash used by financing activities was $12.0 million and $2.5 million during the first nine months of 2012 and 2011, respectively. In July 2012, we repurchased 4,761,904 shares of our common stock at $2.10 per share in a modified Dutch auction tender offer. Total cash utilized for this share repurchase, including transaction costs, was $10.4 million.  We also used $1.7 million and $2.5 million for principal repayments on our outstanding borrowings in accordance with the terms of our credit facility for the first nine months of 2012 and 2011, respectively. No additional monthly principal payments are due under the terms of our credit agreement in 2012.

We may also continue to use cash for the pursuit of additional diversification efforts, such as product development and the purchase of technologies, products or companies.  We believe that current cash and investment balances, our current credit facility (see below) and cash from future operations will be sufficient to meet our current short-term anticipated working capital and capital expenditure requirements. However, continued disruption and instability in the U.S. and global financial markets and worldwide economies, as well as increasing regulations, such as the medical device tax, may hinder our ability to take advantage of opportunities for long-term growth in our businesses.  In the event additional financing becomes necessary, we may choose to raise those funds through other means of financing as appropriate.

Credit Agreement

On October 10, 2012, we executed a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with a financial institution.  The Credit Agreement provides for up to $40 million of borrowings under a revolving credit facility (the “Revolver”).  The Revolver matures on October 10, 2015 with interest on outstanding borrowings payable at the London Interbank Offered Rate (“LIBOR”) plus 1.75%. The Revolver also provides for a $5 million sub-limit for trade and stand-by letters of credit. The Credit Agreement is unsecured, but provides for a lien to be established on substantially all of our assets upon certain events of default.  The Credit Agreement contains representations and warranties, as well as affirmative, reporting and negative covenants customary for financings of this type.  Among other things, the Credit Agreement restricts the incurrence of certain additional debt and certain capital expenditures, and requires the maintenance of certain financial ratios, including a minimum fixed charge coverage ratio, a maximum senior liabilities to tangible net worth ratio, and the maintenance of minimum liquid assets of $10 million, as all such ratios and terms are defined in the Credit Agreement.

The Credit Agreement amended and restated our prior credit agreement, which was scheduled to mature on October 31, 2012 and provided for a $30 million revolving loan with interest payable at LIBOR plus 2.25% and letter of credit commitment.  At September 30, 2012, outstanding borrowings totaled $22 million and outstanding letters of credit totaled approximately $946,000. Our effective interest rate at September 30, 2012 was 2.5%.  Had our new Credit Agreement been in effect at that time, our effective interest rate would have been 2.0% at September 30, 2012.

Medicare Developments

Since 2010, Medicare has provided reimbursement for brachytherapy seeds under a hospital outpatient prospective payment system (“OPPS”) with fixed prospective payment rates for brachytherapy seeds.  This fixed OPPS, which we sometimes refer to as “fixed reimbursement”, fixes the per seed rate at which Medicare reimburses hospitals for the purchase of seeds. Under the fixed OPPS, CMS establishes the fixed per seed rate on an annual basis. Fixed reimbursement policies at CMS have led to pricing pressure from hospitals and other healthcare providers and have had an adverse effect on our brachytherapy revenue.  In November 2012, CMS published its final reimbursement rates for 2013, which include a 6% decline in the reimbursement rate for palladium-103 based devices and a small increase for iodine-125 based devices. From time to time, we expect to continue to support fair reimbursement for brachytherapy seeds.  We believe our brachytherapy revenue may continue to be adversely affected by 1) CMS’ “fixed reimbursement” policies for brachytherapy seeds and 2) favorable CMS reimbursement rates enjoyed by alternative, less proven technologies for early stage prostate cancer treatment.

Other Regulatory Developments

Significant reforms to the healthcare system were adopted in the form of the Patient Protection and Affordable Care Act (the “PPACA”). The PPACA includes provisions that, among other things, reduce and/or limit Medicare reimbursement to certain providers, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes. Specifically, the law requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on the U.S. sales of most medical devices beginning in 2013.  While we continue to evaluate the impact of this tax on our overall business, if this tax had been applicable to all of our product sales, this would have equated to an excise tax of approximately $2 million in 2011 and $1.4 million in the first nine months of 2012. This revenue-based tax will have a material impact on our consolidated results of operations, financial condition, and cash flows.  Other provisions of the PPACA, such as requirements relating to employee health insurance, can be expected to increase our operating costs.

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

Forward Looking and Cautionary Statements

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding sales, expected impact of the acquisition of Core’s prostate brachytherapy customer base, expected total purchase price of the Core asset acquistion, marketing and distribution efforts, ordering patterns of customers and our ability to fill our backlog, our expectation regarding changes in product mix and sales channels, with sales through OEM channels generally carrying a relatively lower gross profit margin and sales through distributor channels generally carrying a somewhat higher gross profit margin, effects of the medical device tax and healthcare reform generally third-party reimbursement, CMS policy, Medicare funding, sales mix, effectiveness and continuation of non-exclusive distribution agreements, anticipated growth in the surgical products business segment, the increasing scale of our surgical products business, future cost of sales and gross margins, R&D efforts and expenses, investment in additional personnel, infrastructure and capital assets, implementation of a new ERP system, future SG&A expenses, potential new products and opportunities, future results in general, plans and strategies for continuing diversification, valuation of marketable securities and cash equivalents we may hold, and the sufficiency of our liquidity and capital resources.

Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the following factors. You should not consider this list to be a complete statement of all potential risks and uncertainties:
•	changes in the U.S. healthcare industry and regulatory environment;
•	competition;
•	ability to successfully retain acquired customers;
•	new product development cycles;
•	development and growth of new applications within our markets;
•	changes in FDA regulatory approval processes;
•	effectiveness and execution of marketing and sales programs, including those of our distributors;
•	changes in third-party reimbursement, including CMS and private payors;
•	potential changes in product pricing;
•	changes in costs and availability of materials and other operating costs;
•	continued acceptance of our products in the marketplace;
•	changes in demand for products;
•	our ability to meet customer demands and/or the need to incur additional costs and inefficiencies to meet such demand;
•	a reduction in the number of procedures utilizing our devices caused by cost containment pressures, alternative therapies, or by other reasons;
•	our ability to successfully identify, consummate and integrate strategic acquisitions or otherwise capitalize on opportunities for growth;
•	increased costs or product delays required to comply with existing and changing regulations applicable to our businesses, operations and products;
•	effectiveness of implementation of our new ERP system;
•	ability to realize our estimate of fair value upon sale or liquidation of cash, cash equivalents and marketable securities that we may hold;
•	retention of key employees;
•	damage to one or more of our facilities;
•	volatility in U.S. and global financial markets;
•	substantial defaults in payments or a material reduction in purchases by, or loss of, a large customer;
•	changes in circumstances that could impair our intangible assets;
•	new or revised tax legislation or challenges to our tax positions;
•	changes in accounting principles generally accepted in the United States of America;
•	general economic conditions, including changes in the financial markets that may affect the availability and cost of credit to us, our customers or our suppliers;
•	governmental actions to control the federal debt; and
•	the other factors set forth or incorporated by reference under “Risk Factors” in our 2011 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in interest rates on outstanding borrowings under our Revolver. A hypothetical 1% change in the interest rate would result in an increase or decrease in interest expense of $220,000 per year before income taxes, assuming the same level of borrowings.  For further information, see Item 7A in our 2011 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012, the end of the period covered by this report.

During 2012, we have continued development of a corporate-wide Enterprise Resource Planning (“ERP”) system.  Our new ERP system is expected to standardize and automate business processes, to improve operational and financial performance, and to enhance internal controls.  We completed the implementation of our new ERP system at our one remaining location in August 2012.  The implementation of our new ERP system at this location has resulted in changes to our business processes and internal controls over financial reporting in the third quarter of 2012.

Other than the changes mentioned above with respect to the implementation of our ERP system at our one remaining location, no changes in our internal control over financial reporting were identified as having occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company during the three months ended September 30, 2012 of equity securities that are registered to us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under these Plans or Programs
July 1 to 31, 2012	4,761,904	$2.10	4,761,904	--
August 1 to 31, 2012	--	$--	--	--
September 1 to 30, 2012	--	$--	--	--
Total	4,761,904	$2.10	4,761,904	--

(1)
On June 12, 2012, we announced a modified “Dutch Auction” tender offer to repurchase up to $10.0 million of our common stock.  The offer period expired on July 11, 2012. On July 17, 2012 we repurchased 4,761,904 shares of our common stock for a total cost of $10.0 million, or $2.10 per share, excluding transaction costs.  For additional information about the "Dutch Auction" tender offer, see Note J to the Condensed Consolidated Financial Statements.

Item 6. Exhibits

Exhibit No.	Title

10.1
Second Amended and Restated Credit Agreement dated as of October 10, 2012 among the Company, C.P. Medical Corporation, Galt Medical Corp., NeedleTech Products, Inc. and Wells Fargo, together with related Second Amended and Restated and Consolidated Line of Credit Note (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K Filed October 16, 2012).

10.2	Advisor to the Chief Executive Officer Agreement dated September 5, 2012 between the Company and John Herndon.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxomony Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT:
THERAGENICS CORPORATION
Date: November 13, 2012	By:	/s/ M. Christine Jacobs
M. Christine Jacobs Chief Executive Officer

Date: November 13, 2012	By:	/s/ Francis J. Tarallo
Francis J. Tarallo Chief Financial Officer