Form 10-K
period 2012-12-31
THERAGENICS CORP
filed 2013-03-08
CIK 795551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, as determined by reference to the closing price of the Common Stock as reported on the New York Stock Exchange on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $65,269,647.

As of February 28, 2013, the number of shares of Common Stock, $.01 par value, outstanding was 31,050,020.

Documents incorporated by reference: Proxy Statement for the registrant’s 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2012 is incorporated by reference in Part III herein.

THERAGENICS CORPORATION® AND SUBSIDIARIES

TABLE OF CONTENTS

Page
PART I
Item 1.	Business	I-1
Item 1A.	Risk Factors	I-14
Item 1B.	Unresolved Staff Comments	I-23
Item 2.	Properties	I-23
Item 3.	Legal Proceedings	I-23
Item 4.	Mine Safety Disclosures	I-23

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	II-1
Item 6.	Selected Financial Data	II-2
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	II-3
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	II-18
Item 8.	Financial Statements and Supplementary Data	II-18
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	II-19
Item 9A.	Controls and Procedures	II-19
Item 9B.	Other Information	II-19

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	III-1
Item 11.	Executive Compensation	III-1
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	III-1
Item 13.	Certain Relationships and Related Transactions, Director Independence	III-1
Item 14.	Principal Accounting Fees and Services	III-1

PART IV
Item 15.	Exhibits and Financial Statement Schedules	IV-1

	Signatures	IV-5

Part I

Item 1. BUSINESS

Overview and Business Strategy

Theragenics Corporation®, a Delaware corporation formed in 1981, is a medical device company serving the surgical products and cancer treatment markets, operating in two business segments.  The terms “Company”, “we”, “us”, or “our” mean Theragenics Corporation and all entities included in our consolidated financial statements.

Our surgical products business manufactures, markets and sells disposable devices primarily utilized in certain surgical procedures.  Our brachytherapy seed business manufactures, performs custom loading, markets, and sells radioactive “seeds” primarily utilized in the treatment of early stage prostate cancer. “Custom loading” refers to loading and packaging the seeds into custom needles, strands or other packaged configurations as prescribed by the healthcare provider administering the treatment.  We have performed custom loading of seeds since 1999. At the present time, both of our segments do business primarily in the United States.  Our surgical products business is the faster growing of our businesses and has been supported by the cash flows generated by our market leading brachytherapy seed business.  In our surgical products business we plan to grow and diversify revenues by adding product offerings and manufacturing capabilities, expanding the applications and markets in which we compete, and gaining scale to improve profitability.

Our surgical products business was built through the acquisitions of CP Medical Corp. in May 2005, Galt Medical Corporation in August 2006, and NeedleTech Products, Inc. in July 2008.  We currently manufacture almost 3,500 products in this business as part of three broad product platforms; wound closure, vascular access and specialty needles.  To date we have maintained the names and brands under which each of these companies previously manufactured, marketed and sold their products.  We serve a number of markets and applications, including, among other areas, interventional cardiology, interventional radiology, vascular surgery, orthopedics, plastic surgery, dental surgery, urology, veterinary medicine (sutures), pain management, endoscopy, and spinal surgery. With the exception of veterinary sutures, our surgical products hold relatively small market shares.  Our products include both finished goods and components.  Our products are sold primarily to original equipment manufacturers (“OEMs”) and to a network of distributors.  On a pro forma basis, our surgical products business has achieved a compound annual revenue growth rate of 7.0% from 2006 through 2012 (pro forma, assuming all acquisitions had been made at the beginning of 2006).  We have accomplished this primarily by increasing sales to existing customers and, to a lesser extent, adding new customers.  Further, we achieved this revenue growth during a period which included severe economic difficulties.  Our strategy for increasing sales and scale going forward includes: becoming more integral within the supply chain of our customers both for existing products and for our customers’ development programs (which may allow us to increase sales to existing and new customers from all product platforms); developing new products internally; acquiring products, licenses, and other intellectual property; acquiring businesses: and entering certain markets outside the United States.

Research and development (“R&D”) is an integral part of our growth plan in our surgical products business.  Our R&D is intended to focus on product extensions, next generation products, and new products that are complementary to our current product lines and that support our customers’ product lines.  Our R&D program is directed toward 510(k) products that have an established market and not on products that require lengthy and expensive clinical trials. During 2012 we launched three new vascular access products: our Galt Microslide™ Pediatric Introducer line (“Galt Microslide”), our Galt VTI™ Valved Tearaway Introducer (“Galt VTI”) and our Galt Centeze™ centesis drainage catheter. While sales of these new products were not material in 2012, each of these new products is expected to provide our surgical products business with access to new markets and new customers.  These new products are also expected to carry a higher gross profit margin than we are currently realizing in our surgical products business.  Looking forward, our quarterly results are expected to be affected by the timing of these R&D investments.

We have been investigating the outsource manufacturing of certain components and legacy products offshore for our surgical products business and have identified independent suppliers in Costa Rica and other Latin American countries as locations for outsource manufacturing. We do not expect to acquire or lease real estate or establish a Theragenics operation offshore in the near term.  However, we do expect to incur capital expenditures for any outsourcing program we initiate. This equipment would be physically located at the independent supplier’s facilities in Latin America. We may also consider other areas outside the United States for outsourcing. We believe outsourcing of certain legacy products to manufacturers located outside of the United States could reduce our operating expenses in the future.  To date, our activities related to outsourcing with manufacturers located outside the United States have not been material.

We have operated our brachytherapy seed business since 1987, emerging from the development stage in 1990.  Historically our brachytherapy seed segment has generated strong cash flows, which have enabled us to diversify our business substantially.  Positive cash flows from our brachytherapy seed business continue despite an industry-wide decline in brachytherapy procedures in the United States which began about seven years ago. The overall brachytherapy industry in the United States has experienced difficulties over the last several years, with a decline in procedure rates accelerating during 2012. In May 2012, the U.S. Preventive Services Task Force recommended against routine PSA screenings for healthy men without symptoms. We believe this recommendation has led to a decline in PSA screening.  In addition, we believe there has been an increase in “active surveillance”, a practice where no immediate medical treatment is provided; but the physician and patient closely monitor the patient’s cancer for signs that the cancer is growing.  We believe that declines in PSA screenings has led to a decline in the number of men diagnosed with prostate cancer. A decline in the number of PSA screenings would in turn lead to a decline in the number of procedures of all treatment types to treat prostate cancer, including brachytherapy procedures. An increase in the proportion of men diagnosed with prostate cancer but not seeking immediate medical treatment would also lead to a decline in the number of procedures to treat prostate cancer.

In addition, some alternative and competing forms of treatment enjoy favorable Medicare reimbursement rates relative to brachytherapy reimbursement rates. We believe this disparity results in a non-level playing field for brachytherapy device manufacturers, providers, and patients.  One of the primary competitive treatments is Intensity Modulated Radiation Therapy, or “IMRT”.  IMRT enjoys more favorable reimbursement rates than brachytherapy, yet clinical studies do not indicate that IMRT delivers improved outcomes.  In fact, a study to evaluate cost-effectiveness and outcomes of low-dose rate and high-dose rate brachytherapy compared to IMRT found that patients treated for low- and intermediate-risk prostate cancer with brachytherapy or IMRT had comparable outcomes, but IMRT cost more (C Shah et al. /Brachytherapy 11 (2012) 441-445).  We believe the market positioning and heavy promotion of robotic surgery for prostate cancer treatment has also adversely affected the number of brachytherapy procedures performed.  Despite these industry-wide difficulties we have maintained positive cash flows in our brachytherapy business for a variety of reasons including, among other things, our ability to anticipate changes in market conditions; our ability to respond to government controlled pricing policies surrounding reimbursement of our products; and, more recently, our increasing overall market share.

At the present time we believe that we have additional opportunities to increase our brachytherapy market share through additional strategic agreements, diversification of our product offerings, and potential opportunities in markets outside of the United States. Two such opportunities were the acquisition of Core Oncology, Inc’s prostate brachytherapy customer base and the new Oncura custom loading agreement (see below).  We believe we have these opportunities to expand and broaden our distribution channels because of, among other things, the reliability of our supply, the quality of our products, the quality of our direct sales force, and our long-term commitment to the brachytherapy industry including patient education, direct to consumer advertising, and congressional lobbying for fair reimbursement.

Acquisition of Core Oncology’s Prostate Brachytherapy Customers

On February 17, 2012, we acquired Core Oncology’s prostate brachytherapy customer base.  This transaction has substantially increased our share of the iodine-125 segment of the prostate brachytherapy market.  In addition to the customer base, we also acquired certain packaging technologies, equipment related to the packaging technologies, and certain existing component inventory. We did not acquire Core’s facilities, manufacturing equipment or processes, or Core’s employees.  We accounted for this transaction as an asset acquisition.  Incremental revenue from this acquired customer base totaled $3.6 million in 2012.

The total purchase price for the acquired assets is equal to one times the actual revenue generated from the acquired customers over the twelve-month period from September 2012 to August 2013 (the “Earn-Out Period”), in excess of a $2.5 million Threshold Amount.  Through December 31, 2012 we have paid $5.3 million in cash for this transaction, primarily consisting of prepayment of a portion of the earn-out at closing in February 2012 plus subsequent earn-out payments.   We have three quarterly earn-out payments remaining through September 2013.  Each quarterly earn-out payment is based upon that quarter’s revenue from the acquired customers, reduced by a portion of the Threshold Amount and by a portion of the prepayment made at closing. The final earn-out payment is calculated as one times the revenue actually recognized from the acquired customer base over the twelve-month period from September 2012 to August 2013 in excess of the total Threshold Amount, reduced by the prepayment and the cumulative amount of all previous earn-out payments made.  Based on our current estimates, we do not expect to make additional earn-out payments.  However, we may make additional earn-out payments, which could be material, depending upon the actual amount of revenue generated from the acquired customers during the Earn-Out Period.

Brachytherapy Custom Loading Agreement with Oncura, a unit of GE Healthcare

In the fourth quarter of 2012 we signed a value-added custom loading agreement with Oncura, a unit of GE Healthcare, to perform worldwide brachytherapy custom loading for Oncura manufactured seeds.  Under this three year agreement, we will provide custom loading of Oncura manufactured seeds into custom needles, strands and other packaged configurations.  While we have been performing custom loading since 1999, this agreement was our first significant effort to provide custom loading for seeds manufactured by other suppliers. Oncura’s iodine-125 brachytherapy seeds are utilized primarily in the treatment of early stage prostate cancer.  This agreement provides for custom loading for most of Oncura sales of prescription and custom loaded brachytherapy seeds worldwide, which currently includes North America, Europe, Australia and portions of Asia.  At full ramp-up during 2013, we expect this agreement to generate annual revenue of over $1 million.

Modified Dutch Auction Tender Offer

On June 12, 2012, we announced a modified “Dutch Auction” tender offer to repurchase up to $10.0 million of our common stock.  The offer period expired on July 11, 2012. On July 17, 2012, we repurchased 4,761,904 shares of our common stock for a total cost of $10.0 million, or $2.10 per share, excluding transaction costs.  The purchase price was funded from cash on hand, and the shares repurchased represented approximately 14% of our issued and outstanding common stock at that time.  We did not acquire any stated or unstated rights or privileges in connection with the repurchase of this common stock and, accordingly, the entire purchase price of $10.4 million, including transaction costs, was accounted for as treasury stock.

Medical Device Tax

Significant reforms to the healthcare system were adopted in the form of the Patient Protection and Affordable Care Act (the “PPACA”). The PPACA includes provisions that, among other things, require the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax (the “Medical Device Tax”) on the U.S. sales of most medical devices beginning in 2013. The Internal Revenue Service (“IRS”) has only recently issued the final regulations for the Medical Device Tax, and many questions remain regarding the applicability of this tax to varying points in the supply chain.  While we continue to evaluate the impact of the Medical Device Tax on our overall business, we currently believe this tax will be applicable to between 50% and 75% of our product sales.  Our estimate is subject to change due to, among other things, future IRS guidance and interpretations of the Medical Device Tax regulations, and changes in our product mix.  If the Medical Device Tax was applicable to all of our product sales, this would have equated to an excise tax of approximately $1.8 million in 2012.  This revenue-based tax will have a material impact on our consolidated results of operations, cash flows, and financial condition. See “Other Regulatory Developments” below.

Operating Segments

We operate in two business segments; the surgical products segment and the brachytherapy seed segment. Information related to revenue from external customers, measure of profit and loss by segment, total assets by segment, and revenue by geographic areas, is contained in Note N to the consolidated financial statements included in Part IV of this report.

Surgical Products Business

Overview

Our surgical products segment manufactures and distributes wound closure, vascular access, and specialty needle products, all of which are considered medical devices.  Sales are primarily to OEMs and to a network of distributors.

Wound closure products include sutures and other surgical products with applications in veterinary, urology, cardiology, orthopedics, plastic surgery, and other fields.  We believe the wound closure market to be a $2.0 billion annual worldwide market, and a $1.2 billion annual market in the United States.  We believe sutures represent approximately $700 million of the worldwide wound closure market.  Our wound closure products are used to hold skin, internal organs, blood vessels and other tissue together after they have been severed by injury or surgery.  Wound closure products, such as sutures, are produced with various dimensions, configurations, and types of materials, depending on the application.  We produce and distribute approximately 800 wound closure line items, including sterile and non-sterile products.  Sutures represent the majority of wound closure products we sell.  In 2012, approximately 87% of our suture product sales were in veterinary applications and 13% in human applications.  During 2011, approximately 82% of our suture product sales were in veterinary applications and 18% in human applications.

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

Tearaway Introducer Sets and Kits:
This product consists of a Teflon sheath and a High Density Polyethylene (“HDPE”) dilator set that is introduced over a guidewire.  Once that introduction is made, the guidewire and the dilator are removed leaving the sheath in place as a vascular access.  Once the definitive device (catheter) is introduced through the sheath, the sheath is easily split and removed leaving the desired catheter in place.  These products are offered sterile as an introducer sheath/dilator set or as a complete introducer kit that includes a needle and a guidewire.  The sterile product line consists of approximately 150 line items with lengths from 3cm to 50cm.  Additionally, the components are sold on a bulk, non-sterile basis to OEMs.

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

ReDial™ 4cm High Flow Introducer Sheath:
This product consists of a sheath that incorporates a hemostasis valve, HDPE dilator, larger bore tubing, side holes, and color coded clamps for use in de-clotting dialysis shunts. The larger bore tubing and side holes allow for high flow procedures. The ReDial™ is available with or without a radiopaque band, and consists of 24 line items. The product line is sold sterile and bulk, non- sterile.

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

Drainage Products:
Drainage catheters are used to drain and aspirate fluid from the body.  This product line consists of the Outflow™ general purpose drainage catheter and the Centeze™ centesis drainage catheter.  Both products are sold sterile through independent distributors.

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

We have been investigating the outsource manufacturing of certain components and legacy products offshore for our surgical products business and have identified independent suppliers in Costa Rica and other Latin American countries as locations for outsource manufacturing. We do not expect to acquire or lease real estate or establish a Theragenics operation offshore in the near term.  However, we do expect to incur capital expenditures for any outsourcing program we initiate. This equipment would be physically located at the independent supplier’s facilities in Latin America. We may also consider other areas outside the United States for outsourcing. We believe outsourcing of certain legacy products to manufacturers located outside of the United States could reduce our operating expenses in the future.  To date, our activities related to outsourcing with manufacturers located outside the United States have not been material.

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

Brachytherapy Seed Business

Overview

We produce, market and sell TheraSeed® and AgX100®,  FDA-cleared devices for treatment of all solid localized tumors and currently used principally for the treatment of localized prostate cancer. TheraSeed® is based on the radioactive isotope palladium-103, and AgX100® is based on the radioactive isotope iodine-125.  These devices are commonly referred to as “seeds” and are utilized in a procedure referred to as “brachytherapy”.  Our seed devices can be custom loaded and packaged in a number of different configurations.  We provide custom loading and packaging to independent seed manufacturers (see “Brachytherapy Custom Loading Agreement with Oncura”, below).  Our TheraSeed® and AgX100® products each have CE Marking.  To date, the significant portion of our seed product sales have been in the United States.  While we believe we may have opportunities for sales outside the U.S., we do not expect sales of our seeds outside of the United States to be material in the near future.

In February 2012 we acquired Core Oncology’s prostate brachytherapy customer base (see “Acquisition of Core Oncology’s Prostate Brachytherapy Customers” below).

Excluding skin cancer, prostate cancer is the most common form of cancer, and the second leading cause of cancer deaths, in men. The American Cancer Society estimates that there will be 238,590 new cases of prostate cancer diagnosed and an estimated 29,720 deaths associated with the disease in the United States during 2013. According to the American Cancer Society, more than 90% of all prostate cancers are found in the local and regional stages (local means it is still confined to the prostate; regional means it has spread from the prostate to nearby areas, but not to distant sites such as other organs).

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

These radioactive “seeds” are roughly the size of a grain of rice. Each seed consists of biocompatible titanium that encapsulates a radioactive isotope.  TheraSeed®, which we have produced since 1987, utilizes the radioactive isotope palladium-103 (“Pd-103”). The half-life of Pd-103, or the time required to reduce the emitted radiation to one-half of its initial level, is 17 days, resulting in the loss of almost all radioactivity in less than six months.  Our AgX100® seed device utilizes the radioactive isotope iodine-125 (“I-125”). The half-life of I-125 is approximately 60 days resulting in the loss of almost all radioactivity in approximately 20 months.

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

We believe the number of brachytherapy procedures performed in the United States has declined in recent years, and that this decline accelerated during 2012.  In May 2012 the U.S. Preventive Services Task Force recommended against routine PSA screenings for healthy men without symptoms.  We believe this recommendation has led to a decline in PSA screening.  In addition, we believe there has been an increase in “active surveillance”, a practice where no immediate medical treatment is provided; but the physician and patient closely monitor the patient’s cancer for signs that the cancer is growing.  We believe that declines in PSA screenings has led to a decline in the number of men diagnosed with prostate cancer.  A decline in the number of PSA screenings would in turn lead to a decline in the number of procedures to treat prostate cancer, including brachytherapy procedures. An increase in the proportion of men diagnosed with prostate cancer but not seeking immediate medical treatment would also lead to a decline in the number of procedures to treat prostate cancer.

In addition, some alternative and competing forms of treatment have increased their market share, especially those with Medicare reimbursement levels that are more favorable than reimbursement levels for brachytherapy.  These alternative forms of treatments include Intensity Modulated Radiation Therapy (“IMRT”) and robotic surgery.  A number of media stories and publications have speculated that physician establishment of IMRT centers has led to IMRT popularity, including a December 7, 2010 article in the Wall Street Journal and an article published in the International Journal of Radiation Oncology by physicians at the Yale University School of Medicine (Falit, Gross and Roberts, Int. J. Radiation Oncology Biol. Phys., Vol 76, No. 5).  Despite the favorable reimbursement and potential physician financial incentive enjoyed by IMRT relative to seeding, brachytherapy outcomes continue to be equal to or better than IMRT at a lower overall cost.  However, we believe that brachytherapy will continue to lose market share to IMRT (and other technologies that enjoy favorable reimbursement) as long as the current Medicare reimbursement policies provide favorable reimbursement levels for competing therapies.

Acquisition of Core Oncology’s Prostate Brachytherapy Customers

On February 17, 2012, we acquired Core Oncology’s prostate brachytherapy customer base.  This transaction has substantially increased our share of the iodine-125 segment of the prostate brachytherapy market.  In addition to the customer base, we also acquired certain packaging technologies, equipment related to the packaging technologies, and certain existing component inventory. We did not acquire Core’s facilities, manufacturing equipment or processes, or Core’s employees.  We accounted for this transaction as an asset acquisition.  Incremental revenue from this acquired customer base totaled $3.6 million in 2012.

The total purchase price for the acquired assets is equal to one times the actual revenue generated from the acquired customers over the twelve-month period from September 2012 to August 2013 (the “Earn-Out Period”), in excess of a $2.5 million Threshold Amount.  Through December 31, 2012 we have paid $5.3 million in cash for this transaction, primarily consisting of prepayment of a portion of the earn-out at closing in February 2012 plus subsequent earn-out payments.   We have three quarterly earn-out payments remaining through September 2013.  Each quarterly earn-out payment is based upon that quarter’s revenue from the acquired customers, reduced by a portion of the Threshold Amount and by a portion of the prepayment made at closing. The final earn-out payment is calculated as one times the revenue actually recognized from the acquired customer base over the twelve-month period from September 2012 to August 2013 in excess of the total Threshold Amount, reduced by the prepayment and the cumulative amount of all previous earn-out payments made.  Based on our current estimates, we do not expect to make additional earn-out payments.  However, we may make additional earn-out payments, which could be material, depending upon the actual amount of revenue generated from the acquired customers during the Earn-Out Period.

Brachytherapy Custom Loading Agreement with Oncura, a unit of GE Healthcare

In the fourth quarter of 2012 we signed a value-added custom loading agreement with Oncura, a unit of GE Healthcare, to perform worldwide brachytherapy custom loading for Oncura manufactured seeds.  Under this three year agreement, we will provide custom loading of Oncura manufactured seeds into custom needles, strands and other packaged configurations.  While we have been performing custom loading since 1999, this agreement was our first significant effort to provide custom loading for seeds manufactured by other suppliers.  Oncura’s iodine-125 brachytherapy seeds are utilized primarily in the treatment of early stage prostate cancer.  This agreement provides for custom loading for most of Oncura sales of prescription and custom loaded brachytherapy seeds worldwide, which currently includes North America, Europe, Australia and portions of Asia.  At full ramp-up during 2013, we expect this agreement to generate annual revenue of over $1 million.

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

External Beam Radiation Therapy (“EBRT”) involves directing a beam of radiation at the prostate gland from outside the body to destroy tumorous tissue. Patients are usually treated five days per week in an outpatient center over a period of eight to nine weeks.  Possible side effects include impotence, incontinence and rectal complications.

Certain forms of external beam radiation include Intensity Modulated Radiation Therapy (“IMRT”), Image Guided Radiation Therapy (“IGRT”), stereotactic radiotherapy and proton therapy. These treatments generally utilize high-energy and computerized mapping. We believe these forms of external beam radiation, including IMRT and IGRT, are gaining market share in the treatment of early stage prostate cancer.  We are not aware of long-term data documenting outcomes for these treatments, but we believe they enjoy favorable reimbursement rates relative to brachytherapy.

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

 Clinical Results - Brachytherapy Seed Business

Strong Efficacy Results. Clinical data indicates that seeding offers success rates for men of all ages with low-, intermediate- and high-risk early-stage prostate cancer that are comparable to or better than those of RP or EBRT. Such clinical studies include:

●
“Comparative Analysis of Prostate-Specific Antigen Free Survival Outcomes for Patients with Low, Intermediate and High Risk Prostate Cancer Treatment by Radical Therapy”.  Results from the Prostate Cancer Results Study Group:  Grimm et al, British Journal of Urology, volume 109, supplement 1, 2012.  A detailed comparison of peer reviewed literature showing therapy outcomes for surgery, EBRT, proton therapy, cryotherapy, HIFU and brachytherapy.  In all risk groups, brachytherapy exhibited equal or better outcomes than the other therapies compared.

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

Marketing and Major Customers - Brachytherapy Seed Business

We sell our TheraSeed® palladium-103 device, our AgX100® iodine-125 device , and other brachytherapy seed products directly to healthcare providers and to third-party distributors.  We also custom load brachytherapy seeds in prescription loaded needles, custom strands and other configurations.

Under our third party TheraSeed® distribution agreements, we are the exclusive palladium-103 seed supplier for the treatment of prostate cancer for each distributor, and each distributor has the non-exclusive right to sell TheraSeed® in the U.S. and Canada.  Certain agreements also provide distributors with the right to distribute TheraSeed® for the treatment of solid localized tumors other than in the prostate, and with rights to distribute to certain locations outside of North America.  Such applications (non-prostate and outside of North America) have not been material and are not expected to become material in the near future. Our principal non-exclusive distribution agreement is with C.R. Bard (“Bard”).  Our agreement with Bard provides for automatic one year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires December 31, 2014 and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2013. Sales to Bard by our brachytherapy segment represented 25% and 28% of brachytherapy seed segment revenue in 2012 and 2011, respectively. Our surgical products segment also sells to Bard.  Total consolidated sales to Bard, including sales in our brachytherapy seed segment and our surgical products segment, were less than 10% of consolidated revenue in 2012 and were 10% of consolidated revenue in 2011.

Core became an additional non-exclusive distributor of TheraSeed® in January 2010.  In February 2011, we terminated our agreement with Core due to Core’s failure to satisfy its financial obligation to us in accordance with the contractual terms of the agreement. Core had been attempting to become current with amounts due to us.  However, litigation filed against Core by a third party in January 2011 created what we viewed as an unacceptable level of uncertainty surrounding Core’s ability to satisfy their financial obligations to us for both current and ongoing sales.  Subsequent to termination of the agreement we continued to supply TheraSeed® to Core on a prepaid basis.  Sales to Core in our brachytherapy segment totaled approximately 8% of total brachytherapy seed segment revenue in 2011.  In the latter half of 2011, certain customers who previously purchased TheraSeed® through Core began purchasing either from us on a direct basis or through one of our other TheraSeed distributors.  In February 2012 we acquired Core’s prostate brachytherapy customers (see “Acquisition of Core Oncology’s Prostate Brachytherapy Customers” above).

We also currently have other non-exclusive distributors (other than Bard) for our TheraSeed® and AgX100® devices. We may pursue additional distribution agreements in an effort to increase market share.  We may also have opportunities to enter certain markets outside of the United States with our AgX100® iodine-125 device.

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

We have an exclusive license agreement under which we license the rights to certain intellectual property related to an expandable brachytherapy delivery system that we developed.  The term of the agreement is through the expiration of the last of the patents licensed under the agreement, which is currently July 2025.  The term may be altered if such patents are found to be invalid.  The agreement provides for a minimal non-refundable initial license fee and non-refundable continuing royalties based upon sales subject to certain minimums. The minimum annual royalty based upon the contract year of the agreement, which ends each May, is $1 million.

Competition - Brachytherapy Seed Business

Our brachytherapy business competes in a market characterized by technological innovation, extensive research efforts and significant competition. In general, our seed devices compete with conventional methods of treating localized cancer, including, but not limited to, radical prostatectomy, which includes laparoscopic radical prostatectomy and robot-assisted radical prostatectomy, and external beam radiation therapy, which includes IMRT, as well as competing permanently and temporarily implanted devices. We believe that the industry-wide decline in prostate brachytherapy procedure volume continued in 2012, at an accelerated rate.  In May 2012 the U.S. Preventive Services Task Force recommended against routine PSA screenings for healthy men without symptoms.  We believe this recommendation has led to a decline in PSA screenings.  In addition, we believe there has been an increase in “active surveillance”, a practice where no immediate medical treatment is provided; but the physician and patient closely monitor the patient’s cancer for signs that the cancer is growing.  We believe that declines in PSA screenings has led to a decline in the number of men diagnosed with prostate cancer.  A decline in the number of PSA screenings would in turn lead to a decline in the number of procedures to treat prostate cancer, including brachytherapy procedures. An increase in the proportion of men diagnosed with prostate cancer but not seeking immediate medical treatment would also lead to a decline in the number of procedures to treat prostate cancer. In addition, some newer forms of treatment have increased their market share, especially those with Medicare reimbursement levels that are higher than reimbursement levels for brachytherapy.  These alternative treatment forms include IMRT and robotic surgery. We believe that the industry-wide decline in brachytherapy procedures is likely to continue as long as other treatment options, especially IMRT, continue to enjoy favorable Medicare reimbursement rates.

 Several companies produce and distribute Pd-103 and I-125 seeds, which compete directly with our seed devices. C.R. Bard, Inc., Best Medical, Oncura (a unit of GE Healthcare) and others manufacture and/or sell brachytherapy seeds.  Other forms of brachytherapy seeds that utilize other isotopes, including both low dose radiation and high dose radiation, also compete directly with our devices.  We believe that we have competitive advantages over these companies including, but not limited to: (i) our proprietary production processes that have been developed and patented; (ii) our 25 year history of manufacturing radioactive medical devices with a record of reliability and safety in our manufacturing operations; (iii) vertical integration of production and related services; (iv) the time and resources required for competitors’ production capabilities to ramp up to commercial production on a scale comparable to ours; (v) maintenance of our cancer information center; (vi) our direct sales force; (vii) our direct to consumer advertising programs and (viii) the non-exclusive distribution agreements that we currently have in place.

In early 2010, we reduced the transfer price to our non-exclusive distributors in recognition of the competitive environment and new distributor strategies.  At any point in time, we and/or our non-exclusive distributors may continue to change their respective pricing policies for the TheraSeed® device, and we may change our pricing policies for our AgX100® device to take advantage of market opportunities or respond to competitive situations. Responding to market opportunities and competitive situations, including but not limited to competitor selling tactics, could have an adverse effect on the prices of the TheraSeed® or our AgX100® device.  Responding to market opportunities and competitive situations may also have a favorable effect on market share and volumes, while failure to do so could adversely affect market share and volumes although per unit pricing could possibly be maintained.

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

Research and Development

Research and development (“R&D”) expenses were $1.1 million, $1.6 million and $1.9 million in 2012, 2011 and 2010, respectively.  Our R&D investments are primarily focused on opportunities in our surgical products business.  Substantially all R&D expenses have been related to our surgical products segment in the 2010 to 2012 period.   Our R&D program is intended to focus on product extensions, next generation products, and new products that are complementary to our current product lines and that support our customers’ product lines.  Our R&D program is directed toward 510(k) products that have an established market and not on products that require lengthy and expensive clinical trials.  Looking forward, we expect our R&D expenses in 2013 to increase somewhat over our 2012 levels. However, the rate of R&D spending going forward could change based on the opportunities identified.  The amounts invested will be dependent upon a number of factors, including our ability to obtain qualified personnel and the types of activities required for our product development. We expect that our R&D investments will accelerate our entrance into new markets, expand our offerings to new and existing customers, and support growth in our surgical products business.  The FDA has recently announced that it is reviewing the 510(k) process, and many commentators expect the 510(k) rules to become more stringent.  Any such changes in the 510(k) rules may increase the cost and time to market of our product development activities.

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

Medicare covers a substantial percentage of the patients treated for prostate cancer in the United States, and consequently, the costs for prostate cancer treatment are subject to Medicare’s prescribed rates of reimbursement.  The utilization of TheraSeed®, AgX100® and many of the products in our surgical products business may be influenced by Medicare’s reimbursement levels, and the policies of other third party payors, which can change periodically.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Medicare Developments.

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

Our manufacturing, distribution and security of radioactive materials are governed by the State of Georgia in agreement with the NRC. The users of our TheraSeed® and AgX100® devices are also required to possess licenses issued either by the states in which they reside or the NRC depending upon the state involved and the production process used.

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

We continue to make capital and operational expenditures relating to compliance with existing Environmental Laws and Regulations in the normal course of business.  We budget for these expenditures and believe that our compliance with the Environmental Laws and Regulations will not have a material effect on our business, results of operations, financial condition and/or liquidity, relative to the effect such expenditures have had in recent years.   However, Environmental Laws and Regulations tend to become more stringent over time, and we could incur additional material costs and expenses in the future relating to compliance with such future laws and regulations. In addition, if we violate or fail to comply with applicable Environmental Laws and Regulations, we could be fined or otherwise sanctioned by regulators. Such fines, sanctions or other related costs could have a material adverse effect on our business, results of operations and/or liquidity. We cannot completely eliminate the risk of violation of Environmental Laws and Regulations, and we may incur additional material liabilities as a result of any such violations.

For more information on the effect of environmental, nuclear, regulatory and occupational health and safety laws and regulations on our business, please read the information included elsewhere in this Form 10-K, including Risk Factors, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies, and other information contained herein.

Third-Party Reimbursement and Healthcare Cost Containment

Reimbursement remains an important strategic consideration in the development and marketing of medical devices and procedures. Difficulty in obtaining coverage, coding and payment can be a significant barrier to the commercial success of a new product or procedure. The consequences can include slow adoption in the marketplace and inadequate payment levels that can continue for months or even years.

Our products designed for human use are ultimately purchased principally by hospitals or physicians, which typically bill various third-party payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of customers to obtain appropriate reimbursement for products and services from third-party payors is critical to the success of medical device companies because it can affect the products customers purchase and the prices they are willing to pay. Manufacturers, such as Theragenics, rely on insurance reimbursement to create favorable markets for their products while providers depend on this reimbursement to incorporate new products into their medical practices. As the largest single insurer in the United States, Medicare has a profound influence on the healthcare market. The Center for Medicare and Medicaid Services (“CMS”) formulates national and local coverage policy and sets payment rates for facilities and physician providers. Additionally, most private payors will follow the lead of CMS when developing their policies and payment rates. Technology assessment organizations, including the one run by the Blue Cross Blue Shield Association, are consulted by public and private payors to evaluate the relative merits of new technologies and their impact on net health outcomes in an effort to get as much value for the healthcare dollar as possible.

The processes necessary for a manufacturer to obtain appropriate levels of reimbursement are complex and usually vary from payor to payor. Third-party reimbursements to hospitals and ambulatory care facilities are typically made for procedures or episodes of care, which include the costs of devices, supplies and equipment, and provide an incentive for efficient care and careful use of more expensive technologies. Third-party payors for hospital services in the United States and abroad are increasingly focused on strategies to control spending on healthcare and reward improvements in quality and patient outcomes.

The uncertainty and complexity of future legislation seeking to reform the health insurance market and the healthcare delivery system make it difficult to ultimately predict the impact on our business.

For more information, see Item 1A. “Risk Factors.”

Employees

As of December 31, 2012, we had 534 employees.  We also utilize temporary and contract employees to manage fluctuations in headcount requirements.  None of our employees are represented by a union or a collective bargaining agreement, and we consider employee relations to be good.

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

We operate multiple businesses. When we refer to “surgical products” or the “surgical products business”, we are referring to the business that produces, markets and sells wound closure products, disposable medical devices used for vascular access, specialty needles, and other surgical related products. When we refer to “brachytherapy” or the “brachytherapy business”, we are referring to the business manufactures, performs custom loading, markets and sells medical devices used primarily in the treatment of early stage prostate cancer and related products and services.

Risks Related to our Business

Our future operating results are difficult to predict and may vary significantly from quarter-to-quarter.

Comparisons of our quarterly operating results are an unreliable indication of our future performance because they are likely to vary significantly based on many factors, including:

■	ordering patterns of our larger OEM and distributor customers;
■	costs created by unpredictability of customers’ ordering patterns;
■	continued investments in infrastructure, R&D, products, and companies as we make investments to support anticipated future growth and to develop products to address growth opportunities;
■
changes in product mix and sales channels, with sales through OEM channels generally carrying a relatively lower gross profit margin and sales through distributor channels generally carrying a somewhat higher gross profit margin;

■	continued pricing pressure from customers;
■	availability and pricing of raw material supplies;
■	any changes in the demand for medical devices and growth in our markets;
■	the increasing scale of our surgical products business;
■	the 2.3% excise tax on medical devices effective January 2013;
■	potential changes in the 510(k) approval process and other changes in FDA and governmental regulations;
■	the demand for and acceptance of our products;
■	competition;
■	the expansion and rate of success of our sales channels;
■	actions relating to ongoing FDA compliance;
■	the effect of intellectual property disputes;
■	the attraction and retention of key personnel;
■	an inability to control costs; and
■	general economic conditions as well as those specific to our customers and markets.

We face production risks.

We operate four primary production facilities, each of which manufactures unique products. Each facility also utilizes unique equipment that can be expensive and time consuming to replace.  If an event occurred that resulted in damage to one or more of our production facilities or certain equipment, we may be unable to produce the relevant products at previous levels or at all. In addition, for reasons of quality assurance, sole source availability or cost effectiveness, certain components and raw materials are available only from a sole supplier. Due to the FDA’s and other stringent regulations regarding the manufacture of our products, we may not be able to quickly establish replacement sources for certain component materials. Any interruption in manufacturing, or in the ability to obtain raw materials and component supplies, could have a material adverse effect on our business, financial condition, and results of operations.

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

We compete in markets characterized by technological innovation, extensive research efforts and significant competition. New developments in technology may have a material adverse effect on the development or sale of our products and may render such products noncompetitive or obsolete. Other companies, many of which have substantially greater capital resources, marketing experience, and research and development staffs and facilities than us, are currently engaged in the development of products and innovative methods for treating cancer, and for competing with our wound closure, vascular access and specialty needle products. Significant developments by any of these companies or advances by medical researchers at universities, government research facilities or private research laboratories could reduce or eliminate the entire market for any or all of our products.

We face intense competition.

Our surgical products business competes with other suppliers of wound closure, vascular access and specialty needle products.  Many of our competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than we do. In our brachytherapy seed business, competing treatments such as IMRT and robotic surgery have been gaining market share, which we believe is due primarily to favorable reimbursement rates set by Medicare and pervasive advertising promotion of robotic surgery.  Additionally, many companies located outside of the United States, in particular in Asia, produce and supply similar surgical products. These companies may have access to substantially lower costs of production. Accordingly, such competitors or future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than us. As a result, we may be at a disadvantage when competing with these companies. If we fail to compete effectively, our business, financial condition and results of operations may be adversely affected.

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

We rely, and will continue to rely, upon collaborative relationships with agents and distributors and other industry participants to maintain market access to potential customers. Some of the entities, with which we have relationships to help market and distribute our products, also produce or distribute products that directly compete with our products. In particular, Bard is one of our competitors in the brachytherapy seed market, and also a competitor for certain of our surgical products segment applications.  Yet Bard is also a non-exclusive distributor of our TheraSeed® product and a customer of our surgical products business. Sales to Bard under the Bard Agreement represented 25% of our brachytherapy seed segment revenue in 2012. Our surgical products segment also sells to Bard.  Total sales to Bard, including sales in our brachytherapy seed segment and our surgical products segment, were less than 10% of consolidated revenues in 2012.  The term of our brachytherapy related distribution agreement with Bard is currently less than two years. There is no assurance that any of our distribution agreements will be extended and if they are not extended, or they are otherwise terminated, how much unit volume being sold through them will be able to be captured by our direct sales force or other distributors that we may utilize.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Iran Threat Reduction and Syria Human Rights Act of 2012, new rules related to conflict minerals and new SEC regulations and NYSE rules are creating uncertainty for public companies, and are particularly burdensome for smaller public companies such as ours. We cannot predict or estimate the amount of the additional costs we may incur relating to regulatory developments or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Further legislative or administrative reforms to the U.S. reimbursement systems in a manner that significantly reduces reimbursement for procedures using our medical devices or denies coverage for these procedures, or adverse decisions relating to our products by administrators of these systems on coverage or reimbursement issues, would have an adverse impact on the acceptance of our products and the prices that our customers are willing to pay for them. These outcomes, along with cost containment measures, could have a material adverse effect on our business and results of operations.

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

We use hazardous materials and chemicals in our manufacturing operations. We are required to comply with increasingly rigorous laws and regulations governing environmental protection and workplace safety, including requirements governing the handling, storage and disposal of hazardous substances and the discharge of materials into the environment. Although, we believe that we handle, store and dispose of these materials in a manner that complies with state and federal regulations, the risk of accidental contamination or injury exists. In the event of an accident, we could be held liable for decontamination costs, other clean-up costs and related damages or liabilities. To help minimize these risks, we employ a full-time Environmental Health and Safety Officer and, when appropriate, we utilize outside professional services organizations to help us evaluate environmental regulations and monitor our compliance with such regulations. In addition, we procure insurance specifically designed to mitigate environmental liability exposures.

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

Although a number of our surgical products are Class II devices subject to certain special controls by the FDA, many of our products are Class I devices, meaning that the FDA considers these products to present minimal potential for harm to the user. Nonetheless, if there is an error in the design, manufacture or use of any of these products, there remains a risk of recall, rejection of our product by our customers, damage to our reputation, lost revenue, diverted resources and increased support costs. We may also be subject to claims for damages related to any error in such products.

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

If we are unable to develop new enhancements and new generations of products, we may be unable to retain our existing customers or attract new customers.

Rapid and significant technological change in products offered as well as enhancements to existing products and surgical techniques coupled with evolving industry standards and new product introductions characterize the market for our brachytherapy, wound closure, vascular access, and specialty needle products. Many of our brachytherapy and surgical products are technologically innovative and require significant planning, design, development and testing. These activities require significant capital commitments and investment. If we are unable to generate or raise needed capital on favorable terms or at all, we may be unable to maintain our competitive advantage in the marketplace.

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

The high cost of technological innovation is coupled with rapid and significant change in the regulations governing the products that compete in both our surgical products and brachytherapy markets. We may also be affected by industry standards that could change on short notice and by the introduction of new products and technologies that could render existing products and technologies uncompetitive. We cannot be sure that we will be able to successfully develop new products or enhancements to our existing brachytherapy products and surgical products. Without new product introductions, our revenues will likely suffer. Even if customers accept new enhanced products, the costs associated with making these products available to customers, as well as our ability to obtain capital to finance such costs, could reduce or prevent us from increasing our operating margins.

Our cash balances and marketable securities are subject to risks, which may cause losses and affect the liquidity of these investments.

Our cash and cash equivalents represent cash deposits, money market funds, and commercial paper and are invested with a limited number of financial institutions. Investments in marketable securities are made in accordance with our investment policies, which generally allow investments in high-credit quality corporate and municipal obligations. All of these cash, cash equivalents and marketable securities investments are subject to general credit, liquidity, market, interest rate and counterparty risks.  These risks may be exacerbated by the disruptions and volatility in the economic climate, lack of liquidity in the credit and investment markets, economic difficulties encountered by many financial institutions and other economic uncertainties that have in the past, and may in the future, affect various sectors of the financial markets causing credit and liquidity issues. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.

We can continue to be adversely affected by economic instability.

Financial markets and the economies in the United States and internationally may continue to experience disruption and volatility as they have in recent years and conditions could worsen. As a result, the economic environment may, among other things:
●	create downward pressure on the pricing of our products;
●	affect the collection of accounts receivable;
●	increase the sales cycle for certain of our products;
●	slow the adoption of new products and technologies;
●	adversely affect our customers, causing them to reduce or defer spending and/or decrease utilization of our products;
●	adversely affect our suppliers, which could disrupt our ability to produce our products; and
●	limit our access to capital on terms acceptable to us.

These conditions may continue in the future.  Any of these conditions could have a material adverse effect on our business, financial position, liquidity and results of operations.

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

Significant reforms to the healthcare system were adopted in the form of the Patient Protection and Affordable Care Act (the “PPACA”). The PPACA includes provisions that, among other things, require the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax (the “Medical Device Tax”) on the U.S. sales of most medical devices beginning in 2013. The Internal Revenue Service (“IRS”) has only recently issued the final regulations for the Medical Device Tax, and many questions remain regarding the applicability of this tax to varying points in the supply chain.  While we continue to evaluate the impact of the Medical Device Tax on our overall business, we currently believe this tax will be applicable to between 50% and 75% of our product sales.  Our estimate is subject to change due to, among other things, future IRS guidance and interpretations of the Medical Device Tax regulations, and changes in our product mix.  If the Medical Device Tax was applicable to all of our product sales, this would have equated to an excise tax of approximately $1.8 million in 2012.  This revenue-based tax will have a material impact on our consolidated results of operations, cash flows, and financial condition. See “Other Regulatory Developments” below.

CMS has published final regulations that would implement provisions in PPACA related to disclosure of payments made by manufacturers to physicians and teaching hospitals, effective April 2013.  Because we manufacture a number of devices that are covered by the regulations, all payments that we make to physicians and teaching hospitals would be subject to this reporting requirement even if the payment relates to a device that is not considered a covered device. The tracking and reporting of these payments could have an adverse impact on our business and/or consolidated results of operations and financial condition and on our relationships with customers and potential customers.

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

The American Taxpayer Relief Act (ATRA) of 2012, known as the fiscal cliff deal, was enacted on January 2, 2013. This Act delayed until March 1, 2013 the automatic spending cuts of nearly $1 trillion over the next 10 years that were included under the Budget Control Act of 2011. These spending cuts include a 2% cut to Medicare providers and suppliers. Medicaid is exempt from these cuts. To date, Congress has not taken any action to avoid these sequestration cuts which will impact domestic and defense spending along with Medicare. Any cuts to Medicare reimbursement which affect our products could have a material adverse effect on our business and/or our consolidated results of operations and financial condition.

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

Disruption of critical information systems or material breaches in the security of our systems may adversely affect our business and customer relationships.

We rely on information technology systems to process, transmit, and store electronic information in our day-to-day operations. We also rely on our technology infrastructure, among other functions, to interact with suppliers, sell our products, fulfill orders and bill, collect and make payments, ship products, provide support to customers, track customer purchases, fulfill contractual obligations and otherwise conduct business. Our internal information technology systems, as well as those systems maintained by third-party providers, may be subjected to computer viruses or other malicious codes, unauthorized access attempts, and cyber-attacks, including infiltration of data centers, any of which, if successful, could result in data leaks or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyber-attacks are becoming more sophisticated and frequent, and there can be no assurances that our protective measures will prevent future security breaches that could have a significant impact on our business, reputation, and financial results. If we fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to these systems, we could lose existing customers, have difficulty preventing, detecting, and controlling fraud, have disputes with customers, physicians, and other health care professionals, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach, or suffer other adverse consequences, any of which could have a material adverse effect on our business, results of operations or financial condition.

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

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock, $.01 par value, (“Common Stock”) is traded on the New York Stock Exchange (NYSE) under the symbol “TGX”. The high and low prices for our Common Stock for each fiscal quarterly period in 2012 and 2011 are as follows:

	High	Low
2012
First Quarter	$1.85	1.33
Second Quarter	2.10	1.53
Third Quarter	2.08	1.65
Fourth Quarter	1.73	1.32

2011
First Quarter	$2.19	1.50
Second Quarter	2.29	1.75
Third Quarter	1.85	1.23
Fourth Quarter	1.73	1.18

As of February 28, 2013, the closing price of our Common Stock was $1.62 per share. Also, as of that date, there were approximately 346 holders of record of our Common Stock. The number of record holders does not reflect the number of beneficial owners of our Common Stock for whom shares are held by depositary trust companies, brokerage firms and others.

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

We have not previously declared or paid a cash dividend on our Common Stock. In July 2012 we repurchased approximately 4.8 million shares of our common stock for a total repurchase price of $10.4 million, including transaction costs, in a Modified Dutch Auction.  We have no current plans for additional share repurchases, and it is the present policy of our Board of Directors to retain all earnings to support operations and our strategy of continued diversification and expansion.

Item 6. Selected Financial Data

The following selected financial data are derived from our consolidated financial statements. The selected financial data set forth below should be read in conjunction with our consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

(Amounts in thousands, except per share data)	Year ended December 31,
	2012	2011	2010	2009	2008
Statement of Operations Data:
Product sales	$80,008	$80,454	$80,683	$77,151	$66,447
License and fee income	2,551	2,276	1,501	1,175	911
Total revenue	82,559	82,730	82,184	78,326	67,358

Cost of sales	52,017	50,073	49,155	44,953	36,264
Gross profit	30,542	32,657	33,029	33,373	31,094

Selling, general and administrative	22,258	22,685	24,013	22,020	20,500
Amortization of purchased intangibles	3,374	2,793	3,077	3,441	2,410
Research and development	1,133	1,649	1,942	2,160	1,300
Impairment of goodwill and tradenames	—	—	—	—	70,376
Other operating items	10	34	111	3	(147)
Total operating expenses	26,775	27,161	29,143	27,624	94,439

Earnings (loss) from operations	3,767	5,496	3,886	5,749	(63,345)

Other income (expense), net	(493)	(530)	(583)	(837)	277

Earnings (loss) before income taxes	3,274	4,966	3,303	4,912	(63,068)

Income tax expense (benefit)	1,135	1,902	1,233	1,837	(4,528)

Net earnings (loss)	$2,139	$3,064	$2,070	$3,075	$(58,540)

Net earnings (loss) per share
Basic and Diluted	$0.07	$0.09	$0.06	$0.09	$(1.77)

	December 31,
(Amounts in thousands)	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash and cash equivalents	$23,589	$29,553	$29,674	$45,326	$39,088
Marketable securities	11,319	11,625	10,949	—	1,507
Intangible assets, net	11,020	9,459	12,319	15,464	18,720
Total assets	105,725	115,818	115,187	116,108	114,419
Long-term borrowings	22,000	—	23,667	27,000	—
Total debt	22,000	23,667	27,000	30,333	32,000
Shareholders’ equity	$76,927	$84,122	$80,279	$77,653	$74,110

Comparability of the selected financial data above is affected by certain material changes in our business, including:

●	the acquisition of NeedleTech in July 2008. The results of operations of an acquired company are included in our consolidated results for periods subsequent to each respective acquisition date,
●	impairment charges related to the write off of goodwill and tradenames in 2008,
●	the Core asset acquisition consisting principally of customer relationship intangible assets in February 2012,
●	the $10.4 million Modified Dutch Auction share repurchase in July 2012, and
●	the refinancing of our credit agreement in 2009 and 2012.

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

Our surgical products business manufactures, markets and sells disposable devices primarily utilized in certain surgical procedures.  Our brachytherapy seed business manufactures, performs custom loading, markets and sells radioactive “seeds” primarily utilized in the treatment of early stage prostate cancer.  “Custom loading” refers to loading the seeds into custom needles, strands or other packaged configurations as prescribed by the healthcare provider administering the treatment.  We have performed custom loading of seeds since 1999. At the present time, both of our segments do business primarily in the United States.  Our surgical products business is the faster growing of our businesses and has been supported by the cash flows generated by our market leading brachytherapy seed business.  In our surgical products business, we plan to grow and diversify revenues by adding product offerings and manufacturing capabilities, expanding the applications and markets in which we compete, and gaining scale to improve profitability.

Our surgical products business was built through the acquisitions of CP Medical Corp. in May 2005, Galt Medical Corporation in August 2006, and NeedleTech Products, Inc. in July 2008.  We currently manufacture almost 3,500 products in this business as part of three broad product platforms; wound closure, vascular access and specialty needles.  To date we have maintained the names and brands under which each of these companies previously manufactured, marketed and sold their products.  We serve a number of markets and applications, including, among other areas, interventional cardiology, interventional radiology, vascular surgery, orthopedics, plastic surgery, dental surgery, urology, veterinary medicine (sutures), pain management, endoscopy, and spinal surgery. With the exception of veterinary sutures, our surgical products hold relatively small market shares.  Our products include both finished goods and components.  Our products are sold primarily to original equipment manufacturers (“OEMs”) and to a network of distributors.  On a pro forma basis, our surgical products business has achieved a compound annual revenue growth rate of 7.0% from 2006 through 2012 (pro forma, assuming all acquisitions had been made at the beginning of 2006).  We have accomplished this primarily by increasing sales to existing customers and, to a lesser extent, adding new customers.  Further, we achieved this revenue growth during a period which included severe economic difficulties.  Our strategy for increasing sales and scale going forward includes: becoming more integral within the supply chain of our customers both for existing products and for our customers’ development programs (which may allow us to increase sales to existing and new customers from all product platforms); developing new products internally; acquiring products, licenses, and other intellectual property; acquiring businesses and; entering certain markets outside the United States.

Research and development (“R&D”) is an integral part of our growth plan in our surgical products business.  Our R&D is intended to focus on product extensions, next generation products, and new products that are complementary to our current product lines and that support our customers’ product lines.  Our R&D program is directed toward 510(k) products that have an established market and not on products that require lengthy and expensive clinical trials. During 2012 we launched three new vascular access products: our Galt Microslide™ Pediatric Introducer line (“Galt Microslide”), our Galt VTI™ Valved Tearaway Introducer (“Galt VTI”) and our Galt Centeze™ centesis drainage catheter. While sales of these new products were not material in 2012, each of these new products is expected to provide our surgical products business with access to new markets and new customers.  These new products are also expected to carry a higher gross profit margin than we are currently realizing in our surgical products business.  Looking forward, our quarterly results are expected to be affected by the timing of these R&D investments.

We have been investigating the outsource manufacturing of certain components and legacy products offshore for our surgical products business and have identified independent suppliers in Costa Rica and other Latin American countries as locations for outsource manufacturing. We do not expect to acquire or lease real estate or establish a Theragenics operation offshore in the near term.  However, we do expect to incur capital expenditures for any outsourcing program we initiate. This equipment would be physically located at the independent supplier’s facilities in Latin America. We may also consider other areas outside the United States for outsourcing. We believe outsourcing of certain legacy products to manufacturers located outside of the United States could reduce our operating expenses in the future.  To date, our activities related to outsourcing with manufacturers located outside the United States have not been material.

We have operated our brachytherapy seed business since 1987, emerging from the development stage in 1990.  Historically our brachytherapy seed segment has generated strong cash flows, which have enabled us to diversify our business substantially.  Positive cash flows from our brachytherapy seed business continue despite an industry-wide decline in brachytherapy procedures in the United States which began about seven years ago.  The overall brachytherapy industry in the United States has experienced difficulties over the last several years, with a decline in procedure rates accelerating during 2012. In May 2012 the U.S. Preventive Services Task Force recommended against routine PSA screenings for healthy men without symptoms.  We believe this recommendation has led to a decline in PSA screening.  In addition, we believe there has been an increase in “active surveillance”, a practice where no immediate medical treatment is provided; but the physician and patient closely monitor the patient’s cancer for signs that the cancer is growing.  We believe that declines in PSA screenings has led to a decline in the number of men diagnosed with prostate cancer. A decline in the number of PSA screenings would in turn lead to a decline in the number of procedures of all treatment types to treat prostate cancer, including brachytherapy procedures. An increase in the proportion of men diagnosed with prostate cancer but not seeking immediate medical treatment would also lead to a decline in the number of procedures to treat prostate cancer.

In addition, some newer and competing forms of treatment enjoy favorable Medicare reimbursement rates relative to brachytherapy reimbursement rates.  We believe this disparity results in a non-level playing field for brachytherapy device manufacturers, providers, and patients.  One of the primary competitive treatments is Intensity Modulated Radiation Therapy, or “IMRT”.  IMRT enjoys substantially higher reimbursement rates than brachytherapy, yet clinical studies do not indicate that IMRT delivers improved outcomes.  In fact, a study to evaluate cost-effectiveness and outcomes of low-dose rate and high-dose rate brachytherapy compared to IMRT found that patients treated for low- and intermediate-risk prostate cancer with brachytherapy or IMRT had comparable outcomes, but IMRT costs more (C Shah et al. /Brachytherapy 11 (2012) 441-445).  We believe the market positioning and heavy promotion of robotic surgery for prostate cancer treatment has also adversely affected the number of brachytherapy procedures performed.  Despite these industry-wide difficulties, we have maintained positive cash flows in our brachytherapy business for a variety of reasons including, among other things, our ability to anticipate changes in market conditions; our ability to respond to government controlled pricing policies surrounding reimbursement of our products and, more recently, our increasing overall market share.

At the present time we believe that we have additional opportunities to increase our brachytherapy market share through additional strategic agreements, diversification of our product offerings, and potential opportunities in markets outside of the United States. Two such opportunities were the acquisition of Core Oncology, Inc’s prostate brachytherapy customer base and the new Oncura custom loading agreement (see below).  We believe we have these opportunities to expand and broaden our distribution channels because of, among other things, the reliability of our supply, the quality of our products, the quality of our direct sales force, and our long-term commitment to the brachytherapy industry including patient education, direct to consumer advertising, and congressional lobbying for fair reimbursement.

Acquisition of Core Oncology’s Prostate Brachytherapy Customers

On February 17, 2012, we acquired Core Oncology’s prostate brachytherapy customer base.  This transaction has substantially increased our share of the iodine-125 segment of the prostate brachytherapy market.  In addition to the customer base, we also acquired certain packaging technologies, equipment related to the packaging technologies, and certain existing component inventory. We did not acquire Core’s facilities, manufacturing equipment or processes, or Core’s employees.  We accounted for this transaction as an asset acquisition.  Incremental revenue from this acquired customer base totaled $3.6 million in 2012.

The total purchase price for the acquired assets is equal to one times the actual revenue generated from the acquired customers over the twelve-month period from September 2012 to August 2013 (the “Earn-Out Period”), in excess of a $2.5 million Threshold Amount.  Through December 31, 2012, we have paid $5.3 million in cash for this transaction, primarily consisting of prepayment of a portion of the earn-out at closing in February 2012 plus subsequent earn-out payments.   We have three quarterly earn-out payments remaining through September 2013.  Each quarterly earn-out payment is based upon that quarter’s revenue from the acquired customers, reduced by a portion of the Threshold Amount and by a portion of the prepayment made at closing. The final earn-out payment is calculated as one times the revenue actually recognized from the acquired customer base over the twelve-month period from September 2012 to August 2013 in excess of the total Threshold Amount, reduced by the prepayment and the cumulative amount of all previous earn-out payments made.  Based on our current estimates, we do not expect to make additional earn-out payments.  However, we may make additional earn-out payments, which could be material, depending upon the actual amount of revenue generated from the acquired customers during the Earn-Out Period.

Brachytherapy Custom Loading Agreement with Oncura, a unit of GE Healthcare

In the fourth quarter of 2012, we signed a value-added custom loading agreement with Oncura, a unit of GE Healthcare, to perform worldwide brachytherapy custom loading for Oncura manufactured seeds.  Under this three year agreement, we will provide custom loading of Oncura manufactured seeds into custom needles, strands and other packaged configurations.  While we have been performing custom loading since 1999, this was our first significant effort to provide custom loading for seeds manufactured by other suppliers. Oncura’s iodine-125 brachytherapy seeds are utilized primarily in the treatment of early stage prostate cancer.  This agreement provides for custom loading for most of Oncura sales of prescription and custom loaded brachytherapy seeds worldwide, which currently includes North America, Europe, Australia and portions of Asia.  At full ramp-up during 2013, we expect this agreement to generate annual revenue of over $1 million.

Modified Dutch Auction Tender Offer

On June 12, 2012, we announced a modified “Dutch Auction” tender offer to repurchase up to $10.0 million of our common stock.  The offer period expired on July 11, 2012. On July 17, 2012, we repurchased 4,761,904 shares of our common stock for a total cost of $10.0 million, or $2.10 per share, excluding transaction costs.  The purchase price was funded from cash on hand, and the shares repurchased represented approximately 14% of our issued and outstanding common stock at that time.  We did not acquire any stated or unstated rights or privileges in connection with the repurchase of this common stock and, accordingly, the entire purchase price of $10.4 million, including transaction costs, was accounted for as treasury stock.

Medical Device Tax

Significant reforms to the healthcare system were adopted in the form of the Patient Protection and Affordable Care Act (the “PPACA”). The PPACA includes provisions that, among other things, require the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax (the “Medical Device Tax”) on the U.S. sales of most medical devices beginning in 2013. The Internal Revenue Service (“IRS”) has only recently issued the final regulations for the Medical Device Tax, and many questions remain regarding the applicability of this tax to varying points in the supply chain.  While we continue to evaluate the impact of the Medical Device Tax on our overall business, we currently believe this tax will be applicable to between 50% and 75% of our product sales.  Our estimate is subject to change due to, among other things, future IRS guidance and interpretations of the Medical Device Tax regulations, and changes in our product mix.  If the Medical Device Tax was applicable to all of our product sales, this would have equated to an excise tax of approximately $1.8 million in 2012.  This revenue-based tax will have a material impact on our consolidated results of operations, cash flows, and financial condition. See “Other Regulatory Developments” below.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenue

Following is a summary of revenue by segment for each of the three years in the period ended December 31, 2012 (in thousands):

Revenue by segment	Year ended December 31,
	2012	2011	2010
Surgical products
Product sales	$59,798	$59,258	$58,991
License and fee income	135	151	36
Total surgical products	59,933	59,409	59,027

Brachytherapy seed
Product sales	21,181	21,952	22,287
License and fee income	2,416	2,125	1,465
Total brachytherapy seed	23,597	24,077	23,752

Intersegment eliminations	(971)	(756)	(595)

Consolidated
Product sales	80,008	80,454	80,683
License and fee income	2,551	2,276	1,501
Total consolidated	$82,559	$82,730	$82,184

Surgical Products Segment

Revenue in our surgical products business increased 1% in 2012 over 2011.  Our customers’ ordering patterns continue to be variable and unpredictable. Dampening growth in 2012 was having to overcome the loss of a customer program which had generated annual revenue of approximately $1 million in prior years.  Customer behavior and ordering patterns also continue to be erratic due to significant macroeconomic uncertainties, such as healthcare reform, the medical device tax, changing tax policies and other concerns. We expect variable and unpredictable customer behavior to continue into 2013. Fundamental demand for our surgical products remains; yet industry-wide sluggish demand and unpredictable behavior have a direct effect on our revenue and results.

Open orders in our surgical products segment were $12.5 million at December 31, 2012 compared to $13.9 million at December 31, 2011.  Open orders represent orders from customers for future delivery that we believe to be firm.  Open orders are not guaranteed shipments, and they are subject to cancellation or delay.  At December 31, 2011, open orders included certain orders for which we missed promised delivery dates due to implementation of our new ERP systems at one location.  However, our customers agreed to later delivery dates and these orders were not considered as “late”.  Backlog in our surgical products business was $411,000 at December 31, 2012 and $379,000 at December 31, 2011.  Backlog represents orders included in open orders, but for which we have missed promised shipment dates.  At December 31, 2012, backlog was comprised primarily of late orders due to a shortage of supply of certain animal-based materials utilized in some of our wound closure products (see Operating income and costs and expenses, Surgical Products segment, below).  We expect our open orders and backlog to continue to vary based on changes in ordering patterns of our larger customers, changes in customer behavior and changes in availability of raw materials.

We announced the launch of three new vascular access products in 2012. We launched our Galt Microslide™ Pediatric Introducer line (“Galt Microslide”) in the first quarter of 2012; our Galt VTI™ Valved Tearaway Introducer (“Galt VTI”) in the third quarter of 2012; and our Galt Centeze™ centesis drainage catheter in October. While sales of these new products have not been material in 2012, each of these new products is expected to provide our surgical products business with access to new markets and new customers.  These new products are also expected to carry a higher gross profit margin than we are currently realizing in our surgical products business.

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

Brachytherapy Seed Segment

We sell our TheraSeed® palladium-103 device, our AgX100® iodine-125 device, and other brachytherapy related products and services directly to healthcare providers and to third-party distributors.  We also custom load brachytherapy seeds in prescription loaded needles, custom strands and other configurations.

Our brachytherapy product sales decreased 4% in 2012 from 2011.  Incremental revenues from the acquisition of the Core Oncology customer base totaled $3.6 million for the year ended December 31, 2012.  See “Acquisition of Core Oncology’s Prostate Brachytherapy Customer Base” above. Excluding the incremental sales to the acquired customers, 2012 brachytherapy product revenue, primarily from our TheraSeed® product, declined 20% from 2011.

In May 2012 the U.S. Preventive Services Task Force recommended against routine PSA screenings for healthy men without symptoms.  We believe this recommendation has led to a decline in PSA screening.  In addition, we believe there has been an increase in “active surveillance”, a practice where no immediate medical treatment is provided; but the physician and patient closely monitor the patient’s cancer for signs that the cancer is growing.  We believe that declines in PSA screenings has led to a decline in the number of men diagnosed with prostate cancer.  A decline in the number of PSA screenings would in turn lead to a decline in the number of procedures to treat prostate cancer, including brachytherapy procedures. An increase in the proportion of men diagnosed with prostate cancer but not seeking immediate medical treatment would also lead to a decline in the number of procedures to treat prostate cancer.

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

We have non-exclusive distribution agreements in place for our seed devices.  Under our third party TheraSeed® distribution agreements, we are the exclusive palladium-103 seed supplier for the treatment of prostate cancer for each distributor, and each distributor has the non-exclusive right to sell TheraSeed® in the U.S. and Canada.  Certain agreements also provide distributors with the right to distribute TheraSeed® for the treatment of solid localized tumors other than in the prostate and with rights to distribute to certain locations outside of North America.  Such applications (non-prostate and outside of North America) have not been material and are not expected to become material in the near future. Our principal non-exclusive distribution agreement is with C.R. Bard (“Bard”).  Our agreement with Bard provides for automatic one year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires December 31, 2014 and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2013.  Sales to Bard by our brachytherapy segment represented 25% and 28% of brachytherapy seed segment revenue in 2012 and 2011, respectively.  Our surgical products segment also sells to Bard.  Total consolidated sales to Bard, including sales in our brachytherapy seed segment and our surgical products segment, did not equal or exceed 10% of our consolidated revenue in 2012.  In 2011 consolidated sales to Bard totaled 10% of consolidated revenue.

Core became a non-exclusive distributor of TheraSeed® in January 2010.  In February 2011, we terminated our agreement with Core due to Core’s failure to satisfy its financial obligation to us in accordance with the contractual terms of the agreement. Core had been attempting to become current with amounts due to us.  However, litigation filed against Core by a third party in January 2011 created what we viewed as an unacceptable level of uncertainty surrounding Core’s ability to satisfy their financial obligations to us for both current and ongoing sales.  In the latter half of 2011, certain customers who previously purchased TheraSeed® through Core began purchasing either from us on a direct basis or through one of our other TheraSeed® distributors. In February 2012, we acquired Core’s prostate brachytherapy customer base.  See above under “Acquisition of Core Oncology’s Prostate Brachytherapy Customer Base”. Sales to Core in our brachytherapy segment totaled approximately 8% total brachytherapy seed segment revenue in 2011.

We also currently have other non-exclusive distributors (other than Bard) for our TheraSeed® and AgX100® devices.  We may pursue additional distribution agreements in an effort to increase market share.  We may also have opportunities to enter certain markets outside of the United States with our AgX100® device.

We believe that Medicare reimbursement policies have affected the brachytherapy market and will continue to affect the brachytherapy market.  See “Medicare Developments” below.

License fees in our brachytherapy segment increased $291,000 or 14%, in 2012 over 2011.  License fees include fees from the licensing of our TheraSphere® product, a medical device used for the treatment of liver cancer.  Licensing fees also include fees related to the licensing of certain intellectual property related to a brachytherapy catheter-based delivery system that we developed. This delivery system is primarily utilized in the treatment of breast cancer.  This May 2008 licensing agreement provides for a minimal non-refundable initial license fee and non-refundable continuing royalties based upon sales subject to certain minimums. Costs and expenses associated with our license agreements are not material.

Operating income and costs and expenses

Following is a summary of operating income by segment for each of the three years in the period ended December 31, 2012 (in thousands):

	Year ended December 31,
	2012	2011	2010

Surgical products	$696	$607	$215
Brachytherapy seed	3,122	4,923	3,685
Intersegment eliminations	(51)	(34)	(14)

Consolidated	$3,767	$5,496	$3,886

Surgical Products Segment

Operating income in our surgical products segment increased to $696,000 in 2012 from $607,000 in 2011.  Our gross profit margins on sales were approximately 34% in 2012 compared to 35% in 2011.  Gross margins continue to be affected by our sales channel mix. We sell our surgical products primarily to OEM’s and to a network of distributors.  Sales to OEM’s, which typically carry a lower gross profit margin than sales to dealers, were 89% and 88% in 2012 and 2011, respectively, relative to our total surgical products sales. Over time, we plan to increase margins by integrating manufacturing processes, improving efficiencies and introducing newer and higher margin products, such as the Galt VTI, Galt Microslide and Galt Centeze discussed above.

Selling, general and administrative (“SG&A”) costs were 26% of revenue for both the years ended December 31, 2012 and 2011.

Research and development (“R&D”) expenses decreased $499,000, or 31%, in 2012 from 2011. Our R&D program is intended to focus on product extensions, next generation products, and new products that are complementary to our current product lines and that support our customers’ product lines.  Though our R&D expenses declined in 2012, we have not reduced the amount of R&D activity.  Rather, in late 2011 we began to centralize our R&D efforts and are now better organized and more focused.  Our R&D program is directed toward 510(k) products that have an established market and not on products that require lengthy and expensive clinical trials. Looking forward, our results are expected to be affected by the timing of these investments.  We recently introduced three new vascular access products.  See our discussion under “Revenue - Surgical Products Segment” above.

Recently there have been worldwide shortages of certain animal-based materials utilized in some of our wound closure products.  To date, these shortages have not had a materially adverse effect on our operations or results.  Currently we believe such shortages are being addressed by suppliers and will be short-term in nature.  However, if such shortages worsen or endure for an extended period of time, we may experience increased costs for raw materials or delays in production, which could have a material adverse effect on our results of operations.

We have been investigating the outsource manufacturing of certain components and legacy products offshore for our surgical products business and have identified independent suppliers in Costa Rica and other Latin American countries as locations for outsource manufacturing. We do not expect to acquire or lease facilities or establish a Theragenics operation offshore in the near term.  However, we do expect to incur capital expenditures for any outsourcing program we initiate. This equipment would be physically located at the independent supplier’s facilities in Latin America. We may also consider other areas outside the United States for outsourcing. We believe outsourcing of certain legacy products to manufacturers located outside of the United States could reduce our operating expenses in the future.  To date, our activities related to outsourcing with manufacturers located outside the United States have not been material.

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

●	continued pricing pressure from customers,
●	the medical device tax, which is effective January 2013,
●	potential changes in the 510(k) application process and other changes in FDA and governmental regulations,
●	the implementation and efficiencies to be gained from our new, corporate-wide ERP system,
●	manufacturing outsourcing activities,
●	the increasing scale of our surgical products business, and
●	trends of consumers making fewer visits to doctors’ offices and the effect on demand for medical devices.

Brachytherapy Seed Segment

Operating income in our brachytherapy business decreased to $3.1 million in 2012 from $4.9 million in 2011.  Manufacturing expenses related to our TheraSeed® palladium-103 based device tend to be fixed in nature and, accordingly, declines in TheraSeed® revenue had a significant effect on operating income in the 2012 periods. Operating income in our brachytherapy seed business is expected to continue to be highly dependent on TheraSeed® sales levels due to the high fixed cost component of our manufacturing operations.  Revenue from the acquired Core customers partially offset the decline in TheraSeed® sales and contributed to operating income in 2012, though margins on iodine-125 based devices are lower than our TheraSeed® devices. Initially, we supplied the acquired customer base with iodine-125 based devices under a temporary supply agreement with Core as we transitioned the new customers. Effective July 1, 2012, we began to supply these acquired customers with our internally produced AgX100® device, which lowered our cost of sales for these customers. The improved profitability from our internally produced AgX100 ® partially offset the decline in operating income resulting from our lower TheraSeed® sales. Also affecting comparability between periods was $215,000 of bad debt expense in 2011 related to amounts due under our prior distribution agreement with Core that were considered uncollectible.  No such bad debt expense was incurred in 2012.

Non-operating income/expense

A summary of our interest expense is as follows:

	Year Ended December 31,
	2012	2011	2010

Interest paid or accrued, including loan fees	$706	$866	$982
Fair value adjustments	(57)	(130)	107
Interest capitalized	(20)	(39)	(113)

Total interest expense	$629	$697	$976

Interest expense paid or accrued, including loan fees, is related to our effective interest rates and the level of our outstanding borrowings under our credit agreement.  Fair value adjustments are related to our interest rate swaps, which matured in June 2012.  Such fair value adjustments are unrealized (gains) and losses and reflect the period to period changes in the estimated fair value of our swaps.  Interest capitalized primarily relates to the development of our ERP system.  The effective interest rate under our Credit Agreement was 1.96% at December 31, 2012.

Income tax expense

Our effective income tax rate, which includes federal and state income taxes, was approximately 35% and 38% in 2012 and 2011, respectively. Our tax rates were affected by the domestic production deduction, other tax credits and non-deductible compensation expense. Future tax rates can be affected by, among other things, tax credits, tax expense for items unrelated to actual taxable income (such as the write-off of deferred tax assets associated with share-based compensation), changes in tax regulations, changes in statutory tax rates, changes in the tax jurisdictions in which we must file income tax returns, and many other items that affect the taxability and deductibility of our revenue and expenses and for which we cannot currently predict.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue

Surgical Products Segment

Revenue in our surgical products business increased 1% in 2011 over 2010.  We believed this reflected the variable and unpredictable ordering patterns of our larger customers, especially on a quarter to quarter basis. It was also widely reported that consumers were making fewer visits to doctors’ offices, which in turn reduced demand for medical devices.

Brachytherapy Seed Segment

Our brachytherapy product sales decreased 2% in 2011 from 2010.  We believe that the prostate brachytherapy industry in the United States continued to experience pressure from newer forms of treatment.  Some competitive forms of treatment have increased their market share, especially those with Medicare reimbursement levels that are higher than reimbursement levels for brachytherapy.  These competitive forms of alternative treatments include IMRT and robotic surgery.  In addition to competing treatment options that enjoy favorable reimbursement rates, we believed brachytherapy seed volume and revenue were also affected by disruptive pricing from other brachytherapy providers and uncertainties surrounding reimbursement.

License fees in our brachytherapy segment increased $660,000 or 45%, in 2011 over 2010.

Operating income and costs and expenses

Surgical Products Segment

Operating income in our surgical products segment increased to $607,000 in 2011 from $215,000 in 2010.  Our gross profit margins on sales were approximately 35% in 2011 compared to 36% in 2010.  Gross margins continued to be affected by changes in product and customer mix.  During 2011 we were also impacted by changes in customer ordering patterns, ERP implementation and severe winter storms causing the closure of our Dallas, Texas plant for several days in the first quarter.  As a result of these and other items, our backlog fluctuated and we incurred higher overtime, utilized more temporary workers and experienced operating inefficiencies. Gross margins were also affected in 2011 by increased material costs; some of which were not passed on to our customers.

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

R&D expenses decreased $128,000, or 7%, in 2011 from 2010.

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

Due to the volatile nature of the U.S. and global investment and credit markets, we are exposed to the risk of changes in fair value of our marketable securities in future periods, which may cause us to take impairment charges that we do not currently anticipate. While we will continue to research, analyze and monitor our investments, we cannot predict what effect the current investment and credit market circumstances might have on our portfolio going forward. You can find more information related to the valuation of our marketable securities in Note E in the accompanying consolidated financial statements, Liquidity and Capital Resources in Management’s Discussion and Analysis, and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, all of which are included in this report.

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

The total purchase price for the acquired assets is equal to one times the actual revenue generated from the acquired customers over the twelve-month period from September 2012 to August 2013 (the “Earn-Out Period”), in excess of a $2.5 million Threshold Amount.  Through December 31, 2012 we have paid $5.3 million in cash for this transaction, primarily consisting of prepayment of a portion of the earn-out at closing in February 2012 plus subsequent earn-out payments.   We have three quarterly earn-out payments remaining through September 2013.  Each quarterly earn-out payment is based upon that quarter’s revenue from the acquired customers, reduced by a portion of the Threshold Amount and by a portion of the prepayment made at closing. The final earn-out payment is calculated as one times the revenue actually recognized from the acquired customer base over the twelve-month period from September 2012 to August 2013 in excess of the total Threshold Amount, reduced by the prepayment and the cumulative amount of all previous earn-out payments made.  Based on our current estimates, we do not expect to make additional earn-out payments.  However, we may make additional earn-out payments, which could be material, depending upon the actual amount of revenue generated from the acquired customers during the Earn-Out Period.

We accounted for this transaction as an asset acquisition and, accordingly, have recorded the assets acquired at estimated total cost, including transaction costs.  Current assets were recorded at fair value.  The remaining total cost was allocated to non-current assets based on their relative fair values.   The assets acquired are recorded at the total estimated cost of $5.3 million, of which $4.9 million was allocated to long-term intangible assets with a weighted average life of 6.7 years. These estimates were based upon our forecast of the expected total purchase price.  Our estimates of the expected total purchase price of these assets may continue to change based on, among other things, changes in forecasted revenues to be recognized from the acquired customers.  Any changes in these estimates will cause changes in the carrying values of the non-current acquired assets and the resulting expenses charged to our earnings from these assets (primarily amortization of intangible assets).  Any changes in estimates may also affect the recorded amount of our estimated earn-out payment liabilities. Such changes may be material to our results of operations, cash flows, and financial position.

Property and equipment. Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of such assets. Our estimates can result in differences from the actual useful lives of certain assets. The significant portion of property and equipment includes cyclotrons, which are utilized in our brachytherapy business, and manufacturing buildings. As of December 31, 2012, we owned and operated eight cyclotrons, the first of which entered service in 1998. The estimated service life of our cyclotron equipment is 15 years.   At December 31, 2012, the net book value of our cyclotrons was $748,000, which is expected to be recognized over a weighted average remaining period of approximately two years. The estimated service life of our buildings is 30 years.

We will continue to periodically examine estimates used for depreciation for reasonableness. If we determine that the useful life of property or equipment should be shortened or lengthened, depreciation expense would be adjusted accordingly for the remaining useful lives of the identified assets.

We assess the impairment of our depreciable assets (including property and equipment,) whenever events or circumstances indicate that such assets might be impaired. In the event the expected undiscounted future cash flows attributable to the asset is less than the carrying value of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. The estimation of fair value, whether in conjunction with an asset to be held and used or with an asset held for sale, also involves judgment. It is possible that our estimates of fair value may change and impact our financial condition and results of operations.

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

Allowance for obsolete inventory. We review inventory periodically and record an estimated allowance for inventory that has become obsolete, that has a cost basis in excess of its expected net realizable value, or that is in excess of expected requirements.  Specifically, we analyze inventory in relation to sales history, inventory turnover and days supply on hand, competing products, current economic trends, changes in our customers’ ordering histories, and historical write-offs. Our estimate is subjective and dependent on our estimates of future demand for a particular product.  If our estimate of future demand exceeds actual demand, we may have to increase the allowance for obsolete inventory for that product and record a charge to cost of sales.

Asset retirement obligations. Our asset retirement obligations consist of decommissioning obligations related to our brachytherapy seed manufacturing equipment and facilities.  We estimate the future cost of asset retirement obligations, discount that cost to its present value, and record a corresponding asset and liability in our consolidated balance sheet. The values ultimately derived are based on many significant estimates, including future decommissioning costs, the sale of equipment at the end of the decommissioning period, inflation, cost of capital, and market risk premiums. The nature of these estimates requires us to make judgments based on historical experience and future expectations. Revisions to the estimates may be required based on such things as changes to cost estimates or the timing of future cash outlays. Any such changes that result in upward or downward revisions in the estimated obligation will result in an adjustment to the related capitalized asset and corresponding liability on a prospective basis.

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

We review all of our tax positions. The tax benefits of uncertain tax positions are recognized only if it is more likely than not that we will be able to sustain a position taken on an income tax return. We have concluded that there were no significant uncertain tax positions as of December 31, 2012 and 2011. Our policy is to recognize accrued interest expense and penalties associated with uncertain tax positions as a component of income tax expense.

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

Commitments and Other Contractual Obligations

Contractual Obligations

We lease equipment and production, warehouse, office and other space under non-cancelable leases that expire at various dates through August 2016. We also have $22.0 million of borrowings outstanding under our credit agreement. Our contractual obligations as of December 31, 2012 are as follows (amounts in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Obligation
Operating lease obligations (1)
Rental space and equipment	$1,435	$462	$895	$78	$—

Borrowings under credit agreement	22,000	—	22,000	—	—
Interest payable on borrowings (2)	1,196	431	765	—	—
Total borrowings	23,196	431	22,765	—	—

Other obligations	388	—	388	—	—

Total	$25,019	$893	$24,048	$78	$—

(1)	Represents minimum rental payments for operating leases, one of which is subject to adjustment based on the Consumer Price Index.
(2)	Interest on outstanding borrowings under credit agreement at December 31, 2012 is based on the effective interest rate at December 31, 2012.

Letter of Credit

We have a letter of credit outstanding under the credit facility as of December 31, 2012 totaling $946,000. This letter of credit is related to asset retirement obligations of long-lived assets.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Significant factors affecting the management of liquidity are: cash flows generated from operating activities, capital expenditures, operational investments to support growth (such as R&D programs), and acquisitions of businesses, products and technologies.

We had cash, cash equivalents and marketable securities of $34.9 million and $41.2 million at December 31, 2012 and 2011, respectively.  Marketable securities consisted primarily of high-credit quality corporate and municipal obligations in accordance with our investment policies.  See Cash, Cash Equivalents and Marketable Securities below for more information.  The $13.2 million in cash generated by our operations in 2012 was offset primarily by our $10.4 million share repurchase and the $5.3 Core asset acquisition in 2012.

Working capital was $56.0 million and $42.3 million at December 31, 2012 and 2011, respectively. The increase in working capital is primarily due to the classification of $22.0 million of borrowings under our revolving credit facility as a long-term liability at December 31, 2012.  We refinanced our credit agreement in October 2012 and, accordingly, our borrowings were not a reduction of working capital in 2012. This was partially offset by the reduction in our cash and cash equivalent balances.

Cash provided by operations was $13.2 million in 2012 compared to $6.1 million in 2011.  Cash provided by operations consists of net earnings plus non-cash expenses such as depreciation, amortization, deferred income taxes, and changes in balance sheet items such as accounts receivable, inventories, prepaid expenses and payables and income tax payables. The increase in 2012 was primarily due to a decline in accounts receivable and inventories in the 2012 period, compared to increases in accounts receivable and inventories in 2011.

Cash used by investing activities was $7.0 million in 2012 compared to $2.9 million in 2011.  We used $5.3 million for the acquisition of the Core customer base in 2012, including transaction costs.  See “Acquisition of Core Oncology’s Prostate Brachytherapy Customer Base” above.  Capital expenditures not related to the acquisition of the Core customer base totaled $1.9 million and $2.0 million during 2012 and 2011, respectively. Capital expenditures in 2012 of $393,000 related to our new ERP system. In August 2012, we completed the implementation of our new ERP system at our remaining location.

For 2013, we expect our capital expenditures to be $3.0 million to $3.5 million. A portion of the anticipated 2013 capital expenditures is expected to be attributable to our outsourcing efforts in our surgical products business with independent manufacturers located in Latin America.  We believe outsourcing of certain legacy products to manufacturers located outside of the United States could reduce our operating expenses in the future.  To date, our activities related to outsourcing with manufacturers located outside the United States have not been material. Expected capital expenditures in 2013 are also to support growth in the surgical products segment and maintain the brachytherapy segment. However, the timing and amounts of capital expenditures are subject to fluctuation depending upon opportunities we may identify.

Cash used by financing activities was $12.2 million in 2012 compared to $3.3 million in 2011.  In July 2012, we repurchased 4,761,904 shares of our common stock at $2.10 per share in a modified Dutch Auction tender offer. Total cash utilized for this share repurchase, including transaction costs, was $10.4 million.  We also used $1.7 million and $3.3 million for principal repayments on our outstanding borrowings in accordance with the terms of our prior credit facility in 2012 and 2011, respectively. No additional monthly principal payments are due under the terms of our current credit agreement.

R&D expenses were $1.1 million in 2012 and $1.6 million in 2011. We expect to continue to use cash in 2013 to support growth in the surgical products segment, especially for R&D.  Looking forward, we expect to increase our R&D expense levels somewhat in 2013 over our 2012 levels.  However, R&D activities can be complex, and expense levels are also dependent upon the discovery of opportunities of which we are not currently aware.  Accordingly, R&D expenses are subject to significant variability form period to period.

We may also continue to use cash for increased marketing and support activities in our brachytherapy seed business and in the pursuit of additional diversification efforts such as product development, the purchase of technologies, products, companies, and other strategic initiatives. We believe that current cash, cash equivalents, and investment balances and cash from future operations will be sufficient to meet our current short-term anticipated working capital and capital expenditure requirements. However, any disruption or instability in the U.S. and global financial markets and worldwide economies may hinder our ability to take advantage of opportunities for long-term growth in our businesses. In the event additional financing becomes necessary, we may choose to raise those funds through other means of financing as appropriate.

Credit Agreement

On October 10, 2012, we executed a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with a financial institution.  The Credit Agreement provides for up to $40 million of borrowings under a revolving credit facility (the “Revolver”).  The Revolver matures on October 10, 2015 with interest on outstanding borrowings payable at the London Interbank Offered Rate (“LIBOR”) plus 1.75%. Our interest rate as of December 31, 2012 was 1.96%. The Revolver also provides for a $5 million sub-limit for trade and stand-by letters of credit. As of December 31, 2012, borrowings of $22.0 million were outstanding under the Revolver, and letters of credit totaling $946,000, representing decommission funding required by the Georgia Department of Natural Resources, were outstanding under the Credit Agreement.

The Credit Agreement is unsecured, but provides for a lien to be established on substantially all of our assets upon certain events of default.  The Credit Agreement contains representations and warranties, as well as affirmative, reporting and negative covenants customary for financings of this type.  Among other things, the Credit Agreement restricts the incurrence of certain additional debt and certain capital expenditures, and requires the maintenance of certain financial ratios, including a minimum fixed charge coverage ratio, a maximum senior liabilities to tangible net worth ratio, and the maintenance of minimum liquid assets of $10 million, as all such ratios and terms are defined in the Credit Agreement. We were in compliance with all covenants as of December 31, 2012.

Cash, Cash Equivalents and Marketable Securities

Our cash and cash equivalents include bank deposits, money market funds, U.S. Treasury securities, and commercial paper held at a limited number of financial institutions. We review our investments in marketable securities and cash equivalents for impairment based on both quantitative and qualitative criteria that include the extent to which cost exceeds market value, the duration of any market decline, our intent and ability to hold to maturity or expected recovery, and the creditworthiness of the issuer. We perform research and analysis, and monitor market conditions to identify potential impairments.  Looking forward, we may invest our funds in higher yielding investments if those investments meet the conservative criteria established by our investment policies and the macroeconomic outlook becomes clearer.  Funds available for investment have and will continue to be utilized for our current and future expansion programs, and for strategic opportunities for growth and diversification. As funds continue to be used for these purposes, and as interest rates continue to change, we expect interest income to fluctuate accordingly. Any disruptions, volatility or uncertainties related to the U.S. and global investment and credit markets may expose us to the risk of further changes in fair value of our cash equivalents and marketable securities in future periods, which may cause us to take impairment charges that are not currently anticipated. While we will continue to research, analyze and monitor our investments, we cannot predict what the effect of changes to the current investment and credit markets might have on our portfolio going forward.

Medicare Developments

Since 2010, Medicare has provided reimbursement for brachytherapy seeds under a hospital outpatient prospective payment system (“OPPS”) with fixed prospective payment rates for brachytherapy seeds.  This fixed OPPS, which we sometimes refer to as “fixed reimbursement”, fixes the per seed rate at which Medicare reimburses hospitals for the purchase of seeds. Under the fixed OPPS, CMS establishes the fixed per seed rate on an annual basis. Fixed reimbursement policies at CMS have led to pricing pressure from hospitals and other healthcare providers and have had an adverse effect on our brachytherapy revenue.  In November 2012, CMS published its final reimbursement rates for 2013, which include a 6% decline in the reimbursement rate for palladium-103 based devices and a small increase for iodine-125 based devices. From time to time, we expect to continue to support fair reimbursement for brachytherapy seeds.  We believe our brachytherapy revenue may continue to be adversely affected by  CMS’ “fixed reimbursement” policies for brachytherapy seeds and favorable CMS reimbursement rates enjoyed by alternative, less proven technologies for early stage prostate cancer treatment.

Other Regulatory Developments

Significant reforms to the healthcare system were adopted in the form of the Patient Protection and Affordable Care Act (the “PPACA”). The PPACA includes provisions that, among other things, reduce and/or limit Medicare reimbursement to certain providers, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes. Specifically, the law requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on the U.S. sales of most medical devices beginning in 2013. While we continue to evaluate the impact of the Medical Device Tax on our overall business, we currently believe this tax will be applicable to between 50% and 75% of our product sales.  Our estimate is subject to change due to, among other things, future IRS guidance and interpretations of the Medical Device Tax regulations, and changes in our product mix.  If the Medical Device Tax was applicable to all of our product sales, this would have equated to an excise tax of approximately $1.8 million in 2012.  This revenue-based tax will have a material impact on our consolidated results of operations, cash flows, and financial condition.  Other provisions of the PPACA, such as requirements relating to employee health insurance, can be expected to increase our operating costs.

CMS has published final regulations that would implement provisions in PPACA related to disclosure of payments made by manufacturers to physicians and teaching hospitals, effective April 2013.  Because we manufacture a number of devices that are covered by the regulations, all payments that we make to physicians and teaching hospitals would be subject to this reporting requirement even if the payment relates to a device that is not considered a covered device. The tracking and reporting of these payments could have an adverse impact on our business and/or consolidated results of operations and financial condition and on our relationships with customers and potential customers.

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

The American Taxpayer Relief Act (ATRA) of 2012, known as the fiscal cliff deal, was enacted on January 2, 2013. This Act delayed until March 1, 2013 the automatic spending cuts of nearly $1 trillion over the next 10 years that were included under the Budget Control Act of 2011. These spending cuts include a 2% cut to Medicare providers and suppliers. Medicaid is exempt from these cuts. To date, Congress has not taken any action to avoid these sequestration cuts which will impact domestic and defense spending along with Medicare. Any cuts to Medicare reimbursement which affect our products could have a material adverse effect on our business and/or our consolidated results of operations and financial condition.

Forward Looking and Cautionary Statements

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding sales, marketing and distribution efforts, ordering patterns of customers, our expectation regarding changes in product mix and sales channels, with sales through OEM channels generally carrying a relatively lower gross profit margin and sales through distributor channels generally carrying a somewhat higher gross profit margin, effects of healthcare reform, third-party reimbursement, CMS policy, sales mix, effectiveness and continuation of non-exclusive distribution agreements, anticipated growth in the surgical products business segment, the increasing scale of our surgical products business, future cost of sales and gross margins, R&D efforts and expenses, investment in additional personnel, infrastructure and capital assets, implementation of and efficiencies expected from our new ERP system, future SG&A expenses, potential new products and opportunities, future results in general, plans and strategies for continuing diversification, valuation of marketable securities and cash equivalents we may hold, and the sufficiency of our liquidity and capital resources.

In addition, there are substantial risks inherent in the medical device business. Our business involves the design, development, manufacture, packaging, distribution and sale of life-sustaining medical devices. These devices are often used on, or permanently or temporarily implanted in, patients in clinically demanding circumstances, such as operating rooms, emergency units, intensive care and critical care settings, among others. These circumstances, among other factors, can cause the products to become associated with adverse clinical events, including patient mortality and injury, and could lead to product liability claims and other litigation, product withdrawals, warning letters, recalls, field corrections or regulatory enforcement actions relating to one or more of our products, any of which could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.

Because actual results are affected by these and other risks and uncertainties, we caution investors that actual results may differ materially from those expressed or implied. It is not possible to predict or identify all risks and uncertainties, but the most significant factors, in addition to those addressed above and those under Item 1A.“Risk Factors,” that could adversely affect our business or cause the actual results to differ materially from those expressed or implied include, but are not limited to:

●
the ability to achieve manufacturing or administrative efficiencies, including gross margin benefits from our manufacturing processes and supply chain programs or in connection with the integration of acquired businesses;

●
the effects of negative publicity concerning our products, which could result in product withdrawals or decreased product demand and which could reduce market or governmental acceptance of our products;

●	the reduction in the number of procedures using our devices caused by customers’ cost-containment pressures or preferences for alternate therapies;
●	the ability to implement, and realize the benefits of, our plans to invest in our business, including our plans for new product development;
●	internal factors, such as retention of key employees;
●
damage to a facility where our products are manufactured or from which they are distributed, which could render us unable to manufacture or distribute one or more products and may require us to reduce the output of products at the damaged facility thereby making it difficult to meet product shipping targets;

●
the potential impairment of our intangible assets resulting from insufficient cash flow generated from such assets specifically, or our business more broadly, so as to not allow us to justify the carrying value of the assets;

●	the ability to obtain appropriate levels of product liability insurance on reasonable terms;
●
the trend of consolidation in the medical device industry as well as among our customers, resulting in potentially greater pricing pressures and more significant and complex contracts than in the past;

●
development of new products or technologies by competitors having superior performance compared to our current products or products under development which could negatively impact sales of our products or render one or more of our products obsolete;

●
technological advances, patents and registrations obtained by competitors that would have the effect of excluding us from new market segments or preventing us from selling a product or including key features in our products;

●	attempts by competitors to gain market share through aggressive marketing programs;
●	reprocessing by third-party reprocessors of our products designed and labeled for single use;

●	the ability to obtain regulatory approval for products on a timely basis and to launch products on a timely basis within cost estimates;
●	lengthy and costly regulatory approval processes, which may result in lost market opportunities and/or delayed product launches;
●	the suspension or revocation of authority to manufacture, market or distribute existing products;
●	the imposition of additional or different regulatory requirements, such as those affecting manufacturing and labeling;
●
performance, efficacy, quality or safety concerns for existing products, whether scientifically justified or not, that may lead to product discontinuations, product withdrawals, recalls, field corrections, regulatory enforcement actions, litigation or declining sales;

●
FDA inspections resulting in Form-483 notices and/or warning letters identifying deficiencies in our manufacturing practices and/or quality systems; warning letters identifying violations of FDA regulations that could result in product holds, recalls, restrictions on future clearances by the FDA and/or civil penalties;

●
the failure to obtain, limitations on the use of, or the loss of, patent and other intellectual property rights, and the failure of efforts to protect our intellectual property rights against infringement and legal challenges that can increase our costs;

●	difficulties obtaining necessary components or raw materials used in our products and/or price increases from our suppliers of critical components or raw materials;
●
customers that may limit the number of manufacturers or vendors from which they will purchase products, which can result in our inability to sell products to or contract with large hospital systems, integrated delivery networks or group purchasing organizations;

●	the impact of continued healthcare cost containment;
●
new laws and judicial decisions related to healthcare availability, healthcare reform, payment for healthcare products and services or the marketing and distribution of products, including legislative or administrative reforms to the United States Medicare and Medicaid systems or other United States or international reimbursement systems in a manner that would significantly reduce or eliminate reimbursements for procedures that use our products;

●	changes in the FDA and/or foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity;
●	the impact of more vigorous compliance and enforcement activities affecting the healthcare industry in general or the company in particular;
●	changes in the tax laws affecting our business, such as the medical device tax;
●	changes in the environmental laws or standards affecting our business;
●	changes in laws that could require facility upgrades or process changes and could affect production rates and output;
●	compliance costs and potential penalties and remediation obligations in connection with environmental laws, including regulations regarding air emissions, waste water discharges and solid waste;
●	disputes over legal proceedings;
●	product liability claims;
●	claims asserting securities law violations;
●	claims asserting, and/or subpoenas seeking information regarding, violations of law in connection with federal and/or state healthcare programs;
●	derivative shareholder actions;
●	claims and subpoenas asserting antitrust violations;
●
environmental claims, including risks relating to accidental contamination or injury from the use of hazardous materials in our manufacturing, sterilization and research activities and the potential for us to be held liable for any resulting damages;

●
commercial disputes, including disputes over distribution agreements, license agreements, manufacturing/supply agreements, development/research agreements, acquisition or sale agreements, and insurance policies;

●	domestic and international business conditions;
●	political or economic instability in foreign countries;
●	interest rates;
●	changes in the rate of inflation;
●	instability of global financial markets and economies; and
●	other factors beyond our control, including catastrophes, both natural and man-made, earthquakes, floods, fires, explosions, acts of terrorism or war.

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

	2012				2011
	First Qtr	Second Qtr	Third Qtr	Fourth Qtr	First Qtr	Second Qtr	Third Qtr	Fourth Qtr
	(Amounts in thousands, except per share data)

Total revenue	$21,583	$21,956	$19,916	$19,104	$20,253	$21,536	$21,062	$19,879
Cost of sales	12,974	13,942	12,472	12,629	12,286	12,828	12,293	12,666
Gross profit	8,609	8,014	7,444	6,475	7,967	8,708	8,769	7,213
Selling, general and administrative	5,901	5,378	5,338	5,641	5,847	5,546	5,651	5,641
Amortization of purchased intangibles	855	1,006	665	848	698	698	698	699
Research and development	277	312	281	263	535	460	380	274
Loss on sale of assets	—	3	—	7	1	1	2	30
Other expense	(125)	(118)	(129)	(121)	(136)	(141)	(126)	(127)
Earnings (loss) before income taxes	1,451	1,197	1,031	(405)	750	1,862	1,912	442
Income tax expense (benefit)	517	359	341	(82)	292	677	771	162
Net earnings (loss)	$934	$838	$690	$(323)	$458	$1,185	$1,141	$280

Earnings (loss) per share:
Basic	$0.03	$0.02	$0.02	$(0.01)	$0.01	$0.04	$0.03	$0.01
Diluted	$0.03	$0.02	$0.02	$(0.01)	$0.01	$0.04	$0.03	$0.01
Weighted average shares outstanding:
Basic	33,533	33,655	29,752	28,937	33,338	33,418	33,442	33,455
Diluted	33,941	34,204	30,383	28,937	33,645	33,753	33,727	33,793

Inflation

We do not believe that the relatively moderate levels of inflation, which have been experienced in the United States in recent years, have had a significant effect on our results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to market risk as a result of changing interest rates on our borrowings under our Credit Agreement. We have outstanding borrowings of $22 million under our Revolver.  The Revolver matures in October 2015. Interest on outstanding borrowings under the Revolver is payable at LIBOR plus 1.75%. A hypothetical 1% change in the interest rate would result in an increase or decrease in interest expense of $220,000 per year before income taxes, assuming the same level of borrowings.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012, the end of the period covered by this annual report.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that assessment, we believe that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Chief Executive Officer is required to certify to the New York Stock Exchange each year that she was not aware of any violation by us of the Exchange’s corporate governance listing standards. Our Chief Executive Officer made her annual certification to that effect to the New York Stock Exchange on June 12, 2012. This report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 and Section 302 of the Sarbanes-Oxley Act of 2002.

Item 11. Executive Compensation*

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*

Item 13. Certain Relationships and Related Transactions, Director Independence*

Item 14. Principal Accounting Fees and Services*

*           Except as set forth above, the information called for by Items 10, 11, 12, 13 and 14 is omitted from this Report and is incorporated by reference to the definitive Proxy Statement to be filed by us not later than 120 days after December 31, 2012, the close of our fiscal year.

III-1

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)         The following documents are filed as part of this Report.

1.	Financial Statements.
See index to financial statements on page F-1.

2.	Financial Schedules.
See financial statement schedule on page S-2.

Exhibits

2.1
Asset Purchase Agreement by and Between Theragenics Corporation and Core Oncology, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s report on Form 10-Q for the quarterly period ended March 31, 2012) (confidential treatment has been requested for certain portions of this document)

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

10.4
Second Amended and Restated Credit Agreement dated as of October 10, 2012 among the Company, C.P. Medical Corporation, Galt Medical Corp., NeedleTech Products, Inc. and Wells Fargo, together with related Second Amended and Restated and Consolidated Line of Credit Note (incorporated by reference to Exhibit 10.1 of the Company’s report on Form 8-K filed on October 16, 2012)

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

10.11
Advisor to the Chief Executive Officer Agreement dated September 5, 2012 between the Company and John Herndon* (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarterly period ended September 30, 2012)

10.12	Form of Directors and Officers Indemnification Agreement* (incorporated by reference to Exhibit 10.28 of the Company’s report on Form 10-K for the year ended December 31, 2003)

10.13	Form of Restricted Stock Agreement for directors as of May 2005* (incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q for the quarterly period ended July 3, 2005)

10.14
Employment Agreement between the Company and Francis J. Tarallo dated August 10, 2005* (incorporated by reference to Exhibit 10.5 of the Company’s report on Form 10-Q for the quarterly period ended July 3, 2005)

10.14A
Amendment to Employment Agreement dated December 31, 2008, between Theragenics Corporation and Francis J. Tarallo*(incorporated by reference to Exhibit 10.20A of the Company’s Form 10-K for the year ended December 31, 2008)

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

10.24A
Amendment to Employment Agreement dated December 31, 2008, between NeedleTech Products, Inc. and Russell Small*(incorporated by reference to Exhibit 10.37A of the Company’s Form 10-K for the year ended December 31, 2008)

10.25	Employment Agreement between CP Medical Corporation and Janet Zeman dated August 6, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 6, 2008)

10.25A
Amendment to Employment Agreement dated December 31, 2008, between CP Medical Corporation and Janet Zeman* (incorporated by reference to Exhibit 10.38A of the Company’s Form 10-K for the year ended December 31, 2008)

10.26	Theragenics Corporation 2009 Long-Term Cash Incentive Plan* (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated March 4, 2009)

10.27
Employment Agreement between Theragenics Corporation and Joseph Plante, dated as of January 6, 2011* (incorporated by reference to Exhibit 10.31 of the Company’s Form 10-K for the year ended December 31, 2010)

10.28	Theragenics Corporation Cash Incentive Plan* (incorporated by reference to Exhibit 10.31 of the Company’s Form 10-K for the year ended December 31, 2009)

10.29	Theragenics Corporation 2012 Omnibus Incentive Plan* (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated March 1, 2012)

10.30	Form of Non-Competition, Non-Solicitation and Confidentiality Agreement for Executive Officers* (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 7, 2012)

10.31	Form of Restricted Stock Award under the Theragenics Corporation 2012 Omnibus Incentive Plan*

23.1	Consent of Dixon Hughes Goodman LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERAGENICS CORPORATION
(Registrant)

	By:	/s/ M. Christine Jacobs
M. Christine Jacobs
Chief Executive Officer
Dated: March 8, 2013
Buford, Georgia

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ M. Christine Jacobs	Chief Executive Officer	3/8/13
M. Christine Jacobs	(Principal Executive Officer)
President and Chairman

/s/ Francis J. Tarallo	Chief Financial Officer (Principal Financial	3/8/13
Francis J. Tarallo	and Accounting Officer) and Treasurer

/s/ Kathleen A. Dahlberg	Director	3/8/13
Kathleen A. Dahlberg

/s/ K. Wyatt Engwall	Director	3/8/13
K. Wyatt Engwall

/s/ John V. Herndon	Director	3/8/13
John V. Herndon

/s/ C. David Moody, Jr.	Director	3/8/13
C. David Moody, Jr.

/s/ Peter A.A. Saunders	Director	3/8/13
Peter A. A. Saunders

THERAGENICS CORPORATION®

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Theragenics Corporation

We have audited the accompanying consolidated balance sheets of Theragenics Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ DIXON HUGHES GOODMAN LLP

Atlanta, Georgia
March 8, 2013

Theragenics Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF
COMPREHENSIVE EARNINGS

 Year ended December 31,

(Amounts in thousands, except per share data)

	2012	2011	2010
Revenue
Product sales	$80,008	$80,454	$80,683
License and fee income	2,551	2,276	1,501
	82,559	82,730	82,184
Cost of sales	52,017	50,073	49,155
Gross profit	30,542	32,657	33,029

Operating expenses
Selling, general and administrative	22,258	22,685	24,013
Amortization of purchased intangibles	3,374	2,793	3,077
Research and development	1,133	1,649	1,942
Loss on disposal of equipment	10	34	111
	26,775	27,161	29,143

Earnings from operations	3,767	5,496	3,886

Other income (expense)
Interest income	127	162	99
Interest expense	(629)	(697)	(976)
Other, net	9	5	294
	(493)	(530)	(583)

Earnings before income taxes	3,274	4,966	3,303

Income tax expense	1,135	1,902	1,233

NET EARNINGS	$2,139	$3,064	$2,070

NET EARNINGS PER SHARE
Basic	$0.07	$0.09	$0.06
Diluted	$0.07	$0.09	$0.06

WEIGHTED AVERAGE SHARES
Basic	31,458	33,414	33,259
Diluted	32,173	33,820	33,485

COMPREHENSIVE EARNINGS
Net earnings	$2,139	$3,064	$2,070
Other comprehensive earnings (loss), net of taxes
Reclassification adjustment for (gain) loss included in net earnings	(8)	(2)	1
Unrealized gain (loss) on securities arising during the year	45	(26)	11
Total other comprehensive earnings (loss)	37	(28)	12
Total comprehensive earnings	$2,176	$3,036	$2,082

The accompanying notes are an integral part of these consolidated financial statements.

Theragenics Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31,

(Amounts in thousands, except per share data)

	2012	2011

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$23,589	$29,553
Marketable securities	11,319	11,625
Accounts receivable, less allowance of $592 in 2012 and $2,757 in 2011	8,946	11,375
Inventories	15,382	15,771
Deferred income tax asset	1,008	2,028
Refundable income taxes	290	401
Prepaid expenses and other current assets	1,014	985
Total current assets	61,548	71,738

Property and equipment, net	32,370	34,519
Intangible assets, net	11,020	9,459
Deferred income tax asset	717	—
Other assets	70	102

Total assets	$105,725	$115,818

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,622	$1,816
Accrued salaries, wages and payroll taxes	2,929	2,861
Short-term borrowings	—	23,667
Other current liabilities	1,020	1,104
Total current liabilities	5,571	29,448

Long-term borrowings	22,000	—
Deferred income tax	—	1,043
Asset retirement obligations	871	807
Other long-term liabilities	356	398
Total liabilities	28,798	31,696

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock - authorized 100,000 shares of $.01 par value; issued 34,829 in 2012 and 33,991 in 2011	348	340
Additional paid-in capital	75,708	74,705
Retained earnings	11,232	9,093
Accumulated other comprehensive gain (loss)	21	(16)
Common stock in treasury, at cost – 4,762 shares in 2012	(10,382)	—
Total shareholders’ equity	76,927	84,122

Total liabilities and shareholders’ equity	$105,725	$115,818

The accompanying notes are an integral part of these consolidated financial statements.

Theragenics Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three years ended December 31, 2012

(Amounts in thousands, except per share data)

	Common Stock
	Number of Shares	Par value $0.01	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total
Balance, December 31, 2009	33,435	$334	$73,360	$3,959	$—	$—	$77,653

Issuance of restricted shares	205	2	(2)	—	—	—	—

Employee stock purchase plan	11	—	11	—	—	—	11

Share-based compensation	—	—	533	—	—	—	533

Other comprehensive income	—	—	—	—	—	12	12

Net earnings for the year	—	—	—	2,070	—	—	2,070

Balance, December 31, 2010	33,651	$336	$73,902	$6,029	$—	$12	$80,279

Issuance of restricted shares	298	3	(3)	—	—	—	—

Restricted shares retired	(8)	—	(14)	—	—	—	(14)

Employee stock purchase plan	50	1	61	—	—	—	62

Share-based compensation	—	—	759	—	—	—	759

Other comprehensive loss	—	—	—	—	—	(28)	(28)

Net earnings for the year	—	—	—	3,064	—	—	3,064

Balance, December 31, 2011	33,991	$340	$74,705	$9,093	$—	$(16)	$84,122

Repurchase of common stock	—	—	—	—	(10,382)	—	(10,382)

Issuance of restricted shares	785	7	(7)	—	—	—	—

Employee stock purchase plan	53	1	71	—	—	—	72

Share-based compensation	—	—	939	—	—	—	939

Other comprehensive income	—	—	—	—	—	37	37

Net earnings for the year	—	—	—	2,139	—	—	2,139

Balance, December 31, 2012	34,829	$348	$75,708	$11,232	$(10,382)	$21	$76,927

The accompanying notes are an integral part of these consolidated statements.

 Theragenics Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,

(Amounts in thousands)

	2012	2011	2010
Cash flows from operating activities:
Net earnings	$2,139	$3,064	$2,070
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,892	7,225	7,207
Deferred income taxes	(763)	(338)	(907)
Share-based compensation	939	759	533
Provision for allowances	211	396	1,959
(Gain) loss on marketable securities	(8)	(2)	1
Decommissioning retirement liability	64	58	53
Loss on sale of equipment	10	34	111
Changes in assets and liabilities:
Accounts receivable	2,349	(2,156)	(2,628)
Inventories	516	(2,703)	(1,379)
Refundable income taxes net of income taxes payable	111	(409)	653
Prepaid expenses and other current assets	(29)	(68)	(60)
Other assets	32	(22)	6
Accounts payable	(194)	(28)	(1)
Accrued salaries, wages and payroll taxes	68	521	37
Other current liabilities	(43)	(328)	342
Other	(99)	87	(111)

Net cash provided by operating activities	13,195	6,090	7,886

Cash flows from investing activities:
Purchases and construction of property and equipment	(1,922)	(2,026)	(9,065)
Cash paid for acquisition of Core Oncology customer base	(5,275)	—	—
Proceeds from sale of property and equipment	—	36	7
Purchases of marketable securities	(6,564)	(10,879)	(14,927)
Maturities of marketable securities	5,980	9,575	3,095
Proceeds from sales of marketable securities	785	368	674

Net cash used in investing activities	(6,996)	(2,926)	(20,216)

Theragenics Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

Year ended December 31,

(Amounts in thousands)

	2012	2011	2010
Cash flows from financing activities:
Cash paid for shares repurchased in tender offer, including transaction costs	(10,382)	—	—
Repayment of borrowings	(1,667)	(3,333)	(3,333)
Proceeds from stock purchase plan	72	62	11
Other	(186)	(14)	—

Net cash used by financing activities	(12,163)	(3,285)	(3,322)

Net decrease in cash and cash equivalents	(5,964)	(121)	(15,652)

Cash and cash equivalents at beginning of year	29,553	29,674	45,326

Cash and cash equivalents at end of year	$23,589	$29,553	$29,674

Supplementary Cash Flow Disclosure

Interest paid	$611	$806	$920
Income taxes paid	$1,787	$2,650	$1,486

Non-cash investing and financing activities:

Liability for property and equipment acquired	$—	$32	$43
Assets acquired from the Core transaction	$48	$—	$—

The accompanying notes are an integral part of these consolidated statements.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

The terms “Company”, “we”, “us”, or “our” mean Theragenics Corporation® and all entities included in our consolidated financial statements.

We are a medical device company serving the surgical products and cancer treatment markets, operating in two business segments. Our surgical products business consists of wound closure, vascular access, and specialty needle products.  Wound closure includes sutures, needles, and other surgical products.  Vascular access includes introducers, guidewires, and related products.  Specialty needles include coaxial, biopsy, spinal and disposable Veress needles, access trocars, implanters, introducer products and other needle based products.  Our surgical products segment serves a number of markets and applications, including among other areas, interventional cardiology, interventional radiology, vascular surgery, orthopedics, plastic surgery, dental surgery, urology, veterinary medicine, pain management, endoscopy, and spinal surgery. Our brachytherapy seed business manufactures, performs custom loading, markets, and distributes “seeds” used primarily in the minimally invasive treatment of localized prostate cancer. “Custom loading” refers to loading the seeds into custom needles, strands or other packaged configurations as prescribed by the healthcare provider administering the treatment. Our brachytherapy product line includes our palladium-103 TheraSeed® device, our iodine-125 based AgX100® device, and other related products.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1. Consolidation

These consolidated financial statements include the accounts of Theragenics Corporation® and our wholly owned subsidiaries.  We have no unconsolidated entities and no special purpose entities. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

6.  Interest Rate Swaps

As of December 31, 2011, we recognized our interest rate swaps at fair value as liabilities in our consolidated balance sheet. Changes in the fair value of interest rate swaps were recorded in current earnings as interest expense.  Our interest rate swaps matured in June 2012, and we held no such derivative instruments at December 31, 2012.

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

8. Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Market is replacement cost or net realizable value. We estimate reserves for inventory obsolescence based on our judgment of future realization.  Inventories consist of the following (in thousands):

	December 31,
	2012	2011

Raw materials	$6,806	$7,756
Work in progress	4,024	3,724
Finished goods	4,344	3,988
Spare parts and supplies	956	920
	16,130	16,388
Allowance for obsolete inventory	(748)	(617)
Inventories, net	$15,382	$15,771

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

10. Impairment of Long-Lived Assets

We evaluate long-lived assets, including property and equipment and finite-lived intangible assets, whenever events or changes in conditions may indicate that the carrying value may not be recoverable. Factors that we consider important that could initiate an impairment review include, among other things, the following:
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

No impairment charges related to long-lived assets subject to depreciation and amortization were recorded in any of the three years in the period ended December 31, 2012.

11. Intangible Assets

Our intangible assets are determined to have finite lives and are amortized over their useful lives using a method that is expected to reflect the pattern of its economic benefit. When a pattern of economic benefit cannot be determined, or if the straight-line method results in greater amortization, then the straight-line method is used. To date, all finite-lived intangible assets have been amortized using the straight-line method.

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

We review all of our tax positions, and the tax benefits of uncertain tax positions are recognized only if it is more likely than not that we will be able to sustain a position taken on an income tax return. We have concluded that there were no significant uncertain tax positions as of December 31, 2012 and 2011. Our policy is to recognize accrued interest expense and penalties associated with uncertain tax positions as a component of income tax expense.

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

17. Advertising

Advertising costs are expensed as incurred and totaled approximately $365,000, $504,000, and $799,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

18. Software Capitalization

Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of five to seven years. Capitalized software costs are included in machinery and equipment. We capitalize certain costs associated with internal-use software, such as the payroll costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internal-use software are expensed during the design phase until the point at which the project has reached the application development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized costs related to internally used software, including payroll costs and external direct costs, totaled approximately $393,000, $1,300,000, and $1,500,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

NOTE C – ACQUISITION OF CORE ONCOLOGY’S PROSTATE BRACHYTHERAPY CUSTOMER BASE

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

The total purchase price for the acquired assets is equal to one times the actual revenue generated from the acquired customers over the twelve-month period from September 2012 to August 2013 (the “Earn-Out Period”), in excess of a $2.5 million Threshold Amount.  Through December 31, 2012 we have paid $5.3 million in cash for this transaction, primarily consisting of prepayment of a portion of the earn-out at closing in February 2012 plus subsequent earn-out payments.   We have three quarterly earn-out payments remaining through September 2013.  Each quarterly earn-out payment is based upon that quarter’s revenue from the acquired customers, reduced by a portion of the Threshold Amount and by a portion of the prepayment made at closing. The final earn-out payment is calculated as one times the revenue actually recognized from the acquired customer base over the twelve-month period from September 2012 to August 2013 in excess of the total Threshold Amount, reduced by the prepayment and the cumulative amount of all previous earn-out payments made.  Based on our current estimates, we do not expect to make additional earn-out payments.  The total purchase price of $5.3 million includes transaction costs.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

We accounted for this transaction as an asset acquisition and, accordingly, have recorded the assets acquired at estimated total cost, including transaction costs.  Current assets were recorded at fair value.  The remaining total cost was allocated to non-current assets based on their relative fair values. The following preliminary amounts were recorded (in thousands):

	Amount	Estimated Life
Inventories	$258
Developed technology equipment	181	7 years
Intangibles
Customer relationships	4,404	7 years
Non-compete agreements	373	5 years
Developed technology	107	1.5 years
	4,884	6.7 years

Total cost of assets acquired	$5,323

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

At December 31, 2011, we had accounts receivable due from Core totaling $2.2 million (the “Core Accounts Receivable”), for which an allowance had been established (see Note O), and a related current deferred tax asset of approximately $800,000 was recorded. In connection with the acquisition of the Core customer base, we released Core from any claims related to the Core Accounts Receivable.  However, for income tax purposes this amount is currently accounted for as an increase in the tax basis of the acquired assets, which are primarily long-term intangible assets.  Accordingly, the deferred tax asset associated with the acquired intangible assets has been recorded as a long-term deferred tax asset at December 31, 2012.  In addition, we considered the fair value of the Core Accounts Receivable as of the date of acquisition and, based on our understanding of Core’s financial condition, concluded that such fair value was immaterial.

NOTE D – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows (in thousands):

	December 31,
	2012	2011
Buildings and improvements	$29,314	$29,251
Machinery and equipment	50,452	48,170
Office furniture and equipment	1,251	1,251
Land improvements	992	992
	82,009	79,664
Less accumulated depreciation	51,824	47,837
	30,185	31,827
Land	1,368	1,368
Construction in progress	817	1,324
Property and equipment, net	$32,370	$34,519

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Depreciation expense related to property and equipment charged to operations was approximately $4,210,000, $4,148,000, and $3,834,000 for 2012, 2011 and 2010, respectively. We capitalized $20,000, $39,000, and $113,000 of interest expense in 2012, 2011, and 2010, respectively, primarily related to the development of our enterprise resource planning software.

NOTE E – FINANCIAL INSTRUMENTS

Interest Rate Swaps

We are exposed to certain risks relating to our ongoing business operations. Prior to June 1, 2012 when our interest rate swaps expired, we managed our interest rate risk using interest rate swaps associated with outstanding borrowings under our credit agreement as our interest rates are floating rates based on LIBOR.  Our interest rate swaps were intended to convert a portion of our floating rate debt to a fixed rate.  We do not use interest rate swaps for speculative or trading purposes. At December 31, 2012, we held no interest rate swaps or other derivative financial instruments.  Our interest rate swaps were recorded as either assets or liabilities at fair value on our consolidated balance sheets.  We entered into interest rate swaps that were designed to hedge our interest rate risk but are not designated as “hedging instruments”, as defined under guidance issued by the Financial Accounting Standards Board (“FASB”).  Changes in the fair value of these instruments were recognized as adjustments to interest expense in our consolidated statements of comprehensive earnings.

A roll forward of the notional value of our interest rate swaps for the two years ended December 31, 2012 is as follows (in thousands):

Balance, December 31, 2010	$11,000
Matured contracts	(3,333)
Balance, December 31, 2011	$7,667
Matured contracts	(7,667)
Balance, December 31, 2012	$—

The location and fair value of our interest rate swaps in our consolidated balance sheets were as follows (in thousands):

			December 31,
Type	Maturity	Balance Sheet Location	2012	2011
Interest rate swaps	June 2012	Other current liabilities	$—	$57

The following table includes information about gains and losses recognized on our interest rate swaps in our consolidated statements of comprehensive earnings (in thousands):

				Location of
	Year Ended December 31,			(Gain) Loss
	2012	2011	2010	Recognized in Income
Periodic settlements	$60	$145	$192	Interest expense
Change in fair value	$(57)	$(130)	$107	Interest expense

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

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Available-for-sale securities consisted of the following (in thousands):

	December 31,
	2012			2011
	Amortized Cost	Gross Unrealized Gain	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value
U.S. Treasury and other U.S. government securities	$4,577	$4	$4,581	$4,308	$6	$4,314
State and municipal securities	218	1	219	689	4	693
Corporate and other securities	6,489	30	6,519	6,654	(36)	6,618
Total	$11,284	$35	$11,319	$11,651	$(26)	$11,625

The estimated fair value of marketable securities by contractual maturity at December 31, 2012 is as follows (in thousands):

Due in one year or less	$4,436
Due after one year through five years	6,883
Total	$11,319

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

We had the following assets (liabilities) measured at fair value on a recurring basis:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2012
Money market funds	$477	$—	$—	$477
Marketable securities	11,319	—	—	11,319
Total assets	$11,796	$—	$—	$11,796

December 31, 2011
Money market funds	$8,483	$—	$—	$8,483
Marketable securities	11,625	—	—	11,625
Total assets	$20,108	$—	$—	$20,108

Interest rate swaps liability	$—	$(57)	$—	$(57)

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Financial Instruments Not Measured at Fair Value

Our financial instruments not measured at fair value consist of cash and cash equivalents, accounts receivable, and accounts payable, the carrying value of each approximating fair value due to the nature of these accounts. Our financial instruments not measured at fair value also include borrowings under our Credit Agreement.  We estimate the fair value of outstanding borrowings under our Credit Agreement based on the current market rates applicable to borrowers with credit profiles similar to us.  We estimate that the carrying value of our borrowings approximates fair value at December 31, 2012.

Other Fair Value Measurements

There were no nonfinancial assets or nonfinancial liabilities measured at fair value at December 31, 2012 or 2011.

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

NOTE F - INTANGIBLE ASSETS

Intangible assets include the following (in thousands):

	December 31, 2012			December 31, 2011

	Gross Carrying Amount	Accum Amort	Net Book Value	Gross Carrying Amount	Accum Amort	Net Book Value	Weighted Average Life (in years)

Customer relationships	$20,672	$12,734	$7,938	$16,268	$10,019	$6,249	7
Tradenames	3,240	1,296	1,944	3,240	972	2,268	10
Non-compete agreements	1,316	898	418	943	644	299	5
Developed technology	1,367	835	532	1,260	691	569	11
Loan fees and other	221	33	188	260	186	74	5
	$26,816	$15,796	$11,020	$21,971	$12,512	$9,459

At December 31, 2012, the weighted average life of intangible assets subject to amortization was 8 years.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

As of December 31, 2012, future approximate aggregate amortization expense for intangible assets subject to amortization is as follows (in thousands):

Year Ending December 31,
2013	$3,475
2014	2,438
2015	1,779
2016	1,094
2017	1,029
Beyond	1,205
$11,020

NOTE G - ASSET RETIREMENT OBLIGATIONS

We provide for retirement obligations relating to future decommissioning costs associated with certain of our equipment and buildings in our brachytherapy segment. The liability is recorded at present value by discounting our estimated future cash flows associated with future decommissioning activities using our estimated credit-adjusted borrowing rate. The asset retirement obligation has been recorded in the accompanying consolidated balance sheets and will be adjusted to fair value over the estimated useful lives of the assets as an accretion expense.  Changes in estimated future cash flows are adjusted in the period of change.

The following summarizes activity in our asset retirement obligation liability (in thousands):

	Year ended
	2012	2011
Asset retirement obligation at beginning of period	$807	$749
Accretion expense	64	58
Asset retirement obligation at end of period	$871	$807

NOTE H - CREDIT AGREEMENT

On October 10, 2012, we executed a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with a financial institution.  The Credit Agreement provides for up to $40 million of borrowings under a revolving credit facility (the “Revolver”).  The Revolver matures on October 10, 2015 with interest on outstanding borrowings payable at the London Interbank Offered Rate (“LIBOR”) plus 1.75%. Our interest rate as of December 31, 2012 was 1.96%. The Revolver also provides for a $5 million sub-limit for trade and stand-by letters of credit. As of December 31, 2012, borrowings of $22 million were outstanding under the Revolver, and letters of credit totaling $946,000, representing decommission funding required by the Georgia Department of Natural Resources, were outstanding under the Credit Agreement.

The Credit Agreement is unsecured, but provides for a lien to be established on substantially all of our assets upon certain events of default.  The Credit Agreement contains representations and warranties, as well as affirmative, reporting and negative covenants customary for financings of this type.  Among other things, the Credit Agreement restricts the incurrence of certain additional debt and certain capital expenditures, and requires the maintenance of certain financial ratios, including a minimum fixed charge coverage ratio, a maximum senior liabilities to tangible net worth ratio, and the maintenance of minimum liquid assets of $10 million, as all such ratios and terms are defined in the Credit Agreement. We were in compliance with all covenants as of December 31, 2012.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE I - INCOME TAXES

The income tax provision consisted of the following (in thousands):

	Year ended December 31,
	2012	2011	2010
Current
Federal	$1,782	$1,965	$1,901
State	116	275	239
	1,898	2,240	2,140
Deferred
Federal	(761)	(299)	(691)
State	2	(213)	(234)
Change in allowance	(4)	174	18
	(763)	(338)	(907)
Income tax expense	$1,135	$1,902	$1,233

Our temporary differences are summarized as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Goodwill and intangible assets	$2,928	$1,669
Inventories	436	451
Non-deductible accruals and allowances	482	1,428
Net operating loss carryforwards	192	180
Asset retirement obligation	321	299
Share-based compensation	358	207
Tax credit carryforwards	139	205
Capital loss carryforwards	117	121
Other	38	76
Gross deferred tax assets	5,011	4,636
Deferred tax liabilities:
Property and equipment	(2,937)	(3,311)
Other	(13)	—
Gross deferred tax liabilities	(2,950)	(3,311)

Valuation allowance	(336)	(340)

Net deferred tax asset	$1,725	$985

The net deferred tax asset is classified in our accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2012	2011
Current deferred tax asset	$1,008	$2,028
Long-term deferred tax asset (liability)	717	(1,043)
Net deferred tax asset	$1,725	$985

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Activity in the valuation allowance for deferred tax assets is as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Valuation allowance, beginning of period	$340	$166	$148
Increase in allowance	—	174	18
Release of allowance	(4)	—	—
Valuation allowance, end of period	$336	$340	$166

We periodically evaluate the recoverability of the deferred tax assets and recognize the tax benefit only if reassessment demonstrates that they are realizable. At such time, if it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance is adjusted. The remaining allowance at December 31, 2012 relates primarily to certain capital loss carryforwards and certain state net operating loss carryforwards for which we believe it is more likely than not that the benefit will not be realized.

A reconciliation of the statutory federal income tax rate and our effective tax rate follows:

	Year ended December 31,
	2012	2011	2010
Tax expense at applicable federal rates	34.0%	34.0%	34.0%
State tax, net of federal tax effect	3.6	2.6	2.8
Non-deductible share-based compensation	1.4	2.2	3.0
Non-deductible lobbying expenses	.7	.3	1.1
Non-deductible compensation (162m)	—	2.3	2.4
Valuation allowance	—	3.5	—
Domestic production deduction	(5.7)	(4.2)	(5.0)
Federal tax credits	—	(1.1)	(2.0)
State investment tax credit	—	(2.0)	(1.4)
Other	.7	.7	2.4
Effective tax expense	34.7%	38.3%	37.3%

Substantially all of our state net operating loss carryforwards expire in 2025.

We account for investment tax credits under the flow-through method, which results in the recognition of the credit as a reduction of income taxes in the year in which the credit arises. We have state investment tax credit carryforwards of $139,000 which expire in 2020.

We have evaluated our tax positions for the tax year ended December 31, 2012, and for the tax years ended December 31, 2009, 2010 and 2011, the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2012. With few exceptions, we are no longer subject to U.S. federal, state and local, or income tax examinations by tax authorities for years prior to 2009. We have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements.

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

We have granted certain of our geographical rights under the licensing agreement with the University of Missouri to Nordion Inc., a Canadian company that is a producer, marketer and supplier of radioisotope products and related equipment. Under the Nordion agreement, we are entitled to licensing fees for each geographic area in which Nordion receives new drug approval. We are also entitled to a percentage of revenues earned by Nordion as royalties under the agreement. Royalties from this agreement are recorded as license and fee income in the accompanying consolidated statements of comprehensive earnings.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In May 2008, we entered into an exclusive license agreement for the rights to certain intellectual property related to an expandable brachytherapy delivery system developed by us. The term of the agreement is through the expiration of the last of the patents licensed under the agreement, which is currently July 2025. The term may be altered if such patents are found to be invalid. The agreement provides for a minimal non-refundable initial license fee and non-refundable continuing royalties based upon sales subject to certain minimums. Royalties from this agreement are recorded as license and fee income in the accompanying consolidated statements of comprehensive earnings. Minimum annual royalties are based on the contract year, which ends each May, and are $1 million for the contract year ended May 31, 2013 and for each year thereafter through July 2025.

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

Commitments and Obligations

We lease equipment and production, warehouse, office and other space under non-cancelable leases that expire at various dates through August 2016. Approximate minimum lease payments under the leases are as follows: 2013, $462,000; 2014, $453,000; 2015, $442,000; and 2016, $78,000.

Rent expense was approximately $556,000, $578,000, and $819,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Litigation and Claims

From time to time we may be a party to claims that arise in the ordinary course of business, none of which, in our view, is expected to have a material adverse effect on our consolidated financial position or our results of operations.

NOTE K – SHARE-BASED COMPENSATION AND SHAREHOLDERS’ EQUITY

We provide share-based compensation under equity incentive plans approved by shareholders, which provide for the granting of stock options, restricted stock and other equity incentives. As of December 31, 2012 there were 3,266,032 shares remaining available for issuance under our equity incentive plan. We issue new shares from our authorized but unissued share pool.

Stock Options

Our equity incentive plan requires that stock options granted have an exercise price at least equal to 100% of market value of the underlying common stock on the grant date. These options expire ten years from the grant date and become exercisable over a three to five-year vesting period.

The following is a summary of activity in stock options outstanding during the year ended December 31, 2012 (shares and intrinsic value in thousands):

	Shares	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate intrinsic value
Outstanding, beginning of period	1,670	$2.86
Granted	—	—
Exercised	—	—
Forfeited	(5)	3.95
Expired	(341)	5.83
Outstanding, end of period	1,324	$2.09	6.8	$269
Exercisable at end of period	782	$2.47	6.1	$153

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

A summary of grant date fair values and intrinsic values follows (in thousands, except per share amounts):

	Year ended December 31,
	2012		2011		2010
Weighted average grant date fair value of options granted	$	N/A		$1.15		$0.96
Total intrinsic value of options exercised	$	N/A	$	N/A	$	N/A
Total fair value of options vested		$312		$282		$196

The fair values were estimated using the Black-Scholes options-pricing model with the following weighted average assumptions:

	2011	2010
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	62.8%	63.4%
Risk-free interest rate	3.0%	3.3%
Expected life of option (years)	8.0	8.0

No stock options were granted during the year ended December 31, 2012.

We recognize compensation expense for awards with graded vesting on a straight-line basis over the requisite service period for each separately vesting portion of the award. Compensation cost related to stock options totaled $212,000, $368,000, and $272,000 for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, there was approximately $145,000 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of approximately two years.

We may issue restricted stock to employees, directors and others. Non-vested restricted stock is included in our outstanding common shares. Restrictions limit the sale or transfer of the shares until vested. Vesting of restricted stock is time-based over a three to four-year period. A summary of activity in non-vested restricted stock awards for the year ended December 31, 2012 follows (shares in thousands):

Non-vested Restricted Stock	Shares	Weighted average grant date fair value
Non-vested at January 1, 2012	531	$1.65
Granted	785	1.56
Vested	(190)	1.74
Forfeited	—	—
Non-vested at December 31, 2012	1,126	$1.57

Fair value of restricted shares granted to employees and directors is based on the fair value of the underlying common stock at the grant date. Compensation cost related to the restricted shares is based on the grant date fair value of the common stock granted and is recorded over the requisite service period of three to four years. The weighted average per share grant date fair value of restricted shares issued was $1.56, $1.76, and $1.43 in 2012, 2011, and 2010, respectively. Compensation expense related to the restricted stock totaled approximately $714,000, $379,000, and $257,000 in 2012, 2011 and 2010, respectively. As of December 31, 2012, there was approximately $880,000 of unrecognized compensation cost related to the restricted shares, which is expected to be recognized over a weighted average period of approximately two years.

Modified Dutch Auction Tender Offer

On June 12, 2012, we announced a modified “Dutch Auction” tender offer to repurchase up to $10 million of our common stock.  The offer period expired on July 11, 2012. On July 17, 2012 we repurchased 4,761,904 shares of our common stock for a total cost of $10 million, or $2.10 per share, excluding transaction costs.  The purchase price was funded from cash on hand, and the shares repurchased represented approximately 14% of our issued and outstanding common stock at that time.  We did not acquire any stated or unstated rights or privileges in connection with the repurchase of this common stock and, accordingly, the entire purchase price of $10.4 million, including transaction costs, was accounted for as treasury stock.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Employee Stock Purchase Plan

The Theragenics Corporation Employee Stock Purchase Plan (the “ESPP”) allows eligible employees the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each quarterly offering period. Compensation cost related to the ESPP totaled approximately $13,000, $12,000 and $4,000 in 2012, 2011 and 2010, respectively.   250,000 shares of Common Stock are authorized under our current ESPP, and 136,309 shares remained available for issuance under the ESPP at December 31, 2012.

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

NOTE L – 401(K) SAVINGS PLANS

We sponsor a 401(k) defined contribution retirement savings plan for our employees. Matching contributions are made in Company common stock.  Prior to 2011 we sponsored several 401(k) defined contribution plans, and matching contributions were made in Company common stock and in cash depending upon the plan.  All of the 401(k) plans we sponsored were consolidated into a single plan by 2011. Matching contributions are charged to operating expenses and totaled approximately $156,000, $297,000, and $222,000 in 2012, 2011, and 2010, respectively.

NOTE M – EARNINGS PER SHARE

Earnings per common share was computed as follows (in thousands, except per share data):

	Year ended December 31,
	2012	2011	2010
Net earnings	$2,139	$3,064	$2,070

Weighted average common shares outstanding	31,458	33,414	33,259
Incremental common shares issuable from stock options and awards	715	406	226
Weighted average common shares outstanding assuming dilution	32,173	33,820	33,485

Basic earnings per share	$0.07	$0.09	$0.06
Diluted earnings per share	$0.07	$0.09	$0.06

Diluted earnings per share does not include the effect of certain stock options and awards as their impact would be anti-dilutive. Approximately 731,000, 1,077,000, and 1,011,000 stock options and awards for the years ended December 31, 2012, 2011 and 2010, respectively, were not included in the computation of diluted earnings per share for those years because their effect would be anti-dilutive.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE N - SEGMENT REPORTING

We are a medical device company serving the surgical product and cancer treatment markets, operating in two business segments. Our surgical products segment consists of wound closure, vascular access, and specialty needle products. Our brachytherapy seed business manufactures, performs custom loading, markets, and distributes “seeds” primarily in the minimally invasive treatment of localized prostate cancer.  Our brachytherapy product line includes our palladium-103 TheraSeed® device and our iodine-125 AgX100® device.

 The following tables provide certain information for these segments (in thousands):

	Year ended December 31,
	2012	2011	2010
Revenue
Surgical products	$59,933	$59,409	$59,027
Brachytherapy seed	23,597	24,077	23,752
Intersegment eliminations	(971)	(756)	(595)
	$82,559	$82,730	$82,184

Earnings from operations
Surgical products	$696	$607	$215
Brachytherapy seed	3,122	4,923	3,685
Intersegment eliminations	(51)	(34)	(14)
	$3,767	$5,496	$3,886

Capital expenditures
Surgical products	$1,357	$1,780	$8,316
Brachytherapy seed	565	246	749
	$1,922	$2,026	$9,065

Depreciation and amortization
Surgical products	$4,917	$4,536	$4,686
Brachytherapy seed	2,975	2,689	2,521
	$7,892	$7,225	$7,207

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

Segment information related to significant assets follows (in thousands):

	December 31,
	2012	2011
Identifiable assets
Surgical products	$70,361	$72,475
Brachytherapy seed	62,474	60,791
Corporate investment in subsidiaries	111,439	111,439
Intersegment eliminations	(138,549)	(128,887)
	$105,725	$115,818

Intangible assets
Surgical products	$6,644	$9,404
Brachytherapy seed	4,376	55
	$11,020	$9,459

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Information regarding revenue by geographic regions follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Product sales
United States	$69,259	$70,836	$71,853
Europe	7,361	7,663	7,544
Other foreign countries	3,388	1,955	1,286
	80,008	80,454	80,683
License and fee income
United States	1,103	953	603
Canada	1,448	1,323	898
	2,551	2,276	1,501

	$82,559	$82,730	$82,184

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

NOTE O - DISTRIBUTION AGREEMENTS AND MAJOR CUSTOMERS

Our brachytherapy seed business sells our TheraSeed® device directly to healthcare providers and to third-party distributors.  Under our third-party distribution agreements, we are the exclusive palladium-103 seed supplier for the treatment of prostate cancer for each distributor, and each distributor has the non-exclusive right to sell TheraSeed® in the U.S. and Canada.  Certain agreements also provide distributors with rights to distribute TheraSeed® for the treatment of solid localized tumors other than in the prostate and with rights to distribute to certain locations outside of North America.  Such applications (non-prostate and outside of North America) have not been material.  Our principal non-exclusive distribution agreement is with C. R. Bard (“Bard”).  Our agreement with Bard provides for automatic one year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires December 31, 2014 and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2013.   Sales to Bard under the Bard agreement represented approximately 25%, 28%, and 33% of brachytherapy segment revenue in 2012, 2011, and 2010, respectively.  Our surgical products segment also sells to Bard.  Total consolidated sales to Bard, including sales in our brachytherapy seed segment and our surgical products segment, did not equal or exceed 10% of our consolidated revenue in 2012.  Consolidated sales to Bard totaled 10% and 11% of consolidated revenue  in 2011 and 2010, respectively.  Accounts receivable from Bard represented approximately 16% and 19% of brachytherapy accounts receivable at December 31, 2012 and 2011, respectively, and were less than 10% of consolidated accounts receivable at December 31, 2012 and 2011.

Core Oncology (“Core”) became an additional non-exclusive distributor of TheraSeed® in January 2010.  In February 2011, we terminated our agreement with Core due to Core’s failure to satisfy its financial obligation to us in accordance with the contractual terms of the agreement. Core had been attempting to become current with amounts due to us.  However, litigation filed against Core by a third party in January 2011 created what we viewed as an unacceptable level of uncertainty surrounding Core’s ability to satisfy their financial obligations to us for both current and ongoing sales.  Subsequent to termination of the agreement, we continued to supply TheraSeed® to Core on a prepaid basis.  Sales to Core in our brachytherapy segment totaled approximately 8% and 14% of total brachytherapy seed segment revenue in 2011 and 2010, respectively.  In the latter half of 2011, certain customers who previously purchased TheraSeed® through Core began purchasing either from us on a direct basis or through one of our other TheraSeed® distributors. On February 17, 2012, we acquired Core’s prostate brachytherapy customer base.  See Note C.   Brachytherapy accounts receivable due from Core at December 31, 2011 and 2010 totaled $1.8 million and $1.7 million, respectively (consolidated accounts receivable due from Core totaled $2.2 million and $2.1 million at December 31, 2011, and 2010, respectively).  An allowance for doubtful accounts was established for all unpaid amounts due from Core at December 31, 2011 and 2010.  In connection with the acquisition of the Core customer base on February 17, 2012, we released Core from all claims existing at that date, including the Core Accounts Receivable.  Accordingly, the $2.2 million for which an allowance had been established was written off as uncollectible for financial reporting purposes in 2012.

One surgical products customer represented 17% of surgical products accounts receivable and 11% of consolidated accounts receivable at December 31, 2012.

Theragenics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE P – NON-OPERATING INCOME

Other net non-operating income consists of the following (in thousands):
	Year Ended December 31,
	2012	2011	2010
Litigation settlement	$—	$—	$200
Other	9	5	94
Total other	$9	$5	$294

NOTE Q - RELATED PARTY TRANSACTIONS

During 2010, we utilized the services of a real estate firm whose principal owner is related to one of our executive officers. Payments of $131,000 were made to this firm during 2010 for construction and real estate consulting services. No such payments were made in 2012 or 2011.

NOTE R - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following summarizes certain quarterly results of operations (in thousands, except per share data):

Year ended December 31, 2012:	Quarter ended
	March 31	June 30	September 30	December 31
Net revenue	$21,583	$21,956	$19,916	$19,104
Gross profit	8,609	8,014	7,444	6,475
Net earnings (loss)	934	838	690	(323)
Net earnings (loss) per common share
Basic	$0.03	$0.02	$0.02	$(0.01)
Diluted	$0.03	$0.02	$0.02	$(0.01)

Year ended December 31, 2011:	Quarter ended
	March 31	June 30	September 30	December 31
Net revenue	$20,253	$21,536	$21,062	$19,879
Gross profit	7,967	8,708	8,769	7,213
Net earnings	458	1,185	1,141	280
Net earnings per common share
Basic	$0.01	$0.04	$0.03	$0.01
Diluted	$0.01	$0.04	$0.03	$0.01

Report of Independent Registered Public Accounting Firm on Schedule

To the Board of Directors and
Shareholders of Theragenics Corporation

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Theragenics Corporation and subsidiaries for each of the three years in the period ended December 31, 2012, as referred to in our report dated March 8, 2013, which is included in the annual report to security holders and included in Part II of this form. Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. The information in Schedule II has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, the information is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ DIXON HUGHES GOODMAN LLP

Atlanta, Georgia
March 8, 2013

S-1

Theragenics Corporation and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For each of the three years in the period ended December 31, 2012
(Amounts in thousands)

Column A - Description	Column B	Column C - Additions		Column D		Column E
	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts	Deductions		Balance at end of period

Year ended December 31, 2012
Allowance for doubtful accounts receivable	$2,757	$80	$—	$2,245	(b)	$592

Allowance for obsolete inventory	$617	$323	$—	$192	(c)	$748

Year ended December 31, 2011
Allowance for doubtful accounts receivable	$2,413	$348	$—	$4	(b)	$2,757

Allowance for obsolete inventory	$569	$89	$—	$41	(c)	$617

Year ended December 31, 2010
Allowance for doubtful accounts receivable	$384	$2,060	$—	$31	(b)	$2,413

Allowance for obsolete inventory	$670	$—	$—	$18 83	(a) (c)	$569

(a) - reduction in allowance for obsolete inventory amounts
(b) - write-off of uncollectible amounts
(c) - disposal of inventory

S-2