Form 10-Q
period 2013-03-31
THERAGENICS CORP
filed 2013-05-13
CIK 795551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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
YES ☐   NO ☒

As of May 6, 2013 the number of shares of $0.01 par value common stock outstanding was 31,061,883.

THERAGENICS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(UNAUDITED)
(Amounts in thousands, except per share data)

	Quarter Ended March 31,
	2013	2012
REVENUE
Product sales	$19,212	$20,979
License and fee income	661	604
	19,873	21,583
COST OF SALES	12,848	12,974

GROSS PROFIT	7,025	8,609

OPERATING EXPENSES
Selling, general and administrative	5,678	5,901
Amortization of purchased intangibles	861	855
Research and development	280	277
Medical device excise tax	193	—
Gain on disposal of assets	(4)	—
	7,008	7,033

EARNINGS FROM OPERATIONS	17	1,576

OTHER INCOME (EXPENSE)
Interest income	27	38
Interest expense	(136)	(164)
Other	—	1
	(109)	(125)

EARNINGS (LOSS) BEFORE INCOME TAXES	(92)	1,451

Income tax expense (benefit)	(58)	517

NET EARNINGS (LOSS)	$(34)	$934

EARNINGS PER SHARE:
Basic	$0.00	$0.03
Diluted	$0.00	$0.03

WEIGHTED AVERAGE SHARES
Basic	29,065	33,533
Diluted	29,065	33,941

COMPREHENSIVE EARNINGS (LOSS)
Net earnings (loss)	$(34)	$934
Other comprehensive earnings (loss), net of taxes
Reclassification adjustment for gain included in net earnings (loss)	—	(1)
Unrealized gains on securities arising during the period	—	57
Total other comprehensive earnings	—	56
Total comprehensive earnings (loss)	$(34)	$990

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	March 31, 2013 (Unaudited)	December 31, 2012
ASSETS CURRENT ASSETS
Cash and cash equivalents	$15,767	$23,589
Marketable securities	18,327	11,319
Trade accounts receivable, less allowance of $571 in 2013 and $592 in 2012	10,264	8,946
Inventories	15,588	15,382
Deferred income tax asset	1,006	1,008
Refundable income taxes	—	290
Prepaid expenses and other current assets	1,067	1,014
TOTAL CURRENT ASSETS	62,019	61,548

Property and equipment, net	31,846	32,370
Intangible assets, net	10,125	11,020
Deferred income tax asset	1,067	717
Other assets	70	70

TOTAL ASSETS	$105,127	$105,725

LIABILITIES & SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,895	$1,622
Accrued salaries, wages and payroll taxes	1,826	2,929
Income taxes payable	23	—
Other current liabilities	1,014	1,020
TOTAL CURRENT LIABILITIES	4,758	5,571

Long-term borrowings	22,000	22,000
Asset retirement obligations	887	871
Other long-term liabilities	292	356
TOTAL LIABILITIES	27,937	28,798

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, authorized 100,000 shares of $0.01 par value, issued 35,812 in 2013 and 34,829 in 2012	358	348
Additional paid-in capital	75,995	75,708
Retained earnings	11,198	11,232
Accumulated other comprehensive gain	21	21
Common stock in treasury, at cost – 4,762 shares	(10,382)	(10,382)
TOTAL SHAREHOLDERS’ EQUITY	77,190	76,927

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$105,127	$105,725

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Quarter Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(34)	$934
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	2,004	1,983
Deferred income taxes	(348)	(383)
Provision for allowances	272	21
Share-based compensation	280	196
Change in fair value of interest rate swaps	—	(28)
Decommissioning retirement liability	16	16
Gain on sale of marketable securities	—	(1)
Gain on sale of equipment	(4)	—
Changes in assets and liabilities:
Trade accounts receivable	(1,344)	(246)
Inventories	(452)	(1,134)
Prepaid expenses and other current assets	(53)	26
Accounts payable	273	583
Accrued salaries, wages and payroll taxes	(1,103)	(1,047)
Refundable income taxes net of income taxes payable	288	914
Other current liabilities	(8)	319
Other	(64)	230
Net cash provided (used) by operating activities	(277)	2,383

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of property and equipment	(527)	(329)
Cash paid for acquisition of Core Oncology customer base	—	(4,086)
Proceeds from sale of property and equipment	8	—
Purchases of marketable securities	(9,008)	(1,708)
Maturities of marketable securities	1,965	1,634
Proceeds from sales of marketable securities	—	189
Net cash used by investing activities	(7,562)	(4,300)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of borrowings	—	(834)
Employee stock purchase plan	17	17
Net cash provided (used) by financing activities	17	(817)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(7,822)	$(2,734)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,589	29,553
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,767	$26,819

SUPPLEMENTARY CASH FLOW DISCLOSURE:
Interest paid	$108	$182
Income taxes paid (received), net	$2	$(15)

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired from the Core transaction	$—	$5,241
Liability for property and equipment acquired	$27	$39

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
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

Our consolidated results of operations for the interim periods presented herein are not necessarily indicative of the results that may be expected for a full year.  These interim financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes for the year ended December 31, 2012 included in the Form 10-K Annual Report that we filed with the SEC.

We are a medical device company serving the surgical products and cancer treatment markets, operating in two business segments. Our surgical products business consists of wound closure, vascular access, and specialty needle products.  Wound closure includes sutures, needles, and other surgical products.  Vascular access includes introducers, guidewires, and related products.  Specialty needles include coaxial, biopsy, spinal and disposable veress needles, access trocars, implanters, introducer products and other needle based products.  Our surgical products segment serves a number of markets and applications, including among other areas, interventional cardiology, interventional radiology, vascular surgery, orthopedics, plastic surgery, dental surgery, urology, veterinary medicine, pain management, endoscopy, and spinal surgery.  Our brachytherapy business manufactures, custom loads, markets and distributes “seeds” used primarily in the minimally invasive treatment of localized prostate cancer.  Our brachytherapy product line includes our palladium-103 based TheraSeed® device and our iodine-125 based AgX100® device.

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

The total purchase price for the acquired assets is equal to one times the actual revenue generated from the acquired customers over the twelve-month period from September 2012 to August 2013 (the “Earn-Out Period”), in excess of a $2.5 million Threshold Amount.  We paid $5.3 million (including transaction costs) through March 31, 2013 for this transaction, primarily consisting of prepayment of a portion of the earn-out at closing in February 2012 plus subsequent earn-out payments.   Quarterly earn-out payments based on actual revenue recognized from the acquired customers are due through August 2013; however, based on our current estimates, we do not expect to make any additional earn-out payments. No such earn-out payments were made in the first quarter of 2013.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

NOTE C – FINANCIAL INSTRUMENTS AND FAIR VALUE

Financial Instruments

We are exposed to certain risks relating to our ongoing business operations. Prior to June 1, 2012 when our interest rate swaps expired, we managed our interest rate risk using interest rate swaps associated with outstanding borrowings under our credit agreement since our interest rates are floating rates based on LIBOR.  Our interest rate swaps were intended to convert a portion of our floating rate debt to a fixed rate.  We did not use interest rate swaps for speculative or trading purposes.  Subsequent to June 1, 2012 we have held no interest rate swaps or other derivative financial instruments.  Our interest rate swaps were recorded as either assets or liabilities at fair value on our consolidated balance sheets.  We entered into interest rate swaps that were designed to hedge our interest rate risk but were not designated as “hedging instruments”, as defined under guidance issued by the Financial Accounting Standards Board (“FASB”).  Changes in the fair value of these instruments were recognized as adjustments to interest expense in our consolidated statements of comprehensive earnings (loss).

A roll forward of the notional value of our interest rate swaps is as follows (in thousands):

	Quarter Ended March 31,
	2013	2012
Balance, beginning of the period	$—	$7,667
New contracts	—	—
Matured contracts	—	(834)
Balance, end of the period	$—	$6,833

The following table includes information about gains and losses recognized on our interest rate swaps not designated as hedging instruments in our condensed consolidated statements of comprehensive earnings (loss) (in thousands):

	Quarter Ended March 31,		Location of Loss (Gain) Recognized in Income
	2013	2012
Periodic settlements	$—	$31	Interest expense
Change in fair value	$—	$(28)	Interest expense

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

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

We had the following assets measured at fair value on a recurring basis subject to disclosure requirements (in thousands):

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2013
Money market funds	$477	$—	$—	$477
Marketable securities	18,327	—	—	18,327
Total assets	$18,804	$—	$—	$18,804

December 31, 2012
Money market funds	$477	$—	$—	$477
Marketable securities	11,319	—	—	11,319
Total assets	$11,796	$—	$—	$11,796

Financial Instruments Not Measured at Fair Value

Our financial instruments not measured at fair value consist of cash and cash equivalents, trade accounts receivable, and accounts payable, the carrying value of each approximating fair value due to the nature of these accounts. Our financial instruments not measured at fair value also include borrowings under our credit agreement.  We estimate the fair value of outstanding borrowings under our credit agreement based on the current market rates applicable to borrowers with credit profiles similar to us.  We estimate that the carrying value of our borrowings approximates fair value at March 31, 2013.

Other Fair Value Measurements

There were no nonfinancial assets or nonfinancial liabilities measured at fair value at March 31, 2013 or December 31, 2012.

NOTE D - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. Market is replacement cost or net realizable value. We estimate reserves for inventory obsolescence based on our judgment of future realization. Inventories were comprised of the following (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$6,901	$6,806
Work in process	4,188	4,024
Finished goods	4,567	4,344
Spare parts and supplies	926	956
	16,582	16,130
Allowance for obsolete inventory	(994)	(748)
Inventories, net	$15,588	$15,382

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

NOTE E – INCOME TAXES

Our effective income tax rates include federal and state income taxes. For the quarter ended March 31, 2012 our effective tax rate was 36%. For the quarter ended March 31, 2013, we recorded a tax benefit at a rate of 63%. The effective tax rate for the quarter ended March 31, 2013 was impacted by the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013 and retroactively reinstated the research tax credit. Although the reinstatement of this tax credit is retroactive to January 1, 2012, the enactment of this legislation in 2013 precluded us from recording the benefit in 2012. As a result, our income tax provision was reduced by approximately $32,000 in the first quarter of 2013 to recognize the 2012 benefit of this tax credit that would have otherwise been recorded in 2012.

NOTE F - SHARE-BASED COMPENSATION

Restricted Stock

A summary of activity in non-vested restricted stock awards during the quarter ended March 31, 2013 follows (shares in thousands):

	Shares	Weighted average grant date fair value
Non-vested at December 31, 2012	1,126	$1.57
Granted	970	1.46
Vested	(285)	1.51
Forfeited	—	—
Non-vested at March 31, 2013	1,811	$1.52

During the quarter ended March 31, 2013, we granted 970,300 shares of restricted stock (with a grant date fair value of $1.46 per share based on the market price of the underlying common stock at the grant date) to executive officers in connection with long-term incentive compensation programs.  The restricted stock vests ratably over four years.

Non-cash compensation expense related to restricted stock totaled approximately $242,000 and $122,000 for the quarters ended March 31, 2013 and 2012, respectively. As of March 31, 2013, there was approximately $2,054,000 of unrecognized compensation cost related to the restricted shares, which is expected to be recognized over a weighted average period of 2.3 years.  The total fair value of restricted stock vested during the quarters ended March 31, 2013 and 2012 was approximately $441,000 and $232,000, respectively.

NOTE G - DISTRIBUTION AGREEMENTS AND MAJOR CUSTOMERS

Brachytherapy Seed Distribution Agreements

Our brachytherapy seed business sells our TheraSeed® and AgX100® devices directly to healthcare providers and to third-party distributors.  Under our TheraSeed® third-party distribution agreements, we are the exclusive palladium-103 seed supplier for the treatment of prostate cancer for each distributor, and each distributor has the non-exclusive right to sell TheraSeed® in the U.S. and Canada.  Certain agreements also provide distributors with rights to distribute TheraSeed® for the treatment of solid localized tumors other than in the prostate and with rights to distribute to certain locations outside of North America.  Such applications (non-prostate and outside of North America) have not been material.  Our principal non-exclusive distribution agreement is with C. R. Bard (“Bard”).  Our agreement with Bard (the “Bard Agreement”) provides for automatic one year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires December 31, 2014 and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2013.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

Major Customers

Sales to Bard under the Bard Agreement represented approximately 23% and 29% of total brachytherapy seed segment revenue for the quarters ended March 31, 2013 and 2012, respectively. No other single distributor represented 10% or more of brachytherapy seed segment revenues in the first quarter of 2013 or 2012.

Accounts receivable from Bard represented approximately18% of brachytherapy accounts receivable at March 31, 2013. At December 31, 2012, accounts receivable from Bard under the Bard Agreement represented approximately 16% of brachytherapy accounts receivable.

One surgical products customer represented 10% of surgical products accounts receivable.

NOTE H - SEGMENT REPORTING

We are a medical device company serving the surgical product and cancer treatment markets, operating in two business segments. Our surgical products business consists of wound closure, vascular access, and specialty needle products.  Our brachytherapy seed business manufactures, custom loads, markets, and distributes “seeds” used primarily in the minimally invasive treatment of localized prostate cancer.  Our brachytherapy product line includes our palladium-103 TheraSeed® device and our iodine-125 AgX100® device.

The following tables provide certain information for these segments (in thousands):

	Quarter Ended March 31,
	2013	2012
Revenues
Surgical products	$14,483	$15,494
Brachytherapy seed	5,719	6,320
Intersegment eliminations	(329)	(231)
	$19,873	$21,583
Earnings (loss) from operations
Surgical products	$(335)	$199
Brachytherapy seed	399	1,380
Intersegment eliminations	(47)	(3)
	$17	$1,576
Capital expenditures
Surgical products	$412	$272
Brachytherapy seed	115	57
	$527	$329
Depreciation and amortization
Surgical products	$1,236	$1,229
Brachytherapy seed	768	754
	$2,004	$1,983

We evaluate business segment performance based on segment revenue and segment earnings (loss) from operations. Earnings (loss) from operations by segment do not include interest expense, interest income, other income and expense, or provisions for income taxes.  Intersegment eliminations are for surgical products segment sales transactions.  Corporate expenses are allocated based upon the relative revenue for each segment.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

Supplemental information related to significant assets follows (in thousands):

	March 31, 2013	December 31, 2012
Identifiable assets
Surgical products	$69,965	$70,361
Brachytherapy seed	61,577	62,474
Corporate investment in subsidiaries	111,439	111,439
Intersegment eliminations	(137,854)	(138,549)
	$105,127	$105,725
Intangible assets
Surgical products	$5,958	$6,644
Brachytherapy seed	4,167	4,376
	$10,125	$11,020

Information regarding revenue by geographic regions follows (in thousands):

	Quarter Ended March 31,
	2013	2012
Product sales
United States	$16,012	$18,948
Europe	2,203	1,509
Other foreign countries	997	522
	19,212	20,979

License and fee income
United States	268	247
Canada	393	357
	661	604
	$19,873	$21,583

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
MARCH 31, 2013
(Unaudited)

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

	Quarter Ended March 31,
	2013	2012

Net earnings (loss)	$(34)	$934

Weighted average common shares outstanding	29,065	33,533
Incremental common shares issuable under stock options and awards	—	408
Weighted average common shares outstanding assuming dilution	29,065	33,941

Earnings per share
Basic	$0.00	$0.03
Diluted	$0.00	$0.03

For the quarters ended March 31, 2013 and 2012, approximately 3,135,000 and 1,077,000 stock options and awards, respectively, were not included in the computation of diluted earnings per share because their effect is antidilutive.

NOTE J – CONTINGENCIES

Litigation and claims

From time to time we may be a party to claims that arise in the ordinary course of business, none of which, in our view, is expected to have a material adverse effect on our consolidated financial position or results of operations.

NOTE K – RESTRUCTURING

On May 8, 2013, our Board of Directors approved a restructuring of our vascular access manufacturing operations.  This primarily includes our introducer and guidewire products produced under our Galt brand and produced for our OEM and distributor customers.  We intend to retain the Galt brand and the full line of Galt labeled products, private label products, and bulk non-sterile products currently being produced at our Garland, Texas facility.

Commencing in the second quarter of 2013 and through December 2014, we will begin to transfer a significant portion of our vascular access manufacturing to independent suppliers located in Latin America. A small portion of the current production will be transferred to our specialty needle manufacturing facility located in North Attleboro, Massachusetts.  By the end of 2014, we expect this transition to be completed and our manufacturing plant located in Garland, Texas to be closed.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

This restructuring plan is expected to be implemented over the 20 month period through December 2014. Expected expenses and savings are as follows:

●
Incremental expenses of $3.7 to $4.1 million, consisting primarily of severance related expenses and project implementation costs. The operations at our Garland, Texas plant will be transitioned out over the 20 month period. Accordingly, these incremental expenses related to the restructuring will be recorded over the 20 month restructuring period. No significant non-cash charges are expected to be recorded related to this restructuring.

●
Capital expenditures of approximately $2.5 to $2.7 million. We will own this new capital equipment located in Latin America at our independent suppliers’ facilities. We will also transfer our existing equipment from our Garland, Texas facility to our independent suppliers and to our facility in North Attleboro, Massachusetts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Theragenics Corporation is a medical device company serving the surgical products and cancer treatment markets, operating in two business segments.    The terms “Company”, “we”, “us”, or “our” mean Theragenics Corporation and all entities included in our consolidated financial statements.

Our surgical products business consists of wound closure, vascular access, and specialty needle products.  Wound closure includes sutures, needles and other surgical products. Vascular access includes introducers, guidewires, and related products.  Specialty needles include coaxial, biopsy, spinal and disposable veress needles, access trocars, implanters, introducer products, and other needle based products.  This segment serves a number of markets and applications, including among other areas, interventional cardiology, interventional radiology, vascular surgery, orthopedics, plastic surgery, dental surgery, urology, veterinary medicine, pain management, endoscopy, and spinal surgery.  Our surgical products business sells our devices and components primarily to original equipment manufacturers (“OEMs”) and to a network of distributors.

Our brachytherapy business manufactures, custom loads, markets and distributes “seeds” used primarily in the minimally invasive treatment of localized prostate cancer.  Our brachytherapy product line includes our palladium-103 based TheraSeed® device and our iodine-125 based AgX100® device. Physicians, hospitals and other healthcare providers, primarily located in the United States, utilize our devices. We maintain an in-house sales force that sells TheraSeed® and AgX100® directly to physicians.  We also sell our TheraSeed® and AgX100® devices to non-exclusive third party distributors.  We manufacture the TheraSeed® and the AgX100® devices.

Restructuring of Vascular Access Manufacturing Operations

On May 8, 2013, our Board of Directors approved a restructuring of our vascular access manufacturing operations.  This primarily includes our introducer and guidewire products produced under our Galt brand and produced for our OEM and distributor customers.  We intend to retain the Galt brand and the full line of Galt labeled products, private label products, and bulk non-sterile products currently being produced at our Garland, Texas facility.

Commencing in the second quarter of 2013 and through December 2014, we will begin to transfer a significant portion of our vascular access manufacturing to independent suppliers located in Latin America.  A small portion of the current production will be transferred to our specialty needle manufacturing facility located in North Attleboro, Massachusetts.  By the end of 2014, we expect this transition to be completed and our manufacturing plant located in Garland, Texas to be closed. With the exception of certain sales, marketing, and customer service positions, substantially all of the 205 jobs currently located at the Garland, Texas facility will be eliminated over the 20 month restructuring period through December 2014.

We believe the offshore outsourcing of our vascular access manufacturing will significantly reduce our costs, allowing us to remain competitive in a highly competitive medical device industry.  This outsourcing will also allow us to better respond to our customers’ needs and macroeconomic issues such as increased regulation, new taxes and decreased demand across the medical device industry. We expect to continue to invest and expand our product offerings in the business.

This restructuring plan is expected to be implemented over the 20 month period through December 2014.  Expected expenses and savings are as follows:

●
Incremental expenses of $3.7 to $4.1 million, consisting primarily of severance expenses and project implementation costs.  The operations at our Garland, Texas plant will be transitioned out over the 20 month period.  Accordingly, these incremental expenses related to the restructuring will be recorded over the 20 month restructuring period. No significant non-cash charges are expected to be recorded related to this restructuring.

●
Capital expenditures of approximately $2.5 to $2.7 million.  We will own this new capital equipment located in Latin America at our independent suppliers’ facilities. We will also transfer our existing equipment from our Garland, Texas facility to our independent suppliers and to our facility in North Attleboro, Massachusetts.  This will allow us to maintain back up and redundant capabilities.

●	Subsequent to completion of the restructuring in 2014, our net operating savings are expected to be $3.3 to $3.6 million annually.

●
As noted above, expenses related to the restructuring will be incurred in 2013 and 2014. However, we also expect some cost reductions as the restructuring is implemented. We expect cost savings totaling approximately $2.4 to $2.8 million during 2013 and 2014.

Our estimated and expected incremental expenses related to the restructuring, capital expenditures and net savings are significant estimates.  These estimates are subject to change and actual results may be materially different.

Medical Device Tax

Significant reforms to the U.S. healthcare system were adopted in the form of the Patient Protection and Affordable Care Act of 2010 (the “PPACA”). See our discussion below under "Other Regulatory Developments". The PPACA requires us to, among other things, pay a 2.3% excise tax on certain U.S. medical device sales beginning in 2013. During the quarter ended March 31, 2013, we recorded a medical device excise tax of $193,000.  Some commentators have suggested that medical device companies can expect to experience an increase in the usage of their products beginning in 2014 as the PPACA provides healthcare coverage to all Americans, including approximately 30 million Americans currently uninsured.  However, many of our products are typically used for the treatment of patients who are currently covered under Medicare.  Accordingly, we do not expect to experience a material increase in sales as a result of this provision of the PPACA.

Results of Operations

Revenue

Following is a summary of revenue by segment (in thousands):

	Quarter Ended March 31,
	2013	2012	Change ($)
Revenues by segment:
Surgical products
Product sales	$14,465	$15,483	$(1,018)
License and fee income	18	11	7
Total surgical products	14,483	15,494	(1,011)

Brachytherapy seed
Product sales	5,076	5,727	(651)
License and fee income	643	593	50
Total brachytherapy seed	5,719	6,320	(601)

Intersegment eliminations	(329)	(231)	(98)

Consolidated
Product sales	19,212	20,979	(1,767)
License and fee income	661	604	57
Total consolidated	$19,873	$21,583	$(1,710)

Surgical Products Segment

Revenue in our surgical products business decreased 7% in the first quarter of 2013 from the first quarter of 2012. Our revenue was affected by the variability in the ordering patterns of our larger customers.  It has been reported that the medical device industry experienced sluggish demand in the first quarter, a result in part of overall declining procedures and a trend of fewer patient visits to physicians.  We believe this industry trend has affected our customers and, in turn, short-term demand for our products.  In addition, many customers, as well as others in the medical device industry, are seeking to reduce costs.  We were also affected in the first quarter by pricing pressure, as well as customers either outsourcing production offshore or producing products internally in an effort to reduce costs. We expect this variability and unpredictable customer behavior to continue through 2013.

Open orders in our surgical products segment were $13.4 million on March 31, 2013 compared to $12.5 million at December 31, 2012.  Open orders represent orders from customers for future delivery that we believe to be firm.  Open orders are not guaranteed shipments, and they are subject to cancellation or delay.  Backlog in our surgical products business was $261,000 at March 31, 2013 and $411,000 at December 31, 2012.  Backlog represents orders included in open orders, but for which we have missed promised shipment dates. The reduction in backlog was primarily a result of addressing the shortages of supply of certain animal-based materials utilized in some of our wound closure products that existed at December 31, 2012.  We expect our open orders and backlog to continue to vary based on changes in ordering patterns of our larger customers, changes in customer behavior and changes in availability of raw materials.

We announced the launch of three new product lines during the first four months of 2013.  We launched the Synergy™ peripherally inserted central catheter (PICC) product line and our line of TorxTM transitionless guidewires for the vascular access market. We also launched our “PLUS” line of antibacterial sutures for the veterinary market. While sales of these new products are not expected to be material in 2013, each of these new products is expected to provide our surgical products business with access to new markets and new customers.  These new products are generally expected to carry a higher gross profit margin than we are currently realizing in our surgical products business.

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

Brachytherapy Seed Segment

We sell our TheraSeed® palladium-103 device, our AgX100® iodine-125 device, and other brachytherapy related products directly to healthcare providers and to third-party distributors.  We also custom load brachytherapy seeds in prescription loaded needles, custom strands and other configurations.

Our brachytherapy product sales decreased 9% in the first quarter of 2013 from the first quarter of 2012, with TheraSeed® sales declining $1.2 million. In May 2012, the U.S. Preventive Services Task Force recommended against routine PSA screenings for healthy men without symptoms.  We believe this recommendation has led to a decline in PSA screening.  In addition, we believe there has been an increase in “active surveillance”, a practice where no immediate medical treatment is provided; but the physician and patient closely monitor the patient’s cancer for signs that the cancer is growing.  We believe that declines in PSA screenings has led to a decline in the number of men diagnosed with prostate cancer.  Both a decline in the number of PSA screenings and an increase in the proportion of men diagnosed with prostate cancer but not seeking immediate medical treatment would in turn lead to a decline in the number of procedures to treat prostate cancer, including brachytherapy procedures.  Incremental sales of $435,000 to the acquired Core customers and revenue from our new Oncura custom loading agreement, which was announced in December 2012, partially offset the overall decline in revenue we experienced.

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

We have non-exclusive distribution agreements in place for our TheraSeed® and AgX100® seed devices. Under our third party TheraSeed® distribution agreements, we are the exclusive palladium-103 seed supplier for the treatment of prostate cancer for each distributor, and each distributor has the non-exclusive right to sell TheraSeed® in the U.S. and Canada.  Certain agreements also provide distributors with the right to distribute TheraSeed® for the treatment of solid localized tumors other than in the prostate and with rights to distribute to certain locations outside of North America.  Such applications (non-prostate and outside of North America) have not been material and are not expected to become material in the near future. Our principal non-exclusive distribution agreement is with C.R. Bard (“Bard”).  Our agreement with Bard provides for automatic one year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires December 31, 2014 and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2013. Sales to Bard by our brachytherapy segment represented 23% and 29% of brachytherapy seed segment revenue in the first quarter of 2013 and 2012, respectively.

We also currently have other non-exclusive distributors (other than Bard) for our TheraSeed® and AgX100® devices.  We may pursue additional distribution agreements in an effort to increase market share.  We may also have opportunities to enter certain markets outside of the United States with our AgX100® device.

On an annual basis, the Center for Medicare and Medicaid Services (“CMS”) establishes and fixes the per seed rate at which Medicare reimburses hospitals for the purchase of brachytherapy seeds. CMS reimbursement policies have led to pricing pressure from hospitals and other healthcare providers and have had an adverse effect on our brachytherapy revenue.  We believe our brachytherapy revenue may continue to be adversely affected by CMS’ reimbursement policies for brachytherapy seeds and favorable CMS reimbursement rates enjoyed by alternative, less proven technologies for early stage prostate cancer treatment.

License fees in our brachytherapy segment increased $50,000 or 8% in the first quarter of 2013 over the comparable 2012 period.  License fees include fees from the licensing of our TheraSphere® product, a medical device used for the treatment of liver cancer. License fees also include fees related to the licensing of certain intellectual property related to an expandable brachytherapy delivery system that we developed. This agreement provides for a minimal non-refundable initial license fee and non-refundable, continuing royalties based upon sales and subject to certain minimums.

Operating income (loss) and costs and expenses

Following is a summary of operating income (loss) by segment (in thousands):

	Quarter Ended March 30,
	2013	2012	Change ($)

Surgical products	$(335)	$199	$(534)
Brachytherapy seed	399	1,380	(981)
Intersegment eliminations	(47)	(3)	(44)

Consolidated	$17	$1,576	$(1,559)

Surgical Products Segment

In the first quarter of 2013, we incurred a loss from operations of $335,000 in our surgical products segment compared to operating income of $199,000 in the first quarter of 2012.  Our gross profit margins on sales were 33% in the quarter ended March 31, 2013 compared to 35% in the quarter ended March 31, 2012. Gross margin in the first quarter of 2013 was affected by product mix, as well as lower volumes to cover the fixed portion of our manufacturing expenses. Also affecting results in the first quarter of 2013 was $135,000 of expense for the medical device excise tax, which was effective on January 1, 2013. Over time, we plan to increase margins by integrating and outsourcing manufacturing processes, improving efficiencies and introducing newer and higher margin products, such as the new product lines launched thus far in 2013 discussed in “Revenue – Surgical Products Segment” above.  In May 2013 we announced the restructuring of our vascular access manufacturing operations.  This restructuring is intended to significantly reduce our manufacturing costs.  See “Restructuring of Vascular Access Manufacturing Operations” above.

Selling, general and administrative (“SG&A”) costs were 27% of revenue in both the first quarter of 2013 and 2012.

Research and development (“R&D”) expenses were $280,000 and $277,000 in the first quarter of 2013 and 2012, respectively.  Our R&D program is intended to focus on product extensions, next generation products, and new products that are complementary to our current product lines and that support our customers’ product lines.  Our R&D program is directed toward 510(k) products that have an established market and not on products that require lengthy and expensive clinical trials. Looking forward, our quarterly results are expected to be affected by the timing of these investments.  We recently introduced three new product lines.  See our discussion under “Revenue - Surgical Products Segment” above.

Looking forward, we expect a number of items to continue to affect the profitability in our surgical products business including, among other things:
●
incremental expenses and capital expenditures related to the restructuring of our vascular access manufacturing operations, cost reductions and improvements to profitability resulting from the restructuring, and timing of the restructuring,

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

●	continued pricing pressure from customers,
●	the medical device tax under the PPACA,
●	potential changes in the 510(k) application process and other changes in FDA and governmental regulations,
●	the implementation and efficiencies to be gained from our corporate-wide ERP system,
●	manufacturing outsourcing activities,
●	the increasing scale of our surgical products business, and
●	trends of consumers making fewer visits to doctors’ offices and the effect on demand for medical devices.

Brachytherapy Seed Segment

Operating income in our brachytherapy segment was $399,000 in the first quarter of 2013 compared to $1.4 million in the first quarter of 2012. Manufacturing expenses related to our TheraSeed® palladium-103 based device tend to be fixed in nature and, accordingly, the $1.2 million decline in TheraSeed® revenue had a significant effect on operating income in the 2013 period. Operating income in our brachytherapy seed business is expected to continue to be highly dependent on TheraSeed® sales levels due to the high fixed cost component of our manufacturing operations.  Revenue from the acquired Core customers and the Oncura custom loading agreement partially offset the decline in TheraSeed® sales and contributed to operating income in 2013, though margins on iodine-125 based devices and custom loading are lower than on our TheraSeed® devices. Also affecting results in the first quarter of 2013 was $58,000 of expense for the medical device excise tax, which was effective January 1, 2013.

Non-operating income/expense

A summary of our interest expense is as follows (in thousands):

	Quarter Ended March 31,
	2013	2012
Interest paid or accrued, including loan fees	$136	$200
Fair value adjustment	—	(28)
Interest capitalized	—	(8)
Total interest expense	$136	$164

Interest expense paid or accrued, including loan fees, is related to our effective interest rates and the level of our outstanding borrowings under our credit agreement.  Fair value adjustments were related to our interest rate swaps, which matured in June 2012.  Such fair value adjustments were unrealized gains and reflected the period to period changes in the estimated fair value of our swaps.  Interest capitalized related to the development of our ERP system.  The effective interest rate under our Credit Agreement was 1.96% at March 31, 2013.

Income tax expense

Our effective income tax rates include federal and state income taxes.  For the quarter ended March 31, 2012, our effective tax rate was 36%.  For the quarter ended March 31, 2013, we recorded a tax benefit at a rate of 63%. The effective tax rate for the first quarter of 2013 was impacted by the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013 and retroactively reinstated the research tax credit. Although the reinstatement of this tax credit is retroactive to January 1, 2012, the enactment of this legislation in 2013 precluded us from recording the benefit in 2012. As a result, our income tax provision was reduced by approximately $32,000 in the first quarter of 2013 to recognize the 2012 benefit of this tax credit that would have otherwise been recorded in 2012.

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

Critical Accounting Policies and Estimates

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The SEC defines “critical accounting policies” as those that require application of our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are more fully described in the notes to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2012. Certain accounting policies, as more fully described under “Critical Accounting Policies and Estimates” included in the Management’s Discussion and Analysis of our 2012 Form 10-K, are those which we believe are most critical in fully understanding and evaluating our reported financial results, and are areas in which our judgment in selecting an available alternative might produce a materially different result. There have been no significant changes to our critical accounting policies since December 31, 2012 other than described as follows:

Restructuring expenses. Restructuring charges will be recorded upon the approval of a formal management plan and included in the operating results of the period in which such plan is approved and any restructuring liabilities are incurred.  We expect restructuring expenses to consist primarily of severance related costs.  Severance related liabilities will be measured initially at the communication date based on the fair value of the liability as of the estimated termination date and recognized ratably over the required future service period.

To estimate severance related restructuring charges, we will make assumptions and estimates regarding, among other things, the number of employees that will be terminated and that will fulfill the required service period to earn the severance.  Changes to these assumptions and estimates could result in a material increase or reversal of the restructuring liabilities and related costs we record as we execute the restructuring plan.

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

We had cash, cash equivalents, and marketable securities of $34.1 million at March 31, 2013 compared to $34.9 million at December 31, 2012.

Cash used by operations was $277,000 for the first quarter of 2013. In the first quarter of 2012 cash provided by operations was $2.4 million. Cash provided by operations consists of net earnings plus non-cash expenses such as depreciation, amortization, deferred income taxes and changes in balance sheet items such as accounts receivable, inventories, prepaid expenses and payables. The decrease in cash from operations is primarily due to the decline in net earnings and an increase in accounts receivable. The increase in accounts receivable from December 31, 2012 is primarily a result of the timing within the quarter of sales and receipt of payments from customers.

Cash used by investing activities was $7.6 million for the first quarter of 2013, consisting primarily of net purchases of marketable securities.  For the first quarter of 2012, cash used by investing activities was $4.3 million consisting primarily of cash used for the acquisition of the Core customer base. We have not made and do not expect to make additional remaining earn-out payments for the acquisition of the Core customer base in 2013.  However, we may make additional earn-out payments, which could be material, depending upon the actual amount of revenue generated from the acquired customers during the earn-out period. Capital expenditures, net of the acquisition of the Core customer base in 2012, totaled $527,000 and $329,000 during the first quarter of 2013 and 2012, respectively.

For 2013, we expect our capital expenditures to be $2.0 to $2.5 million, exclusive of capital expenditures related to the restructuring of our vascular access manufacturing operations.   These capital expenditures in 2013 will be intended to support growth in the surgical products segment and maintain the brachytherapy segment. However, the timing and amounts of capital expenditures are subject to fluctuation depending upon opportunities we may identify. All capital expenditures will be funded from cash on hand.

Cash used by financing activities in the first quarter of 2012 included $834,000 of principal repayments on our outstanding borrowings in accordance with the terms of our credit facility.  No such payment was required in the first quarter of 2013.

On May 8, 2013, our Board of Directors approved a restructuring of our vascular access manufacturing operations.  During 2013 and 2014, cash will be required for the implementation of this restructuring, which will be funded from cash on hand.  See “Restructuring of Vascular Access Manufacturing Operations” above.

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

Credit Agreement

We have a Credit Agreement with a financial institution that provides for up to $40 million of borrowings under a revolving credit facility (the “Revolver”).  The Revolver matures on October 10, 2015 with interest on outstanding borrowings payable at the London Interbank Offered Rate (“LIBOR”) plus 1.75%. Our interest rate as of March 31, 2013 was 1.96%. The Revolver also provides for a $5 million sub-limit for trade and stand-by letters of credit. As of March 31, 2013, borrowings of $22.0 million were outstanding under the Revolver, and letters of credit totaling $946,000, representing decommission funding required by the Georgia Department of Natural Resources, were outstanding under the Credit Agreement.

The Credit Agreement is unsecured, but provides for a lien to be established on substantially all of our assets upon certain events of default. The Credit Agreement contains representations and warranties, as well as affirmative, reporting and negative covenants customary for financings of this type. Among other things, the Credit Agreement restricts the incurrence of certain additional debt and certain capital expenditures, and requires the maintenance of certain financial ratios, including a minimum fixed charge coverage ratio, a maximum senior liabilities to tangible net worth ratio, and the maintenance of minimum liquid assets of $10 million, as all such ratios and terms are defined in the Credit Agreement. We were in compliance with all covenants as of March 31, 2013.

Other Regulatory Developments

Significant reforms to the healthcare system were adopted in the form of the Patient Protection and Affordable Care Act (the “PPACA”). The PPACA includes provisions that, among other things, reduce and/or limit Medicare reimbursement to certain providers, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes. Specifically, the law requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on the U.S. sales of most medical devices beginning in 2013 as noted above in “Overview – Medical Device Tax”. The Medical Device Tax will have a material impact on our consolidated results of operations, cash flows, and financial condition. Other provisions of the PPACA, such as requirements relating to employee health insurance, can be expected to increase our operating costs.

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

Forward Looking and Cautionary Statements

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding the restructuring of our vascular access manufacturing operations, sales, marketing and distribution efforts, ordering patterns of customers, effects of healthcare reform, third-party reimbursement, CMS policy, sales mix, effectiveness and continuation of non-exclusive distribution agreements, anticipated growth in the surgical products business segment, the increasing scale of our surgical products business, future cost of sales and gross margins, R&D efforts and expenses, investment in additional personnel, infrastructure and capital assets, SG&A expenses, potential new products and opportunities, future results in general, plans and strategies for continuing diversification, valuation of marketable securities and cash equivalents we may hold, and the sufficiency of our liquidity and capital resources.

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

Because actual results are affected by these and other risks and uncertainties, we caution investors that actual results may differ materially from those expressed or implied. It is not possible to predict or identify all risks and uncertainties, but the most significant factors, in addition to those addressed above and those under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, that could adversely affect our business or cause the actual results to differ materially from those expressed or implied include, but are not limited to:
●
the ability to achieve manufacturing or administrative efficiencies, including gross margin benefits from our manufacturing processes and supply chain programs or in connection with the integration of acquired businesses;

●
the ability to implement the restructuring of our vascular access manufacturing operations within our costt estimates and timetable; realize the expected net savings from the restructuring; our ability to retain customers and market share during the restructuring period; and the ability of the independent suppliers to manufacture our products in accordance with our quality specifications and in the quantities we require;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The quantitative and qualitative disclosures about market risk are discussed in Item 7A in our 2012 Annual Report on Form 10-K. There have been no material changes in information since the information reported in the 10-K for the year ended December 31, 2012.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013, the end of the period covered by this report.

No changes in our internal control over financial reporting were identified as having occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to certain legal proceedings and claims in the ordinary course of business. We currently are not aware of any such legal proceedings or claims that we believe will have, individually or in aggregate, a material adverse effect on our business, financial condition, or operating results.

Item 1A. Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results, should be carefully considered. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

REGISTRANT:
THERAGENICS CORPORATION
Date: May 13, 2013	By:	/s/ M. Christine Jacobs
M. Christine Jacobs Chief Executive Officer

Date: May 13, 2013	By:	/s/ Francis J. Tarallo
Francis J. Tarallo Chief Financial Officer