Form 10-Q
period 2013-06-30
THERAGENICS CORP
filed 2013-08-13
CIK 795551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 6, 2013 the number of shares of $0.01 par value common stock outstanding was 31,222,728.

1

THERAGENICS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUE
Product sales	$19,625	$21,313	$38,837	$42,292
License and fee income	674	643	1,335	1,247
	20,299	21,956	40,172	43,539
COST OF SALES	12,530	13,942	25,378	26,916
GROSS PROFIT	7,769	8,014	14,794	16,623

OPERATING EXPENSES
Selling, general and administrative	6,141	5,378	11,819	11,279
Amortization of purchased intangibles	861	1,006	1,722	1,861
Research and development	272	312	552	589
Medical device excise tax	212	—	405	—
Restructuring	143	—	143	—
Loss on sale of equipment	9	3	5	3
	7,638	6,699	14,646	13,732
EARNINGS FROM OPERATIONS	131	1,315	148	2,891

OTHER INCOME (EXPENSE)
Interest income	24	36	51	74
Interest expense	(137)	(155)	(273)	(319)
Other	1	1	1	2
	(112)	(118)	(221)	(243)
EARNINGS (LOSS) BEFORE INCOME TAXES	19	1,197	(73)	2,648
Income tax expense (benefit)	34	359	(24)	876

NET EARNINGS (LOSS)	$(15)	$838	$(49)	$1,772

EARNINGS PER SHARE:
Basic	$0.00	$0.02	$0.00	$0.05
Diluted	$0.00	$0.02	$0.00	$0.05
WEIGHTED AVERAGE SHARES:
Basic	29,277	33,655	29,172	33,594
Diluted	29,277	34,204	29,172	34,099

COMPREHENSIVE EARNINGS (LOSS)
Net earnings (loss)	$(15)	$838	$(49)	$1,772
Other comprehensive earnings (loss), net of taxes
Reclassification adjustment for gain included in
net earnings	—	(1)	—	(1)
Unrealized gain (loss) on securities arising during the period	(22)	48	(22)	48
Total other comprehensive earnings (loss)	(22)	47	(22)	47
Total comprehensive earnings (loss)	$(37)	$885	$(71)	$1,819

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)
	June 30, 2013 (Unaudited)	December 31, 2012
ASSETS CURRENT ASSETS
Cash and cash equivalents	$16,852	$23,589
Marketable securities	20,319	11,319
Trade accounts receivable, less allowance of $491 in 2013 and $592 in 2012	10,284	8,946
Inventories	14,963	15,382
Deferred income tax asset	997	1,008
Refundable income taxes	—	290
Prepaid expenses and other current assets	847	1,014
TOTAL CURRENT ASSETS	64,262	61,548

Property and equipment, net	31,785	32,370
Intangible assets, net	9,230	11,020
Deferred income tax asset – long-term	1,426	717
Other assets	70	70

TOTAL ASSETS	$106,773	$105,725

LIABILITIES & SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,932	$1,622
Accrued salaries, wages and payroll taxes	2,432	2,929
Income taxes payable	91	—
Other current liabilities	1,615	1,020
TOTAL CURRENT LIABILITIES	6,070	5,571

Long-term borrowings	22,000	22,000
Asset retirement obligations	904	871
Other long-term liabilities	274	356
TOTAL LIABILITIES	29,248	28,798

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, authorized 100,000 shares of $0.01 par value, issued 35,974 in 2013 and 34,829 in 2012	360	348
Additional paid-in capital	76,365	75,708
Retained earnings	11,183	11,232
Accumulated other comprehensive gain (loss)	(1)	21
Common stock in treasury, at cost – 4,762 shares	(10,382)	(10,382)
TOTAL SHAREHOLDERS’ EQUITY	77,525	76,927

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$106,773	$105,725

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(49)	$1,772
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	3,978	4,120
Deferred income taxes	(698)	(714)
Provision for allowances	181	59
Share-based compensation	636	439
Change in fair value of interest rate swaps	—	(57)
Decommissioning retirement liability	33	32
Loss on sale of equipment	5	3
Gain on sale of marketable securities	—	(1)
Changes in assets and liabilities:
Trade accounts receivable	(1,289)	(546)
Inventories	189	(456)
Prepaid expenses and other current assets	167	(147)
Accounts payable	310	195
Accrued salaries, wages and payroll taxes	(497)	(451)
Refundable income taxes net of income taxes payable	381	461
Other current liabilities	523	(60)
Other	(82)	286
Net cash provided by operating activities	3,788	4,935

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and construction of property and equipment	(1,480)	(982)
Cash paid for acquisition of Core Oncology customer base	—	(4,755)
Proceeds from sale of property and equipment	12	—
Purchases of marketable securities	(15,827)	(3,271)
Maturities of marketable securities	6,627	4,079
Proceeds from sales of marketable securities	110	189
Net cash used by investing activities	(10,558)	(4,740)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of borrowings	—	(1,667)
Employee stock purchase plan	33	36
Net cash provided by (used in) financing activities	33	(1,631)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(6,737)	$(1,436)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,589	29,553
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,852	$28,117

SUPPLEMENTARY CASH FLOW DISCLOSURE:
Interest paid	$233	$361
Income taxes paid	$317	$1,128

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired from the Core transaction	$—	$4,582
Liability for property and equipment acquired	$72	$36

The accompanying notes are an integral part of these statements.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
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

NOTE B – RESTRUCTURING

On May 8, 2013, our Board of Directors approved a restructuring of our vascular access manufacturing operations.  This restructuring primarily includes our introducer and guidewire products produced under our Galt brand and produced for our OEM and distributor customers.  We intend to retain the Galt brand and the full line of Galt labeled products, private label products, and bulk non-sterile products currently being produced at our Garland, Texas facility.

Commencing in the second quarter of 2013, we started the process of transferring a portion of our vascular access manufacturing to independent suppliers located in Latin America and a small portion of our current production to our specialty needle manufacturing facility located in North Attleboro, Massachusetts.  By the end of 2014, we expect this transition to be completed and our manufacturing plant located in Garland, Texas to be closed (May 2013 through December 2014 is referred to as the “Restructuring Period”).  With the exception of certain sales, marketing, planning and customer service positions, all jobs currently located at our Garland, Texas facility will be eliminated during the Restructuring Period.  All affected employees will be provided with one-time termination benefits which will be recorded over the required remaining service period.

We believe the offshore outsourcing of our vascular access manufacturing will significantly reduce our costs, allowing us to remain competitive in a highly competitive medical device industry.  We expect this outsourcing will also allow us to better respond to our customers’ needs and macroeconomic issues such as increased regulation, new taxes and decreased demand across the medical device industry.  We expect to continue to invest and expand our product offerings in this business.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(unaudited)

The following table summarizes the amounts related to our restructuring activities, which are recorded in our surgical products segments as “Restructuring expenses” in our condensed consolidated statements of comprehensive earnings (loss) (in thousands):

	Total Amount Expected to be Incurred	Amount Incurred Three Months Ended June 30, 2013	Amount Incurred Six Months Ended June 30, 2013
Severance costs	$1,455	$143	$143
Contract termination costs	238	—	—
Other exit costs	91	—	—
	$1,784	$143	$143

A reconciliation of the recorded liabilities associated with our restructuring follows (in thousands):

	Severance Costs	Contract Termination Costs	Other Exit Costs	Total
Balance as of January 1, 2013	$—	$—	$—	$—
Restructuring expenses	143	—	—	143
Balance as of June 30, 2013	$143	$—	$—	$143

As presented in our Condensed Consolidated Balance Sheets:	June 30, 2013	December 31, 2012
Accrued salaries, wages and payroll taxes	$39	$—
Other long-term liabilities	104	—
	$143	—

In addition to the restructuring expenses above, we also incurred operational transition expenses related to the restructuring, such as training and duplicate labor to transition the Galt operations to Latin America and/or our NeedleTech facility.   For the three and six months ended June 30, 2013, we incurred $157,000 and $250,000, respectively, of operational transition expenses in our surgical products segment as “Selling, general and administrative” expenses.

This restructuring plan is expected to be implemented through December 2014.  Expected incremental expenses and capital expenditures are as follows:
●
Incremental expenses of $3.7 to $4.1 million, consisting primarily of severance related restructuring expenses and operational transition expenses.  The operations at our Garland, Texas plant are scheduled to be transitioned out through December 2014 and, accordingly, these incremental expenses related to the restructuring will be recorded over the Restructuring Period. No significant non-cash charges are expected to be recorded related to this restructuring.

●
Capital expenditures of approximately $2.5 to $2.7 million.  We plan to purchase and own this new capital equipment located in Latin America at our independent suppliers’ facilities. We also plan to transfer the existing equipment from our Garland, Texas facility to our independent suppliers and to our facility in North Attleboro, Massachusetts.

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

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(unaudited)

The total purchase price for the acquired assets is equal to one times the actual revenue generated from the acquired customers over the twelve-month period from September 2012 to August 2013 (the “Earn-Out Period”), in excess of a $2.5 million threshold amount.  We paid $5.3 million (including transaction costs) through June 30, 2013 for this transaction, primarily consisting of prepayment of a portion of the earn-out at closing in February 2012 plus subsequent earn-out payments.   Quarterly earn-out payments based on actual revenue recognized from the acquired customers are due through August 2013; however, based on our current estimates, we do not expect to make any additional earn-out payments. No such earn-out payments were made in the first six months of 2013.

NOTE D – FINANCIAL INSTRUMENTS AND FAIR VALUE

Financial Instruments

We are exposed to certain risks relating to our ongoing business operations. Prior to June 1, 2012 when our interest rate swaps expired, we managed our interest rate risk using interest rate swaps associated with outstanding borrowings under our credit agreement since our interest rates were floating rates based on LIBOR.  Our interest rate swaps were intended to convert a portion of our floating rate debt to a fixed rate.  We did not use interest rate swaps for speculative or trading purposes.  Since June 1, 2012, we have held no interest rate swaps or other derivative financial instruments.  Our interest rate swaps were recorded as either assets or liabilities at fair value on our consolidated balance sheets.  We entered into interest rate swaps that were designed to hedge our interest rate risk but are not designated as “hedging instruments”, as defined under guidance issued by the Financial Accounting Standards Board (“FASB”).  Changes in the fair value of these instruments were recognized as interest expense on our condensed consolidated statement of comprehensive earnings (loss).

A roll forward of the notional amounts of our interest rate swaps is as follows (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance, beginning of the period	$—	$6,833	$—	$7,667
New contracts	—	—	—	—
Matured contracts	—	(6,833)	—	(7,667)
Balance, end of the period	$—	$—	$—	$—

The following table includes information about gains and losses recognized on our interest rate swaps (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,		Location of Loss (Gain)
	2013	2012	2013	2012	Recognized in Income
Periodic settlements	$—	$29	$—	$60	Interest expense
Change in fair value	$—	$(29)	$—	$(57)	Interest expense

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

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(unaudited)

We had the following assets measured at fair value on a recurring basis subject to disclosure requirements (in thousands):

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2013
Money market funds	$472	$—	$—	$472
Marketable securities	20,319	—	—	20,319
Total assets	$20,791	$—	$—	$20,791

December 31, 2012
Money market funds	$477	$—	$—	$477
Marketable securities	11,319	—	—	11,319
Total assets	$11,796	$—	$—	$11,796

Financial Instruments Not Measured at Fair Value

Our financial instruments not measured at fair value consist of cash and cash equivalents, accounts receivable, and accounts payable, the carrying value of each approximating fair value due to the nature of these accounts. Our financial instruments not measured at fair value also include borrowings under our credit agreement.  We estimate the fair value of outstanding borrowings under our credit agreement based on the current market rates applicable to borrowers with credit profiles similar to us.  We estimate that the carrying value of our borrowings approximates fair value at June 30, 2013.

Other Fair Value Measurements

There were no nonfinancial assets or nonfinancial liabilities measured at fair value at June 30, 2013 or December 31, 2012.

NOTE E - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. Market is replacement cost or net realizable value. We estimate reserves for inventory obsolescence based on our judgment of future realization. Inventories were comprised of the following (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$6,402	$6,806
Work in process	3,974	4,024
Finished goods	4,637	4,344
Spare parts and supplies	928	956
	15,941	16,130
Allowance for obsolete inventory	(978)	(748)
Inventories, net	$14,963	$15,382

NOTE F – INCOME TAXES

Our income tax rate includes federal and states income taxes.  For the three months ended June 30, 2013 our income tax expense was $34,000, a rate of 179%.   This is higher than taxes computed at the statutory rates because of a $28,000 increase in the deferred tax asset valuation allowance.  Our income tax rate for the first half of 2013 was 33%.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(unaudited)

NOTE G - SHARE-BASED COMPENSATION

Restricted Stock

A summary of activity in non-vested restricted stock awards during the first six months of 2013 follows (shares in thousands):
	Shares	Weighted average grant date fair value
Non-vested at January 1, 2013	1,126	$1.57
Granted	1,120	1.53
Vested	(343)	1.55
Forfeited	—	—
Non-vested at June 30, 2013	1,903	$1.55

Fair value of restricted shares granted to employees and directors is based on the fair value of the underlying common stock at the grant date. Compensation expense related to restricted stock totaled approximately $331,000 and $573,000 for the three and six months ended June 30, 2013, respectively, and $193,000 and $315,000 for the three and six months ended June 30, 2012, respectively. As of June 30, 2013, there was approximately $2,027,000 of unrecognized compensation cost related to the restricted shares, which is expected to be recognized over a weighted average period of 2.1 years. The total fair value of restricted stock vested was approximately $554,000 and $303,000 for the six months ended June 30, 2013 and 2012, respectively.

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

Major Customers

Sales to Bard under the Bard Agreement represented approximately 24% of total brachytherapy seed segment revenue for both the three and six months ended June 30, 2013 and 23% and 26% of total brachytherapy seed segment revenue for the three and six months ended June 30, 2012, respectively. Our surgical products segment also sells to Bard. Total consolidated sales to Bard, including sales in our brachytherapy seed segment and our surgical products segment, were less than 10% of consolidated revenue for the three and six months ended June 30, 2012 and 2013.

Accounts receivable from Bard represented approximately 20% of brachytherapy accounts receivable at June 30, 2013 and approximately 16% of brachytherapy accounts receivable at December 31, 2012.

One surgical products customer represented 14% and 11% of total surgical products segment revenue for the three and six months ended June 30, 2013, respectively, and 10% of consolidated revenue for the second quarter of 2013. This customer also represented 17% of surgical products accounts receivable and 11% of consolidated accounts receivable at June 30, 2013.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
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

The following tables provide certain information for these segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Surgical products	$14,680	$15,922	$29,163	$31,416
Brachytherapy seed	5,975	6,315	11,694	12,635
Intersegment eliminations	(356)	(281)	(685)	(512)
	$20,299	$21,956	$40,172	$43,539
Earnings (loss) from operations
Surgical products	$(31)	$588	$(366)	$787
Brachytherapy seed	874	747	1,273	2,127
Transaction expenses	(716)	—	(716)	—
Intersegment eliminations	4	(20)	(43)	(23)
	$131	$1,315	$148	$2,891
Capital expenditures, excluding asset acquisition
Surgical products	$821	$411	$1,233	$683
Brachytherapy seed	132	242	247	299
	$953	$653	$1,480	$982
Depreciation and amortization
Surgical products	$1,207	$1,214	$2,443	$2,443
Brachytherapy seed	767	923	1,535	1,677
	$1,974	$2,137	$3,978	$4,120

We evaluate business segment performance based on segment revenue and segment earnings (loss) from operations. Transaction expenses incurred in connection with the Agreement and Plan of Merger (the “Merger Agreement”) executed with Juniper Acquisition Corporation (“Juniper”) on August 2, 2013 are not allocated to earnings (loss) from operations by segment. See Note L. In addition, earnings (loss) from operations by segment do not include interest expense, interest income, other income and expense, or provisions for income taxes. Intersegment eliminations are for surgical products segment sales transactions. Corporate expenses before transaction expenses are allocated based upon the relative revenue for each segment.

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(unaudited)

Supplemental information related to significant assets follows (in thousands):

	June 30, 2013	December 31, 2012
Identifiable assets
Surgical products	$70,284	$70,361
Brachytherapy seed	62,243	62,474
Corporate investment in subsidiaries	111,439	111,439
Intersegment eliminations	(137,193)	(138,549)
	$106,773	$105,725
Intangible assets
Surgical products	$5,272	$6,644
Brachytherapy seed	3,958	4,376
	$9,230	$11,020

Information regarding revenue by geographic regions follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Product sales
United States	$16,626	$17,876	$32,638	$36,824
Europe	1,956	2,285	4,159	3,794
Other foreign countries	1,043	1,152	2,040	1,674
	19,625	21,313	38,837	42,292

License and fee income
United States	276	258	544	505
Canada	398	385	791	742
	674	643	1,335	1,247
	$20,299	$21,956	$40,172	$43,539

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

THERAGENICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(unaudited)

NOTE J – EARNINGS PER SHARE

Basic earnings per share represents net earnings (loss) divided by the weighted average shares outstanding. Diluted earnings per share represents net earnings (loss) divided by weighted average shares outstanding adjusted for the incremental dilution of outstanding stock options and awards. A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution for the periods presented follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012

Net earnings (loss)	$(15)	$838	$(49)	$1,772

Weighted average common shares outstanding	29,277	33,655	29,172	33,594
Incremental common shares issuable under stock options and awards	—	549	—	505
Weighted average common shares outstanding assuming dilution	29,277	34,204	29,172	34,099
Earnings per share
Basic	$0.00	$0.02	$0.00	$0.05
Diluted	$0.00	$0.02	$0.00	$0.05

Diluted earnings per share does not include the effect of certain stock options and awards as their impact would be anti-dilutive. For both the three and six months ended June 30, 2013, approximately 3,227,000 stock options and awards were not included in the diluted earnings per share calculation because their effect is antidilutive. Approximately 978,000 stock options and awards for both the three and six months ended June 30, 2012 were not included in the diluted earnings per share calculation because their effect is antidilutive

NOTE K – CONTINGENCIES

Litigation and claims

On August 9, 2013, separate lawsuits styled as class actions were filed in Georgia and Delaware against the Company, its directors, Juniper Investment Company, LLC, and Juniper Acquisition Corporation. Both lawsuits allege that the Company’s Board of Directors breached its fiduciary responsibilities in connection with the merger agreement between the Company and Juniper Acquisition Corporation (see Note L), and that the acquisition price of $2.20 per share in cash is unfair to shareholders. The lawsuits seek to enjoin taking steps to proceed with the proposed merger, and seek other equitable relief and unspecified monetary damages. The Company believes these allegations to be without merit and intends to vigorously defend itself. However, at the present time we are unable to determine or predict the ultimate outcome of this litigation.

Additionally, from time to time we may be a party to claims that arise in the ordinary course of business, none of which, in our view, is expected to have a material adverse effect on our consolidated financial position or results of operations.

NOTE L – MERGER AGREEMENT

On August 2, 2013, we executed an Agreement and Plan of Merger (the “Merger Agreement”) with Juniper Acquisition Corporation (“Juniper”). The Merger Agreement provides for Juniper to acquire all of our outstanding common stock for $2.20 per share in cash, subject to the terms and conditions of the Merger Agreement. The consummation of the merger contemplated by the Merge Agreement is subject to stockholder approval and customary closing conditions.
14

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

Merger Agreement

On August 2, 2013, we executed an Agreement and Plan of Merger (the “Merger Agreement”) with Juniper Acquisition Corporation (“Juniper”).  The Merger Agreement provides for Juniper to acquire all of our outstanding common stock for $2.20 per share in cash, subject to the terms and conditions of the Merger Agreement. The consummation of the merger contemplated by the Merger Agreement is subject to stockholder approval and customary closing conditions.

Restructuring of Vascular Access Manufacturing Operations

On May 8, 2013, our Board of Directors approved a restructuring of our vascular access manufacturing operations.  This restructuring primarily includes our introducer and guidewire products produced under our Galt brand and produced for our OEM and distributor customers.  We intend to retain the Galt brand and the full line of Galt labeled products, private label products, and bulk non-sterile products currently being produced at our Garland, Texas facility.

Commencing in the second quarter of 2013, we started the process of transferring a portion of our vascular access manufacturing to independent suppliers located in Latin America and a small portion of our current production to our specialty needle manufacturing facility located in North Attleboro, Massachusetts.  By the end of 2014, we expect this transition to be completed and our manufacturing plant located in Garland, Texas to be closed (May 2013 through December 2014 is referred to as the “Restructuring Period”). With the exception of certain sales, marketing, planning and customer service positions, all jobs currently located at our Garland, Texas facility will be eliminated during the Restructuring Period.  All affected employees will be provided with one-time termination benefits which will be recorded over the required remaining service period.

We believe the offshore outsourcing of our vascular access manufacturing will significantly reduce our costs, allowing us to remain competitive in a highly competitive medical device industry.  This outsourcing will also allow us to better respond to our customers’ needs and macroeconomic issues such as increased regulation, new taxes and decreased demand across the medical device industry.  We expect to continue to invest and expand our product offerings in this business.

We incurred $143,000 of restructuring expenses during the three months and six months ended June 30, 2013, consisting primarily of severance related expenses.  In addition to these restructuring expenses, we also incurred operational transition expenses related to the restructuring, such as training and duplicate labor to transition the Galt operations to Latin America and/or our NeedleTech facility.   For the three and six months ended June 30, 2013, we incurred $157,000 and $250,000, respectively, of operational transition expenses in our surgical products segment as “Selling, general and administrative” expenses.

This restructuring plan is expected to be implemented through December 2014. Expected incremental expenses, capital expenditures and savings are as follows:
●
Incremental expenses of $3.7 to $4.1 million, consisting primarily of severance related restructuring expenses and operational transition expenses.  The operations at our Garland, Texas plant are scheduled to be transitioned out through December 2014 and, accordingly, these incremental expenses related to the restructuring will be recorded over the Restructuring Period. No significant non-cash charges are expected to be recorded related to this restructuring.

●
Capital expenditures of approximately $2.5 to $2.7 million.  We plan to purchase and own this new capital equipment located in Latin America at our independent suppliers’ facilities. We also plan to transfer the existing equipment from our Garland, Texas facility to our independent suppliers and to our facility in North Attleboro, Massachusetts.

●	Subsequent to completion of the restructuring in 2014, our net operating savings are expected to be $3.3 to $3.6 million annually.
●
As noted above, expenses related to the restructuring will be incurred in 2013 and 2014. However, we also expect some cost reductions as the restructuring is implemented.  We expect cost savings totaling approximately $2.3 to $2.6 million during 2013 and 2014.

Our estimated and expected incremental expenses related to the restructuring, capital expenditures and net savings are significant estimates.  These estimates are subject to change and actual results may be materially different.

New International Brachytherapy Distributor

In July 2013, we signed a brachytherapy supply and reseller agreement with Accelyon Limited.  Under the three year agreement, we will supply our AgX100® brachytherapy seed product to Accelyon, who will provide for the loading and packaging of the seeds into prescription loaded needles, custom strands and other configurations. Accelyon will distribute the finished products in the European Union, Australia and New Zealand.  We expect annual revenue of up to $1 million from this agreement in its second year.

Medical Device Tax

Significant reforms to the U.S. healthcare system were adopted in the form of the Patient Protection and Affordable Care Act of 2010 (the “PPACA”). See our discussion below under “Other Regulatory Developments”. The PPACA requires us to, among other things, pay a 2.3% excise tax on certain U.S. medical device sales beginning in 2013. We recorded medical device excise tax expense of $212,000 and $405,000 for the three and six months ended June 30, 2013, respectively.  Some commentators have suggested that medical device companies can expect to experience an increase in the usage of their products beginning in 2014 as the PPACA expands healthcare coverage in the United States.  However, many of our products are typically used for the treatment of patients who are currently covered under Medicare.  Accordingly, we do not expect to experience a material increase in sales as a result of this provision of the PPACA.

Results of Operations

Revenue

Following is a summary of revenue by segment (in thousands):
	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change ($)	2013	2012	Change ($)
Revenues by segment:
Surgical products
Product sales	$14,654	$15,885	$(1,231)	$29,119	$31,368	$(2,249)
License and fee income	26	37	(11)	44	48	(4)
Total surgical products	14,680	15,922	(1,242)	29,163	31,416	(2,253)

Brachytherapy seed
Product sales	5,327	5,709	(382)	10,403	11,436	(1,033)
License and fee income	648	606	42	1,291	1,199	92
Total brachytherapy seed	5,975	6,315	(340)	11,694	12,635	(941)

Intersegment eliminations	(356)	(281)	(75)	(685)	(512)	(173)

Consolidated
Product sales	19,625	21,313	(1,688)	38,837	42,292	(3,455)
License and fee income	674	643	31	1,335	1,247	88
Total consolidated	$20,299	$21,956	$(1,657)	$40,172	$43,539	$(3,367)

Surgical Products Segment

Revenue in our surgical products business decreased 8% and 7% for the three and six months ended June 30, 2013, respectively, compared to the 2012 periods.   It has been reported that the medical device industry experienced sluggish demand in the first half of 2013, a result in part of overall declining procedures and a trend of fewer patient visits to physicians.  We believe this industry trend has affected our customers and, in turn, demand for our products.  We were also affected in the first half of the year by pricing pressure, as well as customers either outsourcing production offshore or producing products internally in an effort to reduce costs. We expect this variability and unpredictable customer behavior to continue through 2013.

In July 2013, we were notified by a customer that it would discontinue purchasing our wound closure products after we fulfilled all current open orders for them. Accordingly, we expect sales to this customer to begin to decline during the third quarter of 2013 and to be eliminated by fourth quarter of 2013.  We believe that the loss of this customer is a result of increased pricing competition for wound closure products. Sales to this customer were $840,000 in the second quarter and $1.8 million for the first half of 2013.  In 2012, sales to this customer were $3.7 million.

Open orders in our surgical products segment were $13.3 million on June 30, 2013 compared to $12.5 million at December 31, 2012. Open orders represent firm orders from customers for future delivery.  Open orders are not guaranteed shipments, and they are subject to cancellation or delay.  Backlog in our surgical products business was $327,000 at June 30, 2013 and $411,000 at December 31, 2012.  Backlog represents orders included in open orders on which we have missed promised shipment dates.  We expect our open orders and backlog to continue to vary based on changes in ordering patterns of our larger customers, changes in customer behavior and changes in availability of raw materials.

We had one customer that comprised 10% or more of surgical product segment revenue for the three and six months ended June 30, 2013, totaling 14% and 11%, respectively, of such revenue. This same customer represented 10% of consolidated revenue for the second quarter of 2013.

We announced the launch of three new product lines during the first half of 2013.  We launched the Synergy™ peripherally inserted central catheter (PICC) product and our line of TorxTM transitionless guidewires for the vascular access market. We also launched our “PLUS” line of antibacterial sutures for the veterinary market. While sales of these new products are not expected to be material in 2013, each of these new products is expected to provide our surgical products business with access to new markets and new customers.  These new products are generally expected to carry a higher gross profit margin than we are currently realizing in our surgical products business.

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

Our brachytherapy product sales decreased 7% and 9% for the three and six months ended June 30, 2013, respectively, from the comparable 2012 periods.  In May 2012, the U.S. Preventive Services Task Force recommended against routine PSA screenings for healthy men without symptoms.  We believe this recommendation has led to a decline in PSA screening.  In addition, we believe there has been an increase in “active surveillance”, a practice where no immediate medical treatment is provided; but the physician and patient closely monitor the patient’s cancer for signs that the cancer is growing.  We believe that declines in PSA screenings has led to a decline in the number of men diagnosed with prostate cancer.  Both a decline in the number of PSA screenings and an increase in the proportion of men diagnosed with prostate cancer but not seeking immediate medical treatment would in turn lead to a decline in the number of procedures to treat prostate cancer, including brachytherapy procedures.  Partially offsetting the overall decline in revenue was incremental sales of $435,000 to the acquired Core customers (in the first quarter of 2013 only) and revenue from our new Oncura custom loading agreement.

During the second quarter of 2013, a competitor in the brachytherapy industry voluntarily withdrew its own brachytherapy products from the market following the receipt of a warning letter from the FDA. This company, Biocompatibles, is a TheraSeed® distributor. As a result of the withdrawal of the products manufactured by Biocompatibles from the market, we believe we realized sales of approximately $200,000 in the second quarter of 2013. This includes sales of both our TheraSeed® and AgX100® products to the affected customers of Biocompatibles. We do not know if or when Biocompatibles may return their products to the market and, if they do, whether we will be able to retain this incremental revenue.

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

We have non-exclusive distribution agreements in place for the distribution of our TheraSeed® device.  Under our TheraSeed® distribution agreements, we are the exclusive palladium-103 seed supplier for the treatment of prostate cancer for each distributor, and each distributor has the non-exclusive right to sell TheraSeed® in the U.S. and Canada.  Certain agreements also provide distributors with the right to distribute TheraSeed® for the treatment of solid localized tumors other than in the prostate and with rights to distribute to certain locations outside of North America.  Such applications (non-prostate and outside of North America) have not been material and are not expected to become material in the near future. Our principal non-exclusive distribution agreement is with C.R. Bard (“Bard”).  Our agreement with Bard provides for automatic one year extensions of the term, unless either party gives notice of its intent not to renew at least twelve months prior to the end of the current term. The current term expires December 31, 2014 and will be automatically extended for one additional year unless either party gives notice of its intent not to extend by December 31, 2013. Sales to Bard under the Bard Agreement represented approximately 24% of total brachytherapy seed segment revenue for both the three and six months ended June 30, 2013 and 23% and 26% of total brachytherapy seed segment revenue for the three and six months ended June 30, 2012, respectively.

In addition to Bard, we also currently have other non-exclusive distributors for our TheraSeed® and AgX100® devices.  We may pursue additional distribution agreements in an effort to increase market share.  We may also have opportunities to enter certain markets outside of the United States with our AgX100® device, such as the new international brachytherapy distributor noted above.

On an annual basis, the Center for Medicare and Medicaid Services (“CMS”) establishes and fixes the per seed rate at which Medicare reimburses hospitals for the purchase of brachytherapy seeds. CMS reimbursement policies have led to pricing pressure from hospitals and other healthcare providers and have had an adverse effect on our brachytherapy revenue.  In July 2013, CMS announced its proposed rates for 2014, which include:  an 11% increase for non-stranded Pd-103 seeds; 12% increase for non-stranded I-125 seeds; 8% decrease for stranded Pd-103 seeds and; 3% decrease for stranded I-125 seeds. We believe our brachytherapy revenue may continue to be adversely affected by CMS’ reimbursement policies for brachytherapy seeds and favorable CMS reimbursement rates enjoyed by alternative, less proven technologies for early stage prostate cancer treatment.

License fees in our brachytherapy segment increased 7% and 8% for the three and six months ended June 30, 2013, respectively, over the comparable 2012 periods. License fees include fees from the licensing of our TheraSphere® product, a medical device used for the treatment of liver cancer.  License fees also include fees related to the licensing of certain intellectual property related to an expandable brachytherapy delivery system for breast brachytherapy that we developed. This agreement, which was executed in May 2008, provides for a minimal non-refundable initial license fee and non-refundable, continuing royalties based upon sales and subject to certain minimums.

Operating income (loss) and costs and expenses

Following is a summary of operating income (loss) by segment (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change ($)	2013	2012	Change ($)

Surgical products	$(31)	$588	$(619)	$(366)	$787	$(1,153)
Brachytherapy seed	874	747	127	1,273	2,127	(854)
Transaction expenses	(716)	—	(716)	(716)	—	(716)
Intersegment eliminations	4	(20)	24	(43)	(23)	(20)

Consolidated	$131	$1,315	$(1,184)	$148	$2,891	$(2,743)

Surgical Products Segment

In the second quarter of 2013, we incurred a $31,000 operating loss in our surgical products segment compared to $588,000 of operating income in the second quarter of 2012.  For the first half of 2013, we had a $366,000 operating loss compared to $787,000 of operating income the first half of 2012. Our gross profit margins on sales were 35% and 34% for the three and six months ended June 30, 2013, respectively, compared to 34% for both the three and six months ended June 30, 2012. Gross margins were affected by sales volumes to cover the fixed portion of our manufacturing expenses, promotional rebates offered to our customers, and by our sales channel mix. We sell our surgical products primarily to OEM’s and to a network of distributors with sales to OEM’s typically carrying a lower gross profit margin than sales to dealers. Over time, we plan to increase margins by integrating and outsourcing manufacturing processes, improving efficiencies and introducing newer and higher margin products, such as the new product lines launched thus far in 2013 discussed in “Revenue – Surgical Products Segment” above.  In May 2013 we announced the restructuring of our vascular access manufacturing operations. This restructuring is intended to significantly reduce our manufacturing costs. See “Restructuring of Vascular Access Manufacturing Operations” above.

Affecting the comparability of our surgical operating results were certain expenses that were incurred in 2013 but not in 2012 as follows (in thousands):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013

Medical device tax (a)	$137	$272
Restructuring expenses (b)	143	143
Operational transition expenses (c)	157	250
Non-restructuring related severance (d)	204	204

(a)	2.3% medical device excise tax imposed upon certain sales of taxable medical devices starting January 1, 2013.
(b)	Restructuring expenses, severance related, associated with the closing of the Galt Medical facility in Garland, Texas.
(c)	Operational expenses, such as training and duplicate labor, to transition the Galt operations to Latin America and/or our NeedleTech facility.
(d)	Severance expenses not related to the restructuring.

Research and development (“R&D”) expenses decreased $40,000 and $37,000 for the three and six months ended June 30, 2013, respectively, from the comparable 2012 periods.  Our R&D program is intended to focus on product extensions, next generation products, and new products that are complementary to our current product lines and that support our customers’ product lines.  Our R&D program is directed toward products eligible for 510(k) clearance by the FDA that have an established market and not on products that require lengthy and expensive clinical trials. Looking forward, our quarterly results are expected to be affected by the timing of these investments. We recently introduced three new product lines. See our discussion under “Revenue - Surgical Products Segment” above.

Looking forward, we expect a number of items to continue to affect the profitability in our surgical products business including, among other things:
●
incremental expenses and capital expenditures related to the restructuring of our vascular access manufacturing operations, cost reductions and improvements to profitability resulting from the restructuring, and timing of the restructuring,

●	ordering patterns of our larger OEM and distributor customers,
●	ability to replace lost customers,
●	costs incurred to address significant changes in demand,
●	continued investments in infrastructure, R&D, products, and companies as we make investments to support anticipated future growth and to develop products to address growth opportunities,
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

Brachytherapy Seed Segment

Operating income in our brachytherapy business increased $127,000 in the second quarter of 2013 compared to the second quarter of 2012. For the first half of 2013, operating income was $1.3 million in 2013 compared to $2.1 million in 2012. Sales of TheraSeed® decreased $618,000 and $1.9 million for the three and six months ended June 30, 2013, respectively, from the comparable 2012 periods.  Manufacturing expenses related to our TheraSeed® palladium-103 based device tend to be fixed in nature and, accordingly, these declines in revenue had a significant effect on operating income. Operating income in our brachytherapy seed business is expected to continue to be highly dependent on sales levels due to the high fixed cost component of our manufacturing operations.  Revenue from the acquired Core customers and the Oncura custom loading agreement partially offset the decline in TheraSeed® sales and contributed to operating income in 2013, though margins on iodine-125 based devices and custom loading are lower than our TheraSeed® devices. Also affecting the 2013 results were $75,000 and $133,000 of expense for the medical device tax for the three and six months ended June 30, 2013, respectively.

Transaction Expenses

We incurred $716,000 of transaction expenses in the second quarter of 2013 related to the Merger Agreement with Juniper which we executed on August 2, 2013.  The Merger Agreement provides for Juniper to acquire all of our outstanding common stock for $2.20 per share in cash, subject to the terms and conditions of the Merger Agreement. The consummation of the merger contemplated by the Merge Agreement is subject to stockholder approval and customary closing conditions. Accordingly, we expect to incur additional transaction expenses related to this process.

Other income/expense

A summary of our interest expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest paid or accrued, including loan fees	$137	$193	$273	$393
Fair value adjustment	—	(29)	—	(57)
Interest capitalized	—	(9)	—	(17)
Total interest expense	$137	$155	$273	$319

Interest expense paid or accrued, including loan fees, is related to our effective interest rates and the level of our outstanding borrowings under our credit facility.  Fair value adjustments were related to our interest rate swaps.  Such fair value adjustments were unrealized gains reflecting the period to period changes in the estimated fair value of our swaps.  Interest capitalized related to the development of our ERP system, which was completed in August 2012.  The effective interest rate under our credit agreement was 1.95% at June 30, 2013.

Income tax expense

Our income tax rate includes federal and state income taxes.  For the three months ended June 30, 2013, our income tax expense was $34,000, a rate of 179%. This rate is higher than taxes computed at the statutory rates because of a $28,000 increase in the deferred tax asset valuation allowance.  Our income tax rate for the first half of 2013 was 33%.

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

Restructuring expenses. Restructuring charges are recorded upon the approval of a formal management plan and included in the operating results of the period in which such plan is approved and any restructuring liabilities are incurred.  We expect restructuring expenses to consist primarily of severance related costs.  Severance related liabilities are measured initially at the communication date based on the fair value of the liability as of the estimated termination date and recognized ratably over the required future service period.

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

We had cash, cash equivalents, and marketable securities of $37.2 million at June 30, 2013 compared to $34.9 million at December 31, 2012.

Cash provided by operations was $3.8 million and $4.9 million during the first six months of 2013 and 2012, respectively. Cash provided by operations consists of net earnings (loss) plus non-cash expenses such as depreciation, amortization, deferred income taxes and changes in balance sheet items such as accounts receivable, inventories, prepaid expenses and payables.  The decrease in cash from operations is primarily due to the net loss and an increase in trade accounts receivable. The increase in accounts receivable from December 31, 2012 is primarily a result of higher sales in the second quarter of 2013 versus the fourth quarter of 2012.

Cash used by investing activities was $10.6 million during the first six months of 2013, consisting primarily of net purchases of marketable securities.  For the first six months of 2012, cash used by investing activities was $4.7 million consisting primarily of cash used for the acquisition of the Core customer base.  We have not made and do not expect to make additional remaining earn-out payments for the acquisition of the Core customer base in 2013.  However, we may make additional earn-out payments, which could be material, depending upon the actual amount of revenue generated from the acquired customers during the earn-out period.

Capital expenditures totaled $1.5 million during the first six months of 2013, which include $321,000 of capital expenditures related to our restructuring.  Capital expenditures during the first half of 2012 were $982,000 net of the acquisition of the Core customer base. For 2013, we expect our capital expenditures to be $2.0 to $2.5 million, exclusive of capital expenditures related to the restructuring of our vascular access manufacturing operations.   These capital expenditures in 2013 will be intended to support growth in the surgical products segment and maintain the brachytherapy segment.  However, the timing and amounts of capital expenditures are subject to fluctuation depending upon opportunities we may identify.  All capital expenditures will be funded from cash on hand.

Cash used by financing activities in the first half of 2012 included $1.7 million of principal repayments on our outstanding borrowings in accordance with the terms of our credit facility. No such payment was required in 2013.

On May 8, 2013, our Board of Directors approved a restructuring of our vascular access manufacturing operations.  During 2013 and 2014, cash will be required for the implementation of this restructuring, which will be funded from cash on hand and/or marketable securities. See “Restructuring of Vascular Access Manufacturing Operations” above.

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

Credit Agreement

We have a Credit Agreement with a financial institution that provides for up to $40 million of borrowings under a revolving credit facility (the “Revolver”).  The Revolver matures on October 10, 2015 with interest on outstanding borrowings payable at the London Interbank Offered Rate (“LIBOR”) plus 1.75%. Our interest rate as of June 30, 2013 was 1.95%. The Revolver also provides for a $5 million sub-limit for trade and stand-by letters of credit. As of June 30, 2013, borrowings of $22.0 million were outstanding under the Revolver, and letters of credit totaling $946,000, representing decommission funding required by the Georgia Department of Natural Resources, were outstanding under the Credit Agreement.

The Credit Agreement is unsecured, but provides for a lien to be established on substantially all of our assets upon certain events of default.  The Credit Agreement contains representations and warranties, as well as affirmative, reporting and negative covenants customary for financings of this type.  Among other things, the Credit Agreement restricts the incurrence of certain additional debt and certain capital expenditures, and requires the maintenance of certain financial ratios, including a minimum fixed charge coverage ratio, a maximum senior liabilities to tangible net worth ratio, and the maintenance of minimum liquid assets of $10 million, as all such ratios and terms are defined in the Credit Agreement. We were in compliance with all covenants as of June 30, 2013.

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

CMS has adopted final rules under the PPACA that require medical device manufacturers to collect data regard payments made to physicians and teaching hospitals beginning August 1, 2013 and to report such data for each calendar year by March 31 of the following year.  Because we manufacture a number of devices that are covered by the regulations, all payments that we make to physicians and teaching hospitals are subject to this reporting requirement even if the payment relates to a device that is not considered a covered device. The tracking and reporting of these payments could have an adverse impact on our business and/or consolidated results of operations and financial condition and on our relationships with customers and potential customers.

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

The sequestration provisions of the Budget Control Act of 2011 provide for automatic spending cuts of federal spending by nearly $1 trillion over the next 10 years. These spending cuts include a 2% cut to Medicare providers and suppliers, which is now in effect. Medicaid is exempt from these cuts. Any cuts to Medicare reimbursement which affect our products could have a material adverse effect on our business and/or our consolidated results of operations and financial condition.

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

●
the ability to implement the restructuring of our vascular access manufacturing operations within our cost estimates and timetable; realize the expected net savings from the restructuring; our ability to retain customers and market share during the restructuring period; and the ability of the independent suppliers to manufacture our products in accordance with our quality specifications and in the quantities we require;

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013, the end of the period covered by this report.

No changes in our internal control over financial reporting were identified as having occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On August 9, 2013, separate lawsuits styled as class actions were filed in Georgia and Delaware against the Company, its directors, Juniper Investment Company, LLC, and Juniper Acquisition Corporation. Both lawsuits allege that the Company’s Board of Directors breached its fiduciary responsibilities in connection with the merger agreement between the Company and Juniper Acquisition Corporation (see “Merger Agreement” above), and that the acquisition price of $2.20 per share in cash is unfair to shareholders.  The lawsuits seek to enjoin taking steps to proceed with the proposed merger, and seek other equitable relief and unspecified monetary damages. The Company believes these allegations to be without merit and intends to vigorously defend itself. However, at the present time we are unable to determine or predict the ultimate outcome of this litigation.

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

We may not fully realize the expected cost savings and/or targeted benefits from our restructuring and outsourcing programs and the costs of implementing these programs may be higher than we estimated.

In the second quarter of 2013, we started implementing and will continue to implement a restructuring of our vascular access manufacturing operations and to transfer a significant portion of our vascular access manufacturing to independent suppliers located in Latin America through December 2014. As a result of our restructuring, we anticipate that we will incur significant restructuring charges and expenses and realize significant pre-tax savings associated with the restructuring.  However, we cannot guarantee that we will achieve or sustain the targeted benefits of this restructuring program within our cost estimated, which could result in further restructuring efforts.  In addition, we cannot guarantee that the benefits, even if achieved, will be adequate to meet our long-term growth expectations. Also, the implementation of our restructuring initiatives may place a strain on our managerial, operational, financial, personnel, and other resources. In addition, if the independent suppliers do not supply the level of service expected with our outsourcing initiative, we may incur additional costs to correct the errors and may not achieve the level of cost savings originally expected and/or we may experience delays in shipping orders to our customers.

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

REGISTRANT:

THERAGENICS CORPORATION

Date: August 13, 2013	By:	/s/ M. Christine Jacobs
M. Christine Jacobs
Chief Executive Officer

Date: August 13, 2013	By:	/s/ Francis J. Tarallo
Francis J. Tarallo
Chief Financial Officer

